Form 10-K
period 2009-12-31
Symetra Financial CORP
filed 2010-03-09
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33808
SYMETRA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0978027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 108th Avenue NE, Suite 1200
Bellevue, Washington 98004
(Address of principal executive offices, including zip code)

(425) 256-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant completed the initial public offering of its common stock on January 27, 2010. Accordingly, there was no public market for the registrant’s common stock before and including June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. At March 1, 2010, there were 117,988,965 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished to Part III of Form 10-K is hereby incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on May 12, 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2009.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to Symetra Financial Corporation’s:

•	estimates or projections of revenues, net income (loss), net income (loss) per share, adjusted operating income (loss), adjusted operating income (loss) per share, market share or other financial forecasts;

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans; and

•	business and growth strategy.

These statements are based on certain assumptions and analyses made by Symetra in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to Symetra’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase Symetra’s business costs and required capital levels;

•	the ability of the issuer’s subsidiaries to pay dividends to the issuer; and

•	the risks that are described in Item 1A — “Risk Factors” in this report.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by Symetra will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, Symetra or its business or operations. Symetra assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

Our Business

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis. References to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries.

We are a financial services company in the life insurance industry, headquartered in Bellevue, Washington, focused on profitable growth in select group health, retirement, life insurance and employee benefits markets. Our first day as an independent company was August 2, 2004, when Symetra was formed by acquiring a group of life insurance and investment companies from Safeco Corporation (which we refer to as the “Acquisition”). Our operations date back to 1957 and many of our agency and distribution relationships have been in place for decades.

On January 22, 2010, shares of our common stock began trading on the New York Stock Exchange, or NYSE. On January 27, 2010, we completed the initial public offering of our common stock at an offering price of $12.00 per share. The offering included 25,259,510 newly issued shares of common stock sold by us and 9,700,490 existing shares of common stock sold by selling stockholders. We received net proceeds from the offering of approximately $282.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities” for more information about our initial public offering.

We distribute our array of annuity and insurance products nationally through an extensive and diversified independent distribution network. Our distributors include financial institutions, employee benefits brokers, third party administrators, specialty brokers, independent agents and advisors. We believe that our multi-channel distribution network allows us to access a broad share of the distributor and consumer markets for insurance and financial services products. We currently distribute our annuity and life insurance products through approximately 17,000 independent agents, 25 key financial institutions and 4,400 independent employee benefits brokers. We continually add new distribution relationships to expand the breadth of partners offering our products.

Our Strategy

We believe we are well positioned to drive future growth and enhance shareholder value by capitalizing on existing market opportunities through the pursuit of the following strategies:

•	Expand national distribution network. We have a two-pronged approach to expanding product sales: working with our existing distribution relationships and adding new distribution partners. We believe that we are adept at designing simple to understand, yet innovative products to meet the changing demands of the market. By working closely with our distributors, we are able to anticipate opportunities in the marketplace and rapidly address them. Furthermore, by treating our distributors as clients and providing them with outstanding levels of service, we look to cultivate strong relationships, which over the decades, have allowed us to build a powerful national distribution network.

•	Capitalize on increasing need for retirement savings and income. Many individuals have experienced significant declines in the value of their savings as a result of recent market turmoil or have saved too little for retirement. We expect greater demand for retirement savings products that supplement social security. In particular, we believe demand will continue to grow for products like immediate annuities that offer income streams that cannot be outlived.

•	Continue to provide simple to understand savings and investment products. The recent equity and bond market dislocation of the last two years shifted customer and distributor demand toward simple to understand and predictable products. Customers increasingly demand savings and income oriented products (such as fixed annuities) that offer transparency and stable returns, which are higher than returns on savings accounts.

We believe that we have built a reputation as a writer of simple to understand products that meet the needs of customers and our distribution partners. We believe independent distributors highly value our demonstrated ability to accept new business during turbulent conditions while maintaining strong financial performance.

•	Maintain a strong balance sheet and effectively deploy capital. We believe we are vigilant about maintaining a strong balance sheet in all economic environments. We believe our strong balance sheet will allow us to continue growing our business. We intend to deploy our capital prudently while maximizing our profitability and long-term growth in stockholder value. Our capital management strategy is to maintain financial strength through conservative and disciplined risk management practices, capital efficient product design, effective asset/liability management and opportunistic market share growth in all our business segments. This approach will enable us to remain flexible to allocate capital to opportunities within our business segments that offer the highest returns.

•	Financial stability through a diverse mix of business. We believe that our diverse mix of businesses offers us a greater level of financial stability than many of our similarly-sized competitors across business and economic cycles. Given our lack of reliance on any particular product or line of business, we are able to allocate resources to markets with the highest potential returns at any given point in time. By doing so, we are able to avoid certain markets when they are experiencing heavy competition and related pricing pressure without sacrificing our ability to grow revenues.

Our Segments

We manage our business through the following five segments, four of which are operating:

•	Group. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriting, or MGU, services.

•	Retirement Services. We offer fixed and variable deferred annuities, including tax sheltered annuities, individual retirement accounts, or IRAs, and group annuities to qualified retirement plans, including Section 401(k), 403(b) and 457 plans.

•	Income Annuities. We offer single premium immediate annuities, or SPIAs, to customers seeking a reliable source of retirement income and structured settlement annuities to fund third party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

•	Individual. We offer a wide array of term and universal life insurance as well as bank-owned life insurance, or BOLI.

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, tax credits from our tax preferred affordable housing investments, the results of small, non-insurance businesses that are managed outside of our operating segments, and inter-segment elimination entries.

See Note 20 to the accompanying audited financial statements for financial results of our segments, including our operating revenues, for each of the last three fiscal years.

Group

Overview

We offer a full range of employment-based benefit products and services targeted primarily at employers, unions and public agencies with 50 to 5,000 employees. Group’s products include group medical stop-loss insurance sold to employer self-funded health plans; limited benefit medical insurance for employees not able to participate in a traditional health plan, such as part-time, seasonal and temporary workers; group life, accidental death and dismemberment insurance; and disability income products. We purchase reinsurance coverage to limit our exposure to losses from our group medical stop-loss, life and short-term and long-term disability income products. In general, we retain group medical stop-loss risk up to $1.0 million per individual and reinsure the remainder with Reliastar Life Insurance Company and White Mountains Re America. We reinsure 50% of our group life risk and cap our liability at $0.5 million per individual. Our short-term and long-term disability risk is 100% reinsured, except for the short-term disability income product sold within limited benefit medical plans, which is not reinsured.

We sell through several types of distributors within the Group segment, including third party administrators, or TPAs, employee benefits brokers, consultants and administrative services only, or ASO, arrangements. ASOs are fully insured carriers that also offer our group medical stop-loss insurance.

We work closely with employee benefits brokers, consultants and employers to design benefit plans to meet the employers’ particular requirements. Our customers primarily are small and mid-size employers that require knowledgeable employee benefits brokers, consultants and insurance company representatives to understand their individual financial needs and employee profiles, and to customize benefit plans that are appropriate for them. We believe our extensive experience and expertise in group medical stop-loss insurance, limited benefit medical insurance, group life, accidental death and dismemberment insurance and disability income products provide us with opportunities to support close broker relationships and to provide employers innovative and customer-centric benefit plans.

Products

Group Medical Stop-Loss

Our group medical stop-loss insurance, our leading product in the Group segment representing 90.6% of earned premiums in 2009, is provided to employers that self-fund their employees’ health claim costs. Such employers provide a health plan to their employees and pay all claims and administrative costs. Our product helps employers manage health expenses by reimbursing specific claim amounts above a certain dollar deductible and by reimbursing aggregate claims above a total dollar threshold.

Limited Benefit Medical

Our limited benefit medical insurance is provided to employers for health coverage to employees not otherwise eligible to participate in traditional plans, such as part-time, seasonal and temporary workers. The employer has a great deal of flexibility in choosing benefits available to employees and therefore managing total health costs incurred by the employer.

Life Insurance, Accidental Death and Dismemberment

Our group term life insurance product provides benefits in the event of an insured employee’s death. The death benefit can be based upon an individual’s earnings or occupation, or can be fixed at a set dollar amount. Our products also include optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee’s loss of life, limb or sight as a result of accidental death or injury.

Disability Income Insurance

Our group long-term disability income coverage is designed to cover the risk of employee loss of income during prolonged periods of disability. Our group short-term disability income coverage provides partial replacement of an insured employee’s weekly earnings in the event of disability resulting from an injury or illness. Benefits can be a set dollar amount or based upon a percentage of earnings. We reinsure 100% of the risk associated with this business.

Underwriting and Pricing

Group insurance pricing reflects the employer group’s claims experience and risk characteristics. The employer group’s claims experience is reviewed at the time the policy is issued and each renewal year thereafter, resulting in ongoing adjustments to pricing. The key pricing and underwriting criteria are medical cost trends, the employer’s selected provider network discount structure, the employer group’s demographic composition, (including the age, gender and family composition of the employer group’s members), the employer’s industry, geographic location, regional economic trends, plan design and prior claims experience.

We face significant competition in the Group segment operations. Our competitors include large and highly rated insurance carriers, and many of them offer similar products and use similar distribution channels. We strive to write and renew only business that meets our return targets, but this discipline sometimes leads to a negative impact on our market share. However, we remain focused on profitability. Competition is based primarily upon product pricing and features, compensation and benefits structure and support offered.

Pricing in the medical stop-loss insurance market has proven to be cyclical. Recently, we have seen generally disciplined pricing in the medical stop-loss insurance market, which may suggest a developing trend towards higher pricing for this product line, based on our experience with previous pricing cycles.

Retirement Services

Overview

Our Retirement Services operation offers a full range of fixed and variable deferred annuities in both the qualified and non-qualified markets. Qualified contracts include IRAs, Roth IRAs, tax-sheltered annuities (marketed to teachers and not-for-profit organizations) and Section 457 plans. We offer these products to a broad range of consumers who want to accumulate tax-deferred assets for retirement, desire a reliable source of income during their retirement or seek to protect against outliving their assets during retirement.

We offer our annuities primarily through financial institutions, broker-dealers, independent agents and financial advisors.

The demand for fixed annuities has increased as consumers seek the simple to understand, stable return offered by fixed annuity products. We believe that demand for fixed annuity and other investment products that help consumers supplement their social security benefits with reliable retirement income will endure as consumers rebuild and refocus on savings after the recent market turmoil.

We offer a variety of simple variable annuity products that position us to increase sales to consumers looking to maximize after-tax returns over the long-term and have a tolerance for some volatility in their underlying investments.

We believe that the small to mid-sized employer market place will be an area of fixed and variable annuity sales growth as more employers eliminate traditional pensions and offer defined contribution plans with lower administrative costs. As employers drive down employee costs, we believe they still want to offer competitive retirement benefit plans as long as the administrative costs are reasonable. Our products are designed to allow employers to provide their employees with attractive retirement investments for a relatively low cost. Once those retirement plan customers decide to retire or rollover their funds, we offer a suite of IRAs, Roth IRAs and other retirement vehicles. It is our goal to capture and hold those customers by offering products that address their evolving needs and excellent service to our distribution partners and customers.

Products

Fixed Annuities

We offer fixed single premium and flexible premium deferred annuities that provide for a premium payment at time of issue, an accumulation period and an annuity payout period beginning at some future date. Our most popular products are our Select and Custom series that offer three-, five- and seven-year surrender charge periods and a choice of one-, three-, five- or seven-year interest rate lock periods. After the interest rate lock period, the crediting rate is subject to change at our discretion (subject to the minimum guaranteed rate) based upon competitive factors, portfolio earnings rate, prevailing market rates and product profitability. Our fixed annuity contracts are supported by our general account, and the accrual of interest is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contract owners retain their contracts through the surrender penalty period. After one year in the annuity contract, the contract owner may elect to take the accumulated value of the annuity and convert it to a series of future payments that are received over a selected period of time.

Our fixed annuity contracts permit the contract owners at any time during the accumulation period to withdraw all or part of the premium paid, plus the amount credited to their accounts, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 5.0% to 8.0% of the amount withdrawn, starting in the year of contract issue and decreasing to zero over a three to eight-year period. Approximately $5.3 billion, or 70.3%, of the total account value of our fixed annuities as of December 31, 2009, were subject to surrender charges.

As market conditions change, we change the initial crediting rate for newly issued fixed deferred annuities. We maintain the initial crediting rate for a minimum period of either one year or the initial guarantee period, whichever is longer. Thereafter, we may adjust the crediting rate annually for any given deposit. Most of our recently issued annuity contracts have lifetime minimum guaranteed crediting rates between 1.0% and 1.5%.

Our earnings from fixed annuities are based upon the spread between the crediting rate on our fixed annuity contracts and the returns we earn in our general account on our investment of premiums, less acquisition and administrative expenses.

Variable Annuities

We offer variable annuities that allow the contract owner to make payments into a guaranteed-rate account and separate accounts divided into subaccounts that invest in underlying investment portfolios. Like a deferred fixed annuity, a deferred variable annuity has an accumulation period and a payout period. Although the fixed-rate account is credited with interest in a manner similar to a fixed deferred annuity, there is no guaranteed minimum rate of return for investments in the subaccounts, and the contract owner bears the entire risk associated with the performance of these subaccounts, subject to the guaranteed minimum death benefit, or GMDB, or any other benefit offered under the contract.

Similar to our fixed annuities, our variable annuity contracts permit the contract owner to withdraw all or part of the premiums paid, plus the amount credited to the contract owner’s account, subject to contract terms such as surrender charges. The cash surrender value of a variable annuity contract depends upon the allocation of payments between fixed and variable subaccounts, how long the contract has been in force, and the investment performance of the variable subaccounts to which the contract owner has allocated assets.

Variable annuities provide us with fee revenue in the form of flat-fee charges, mortality and expense risk charges, and asset- related administration charges. The mortality and expense risk charge and asset related administration charge equal a percentage of the contract owner’s assets in the separate account and typically range from 1.0% to 1.6% per annum. In addition, some contracts may offer the option for contract owners to purchase additional features, such as GMDB, for additional fees that are paid for through charges equal to a percentage of the contract owner’s assets. The majority of our GMDB risk on our individual variable annuities is reinsured.

Our variable annuity strategy is to offer simple product designs that emphasize long-term returns for the customer. We do not offer the myriad of complex guaranteed living benefits found in most of the products on the market. As a result, we are not a significant writer of variable annuity business. Unlike some of our competitors, we have not had to reprice our products to charge for these features. Our Symetra Focus Variable Annuity product is an example of our approach to the variable annuity marketplace. Focus is one of the most cost-effective products on the market. Because of the cost-effective design, Focus is one of the few variable annuities available featuring index investment options from Vanguard. The product’s low-cost structure and investment options are designed to benefit clients. The lower cost structure allows our clients to keep a greater share of investment returns in their accounts as opposed to paying fees for benefits that may not be needed. For clients that seek an income solution from their variable product, we offer standard annuitization features and a long-life benefit that is funded over time. Our long-life benefit is unique in the industry and works like a multi-premium immediate annuity, or MPIA, with a deferred payment start date.

Historically, we have seen variable annuity sales decline during and after equity market declines and volatility, but we expect Focus to garner more sales as consumers gain more confidence in the equity market and our competition continues to reduce guaranteed living benefit options or increase the costs of these benefits.

Retirement Plans

We offer a wide range of annuities to fund employer-sponsored retirement plans, which include 401(k) plans (including traditional, Safe Harbor and SIMPLE profit sharing plans), 403(b) plans and Section 457 plans.

Underwriting and Pricing

We price our products based upon our expected investment returns and our expectations for mortality, longevity and the probability that a policy or contract will remain in force from one period to the next, referred to as persistency, for the group of our contract owners as a whole, taking into account mortality improvements in the general population and our historical experience. We price deferred annuities by analyzing longevity and persistency risk, volatility of expected earnings on our assets under management, the risk profile of the product, special reserving and capital requirements, and the expected expenses we will incur.

Income Annuities

Overview

We offer immediate annuities that guarantee a series of payments that continue either for a certain number of years or for the remainder of an annuitant’s life.

We also offer structured settlement contracts that provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or worker’s compensation claim, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant. The structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant, or a combination of fixed and life contingent payments.

Products

Immediate Annuities

In 2009, we experienced year-over-year increases in sales of our immediate annuities products. We anticipate further increases in sales given the demographic trend of greater numbers of people approaching retirement age and their corresponding need for dependable retirement income, which lasts their entire lives. We believe that we are one of the most innovative designers of immediate annuity products. According to Kehrer-LIMRA, we were the second largest seller of immediate annuities through banks in 2009.

Immediate annuities differ from deferred annuities in that they provide for contractually guaranteed payments that generally begin within one year of issue. Generally, the immediate annuities available in the marketplace do not provide for surrender or policy loans by the contractholder. We offer a liquidity feature that allows the contractholder to withdraw portions of the future payments. We also offer a feature that allows benefits to be converted to a lump sum after death of the annuitant. We recently introduced the Freedom Income product that enables the customer to pick a payment start date several years after contract purchase. This product is a cost effective means of funding a future income stream.

Structured Settlements

Structured settlement contracts provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or worker’s compensation claim, which are typically purchased by property and casualty insurance companies for the benefit of an injured claimant. These structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant, and may have a guaranteed minimum period of payments. Structured settlement contracts also may provide for irregularly scheduled payments to coincide with anticipated medical or other claimant needs. These settlements offer tax-advantaged, long-term financial security to the injured party and facilitate claim settlement for the property and casualty insurance carrier. Structured settlement contracts are long-term in nature, guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract. In 2005, we introduced funding services to clients with financial circumstances that may have changed from the time they originally received a structured settlement. Our initial funding service product provides an immediate lump sum payment to replace future benefit payments and includes coordinating the court approval process. In 2009, we expanded the funding service product offerings to allow clients to receive a lump sum and to change the timing of future benefit payments. We believe that this product has been well received by our clients and the courts.

Our current financial strength ratings limit our ability to offer structured settlement contracts. If our principal life insurance company subsidiary, Symetra Life Insurance Company, receives an upgrade of its financial strength ratings from “A” (Excellent) to “A+” (Superior) from A.M. Best, courts will be more willing to approve structured settlement contract arrangements from us. Improving this key rating will allow us to participate fully in this market.

Underwriting and Pricing

We price immediate annuities and structured settlements using industry produced annuity mortality information, our mortality experience and assumptions regarding continued improvement in annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter. Our structured settlement contracts and traditional immediate annuities can be underwritten in our medical department by medical doctors and other trained medical personnel. If our medical department determines the annuitant has a shorter or longer than standard life expectancy, we can adjust our pricing to reflect that information.

Our earnings from immediate annuities and structured settlement annuities are driven by the spread on the returns we earn in our general account on our investment of premiums and the interest rate we used to determine the amount of income payments a client receives at the time they purchase their annuity, less acquisition and administrative expenses. Earnings increase or decrease on these products depending upon our mortality experience.

Individual

Overview

Life insurance provides protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. Single premium life and universal life insurance products also provide an efficient way for assets to be transferred to heirs. Our principal individual life insurance product is term life, which provides life insurance coverage with guaranteed level premiums for a specified period of time with little or no buildup of cash value that is payable upon lapse of the coverage. In addition to term life insurance, we offer universal life insurance products, which are designed to provide protection for the entire life of the insured and may include a buildup of cash value that can be used to meet the policyholder’s particular financial needs during the policyholder’s lifetime. We also sell BOLI to financial institutions seeking a fixed yield investment that efficiently matches future employee benefit liabilities.

We price our traditional insurance policies based primarily upon our own historical experience in the underwriting risk categories that we target. We target individuals in preferred risk categories and offer them attractive products at competitive prices in addition to targeting more standard risks. Persons in preferred risk categories include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating people with health problems and offer appropriately priced coverage for people who meet our underwriting criteria.

We offer our life insurance products primarily through three distribution channels: independent agents and financial advisors, financial institutions, and specialty agents for BOLI. We believe there are opportunities to expand our sales through each of these distribution channels.

Products

Term Life Insurance

Our term life insurance policies provide a death benefit if the insured dies while the coverage is in force. Term life policies have little to no cash value buildup and therefore rarely have a payment due if and when a policyholder decides to lapse the policy. As of December 31, 2009, we had $180.7 million of reserves associated with our term life and other traditional life products.

Our primary term life insurance products have guaranteed level premiums for initial terms of 10, 15, 20 or 30 years. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue under the current policy by paying the increased premiums without demonstrating insurability or qualifying for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age or the policyholder ceases to make premium payments or otherwise terminates the policy, including potentially converting to a permanent plan of insurance. The termination of coverage is called a lapse. For newer policies, we seek to reduce lapses at the end of the guaranteed period by gradually grading premiums to the attained age scale of the insured over the five years following the guaranteed period. After this phase-in period, premiums continue to increase as the insured ages.

In 2009, we launched a new term insurance product designed primarily for the mortgage term market. This product allows customers to safeguard their home (often their most valuable asset) in the event of death. This product includes an optional return of premium feature allowing for the customer to pay additional premiums for the comfort of knowing they will receive back at a minimum what they paid in premiums.

We design and price our term insurance to limit the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as XXX deficiency reserves. We had $6.9 million of XXX reserves as of December 31, 2009. Our product pricing is not dependent on securitization of XXX deficiency reserves.

Universal Life Insurance

Our universal life insurance policies provide policyholders with lifetime death benefit coverage, the ability to accumulate assets on a flexible, tax-deferred basis and the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Our universal life products also allow policyholders to adjust the timing and amount of premium payments. We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance charges, or COI, which generally increase from year to year as the insured ages. Our universal life insurance policies accumulate cash value that we pay to the insured when the policy lapses or is surrendered. Most of our universal life policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2009, we had $679.2 million of reserves associated with various universal life products.

We credit interest on policyholder account balances at a rate determined by us, but not less than a contractually guaranteed minimum. Our in force universal life insurance policies generally have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy.

We design and price our universal life insurance products to limit the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as AXXX deficiency reserves. We had $17.8 million of AXXX reserves as of December 31, 2009. Our product pricing is not dependent on securitization of AXXX deficiency reserves.

Bank-Owned Life Insurance (BOLI)

Our life insurance business also includes $3.9 billion of BOLI reserves, which represent universal life policies sold to financial institutions. Many financial institutions have purchased several billion dollars of BOLI as a means of generating the cash flow needed to fund benefit liabilities. Our fixed rate BOLI product is a highly stable, low-risk source of financing that can offer net annual after-tax returns that are generally higher than traditional bank investments. Over the last few years some financial institutions bought variable BOLI products, which we do not offer, and experienced significant volatility and write-downs associated with those products. Our book of BOLI business is 100% fixed.

Underwriting and Pricing

We believe our rigorous underwriting and pricing practices are significant drivers of the consistent profitability of our life insurance business. Our fully underwritten term life insurance is 50% to 90% reinsured, which limits mortality risk retained by us. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.

Our fully underwritten policies place each insurable life insurance applicant in one of eight primary risk categories, depending upon current health, medical history and other factors. Each of these eight categories has specific health criteria, including the applicant’s history of using nicotine products. We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category, regardless of face value or net amount at risk. We may decline an applicant’s request for coverage if the applicant’s health or other risk factor assessment is unacceptable to us. We do not delegate underwriting decisions to independent sales intermediaries. Instead, all underwriting decisions are made by our own underwriting personnel or by our automated underwriting system. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies to manage our underwriting risks. For specific markets where fully underwritten products are not preferred by the distributor, we have developed specially priced products to support a “simplified issue” process. This process enables us to reach applicants not called on by traditional insurance agents. “Simplified issue” contracts are typically generated via worksite sales to employees and sales to retail bank customers. Insurance amounts are limited and separate underwriting guidelines are applied for simplified issue policies.

Other

Our Other segment consists primarily of unallocated surplus net investment income, unallocated operating expenses including interest expense on debt, tax credits from affordable housing investments, the results of small, non-insurance businesses that are managed outside of our operating segments and intersegment elimination entries. In addition, beginning in the third quarter of 2008, we include our net gains (losses) related to investments in hedge and private equity funds in this segment, reported through net investment income.

Distribution

We distribute our products through an extensive and diversified distribution network. We believe access to a variety of distribution channels enables us to respond effectively to changing consumer needs and distribution trends. We compete with other financial services companies to attract and retain relationships in each of these channels. Some of the factors that lead to our success in competing for sales through these channels include amount of sales commissions and fees we pay, breadth of our product offerings, our perceived stability and our financial strength ratings, marketing and training we provide and maintenance of key relationships with individuals at those firms. We believe we have a well diversified multi-channel distribution network to capture a broad share of the distributor and consumer markets for insurance and financial services products.

The following table sets forth our annualized first-year premiums and deposits on new policies in our Group, Retirement Services, Income Annuities and Individual segments:

Sales for the Year Ended December 31, 2009
by Distribution Channel

	Segment
		Retirement	Income
Distribution Channel	Group	Services	Annuities	Individual
	(In millions)

Financial institutions	$—	$1,998.1	$95.6	$2.2
Employee benefits brokers/ASOs/TPAs	91.3	—	—	—
Independent agents/BGAs	—	230.3	70.2	8.3
Structured settlements/BOLI	—	—	86.0	2.5

Financial Institutions.  We have agency agreements with 25 key financial institutions, accounting for approximately 19,000 agents and registered representatives in all 50 states and the District of Columbia. We use financial institutions to distribute a significant portion of our fixed and variable annuities, as well as a growing portion of our life insurance policies.

One financial institution, JPMorgan Chase & Co., accounted for 34.7% and 45.6% of our total sales for the years ended December 31, 2009 and 2008, respectively, selling primarily fixed annuity products. In September 2008, JPMorgan Chase & Co. (which owns the Chase banking business) acquired the banking operations of Washington Mutual, Inc. Prior to that acquisition, Chase and Washington Mutual each individually accounted for a significant portion of our total sales. We do not believe that the acquisition has negatively affected our distribution relationship with the combined institution.

Under our two agreements with Chase Insurance Agency, Inc. (an affiliate of JPMorgan Chase & Co.), Chase acts as a writing agency in distributing certain of our annuity and life insurance products and, with the consent of the policyowner, also acts as servicing agent with regard to those products. In exchange for these services, we pay commissions and service fees to Chase on premiums paid to the Company and we pay trail commissions, which are additional periodic commissions, to Chase based on the value of the policies outstanding. These agreements do not have a fixed term. With respect to future business, one of the agreements is terminable by either party upon 30 days’ written notice to the other party and the other agreement is terminable upon written notice.

Employee Benefits Brokers, Administrative Services Only (ASO) carriers, Third Party Administrators (TPA).  We distribute our Group segment products through approximately 2,200 agencies in the employee benefits broker/ASO/TPA channel. This distribution channel is also supported by approximately 30 of our employees located strategically across a nationwide network of 14 regional offices.

Independent Agents, Brokerage General Agencies (BGAs).  We distribute life insurance and fixed and deferred annuities through approximately 17,000 independent agents located throughout the United States from approximately 10,200 different agencies. These independent agents market our products and those of other insurance companies.

Structured Settlements.  We distribute structured settlements through approximately 570 settlement consultants representing 86 agencies in 50 states and the District of Columbia. We believe our ability to increase sales of structured settlements will depend in part on our ability to achieve a rating upgrade from A.M. Best.

Marketing

We promote and differentiate our products and services through the breadth of our product offerings, technology services, specialized support for our distributors and innovative marketing programs to help distributors grow their business with our products.

We have customized our marketing approach to promote our brand to distributors of our products whom we believe have the most influence in our customers’ purchasing decisions. We built our brand among this constituency in three phases: an outreach to our employees to understand and deliver on the brand, an outreach to our independent producers in our sales channels and a prudent consumer outreach. These programs include advertising in trade and business periodicals, consumer advertising with a modest budget leveraged by its ties to our producers, media outreach to both trade and consumer periodicals and community outreach, including partnering with distributors.

At the product level, we simplify the sales process so that the recommendation to purchase our product is as easy and seamless as possible. This is accomplished through our product collateral, technology in the sales process and ease of service after the sale.

We seek to build recognition of our brand and maintain strong relationships with leading distributors by providing a high level of specialized support, such as product training, sales solutions, and products designed for targeted customers.

Reserves

Overview

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (GAAP). We establish reserves at amounts that we expect to be sufficient to satisfy our policy obligations. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Individual and Group Life Insurance and Group Health Insurance

We establish reserves for life insurance policies based upon generally recognized actuarial methods. We use mortality tables in general use in the United States, modified where appropriate to reflect relevant historical experience and our underwriting practices. Persistency, expense and interest rate assumptions are based upon relevant experience and expectations for future development.

The liability for policy benefits for universal life insurance and BOLI policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, plus any amount needed to provide for additional benefits. We also establish reserves for amounts that we have deducted from the policyholder’s balance to compensate us for services to be performed in future periods.

Our reserves for unpaid group life and health insurance claims, including our stop-loss medical and other lines, are estimates of the ultimate net cost of both reported losses that have not yet been settled and incurred but as yet unreported losses. Reserves for incurred but as yet unreported claims are based upon historic incidence rates, severity rates, reporting delays and any known events that we believe will materially affect claim levels.

Reserves for long-term disability income claims are based upon factors including recovery, mortality, expenses, Social Security and other benefit offsets and interest rates. They represent the actuarial present value of benefits and associated expenses for current claims, reported claims that have not yet completed and incurred claims that have not yet been reported. Claims on long-term disability income insurance policies consist of payments to be made periodically, generally monthly, in accordance with the contractual terms of the policy.

Retirement Services and Income Annuities

For our investment contracts, which are primarily deferred annuities, contractholder liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus investment earnings and interest credited to the account, less expense, mortality and product charges, if applicable. We also maintain a separate reserve for any expected future payments in excess of the account value due to the potential death of the contractholder. The reserves were reset to fair value on the date of the Acquisition.

Reserves for future policy benefits on our immediate fixed annuity contracts are calculated based upon actuarial assumptions regarding the interest to be earned on the assets underlying the reserves and, if applicable, the annuitant’s life expectancy.

Investments

In managing our investments, we are focused on disciplined matching of our assets to our liabilities and preservation of principal. Within this framework, we seek to generate appropriate risk-adjusted returns through careful individual security analysis. We seek to reduce and manage credit risk by focusing on capital preservation, fundamental credit analysis, value-oriented security selection and quick action as a security’s outlook changes.

Other than our commercial mortgage portfolio, which is managed by our internal commercial mortgage loan department, we have contracted with professional investment advisors to invest our assets. As of December 31, 2009, the majority of our $18,553.7 million (amortized cost) fixed income portfolio was managed by White Mountains Advisors LLC, or WM Advisors, and our $218.5 million equity portfolio was managed by Prospector Partners, LLC, or Prospector.

For each of our operating segments and for our unallocated surplus, we separate our investments into one or more distinct portfolios. Our investment strategy for each portfolio is based on the expected cash flow characteristics of the portion of the liabilities of the business segment associated with the portfolio. The strategies are regularly monitored through a review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

In general, we purchase high quality assets to pursue the following investment strategies for our operating segments:

•	Group. We invest in short duration fixed income corporate bonds and mortgaged backed securities.

•	Retirement Services. We invest in short to medium duration fixed income corporate bonds, mortgage backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Income Annuities. The Income Annuities segment has liability payments that run well beyond 40 years. The majority of the segment’s portfolio is invested in long duration fixed income corporate bonds, mortgage-backed securities and commercial mortgage loans. In addition, we invest in equities to support a portion of the liability payments due more than 30 years in the future.

•	Individual. We invest in medium to long duration fixed income corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Other. We invest in short to medium duration fixed income assets.

We are exposed to three primary sources of investment risk:

•	Credit risk — risk relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	Interest rate and credit spread risk — risk relating to the market price and/or cash flow variability associated with changes in market yield curves and credit spreads; and

•	Equity risk — risk relating to adverse fluctuations in a particular common stock.

Our ability to manage these risks while generating an appropriate investment return is essential to our business and our profitability.

We manage credit risk by analyzing issuers, transaction structures and, for our commercial mortgage portfolio, real estate properties. We use analytic techniques to monitor credit risk. For example, we regularly measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credit. If an issuer downgrade causes our holdings of that issuer to exceed our risk thresholds, we automatically undertake a detailed review of the issuer’s credit. We also manage credit risk through industry and issuer diversification, asset allocation practices and personal recourse. For commercial mortgage loans, we manage credit risk through geographic and product-type diversification and asset allocation. We routinely review different issuers and sectors and conduct more formal quarterly portfolio reviews.

We mitigate interest rate and credit spread risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate and widening credit spread environments.

We mitigate equity risk by limiting the size of our equity portfolio to correlate with our exposure to long duration obligations in our Income Annuities segment and the ability of our capital base to absorb downside volatility without creating capital ratio stress and/or constraints on growth. We invest in relatively concentrated positions in the United States and other developed markets. The investments are identified using a bottom-up fundamental analysis and value oriented investment approach.

Reinsurance

We engage in the industry practice of reinsuring portions of our insurance risk with reinsurance companies through both treaty and facultative reinsurance agreements. We use reinsurance to diversify our risks and manage loss exposures primarily in our Group and Individual segments. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific books of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. The use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A−.”

We had reinsurance recoverables of $276.6 million and $264.2 million as of December 31, 2009 and December 31, 2008, respectively. The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverables as of December 31, 2009, and the A.M. Best ratings of those reinsurers as of that date:

	Reinsurance	A.M. Best
	Recoverable	Rating
	(In millions)

RGA Reinsurance Company	$102.4	A	+
Transamerica Life Insurance Company	72.8	A
UNUM Life Insurance Company of America (UNUM)	47.4	A	−
Lincoln National Life Insurance Company	23.4	A	+

In the table above, the reinsurance recoverables under our agreements with RGA, UNUM and Lincoln represent our reinsurance exposure to these parties under the reinsurance agreements. The reinsurance recoverable under our agreement with Transamerica represents the assets withheld for our share of the coinsurance agreement.

Under most of our reinsurance agreements, we obtain reinsurance to mitigate some or all of the risk of the policies we issue, particularly the risk of substantial loss from death of an individual or catastrophic loss, and in other cases where the reinsurer offers a particular expertise. Some of these agreements are coinsurance arrangements, whereby we only obtain reinsurance for a portion of the risk, and retain the remainder. In some cases, we instead act as a reinsurer (or coinsurer) of another life insurance company.

The following is a brief summary of our reinsurance agreements with the parties listed in the table above:

•	RGA Reinsurance Company. Under our agreements with RGA, RGA reinsures the risk of a large loss on term life insurance and universal life insurance policies. These are typically coinsurance or yearly renewable term arrangements, whereby we cede 50% or more of the claims liability to RGA. Reinsurance premiums are determined according to the amount reinsured with RGA per policy. These agreements do not have a fixed term. Either party can terminate these agreements with respect to future business with 90 days’ written notice to the other party.

•	Transamerica Life Insurance Company. Under an agreement with Transamerica, we act as their reinsurer with respect to 28.6% of a BOLI policy. BOLI is life insurance purchased by a bank to insure the lives of bank employees, usually officers and other highly compensated employees. BOLI policies are commonly used by banks to fund employee pension plans and benefit plans. Transamerica invests the policy premiums paid by the bank, and manages those investments subject to the terms of the policy. We have assumed 28.6% of the claims liability under this policy, and receive 28.6% of the proceeds generated under the policy. The term of this agreement is perpetual. We are only allowed to terminate this agreement in the event Transamerica fails to pay amounts due to us under this agreement or in the event of fraud, misrepresentation or breach of this agreement by Transamerica.

•	UNUM Life Insurance Company of America. We cede all of our group long-term disability income, or LTD, and short-term disability income, or STD, claims liability through a reinsurance pool under agreements with the administrator of the pool, Reliance Standard Life Insurance Company, or Reliance, as Managing Agent for each participating reinsurer in the pool and as a participating reinsurer in its own right. The pool of reinsurers and their participation levels may change each agreement year for new claims. Reliance has been the sole pool participant for agreement years 2006 and later. UNUM maintained the highest level of participation for agreement years prior to 2006. On an aggregate basis, UNUM currently reinsures the substantial majority of existing group LTD and STD claims liability. The premium rates are developed (on a policy-by-policy basis) by adding our expense load to the rate that the reinsurer charges for their claims cost and their expenses. When premiums are collected, we retain the portion that represents our expense load and send the remainder to the reinsurer. These agreements do not have a fixed term. Either party can terminate the agreement with respect to future business by providing 90 days’ written notice to the other.

•	Lincoln National Life Insurance Company. Under our agreements with Lincoln, we primarily cede claims liability under 10-, 15- and 20-year term life insurance policies to Lincoln. These are typically coinsurance arrangements, whereby we cede 50% or more of the claims liability to Lincoln. Reinsurance premiums are determined in proportion to the amount reinsured with Lincoln per policy. These agreements do not have a fixed term. Either party can terminate these agreements with respect to future business upon 90 days’ written notice to the other party.

Operations and Technology

We have a dedicated team of service and support personnel, as well as our outsourced provider Affiliated Computer Services, or ACS, based in Dallas, Texas, which was acquired by Xerox Corp. in February 2010, that deliver automation solutions to drive competitive advantage, achieve earnings growth objectives and control the cost of doing business. We mainly follow a buy-versus-build approach in providing application and business processing services that accelerate delivery and responsiveness. We also develop proprietary software for competitive or economic benefits.

Competition

We face significant competition for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers, in each of our businesses. Our competitors vary by product and distribution channel; however, generally, our life and health insurance products compete with similar products offered by other large and highly rated insurers, and our retirement services and income annuity products compete with those offered by other financial services companies. Many of our insurance products are underwritten annually, resulting in the risk that purchasers may be able to obtain more favorable rates from these competitors than if they were to renew coverage with us. Competition in our operating business segments is based on a number of factors, including:

•	quality of service;

•	product features;

•	price;

•	commissions;

•	ability to purchase attractive assets;

•	diversification of distribution;

•	financial strength ratings;

•	reputation; and

•	name recognition.

The relative importance of these factors depends on the particular product and market. We believe that our competitive advantages primarily stem from our distribution network, as well as our strong financial position, diverse business mix, and superior investment management.

Financial Strength Ratings

Rating organizations continually review the financial performance and condition of most insurers and provide financial strength ratings based on a company’s operating performance and ability to meet obligations to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies and are an important factor in establishing the competitive position of insurance companies. In addition, ratings are important to maintaining public confidence in us and our ability to market our products.

Symetra Financial Corporation and our principal life insurance subsidiaries, Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York, are rated by A.M. Best; Standard and Poor’s, or S&P; Moody’s and Fitch as follows as of December 31, 2009:

	A.M. Best	S&P	Moody’s	Fitch

Financial Strength Ratings
Symetra Life Insurance Company	A	A	A3	A+
First Symetra National Life Insurance Company of New York	A	A	NR*	A+
Issuer Credit/Default Ratings
Symetra Financial Corporation	bbb+	BBB	Baa3	A−
Symetra Life Insurance Company	a+	A	NR*	NR*
First Symetra National Life Insurance Company of New York	a+	A	NR*	NR*

* “NR” indicates not rated

A.M. Best states that its “A” (Excellent) financial strength rating is assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing obligations to policyholders. The “A” (Excellent) is the third highest of 16 ratings assigned by A.M. Best, which range from “A++” to “S.” A.M. Best describes its “a” issuer credit rating for insurers as “excellent,” assigned to those companies that have, in its opinion, a strong ability to meet the terms of their ongoing senior financial obligations. Its “bbb” issuer credit rating is described as “good,” assigned to those companies that have, in its opinion, an adequate ability to meet the terms of their obligations but are more susceptible to changes in economic or other conditions. A.M. Best issuer credit ratings range from “aaa” (exceptional) to “rs” (regulatory supervision/liquidation) and may be enhanced with a “+” (plus) or “-” (minus) to indicate whether credit quality is near the top or bottom of a category.

Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York’s Financial Size Category, or FSC, rankings, as determined by A.M. Best, are both XIII, the third highest of 15. A.M. Best indicates that the FSC is designed to provide an indicator of the size of a company in terms of its statutory surplus and related accounts.

Standard & Poor’s states that an insurer with a financial strength rating of “A” (Strong) has strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. The “A” range is the third highest of the four ratings ranges that meet these criteria, and also is the third highest of nine financial strength ratings ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “A” rating is the sixth highest of S&P’s 21 ratings categories. S&P describes companies assigned an “A” issuer credit rating as having a strong capacity to meet financial commitments, but somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated companies. Companies assigned a “BBB” issuer credit rating have adequate capacity to meet financial commitments, but adverse economic conditions are more likely to lead to a weakened capacity to meet such commitments. S&P issuer credit ratings range from “AAA” to “D,” indicating default.

Moody’s Investors Service states that insurance companies rated “A3” (Good) offer good financial security. However, elements may be present that suggest a susceptibility to impairment sometime in the future. The “A” range is the third highest of nine financial strength rating ranges assigned by Moody’s which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with “1” being the highest and “3” being the lowest. Accordingly, the “A3” rating is the seventh highest of Moody’s 21 ratings categories. Moody’s credit rating is assigned to our senior debt. A rating of “Baa” is defined as subject to moderate credit risk, considered medium-grade, and may possess certain speculative characteristics.

Fitch states that insurance companies with a financial strength rating of “A+” (Strong) are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small. The “A” rating category is the third highest of eight financial strength categories, which range from “AAA” to “D.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+” rating is the fifth highest of Fitch’s 24 financial strength ratings categories. Fitch describes its “A−” issuer default rating as “high credit quality,” which denotes an expectation of low default risk, but may be more vulnerable to adverse business or economic conditions than higher ratings. Fitch issuer default ratings range from “AAA” (highest credit quality) to “D” (default).

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may rate Symetra or our insurance subsidiaries on a solicited or unsolicited basis.

The A.M. Best, S&P, Moody’s and Fitch ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These ratings should not be relied on with respect to making an investment in our securities.

Regulation

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, also are subject to federal and state securities laws and regulations. The Securities and Exchange Commission, or SEC, the Financial Industry Regulatory Authority, or FINRA, and state securities authorities regulate these products.

Our broker-dealers are subject to federal and state securities and related laws. The SEC, FINRA and state securities authorities are the principal regulators of these operations.

The purpose of the laws and regulations affecting our insurance and securities businesses is primarily to protect our customers and not our noteholders or stockholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities increasingly make inquiries regarding compliance by us and our subsidiaries with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted.

Many of our customers and agents also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

Insurance Regulation

Our insurance subsidiaries are licensed and regulated in all states in which they conduct insurance business. The extent of this regulation varies, but most states have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain lines of insurance. The types of insurance laws and regulations applicable to us or our insurance subsidiaries are described below.

Insurance Holding Company Regulation

All states in which our insurance subsidiaries conduct insurance business have enacted legislation that requires each insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s state of domicile.

Policy Forms

Our insurance subsidiaries’ policy forms are subject to regulation in every state in which such subsidiaries are licensed to transact insurance business. In most states, policy forms must be filed prior to their use.

Dividend Limitations

As a holding company with no significant business operations of its own, Symetra depends on dividends or other distributions from its subsidiaries as the principal source of cash to meet its obligations, including the payment of interest on and repayment of principal of any debt obligations and payment of dividends to stockholders and stock repurchases. The payment of dividends or other distributions to Symetra by its insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. In the state of Washington, the state of domicile of Symetra’s principal insurance subsidiary, Symetra Life Insurance Company, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the insurance commissioner has received sufficient notice of the intended payment and has not objected or has approved the payment within the 30-day period. An “extraordinary” dividend or distribution is defined under Washington law as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations for the prior year.

State laws and regulations also prohibit an insurer from declaring or paying a dividend except out of its statutory surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to Symetra (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contractholders.

Market Conduct Regulation

The laws and regulations of U.S. jurisdictions include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State jurisdictions generally enforce these provisions through periodic market conduct examinations.

Statutory Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of several other states under guidelines promulgated by the National Association of Insurance Commissioners, or NAIC. In the three-year period ended December 31, 2009, we have not received any material adverse findings resulting from any insurance department examinations of our insurance subsidiaries.

Guaranty Associations and Similar Arrangements

Most states require life insurers licensed to write insurance within the state to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

We had net aggregate assessments (refunds) levied against (or received) by our insurance subsidiaries totaling $(1.6) million, $0.1 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the net amount above are refunds totaling $2.3 million received during the year ended December 31, 2009, primarily from one state related to assessments we paid prior to 1998. Although the amount and timing of future assessments are not predictable, we have established reserves for guaranty fund assessments that we consider adequate for assessments with respect to insurers that currently are subject to insolvency proceedings. On an annual basis in the fourth quarter, the National Organization of Life and Health Guaranty Associations provides information pertaining to estimated future assessments for insolvencies payable by us to various state guaranty fund associations. As a result, we increased our estimated guaranty fund liability by $4.6 million and increased the related premium tax offset asset by $2.6 million as of December 31, 2009.

Change of Control

The laws and regulations of the states in which our insurance subsidiaries are domiciled require that a person obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, the insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquiror’s plans for the management and operation of the insurer, and any anticompetitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. Approval of an acquisition may not be required in these states, but the state insurance departments could take action to impose conditions on an acquisition that could delay or prevent its consummation. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Policy and Contract Reserve Sufficiency Analysis

Under the laws and regulations of their states of domicile, our life insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our life insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities.

Surplus and Capital Requirements

Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not believe that the current or anticipated levels of statutory surplus of our insurance subsidiaries present a material risk that any such regulator would limit the amount of new policies that our insurance subsidiaries may issue.

Risk-based Capital

The NAIC has established risk-based capital standards for life insurance companies as well as a model act with the intention that these standards be applied at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2009, the risk-based capital of each of our life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action. As of December 31, 2009, Symetra Life Insurance Company had a risk-based capital ratio of 413%.

Statutory Accounting Principles

Statutory accounting principles, or SAP, is a basis of accounting developed by state insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various states. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are usually different from those reflected in financial statements prepared under SAP.

Regulation of Investments

Each of our insurance subsidiaries is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, real estate, equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments held by our insurance subsidiaries comply with these laws and regulations.

Federal Regulation

Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal and state securities laws. As a result, they are registered under the Securities Act of 1933 (or are exempt from registration) and are subject to regulation by the SEC, FINRA and state securities authorities. Federal and state securities regulation similar to that discussed below under “— Other Laws and Regulations — Securities Regulation” affect investment advice, sales and related activities with respect to these products.

Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, privacy regulation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

From time to time, federal measures are proposed that may significantly affect the insurance business, including direct federal regulation of insurance through an optional federal charter, enhanced federal oversight of insurance through a Federal Insurance Office, comprehensive health care reform, limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals may have on our business.

Changes in Tax Laws

Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax advantages within life insurance and annuity products.

In addition, changes in tax laws could increase our tax liability or increase our reporting obligations. For example, in February 2010, President Obama released additional information about the tax proposals contained in his Fiscal Year 2011 Budget (the “Budget”). There are several proposals included in the Budget that are significant for life insurance companies. Those proposals include modifying the dividends-received deduction for life insurance company separate accounts; requiring information reporting for private separate accounts of life insurance companies; imposing new reporting requirements and transfer-for-value rules on purchasers of certain life insurance contracts; expanding the interest expense disallowance for corporate-owned life insurance; requiring information reporting on payments to corporations; and increasing information return penalties. These proposals not only could increase our tax liabilities but also could reduce the attractiveness of certain products we sell. These proposals may not be enacted or may be modified by Congress prior to enactment.

Furthermore, the federal estate tax has been repealed as of 2010. This extraordinary situation is currently scheduled to last only during 2010, while in 2011 it reverts back to pre-2001 rules. This situation may or may not continue as Congress could adopt legislation retroactively reinstating the estate tax. The repeal of and continuing uncertainty regarding the federal estate tax may adversely affect sales and surrenders of some of our estate planning products.

Other Laws and Regulations

Securities Regulation

Certain of our subsidiaries and certain policies and contracts offered by them are subject to various levels of regulation under the federal securities laws administered by the SEC. One of our subsidiaries is an investment advisor registered under the Investment Advisers Act of 1940. Certain of its employees are licensed as investment advisory representatives in the states where those employees have clients. Some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some annuity contracts and insurance policies issued by some of our subsidiaries are funded by separate accounts, the interests in which are registered under the Securities Act of 1933 and the Investment Company Act of 1940. Certain of our subsidiaries are registered and regulated as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by, the FINRA, as well as by various state and local regulators. The registered representatives of our broker-dealers are also regulated by the SEC and FINRA and are also subject to applicable state and local laws.

These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, suspension or limitation of sales of our products, limitations on the activities in which the investment adviser or broker-dealer may engage, suspension or revocation of the investment adviser or broker-dealer registration, censure or fines. We may also be subject to similar laws and regulations in the states in which we provide investment advisory services, offer the products described above, or conduct other securities-related activities.

Certain of our subsidiaries also sponsor and manage investment vehicles and issue annuities that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 apply to these investment vehicles and the securities issued by such vehicles. The Investment Company Act of 1940, the Investment Advisers Act of 1940 and the Securities Act of 1933, including the rules promulgated thereunder, are subject to change which may affect our subsidiaries that sponsor and manage such investment vehicles. Our costs may increase or we may exit markets to the extent certain of our vehicles and annuities are required to comply with increased regulation and liability under the securities laws.

ERISA and Internal Revenue Code Considerations

We provide certain products and services to certain employee benefits plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

USA Patriot Act

The USA Patriot Act of 2001, or the Patriot Act, which was renewed for an additional four years in 2006, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act.

Privacy of Consumer Information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

Employees

As of December 31, 2009, we had approximately 1,100 full-time and part-time employees. We believe our employee relations are satisfactory. To the best of our knowledge, none of our employees is subject to a collective bargaining agreement.

Available Information

Symetra’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports will be available free of charge on Symetra’s website at www.symetra.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Additionally, copies of Symetra’s annual report will be made available, free of charge, upon written request.

Item 1A.	Risk Factors

Risks Related to Our Business

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. Market conditions such as we have experienced since the second half of 2007 may significantly affect our ability to meet liquidity needs, including capital that may be required by our subsidiaries. We may seek additional debt or equity capital but be unable to obtain such capital.

We need liquidity to pay our policyholder benefits, operating expenses, interest on our debt and dividends on our capital stock, and to pay down or replace certain debt obligations as they mature. Without sufficient liquidity, we could be forced to curtail our operations, and our business could suffer. The principal sources of our liquidity are premiums earned on group life, health and individual insurance products, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are generally readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including long-term debt and capital securities.

Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business and maintain desired financial ratios. These market conditions may limit our ability to access the capital necessary to grow our business in a timely manner, replace capital withdrawn by customers or raise new capital required by our subsidiaries as a result of volatility in the markets. As a result, we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Future deterioration of our capital position at a time when we are unable to access the long-term debt market could have a material adverse effect on our liquidity. Our internal sources of liquidity may prove to be insufficient.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing objectives. If this occurs, we may need to:

•	further access external sources of capital, including the debt or equity markets;

•	reduce or eliminate future stockholder dividends of our common stock;

•	utilize unused borrowings for general corporate purposes;

•	undertake additional capital management activities, including reinsurance transactions;

•	limit or curtail sales of certain products and/or restructure existing products;

•	undertake asset sales or internal asset transfers; and

•	seek temporary or permanent changes to regulatory rules.

Certain of these actions may require regulatory approval and/or the approval of counterparties which are outside of our control or have economic costs associated with them.

We rely on our revolving credit facility as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under this facility is conditioned on our satisfaction of covenants and other requirements contained in the facility, see Note 12 to the accompanying audited consolidated financial statements. Our failure to satisfy these covenants and other requirements would restrict our access to the facility when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Difficult conditions in the credit and equity markets, and in the economy generally, have adversely affected and may continue to adversely affect our business and results of operations.

Conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world, have adversely affected our results of operations. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the fourth quarter of 2008 and early 2009. While the latter half of 2009 brought some turnaround in the capital markets, concerns about the availability and cost of credit, inflation, the U.S. mortgage market, the stability of banks and other financial institutions, and a declining real estate market in the United States continue and contribute to heightened market volatility and dampen expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence, increased unemployment and volatile oil prices, precipitated a sustained recession.

In particular, the credit, financial and economic crisis has had, or may have in the future, the following effects on our business and results of operations:

•	less supply of appropriate investments available for purchase to support our liabilities, therefore leading to higher cash balances yielding less than the credited rates to our customers. During 2009, we carried higher cash balances, which have reduced our net investment income, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Current Outlook”;

•	significant losses in our investment portfolio, which have had an adverse effect on our stockholders’ equity, statutory capital and net income. Net realized investment losses before taxes were $29.3 million through December 31, 2009 and $158.0 million in 2008, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments”;

•	impairment of key business partners, including distribution partners and reinsurers (for example, in 2008, one of our largest distributors was acquired by another bank);

•	reduced demand for certain financial and insurance products due to financial hardships experienced by consumers and concern about the stability of the financial services industry (for example, industry variable annuity sales declined in late 2008 and early 2009);

•	reduced demand for our insurance products and other related products and services in our group employer health insurance as employers have fewer employees requiring insurance coverage due to rising unemployment levels;

•	an elevated incidence of claims, lapses or surrenders of policies, as some of our policyholders have chosen or may choose to defer or stop paying insurance premiums altogether, particularly in our Individual segment;

•	increased scrutiny of our business and financial strength by ratings agencies (including negative ratings actions), regulators, agents who sell our products and other potential business partners (for example, in 2009, we were downgraded by Moody’s and had our outlook changed to negative by Standard & Poor’s); and

•	increased utilization of health benefits by some insureds who may anticipate unemployment or loss of benefits.

In addition, general inflationary pressures may affect medical costs, increasing the costs of paying claims.

Our investment portfolio is subject to various risks that may diminish the value of our invested assets, reduce investment returns and erode capital.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates and credit spreads, the overall performance of the economy, the creditworthiness of the specific obligors included in our portfolio, equity prices, liquidity and other factors, some of which are beyond our control. These factors could materially affect our investment results in any period and had an adverse impact on our investment results in 2008 and 2009. In addition, given our reliance on external investment advisors, we could also be exposed to operational risks that may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.

Interest rate and credit spread risk

Fluctuations in interest rates and credit spreads can negatively affect the returns on our fixed maturity and short-term investments and can cause unrealized losses or reduce unrealized gains in our investment portfolios. Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, general investor sentiment, domestic and international economic and political conditions and other factors beyond our control.

The fair value of the fixed maturities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates and credit spreads, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease in step with interest rates and credit spreads. In addition, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and certain other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities, commercial mortgage obligations and other bonds in our investment portfolio are more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates, and we may be required to reinvest those funds in lower interest-bearing investments.

Because substantially all of our fixed maturities are classified as available-for-sale, changes in the fair value of these securities as described above are reflected as a component of comprehensive income. However, U.S. GAAP does not require similar fair value accounting treatment for the insurance liabilities that the fixed maturities support. Therefore, changes in the fair value of our fixed maturities caused by interest rate fluctuations are not offset in whole or in part by similar adjustments to the fair value of our insurance liabilities on the balance sheet.

In an attempt to mitigate these risks, we employ asset/liability matching strategies to reduce the adverse effects of interest rate volatility and to ensure that cash flows are available to pay claims as they become due. Our asset/liability matching strategies include:

•	matching asset and liability cash flows;

•	asset/liability duration management;

•	structuring our fixed maturities and commercial mortgage loan portfolios to limit the effects of prepayments; and

•	consistent monitoring of, and making appropriate changes to, the pricing of our products.

However, because these strategies may fail to eliminate or reduce the adverse effects of interest rate and credit spread volatility, significant fluctuations in the level of interest rates and credit spreads may have a material adverse effect on our financial condition, results of operations and cash flows.

Credit risk

From time to time, issuers of the fixed maturities that we own may default on principal and interest payments. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and realized investment gains or result in realized investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. Our fixed maturities portfolio also includes below investment grade securities, which generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. Further, an issuer’s inability to refinance or pay off debt could cause certain of our investment-grade maturities to present more significant credit risk than when we first invested. In addition, private equity buyouts could cause certain of our investment-grade fixed maturities to present more significant credit risk than when we first invested. As of December 31, 2009 and 2008, our fixed maturities portfolio was $18.6 billion and $14.9 billion, respectively. A significant increase in defaults and impairments on our fixed maturities portfolio could materially adversely affect our financial condition, results of operations and cash flows. For the years ended December 31, 2009, 2008 and 2007, we had total impairments of $86.5 million, $86.4 million and $16.2 million, respectively. For further information on our fixed maturities portfolio and credit-related impairments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

Issuers of the fixed maturities that we own may experience threats and performance deterioration that trigger rating agency downgrades. Although the issuers may not have defaulted on principal and interest payments with respect to these securities, we may be required by regulators and rating agencies to hold more capital in support of these investments. We could experience higher cost of capital and potential constraints on our ability to grow our business and maintain our own ratings.

Liquidity risk

Our investments in privately placed fixed maturities, mortgage loans, policy loans and limited partnership interests, which collectively represented 11% of total invested assets as of December 31, 2009, are relatively illiquid as compared to publicly traded fixed maturities and equities. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business.

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our company and our products, the ability to market our products and our competitive position. Our principal life insurance company subsidiaries, Symetra Life Insurance Company and First Symetra

National Life Insurance Company of New York, have financial strength ratings of “A” (“Excellent,” third highest of 16 ratings) with a stable outlook from A.M. Best, “A” (“Strong,” sixth highest of 21 ratings) with a negative outlook from Standard & Poor’s, or S&P and “A+” (“Strong,” fifth highest of 24 ratings) with a negative outlook from Fitch. Moody’s Investors Service, Inc. rates Symetra Life Insurance Company as “A3” (“Good,” seventh highest of 21 ratings) with a stable outlook. Moody’s does not rate First Symetra National Life Insurance Company of New York.

A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have an adverse effect on our financial condition, results of operations and cash flows in several ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	limiting our ability to offer structured settlement products;

•	increasing our cost of capital;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

Defaults or volatility of performance in our commercial mortgage loans may adversely affect our profitability.

Our mortgage loans, which are collateralized by commercial properties, are subject to default risk. The carrying value of commercial mortgage loans is stated at outstanding principal less a valuation allowance. Our allowance provides for the risk of credit loss. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and loan specific reserves for non-performing loans. As of December 31, 2008, no mortgage loans were considered non-performing and only one mortgage loan was non-performing as of December 31, 2009. The performance of our mortgage loan portfolio, however, may decline in the future. In addition, substantially all of our loans have balloon payment maturities. An increase in the default rate of our mortgage loan investments, caused by current or worsening economic conditions or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic concentration of our commercial mortgage loans may have adverse effects on our loan portfolio and, consequently, on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our loan portfolio. As of December 31, 2009, approximately 28.6% of our commercial mortgage loans were located in California, 18.5% were located in Washington and 10.4% were located in Texas.

For additional information on our mortgage loan portfolio, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of AOCI and are, therefore, excluded from net income. Our gross unrealized losses on available-for-sale fixed maturity and equity securities as of December 31, 2009 were $626.4 million. The portion of the gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $245.4 million as of December 31, 2009. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Realized losses or impairments may have a material adverse affect on our net income in a particular quarterly or annual period.

Fluctuations in interest rates and interest rate spreads could adversely affect our financial condition, results of operations and cash flows.

Certain of our insurance and investment products, such as fixed annuities and universal life insurance, are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce the “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must credit to policyholders and contractholders. This risk is exacerbated due to the existence of guaranteed minimum crediting rates established by our contracts and regulatory authorities and restrictions on the timing and frequency with which we can adjust our crediting rates. Accordingly, falling interest rates could have an adverse effect on our financial condition, results of operations and cash flows. Additionally, we may see interest rate fluctuations due to potential future inflation resulting from economic stimulus spending.

Our interest rate spreads and associated investment margins related to these spreads vary by product as follows:

•	The interest rate spread on our Retirement Services segment’s fixed deferred annuity products was 1.81%, 1.67% and 1.68% for the years ended December 31, 2009, 2008 and 2007, respectively, which yielded investment margins of $137.0 million, $89.8 million and $84.3 million, respectively.

•	The interest rate spread on our Income Annuities segment’s products was 0.53%, 0.59% and 0.60% for the years ended December 31, 2009, 2008 and 2007, respectively, which yielded investment margins of $38.4 million, $39.2 million and $43.0 million, respectively.

•	The interest rate spread on our Individual segment’s universal life insurance products was 1.20%, 1.14% and 1.23% for the years ended December 31, 2009, 2008 and 2007, respectively, which yielded investment margins of $10.2 million, $10.2 million and $10.2 million, respectively.

During periods of rising interest rates, we may determine to offer higher crediting rates on new sales of interest-sensitive products and to increase crediting rates on existing in force products, in each case in order to maintain or enhance product competitiveness. In addition, periods of rising interest rates may cause increased policy surrenders, withdrawals and requests for policy loans as policyholders and contractholders allocate their assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition, results of operations and cash flows.

We calculate reserves for long-term disability income and life waiver of premium claims using net present value calculations based on the actual interest rates in effect at the time claims are funded, as well as our expectations for future interest rates. Waiver of premium refers to a provision in a life insurance policy pursuant to which an insured with total disability, which has lasted for a minimum specified period, continues to receive life insurance coverage but no longer has to pay premiums for the duration of the disability or for a stated period. During periods of declining interest rates, reserves for new claims are calculated using lower discount rates, thereby increasing the net present value of those claims and the required reserves. Further, if actual interest rates used to establish reserves on open claims prove to be lower than our original expectations, we would be required to increase such reserves accordingly. As such, the increase in net present value calculations caused by declines in interest rates could have an adverse effect on our financial condition, results of operations and cash flows.

Our term life insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive them. Lower than expected interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect our financial condition, results of operations and cash flows.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturities are reported at fair value on our consolidated balance sheets and represent approximately 92% of our invested assets. The accounting guidance regarding Fair Value Measurements establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As of December 31, 2009, approximately 94% and 6% of our fixed maturities were categorized as Level 2 and Level 3 investments, respectively. As of December 31, 2008, approximately 95% and 5% of our fixed maturities were categorized as Level 2 and Level 3 investments, respectively. The determination of estimated fair values by management is made at a specific point in time, primarily by obtaining prices from our pricing services, based on objectively verifiable, observable market data. If such information about a security is unavailable, we determine the fair value using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts. For additional information on our valuation methodology, see Note 7 to the accompanying audited financial statements.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities (for example, corporate private placements) if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our audited consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value will have a material adverse effect on our results of operations or financial condition.

Downturns and volatility in equity markets could adversely affect the marketability of our products and our profitability.

Significant downturns and volatility in equity markets could have an adverse effect on our business in various ways. Market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, which have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products.

Downturns and volatility in equity markets can also have an adverse effect on the revenues and returns from our separate account products. Because these products depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage.

Further, investments in common stock or other equity-like securities, which generally provide higher expected total returns over the long term, present greater risk to preservation of principal than do our fixed income investments. As of December 31, 2009, less than two percent of our invested assets were invested in securities whose changes in fair value are typically highly correlated with changes in the equity markets. The changes in fair value of certain of these securities, including our investments in common stock, are recognized in net income through net realized investment gains (losses), and a decline in the equity markets could significantly impact net income.

If our reserves for future policy benefits and claims are inadequate, we would be required to increase our reserve liabilities.

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. GAAP. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic, political and social conditions, inflation, healthcare costs and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot predict the ultimate amounts we will pay for actual future benefits or the timing of those payments.

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges in the period in which we make the determination, which could adversely affect our financial condition and results of operations. There were no significant adjustments to reserves due to inadequacy during 2009, 2008 or 2007.

We may face unanticipated losses if there are significant deviations from our assumptions regarding the probabilities that our insurance policies or annuity contracts will remain in force from one period to the next or if morbidity and mortality rates differ significantly from our pricing expectations.

The prices and expected future profitability of our insurance and annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, mortality and morbidity. Persistency is the probability that a policy or contract will remain in force from one period to the next. The effect of persistency on profitability varies for different products. For most of our products, actual persistency that is lower than our assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. In addition, we may need to sell investments at a loss to fund withdrawals. For some of our life insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products.

In addition, we set prices for our insurance and certain annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, morbidity rates and mortality rates of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under certain annuity contracts than we had projected.

Because our assumptions are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual experience is different from our assumptions. Although certain of our products permit us to increase premiums or reduce benefits during the life of the policy or contract, these changes may not be sufficient to maintain profitability. Moreover, many of our products either do not permit us to increase premiums or reduce benefits or may limit those changes during the life of the policy or contract. Therefore, significant deviations in experience from our assumptions regarding persistency and mortality and morbidity rates could have an adverse effect on our financial condition, results of operations and cash flows.

We may be required to accelerate the amortization of deferred policy acquisition costs, which would increase our expenses and reduce profitability.

Deferred policy acquisition costs, or DAC, represent certain costs which vary with and are primarily related to the sale and issuance of our products and are deferred and amortized over the estimated life of the related contracts. These costs include commissions in excess of ultimate renewal commissions and certain other sales incentives, solicitation and printing costs, sales material and other costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized through income over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits for most of our products.

Our amortization of DAC generally depends upon anticipated profits from investments, surrender and other policy and contract charges, mortality, morbidity and maintenance and expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC, resulting in higher expenses and lower profitability.

We regularly review our DAC asset balance to determine if it is recoverable from future income. The portion of the DAC asset balance deemed to be unrecoverable, if any, is charged to expense in the period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a book of business of insurance policies or annuity contracts, we would be required to recognize the unrecoverable DAC amortization as a current-period expense. As of December 31, 2009, we had $250.4 million of DAC. Our amortization of DAC was $51.4 million during the year ended December 31, 2009.

The occurrence of natural disasters, disease pandemics, terrorism or military actions could adversely affect our financial condition, results of operations and cash flows.

Our financial condition and results of operations are at risk of material adverse effects that could arise from catastrophic mortality and morbidity due to natural disasters, including floods, tornadoes, earthquakes and hurricanes, disease pandemics (e.g., H1N1 virus), terrorism and military actions. Such events could also lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies or deposits into our investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. The effectiveness of external parties, including governmental and nongovernmental organizations, in combating the spread and severity of a disease pandemic could have a material impact on the losses experienced by us. Further, in our group health and life insurance operations, a localized event that affects the workplace of one or more of our customers could cause a significant loss due to mortality or morbidity claims.

We rely on reinsurance arrangements to help manage our business risks, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.

We utilize reinsurance to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. The total reinsurance recoverable amount due from reinsurers was $276.6 million as of December 31, 2009. Our reinsurers may be unable or unwilling to pay the reinsurance recoverable owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition, results of operations and cash flows. This has not occurred in 2009, 2008 or 2007.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. For example, we reinsure the mortality risk in excess of $0.5 million for most of our individual life insurance policies. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

The availability and cost of these reinsurance arrangements are subject to market conditions that are beyond our control. As a result, in the future, we may not be able to enter into reinsurance arrangements on attractive terms, if at all.

We may be unable to attract and retain independent sales intermediaries and dedicated sales specialists.

We distribute our products through financial intermediaries, independent producers and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as:

•	the amount of sales commissions and fees we pay;

•	the breadth of our product offerings;

•	the strength of our brand;

•	our perceived stability and our financial strength ratings;

•	the marketing and services we provide to them; and

•	the strength of the relationships we maintain with individuals at those firms.

Our competitors may be effective in providing incentives to existing and potential distribution partners to favor their products or to reduce sales of our products. Our contracts with our distribution partners generally allow either party to terminate the relationship upon short notice. Our distribution partners do not make minimum purchase commitments, and our contracts do not prohibit our partners from offering products that compete with ours. Accordingly, our distribution partners may choose not to offer our products exclusively or at all, or may choose to exert insufficient resources and attention to selling our products.

Our future success is highly dependent on maintaining and growing both existing and new distribution relationships. We may have little or no contact with end customers of our products. As a result, we have little to no brand awareness with end customers which makes it more difficult to respond to evolving customer needs, thereby increasing our reliance on our distribution partners.

From time to time, due to competitive forces, we may experience unusually high attrition in particular sales channels for specific products. An inability to recruit productive independent sales intermediaries and dedicated sales specialists, or our inability to retain strong relationships with the individual agents at our independent sales intermediaries, could have an adverse effect on our financial condition, results of operations and cash flows.

Consolidation among distributors or potential distributors of our products may adversely affect the profitability of our business.

We distribute many of our products through financial institutions such as banks and broker-dealers. As capital, credit and equity markets continue to experience volatility, bank and broker-dealer consolidation activity may increase and negatively impact our sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market our products to our current customer base or to expand our customer base. As a result of recent consolidation in the financial services industry, a single financial institution, JPMorgan Chase & Co., accounted for 34.7% and 45.6% of our total sales in 2009 and 2008, respectively, selling primarily fixed annuity products. See Item 1 — “Business — Distribution.” If our relationship with this financial institution were to deteriorate, it is likely that we would experience a decline in our sales of such products.

Intense competition could adversely affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. Many other companies actively compete for sales in our retirement services, income annuity, individual and group markets, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty providers.

In many of our product lines, we face competition from companies that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our product lines.

Our risk management policies and procedures may not be effective or may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Management of operational, legal and regulatory risks requires effective policies and procedures to record, verify and report on a large number of transactions and events. We have devoted resources to develop our policies and procedures to mitigate these risks and expect to continue to do so in the future. Even so, these policies and procedures may not be fully effective to mitigate all of these risks. Many of our methods for managing these risks and exposures are based upon historical statistical models and observed market behavior. As such, our methods may not be able to predict all future exposures. These could be significantly greater than our historical measures have indicated. In addition, our distribution network consists of a large number of third-party agents and requires the implementation and oversight of policies and procedures to ensure that we are not unduly subjected to reputational, financial or other risks attributable to such third-party agents. Other risk management methods depend upon the evaluation of information regarding markets and clients, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which are periodically revised and/or expanded by recognized authorities, including the Financial Accounting Standards Board. On January 1, 2008, we adopted accounting guidance for the fair value measurements, which, among other things, defined fair value and established a framework for measuring fair value. Determinations of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing, amounts of expected future cash flows and the credit standing of the issuer. During periods of market disruption, rapidly widening credit spreads or illiquidity, it can be difficult to value certain types of securities. As such, the value they were originally reported, or later sold, at may differ materially from the valuations determined as of the end of the applicable reporting period. In addition, fluctuations in fair value during these periods can create larger unrealized gains and losses than during normal market conditions. Similarly, future accounting standards could change the current accounting treatment that we apply to our audited consolidated financial statements and such changes could have an adverse effect on our reported financial condition and results of operations.

The failure to maintain effective and efficient information systems could adversely affect our business.

Our business is dependent upon our ability to keep pace with technological advances. Our ability to keep our systems fully integrated with those of our clients is critical to the operation of our business. Our failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

In addition, our business depends significantly on effective information systems, and we have many different information systems for our various businesses. We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition and results of operations. If we do not maintain adequate systems, we could experience adverse consequences, including:

•	inadequate information on which to base pricing, underwriting and reserving decisions;

•	inadequate information for accurate financial reporting;

•	the loss of existing customers;

•	difficulty in attracting new customers;

•	customer, provider and agent disputes;

•	regulatory compliance problems, such as failure to meet prompt payment obligations;

•	litigation exposure; or

•	increases in administrative expenses.

If we are unable to maintain the availability of our systems and safeguard the security of our data, our ability to conduct business will likely be compromised, which may have a material adverse effect on our financial condition, results of operations and cash flows.

We use computer systems to store, retrieve, evaluate and use customer and company data and information. Additionally, our computer and information technology systems interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our affiliates, to access these systems to perform necessary business functions. This includes providing insurance quotes, processing premium payments, providing customer support, filing and paying claims and making changes to existing policies. Systems outages or outright failures would compromise our ability to perform these functions in a timely manner. This could hurt our relationships with our business partners and customers and harm our ability to conduct business. In the event of a disaster such as a blackout, a computer virus, an industrial accident, a natural catastrophe, a terrorist attack or war, our systems may not be available to our employees, customers or business partners for an extended period of time. If our employees are able to report to work, yet our systems or our data are destroyed or disabled, they may be unable to perform their duties for an extended period of time. Our systems could also be subject to similar disruptions due to physical and electronic break-ins or other types of unauthorized tampering with our systems. This may interrupt our business operations and may have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to protect our clients’ confidential information and privacy could adversely affect our business.

A number of our businesses are subject to privacy regulations and to confidentiality obligations. For example, the collection and use of patient data in our Group segment is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain of the activities conducted by our businesses are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect such confidential information vary by business segment and may include, among other things:

•	training and educating our employees regarding our obligations relating to confidential information;

•	actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements;

•	drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities for tangible records; and

•	limiting access to electronic information.

In addition, we must develop, implement and maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as loss of reputation and possible litigation.

Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.

We outsource certain technology and business functions to third parties, including a significant portion of our information technology function, and expect to continue to do so in the future. If we do not maintain an effective outsourcing strategy or third party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our consolidated results of operations.

Our credit facility subjects us to restrictive covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business.

We entered into a $200.0 million revolving credit facility on August 16, 2007. As of December 31, 2009, we had no balance outstanding under this facility. In connection with this facility, we have made covenants that may impose significant operating and financial restrictions on us. These restrictions limit the incurrence of additional indebtedness by our subsidiaries, limit the ability of us and our subsidiaries to create liens and impose certain other operating limitations. These restrictions could limit our ability to obtain future financing or take advantage of business opportunities. Furthermore, our credit facility requires us and our insurance subsidiaries to maintain specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with the covenants and ratios in our credit facility, we may be deemed in default under the facility, or we may be required to pay substantial fees or penalties to the lenders to obtain a waiver of any such default. Either development could have a material adverse effect on our business.

We may need additional capital in the future, which may not be available to us on favorable terms. Raising additional capital could dilute your ownership in the Company and may cause the market price of our common stock to fall.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	fund liquidity needs;

•	refinance our senior notes or our Capital Efficient Notes (CENts);

•	satisfy letter of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	acquire new businesses or invest in existing businesses;

•	grow our business;

•	otherwise respond to competitive pressures;

•	maintain adequate risk-based capital; or

•	maintain our target ratings from rating agencies.

Any additional capital raised through the sale of equity will dilute your ownership percentage in our company and may decrease the market price of our common stock. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. Any additional financing we may need may not be available on terms favorable to us.

To be eligible for borrowing under our revolving credit facility, we must not be in default of any payment obligations, covenants or other requirements set forth in the facility, and the representations and warranties that we make under the facility must continue to be true in all material respects. Accordingly, it is possible that we may not meet these requirements in the future and may not be eligible to borrow under our credit facility.

In connection with the CENts offering, we entered into a covenant that may limit our ability to undertake certain additional types of financing to repay or redeem the CENts.

As a holding company, Symetra Financial Corporation depends on the ability of its subsidiaries to transfer funds to it to meet its obligations and pay dividends.

Symetra is a holding company for its insurance and financial subsidiaries with no significant operations of its own. Its principal sources of cash to meet its obligations and to pay dividends consist of dividends from its subsidiaries and permitted payments under tax sharing agreements with its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. Based on our statutory results as of December 31, 2009, our insurance subsidiaries may pay dividends to us of up to $141.5 million in the aggregate during 2010 without obtaining regulatory approval. Competitive pressures generally require our insurance subsidiaries to maintain financial strength ratings, which are partly based on maintaining certain levels of capital. These restrictions and other regulatory requirements, such as minimum required risk-based capital ratios, affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to stockholders and service our debt.

There are a number of other factors that could affect our ability to pay dividends, including the following:

•	lack of availability of cash to pay dividends due to changes in our operating cash flow, capital expenditure requirements, working capital requirements and other cash needs;

•	unexpected or increased operating or other expenses or changes in the timing thereof;

•	restrictions under Delaware law or other applicable law on the amount of dividends that we may pay;

•	a decision by our board of directors to modify or revoke its policy to pay dividends; and

•	the other risks described under “Risk Factors.”

Significant stockholders may be able to influence the direction of our business.

Our principal stockholders, affiliates of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., each beneficially owned approximately 21.1% of our outstanding shares of common stock as of March 1, 2010 (includes warrants exercisable for 9,487,872 shares held by affiliates of each of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc.). On matters that are brought to stockholders for their vote, they have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including amendments to our certificate of incorporation, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of our principal stockholders may not coincide with the interests of the other holders of our common stock.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We recently completed the initial public offering of our common stock. As a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act, standards that we are required to meet in the course of preparing our audited consolidated financial statements as of and for the year ended December 31, 2010. Although we have documentation of our internal controls, we do not fully test our compliance with these controls in accordance with Section 404 of the Sarbanes-Oxley Act. In connection with our 2009, 2008 and 2007 audits, no material weaknesses in our internal control over financial reporting were identified.

If, as a newly public company, we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the adequacy of our internal control over financial reporting in future periods. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our revolving credit facilities and our senior notes. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Risks Related to Our Industry

Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.

Our insurance businesses are heavily regulated and are subject to a wide variety of laws and regulations in various jurisdictions. State insurance laws regulate most aspects of our insurance businesses and our insurance subsidiaries are regulated by the insurance departments of the various states in which they are domiciled and licensed.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	requiring regular market conduct examinations;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.

Currently, the U.S. federal government does not regulate directly the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include direct federal regulation of insurance through an optional federal charter and enhanced federal oversight through a Federal Insurance Office. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our financial condition, results of operations and cash flows.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business.

U.S. federal and state securities laws apply to investment products that are also securities, including variable annuities and variable life insurance policies. As a result, some of our subsidiaries and the policies and contracts they offer are subject to regulation under these federal and state securities laws. Some of our insurance subsidiaries’ separate accounts are registered as investment companies under the Investment Company Act of 1940. Some subsidiaries are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or Exchange Act, and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, or FINRA. In addition, one of our subsidiaries also is registered as an investment adviser under the Investment Advisers Act of 1940.

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we may become subject to class actions and we are or may become subject to individual suits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.

For example, the mutual fund and insurance industry has been the focus of increased scrutiny and class action lawsuits related to “revenue sharing” practices by mutual funds with service providers and others in offering mutual fund investments in qualified retirement plans. The lawsuits allege that service providers were involved in self-dealing and prohibited transactions under the Employee Retirement Income Security Act, or ERISA. The outcome of these lawsuits is unknown. We have not been the subject of any inquiries or lawsuits regarding these practices. In addition, annuity sales to seniors are coming under increased scrutiny by FINRA and state insurance regulators, and have been the source of industry litigation in situations where annuity sales have allegedly been unsuitable for the seniors’ financial needs.

We are also subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities which may result in fines, recommendations for corrective action or other regulatory actions.

Current or future investigations and proceedings could have an adverse effect on our business. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.

Proposals for national health care reform could have a material adverse effect on the profitability or marketability of the health insurance products that we sell.

In our Group segment, we sell group medical stop-loss insurance and limited benefit employee health plans to employer groups. Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of President Obama and members of the U.S. Congress, and proposals that would address these issues are pending in the U.S. Congress and in many states. The proposals vary, and include a public health plan and other private health plans for individual and small business customers, individual insurance mandates, potential tax ramifications, including, among other things, a windfall profits tax on health insurers, the expansion of eligibility under existing Medicaid and/or Federal Employees Health Benefit Plan programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage, limitations on antitrust immunity and requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk. While certain of these measures would adversely affect us, at this time we cannot predict whether they will be enacted, and if enacted, the extent of the impact of these proposals on our business or results of operations. If any of these initiatives ultimately becomes effective, it could have a material adverse effect on the profitability or marketability of the health insurance products and services we sell and on our financial condition, results of operations and cash flows.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance and annuities businesses.

Genetic research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases such as particular types of cancer and other diseases. Other medical advances, such as diagnostic imaging technologies, may be used to detect the early onset of diseases such as cancer and cardiovascular disease. We believe that if individuals learn through medical advances that they are predisposed to particular conditions that may reduce life longevity or require long-term care, they will be more likely to purchase our life insurance policies or not to permit existing polices to lapse. In contrast, if individuals learn that they lack the genetic predisposition to develop the conditions that reduce longevity, they will be less likely to purchase our life insurance products but more likely to purchase certain annuity products. In addition, such individuals that are existing policyholders will be more likely to permit their policies to lapse.

If we were to gain access to the same genetic or medical information as our prospective policyholders and contractholders, then we would be able to take this information into account in pricing our life insurance policies and annuity contracts. However, a growing body of law imposes limitations on an insurer’s ability to use genetic information in underwriting.

Medical advances also could lead to new forms of preventive care. Preventive care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing net earnings in that business.

Changes in tax laws could make some of our products less attractive to consumers and as a result have an adverse effect on our business.

Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax deferred nature of life insurance and annuity products.

In addition, changes in tax laws could increase our tax liability or increase our reporting obligations. For example, in May 2009, President Obama released additional information about the tax proposals contained in his Fiscal Year 2010 Budget (the “Budget”). There are several proposals included in the Budget that are significant for life insurance companies. Those proposals include: modifying the dividends-received deduction for life insurance company separate accounts; requiring information reporting for private separate accounts of life insurance companies; imposing new reporting requirements and transfer-for-value rules on purchasers of certain life insurance contracts; expanding the interest expense disallowance for corporate-owned life insurance; requiring information reporting on payments to corporations; and increasing information return penalties. These proposals not only could increase our tax liabilities but also could reduce the attractiveness of certain products we sell. These proposals may not be enacted or may be modified by Congress prior to enactment.

Furthermore, the federal estate tax, which has undergone a gradual repeal since 2001 that will continue to be phased in through 2010, is scheduled to revert to pre-2001 law as of January 1, 2011. The repeal of and continuing uncertainty regarding the federal estate tax may adversely affect sales and surrenders of some of our estate planning products.

Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.

When an insurance company becomes insolvent, guaranty associations in each of the 50 states levy assessments upon all companies licensed to write insurance in the relevant lines of business in that state, and use the proceeds to pay claims of policyholder residents of that state, up to the state-specific limit of coverage. The total amount of the assessment is based on the number of insured residents in each state, and each company’s assessment is based on its proportionate share of premium volume in the relevant lines of business and could have an adverse effect on our results of operations. The failure of a large life, health or annuity insurer could trigger guaranty association assessments which we would be obligated to pay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our headquarters in Bellevue, Washington, which consists of 221,000 square feet in the Symetra Financial Center building and 72,000 square feet in the Key Center building. Leases for both facilities expire in 2015 with multiple options to renew. Our headquarters in Bellevue serves as the primary location for operations of all of our business segments. In addition to our headquarters, we lease 18 other properties throughout the U.S. which comprise a total of 66,000 square feet.

We believe our properties are suitable and adequate for our business as presently conducted.

Item 3.	Legal Proceedings

We are regularly a party to litigation, arbitration proceedings and governmental examinations in the ordinary course of our business. While we cannot predict the outcome of any pending or future litigation or examination, we do not believe that any pending matter, individually or in the aggregate, will have a material adverse effect on our business.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the NYSE under the symbol “SYA” on January 22, 2010. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock and the dividends declared on our common stock for the two most recent fiscal years. Prior to that time there was no public market for our common stock. As of March 1, 2010, there were 52 stockholders of record of our common stock.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock at an initial rate of approximately $0.05 per share. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as our board of directors deems relevant. Further, we are a holding company with no significant business operations of our own and, as a result, our ability to pay future dividends is, in part, dependent upon receiving dividends from our subsidiaries. Dividends on our common stock will also be paid to holders of our outstanding warrants on a one-to-one basis.

For more information regarding our ability to pay dividends, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Liquidity.”

Use of Proceeds from Initial Public Offering

On January 27, 2010, we completed the sale of 34,960,000 shares of common stock at an initial public offering price of $12.00 per share pursuant to (i) a Registration Statement on Form S-1, as amended (Reg. No. 333-162344) that was declared effective by the Securities and Exchange Commission on January 21, 2010 and (ii) an immediately effective Registration Statement on Form S-1 (Reg. No. 333-164464) filed with the Securities and Exchange Commission on January 21, 2010 pursuant to Rule 462(b) of the Securities Act. Our initial public offering included 25,259,510 newly issued shares of common stock sold by us (the primary offering) and 9,700,490 existing shares of common stock sold by selling stockholders (the secondary offering). The 25,259,510 shares of common stock sold by us in the primary offering included 4,560,000 shares covered by an over-allotment option granted to the underwriters. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Barclays Capital Inc. acted as joint book-running managers for the offering and as representatives of the underwriters. The offering commenced on January 21, 2010 and closed on January 27, 2010. We received net proceeds from the offering of approximately $282.5 million, reflecting the gross proceeds of $303.1 million, net of underwriting fees of $17.4 million and offering expenses of $3.2 million. The selling stockholders received approximately $109.7 million of net proceeds in the offering, reflecting gross proceeds of $116.4 million net of underwriting fees of approximately $6.7 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the secondary offering.

During the period from the closing of the offering on January 27, 2010 through the filing of this report, we have used the proceeds from the offering to fund organic growth by contributing $236.6 million to our subsidiaries.

Equity Compensation Plans

On August 24, 2009, pursuant to our Equity Plan, our President and Chief Executive Officer was granted 75,270 shares of restricted stock and our Executive Vice President and Chief Financial Officer was granted 7,890 shares of restricted stock which will vest on December 31, 2011, subject to their continued employment through such date and the other terms and conditions of their restricted stock agreements. For more information on these restricted stock grants and the securities authorized for issuance under our equity compensation plans, see Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected financial data, except for non-GAAP financial measures, have been derived from our audited consolidated financial statements. The consolidated income statement data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008, except for the non-GAAP financial measures, have been derived from our audited consolidated financial statements included elsewhere herein. The consolidated income statement data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005, except for the non-GAAP financial measures, have been derived from the our audited consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Consolidated Income Statement Data:
Revenues:
Premiums and other considerations	$573.6	$584.8	$530.5	$525.7	$575.5
Net investment income	1,113.6	956.5	973.6	984.9	994.0
Other revenues	56.4	67.8	68.7	56.1	58.6
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(191.2)	(86.4)	(16.2)	(25.7)	(7.7)
Less: portion of losses recognized in other comprehensive income	104.7	—	—	—	—

Net impairment losses recognized in earnings	(86.5)	(86.4)	(16.2)	(25.7)	(7.7)
Other net realized investment gains (losses)	57.2	(71.6)	33.0	27.4	21.8

Total net realized investment gains (losses)	(29.3)	(158.0)	16.8	1.7	14.1

Total revenues	1,714.3	1,451.1	1,589.6	1,568.4	1,642.2
Benefits and Expenses:
Policyholder benefits and claims	350.5	348.5	267.1	264.3	327.4
Interest credited	846.8	766.1	752.3	765.9	810.9
Other underwriting and operating expenses	252.7	265.8	281.9	260.5	273.2
Interest expense	31.8	31.9	21.5	19.1	12.4
Amortization of deferred policy acquisition costs	51.4	25.8	18.0	14.6	11.9

Total benefits and expenses	1,533.2	1,438.1	1,340.8	1,324.4	1,435.8

Income from continuing operations before income taxes	181.1	13.0	248.8	244.0	206.4
Provision (benefit) for income taxes:
Current	6.7	23.8	62.8	92.4	22.2
Deferred	46.1	(32.9)	18.7	(7.9)	39.7

Total provision (benefit) for income taxes	52.8	(9.1)	81.5	84.5	61.9

Income from continuing operations	128.3	22.1	167.3	159.5	144.5
Income from discontinued operations (net of taxes)	—	—	—	—	1.0

Net income	$128.3	$22.1	$167.3	$159.5	$145.5

Net income per common share(1):
Basic	$1.15	$0.20	$1.50	$1.43	$1.30

Diluted	$1.15	$0.20	$1.50	$1.43	$1.30

Weighted-average number of common shares outstanding:
Basic	111.622	111.622	111.622	111.622	111.622

Diluted	111.626	111.622	111.622	111.622	111.622

Cash dividends declared per common share	$—	$—	$1.79	$0.90	$—

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Non-GAAP Financial Measure(2):
Adjusted operating income	$147.9	$122.9	$154.9	$159.8	$133.4

Reconciliation to net income:
Net income	$128.3	$22.1	$167.3	$159.5	$145.5
Less: Net realized investment gains (losses) (net of taxes)(3)	(19.1)	(102.7)	10.9	1.1	9.2
Add: Net investment gains (losses) on FIA options (net of taxes)(4)	0.5	(1.9)	(1.5)	1.4	(2.9)

Adjusted operating income	$147.9	$122.9	$154.9	$159.8	$133.4

	As of December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Consolidated Balance Sheet Data:
Total investments	$20,183.1	$16,252.5	$16,905.0	$17,305.3	$18,332.8
Total assets	22,437.5	19,229.6	19,560.2	20,114.6	20,980.1
Total notes payable	448.9	448.8	448.6	298.7	300.0
Separate account assets	840.1	716.2	1,181.9	1,233.9	1,188.8
Accumulated other comprehensive income (loss) (net of taxes) (AOCI)	(49.7)	(1,052.6)	(12.5)	(0.5)	136.6
Total stockholders’ equity	1,433.3	286.2	1,285.1	1,327.3	1,404.9
U.S. Statutory Financial Information:
Statutory capital and surplus	$1,415.4	$1,179.0	$1,225.0	$1,266.2	$1,260.1
Asset valuation reserve (AVR)	120.5	113.7	176.0	158.4	140.9

Statutory capital and surplus and AVR	$1,535.9	$1,292.7	$1,401.0	$1,424.6	$1,401.0

	As of December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Book value per common share(5)	$12.83	$2.56	$11.51	$11.89	$12.59

Non-GAAP Financial Measures(6):
Adjusted book value	$1,483.0	$1,338.8	$1,297.6	$1,327.8	$1,268.3

Reconciliation to stockholders’ equity:
Total stockholders’ equity	$1,433.3	$286.2	$1,285.1	$1,327.3	$1,404.9
Less: AOCI	(49.7)	(1,052.6)	(12.5)	(0.5)	136.6

Adjusted book value	$1,483.0	$1,338.8	$1,297.6	$1,327.8	$1,268.3
Add: Assumed proceeds from exercise of warrants	218.1	218.1	218.1	218.1	218.1

Adjusted book value, as converted	$1,701.1	$1,556.9	$1,515.7	$1,545.9	$1,486.4

Adjusted book value per common share(7)	$15.99	$14.45	$14.01	$14.33	$13.69

Adjusted book value per common share, as converted(8)	$15.23	$13.95	$13.58	$13.85	$13.32

	Twelve Months Ended December 31,
	2009	2008	2007	2006	2005

Return on stockholders’ equity, ROE(9)	15.4%	2.6%	12.6%	12.8%	9.9%
Average stockholders’ equity(10)	$832.4	$861.8	$1,328.3	$1,249.5	$1,465.4
Non-GAAP Financial Measure(11):
Operating return on average equity, or ROAE	10.5%	9.2%	11.2%	12.1%	11.2%
Average adjusted book value(10)	$1,407.8	$1,329.8	$1,380.2	$1,324.2	$1,194.2

(1)	Basic net income per common share includes all participating securities, including warrants, using the two-class method. Diluted net income per share includes the dilutive impact of non-participating, unvested restricted stock awards, based on the application of the treasury stock method, weighted for the portion of the period they were outstanding.

(2)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.”

(3)	Net realized investment gains (losses) are reported net of taxes of $(10.2) million, $(55.3) million, $5.9 million, $0.6 million and $4.9 million for the twelve months ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(4)	Net investment gains (losses) on FIA options are reported net of taxes of $0.3 million, $(1.0) million, $(0.8) million, $0.8 million and $(1.5) million for the twelve months ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(5)	Book value per common share is calculated based on stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 111,705,199, as of December 31, 2009 and 111,622,039 as of December 31, 2008, 2007, 2006 and 2005.

(6)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.” Adjusted book value is calculated based on stockholders’ equity less AOCI.

(7)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.” Adjusted book value per common share is calculated based on stockholders’ equity less AOCI, divided by outstanding common shares, totaling 92,729,455 as of December 31, 2009 and 92,646,295 as of December 31, 2008, 2007, 2006 and 2005.

(8)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.” Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the outstanding warrants, divided by the sum of outstanding common shares and shares subject to outstanding warrants, totaling 111,705,199 as of December 31, 2009 and 111,622,039 as of December 31, 2008, 2007, 2006 and 2005.

(9)	Return on stockholders’ equity is calculated as net income divided by average stockholders’ equity.

(10)	Average stockholders’ equity is derived by averaging ending stockholders’ equity for the most recent five quarters and average adjusted book value is derived by averaging ending adjusted book value for the most recent five quarters.

(11)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.” Operating ROAE is calculated based on adjusted operating income divided by average adjusted book value. The numerator and denominator of this measure have been reconciled to net income and stockholders’ equity, respectively, their most comparable GAAP financial measures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this report, as well as the discussion under Item 6 — “Selected Financial Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements” and Item 1A — “Risk Factors.” Our fiscal year ends on December 31 of each calendar year.

All amounts, except share and per share data, are in millions unless otherwise stated.

Management considers certain non-GAAP financial measures, including adjusted operating income (loss), adjusted book value, adjusted book value per common share, adjusted book value per common share, as converted, and operating ROAE to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition of these non-GAAP measures and other metrics used in our analysis, see “— Use of non-GAAP Financial Measures.”

Overview

We are a financial services company in the life insurance industry focused on profitable growth in selected group health, retirement, life insurance and employee benefits markets. Our operations date back to 1957 and many of our agency and distribution relationships have been in place for decades. We are headquartered in Bellevue, Washington and employ approximately 1,100 people in 16 offices across the United States, serving approximately 1.8 million customers.

On January 27, 2010, we completed an initial public offering of our common stock at $12.00 per share. Of the 34,960,000 shares registered, 9,700,490 were registered on behalf of existing stockholders. As a result of our initial public offering, we received net proceeds of $282.5.

Our Operations

We conduct our business through five segments, four of which are operating:

•	Group. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriting services.

•	Retirement Services. We offer fixed and variable deferred annuities, including tax sheltered annuities, individual retirement accounts, or IRAs, and group annuities to qualified retirement plans, including Section 401(k), 403(b) and 457 plans.

•	Income Annuities. We offer single premium immediate annuities, or SPIAs, for customers seeking a reliable source of retirement income and structured settlement annuities to fund third-party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

•	Individual. We offer a wide array of term and universal life insurance as well as bank-owned life insurance, or BOLI.

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, returns from our investments in limited partnerships unallocated corporate expenses, interest expense on debt, tax credits from our tax preferred affordable housing investments, the results of small, non-insurance businesses that are managed outside of our operating segments, and inter-segment elimination entries.

Current Outlook

During 2009, the capital and credit markets showed signs of improvement following a period of extreme volatility and disruption that affected equity market returns, interest rates, liquidity, access to capital and the cost of capital. We expect that a challenging business climate will persist for the foreseeable future as the timing, magnitude and duration of an economic recovery still remain uncertain. Tight liquidity in the credit markets in 2008 and the first half of 2009 resulted in us holding new cash inflows from sales in cash and cash equivalents longer than anticipated as it was difficult to invest in quality, higher income earning assets. Yields on cash and cash equivalents are lower than our historical yields and our investment income for the year has been less than expected, especially in our Retirement Services segment. Although the credit markets improved in the second half of 2009 we experienced high demand for high quality investments making it challenging to get cash invested. We expect this trend to continue and could cause us to carry higher cash balances than in normal market conditions.

We believe the economic environment during 2008 and 2009 also created opportunities for us. During this time period we concentrated on expanding the product lineups of our existing distribution partners and developing new distribution relationships. For example, we have seen significant increases in sales of our fixed deferred annuity product and SPIA products as consumers turned to investment products that provide fixed returns.

To succeed in this environment, we expect to continue focusing on our strategic objectives of capitalizing on favorable demographic trends including the increasing need for retirement savings and income and the growing demand for affordable health insurance. We are also focused on expanding our distribution network, and providing simple to understand savings and investment products. However, the success of these and other strategies may be affected by the factors discussed in Item 1A− “Risk Factors,” and other factors as discussed herein.

Critical Accounting Policies and Estimates

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Other-Than-Temporary Impairments (OTTI)

One of the significant estimates related to available-for-sale securities is the evaluation of investments for OTTI. We analyze investments that meet our impairment criteria to determine whether the decline in value is other-than-temporary. The impairment review involves the investment management team, including our portfolio asset managers. To make this determination for each security, we consider both quantitative and qualitative criteria including:

•	how long and by how much the fair value has been below cost or amortized cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential, or compliance with terms and covenants of the security;

•	changes in the financial condition of the security’s underlying collateral;

•	any downgrades of the security by a rating agency;

•	any reduction or elimination of dividends or nonpayment of scheduled interest payments; and

•	for fixed maturities, our intent to sell the security or whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost considering any regulatory developments and our liquidity needs.

Based on the analysis, we make a judgment as to whether the loss is other-than-temporary. The amount of the loss recorded in our consolidated statements of income is determined based on the accounting guidance in effect during the period of the other-than-temporary determination. We adopted new accounting guidance for impairments of our fixed maturities effective January 1, 2009. See Note 2 to the accompanying audited consolidated financial statements.

Prior to January 1, 2009, under the then existing accounting guidance, if the loss was determined to be other-than-temporary, we recorded an impairment charge equal to the difference between the fair value and the amortized cost basis of the security within net realized investment gains (losses) in our consolidated statements of income in the period that we made the determination. The fair value of the other-than-temporarily impaired investment became its new cost basis. We also recorded an impairment charge if we did not have the intent and/or the ability to hold the security until the fair value was expected to recover to amortized cost or until maturity, resulting in a charge recorded for a security that may not have had credit issues.

Effective January 1, 2009, we adopted new accounting guidance for the recognition and disclosure of OTTI for our fixed maturities. Our available-for-sale marketable equity securities consist primarily of nonredeemable preferred stock, which are evaluated similarly to fixed maturities. The adoption of the new accounting guidance required that OTTI losses be separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors (“noncredit loss”), which is recognized in other comprehensive income (loss). In addition, the new guidance replaces the requirement for management to assert that we have the intent and ability to hold an impaired fixed maturity security until recovery with the requirement that management assert that it does not have the intent to sell the security and that it is more likely than not that we will not be required to sell the security before recovery of our amortized cost basis. For securities we intend to sell or it is more likely than not that we will be required to sell the security before recovery, the impairment charge is equal to the difference between the fair value and the amortized cost basis of the security in the period of determination. In determining our intent to sell a security or whether it is more likely than not that we will be required to sell a security, we evaluate facts and circumstances such as decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

If we do not intend to sell a security, but believe we will not recover all the security’s contractual cash flows, the amortized cost is written down to our estimated recovery value and recorded as a realized loss in our consolidated statements of income, as this is determined to be a credit loss. The remainder of the decline in fair value is recorded as OTTI on fixed maturities not related to credit losses in OCI, as this is determined to be a noncredit or recoverable loss. We determine the estimated recovery values by using discounted cash flow models that consider estimated cash flows under current and expected future economic conditions with various assumptions regarding the timing and amount of principal and interest payments. The recovery value is based on our best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. Our best estimate of future cash flows is based on assumptions, including various performance indicators, such as historical default and recovery rates, credit ratings, current delinquency rates and the structure of the issuer/security. These assumptions require the use of significant judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral. Future impairments may develop if actual results underperform current cash flow modeling assumptions, which may be the result of macroeconomic factors, changes in assumptions used and specific deterioration in certain industry sectors or company failures.

As a result of the adoption of the new OTTI accounting guidance, we recorded a cumulative effect adjustment, resulting in an increase of $15.7, net of tax, to retained earnings as of January 1, 2009, with a corresponding decrease to AOCI, to reclassify the noncredit portion of previously other-than-temporarily impaired fixed maturity securities. In addition, the amortized cost basis of fixed maturities for which a noncredit OTTI loss was previously recognized was increased by $24.1.

As of December 31, 2009 and 2008, the fair value of our available-for-sale securities that were below cost or amortized cost by 20% or more was $656.9 and $2,495.5, respectively. The unrealized losses on these securities were $273.8 and $1,176.1, respectively.

Assets at Fair Value

We carry certain assets on our consolidated balance sheets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The accounting guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. For further discussion of the levels of the fair value hierarchy, see Note 7 to the accompanying audited consolidated financial statements.

The availability of market observable information is the principal factor in determining the level that our investments are assigned in the fair value hierarchy. The following table summarizes our assets carried at fair value and the respective fair value hierarchy, based on input levels:

	As of December 31, 2009
					Level 3
	Fair Value	Level 1	Level 2	Level 3	Percent

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Foreign governments	27.4	—	27.4	—	—
Corporate securities	12,548.6	—	11,657.4	891.2	4.5
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	165.6	—	155.0	10.6	0.1

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Investments in limited partnerships	24.7	—	—	24.7	0.2
Other invested assets	6.7	2.1	—	4.6	0.0

Total investments, at fair value	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total assets, at fair value	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

Valuation of Fixed Maturities

Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stock. We classify all fixed maturities as available-for-sale and carry them at fair value. We report net unrealized investment gains and losses related to all of our available-for-sale securities, which is equal to the difference between the fair value and the cost or amortized cost, in accumulated other comprehensive income (loss) in stockholders’ equity. We report net realized investment gains and losses in the consolidated statements of income. These investments are subject to impairment reviews to determine when a decline in fair value is other-than temporary. See “— Other-Than-Temporary Impairments (OTTI)” above.

We determine the fair value of fixed maturities primarily by obtaining prices from third-party independent pricing services, and we do not adjust their prices or obtain multiple prices for these securities. As of December 31, 2009 and 2008, our pricing services priced 93.6% and 95.1%, respectively, of our fixed maturities. The third-party independent pricing services we use have policies and processes to ensure that they are using objectively verifiable, observable market data, including documentation on the observable market inputs, by major security type, used to determine the prices. Securities are priced using evaluated pricing models that vary by asset class. The standard inputs for security evaluations include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed income securities do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, models are used to develop prepayment and interest rate scenarios, which take into account market convention.

Our pricing services routinely review the inputs for the securities they cover, including broker quotes, executed trades and credit information, as applicable. We perform analyses on the prices received from our pricing services to ensure that the prices represent a reasonable estimate of fair value. We gain assurance on the overall reasonableness and consistent application of input assumption valuation methodologies, as well as compliance with accounting standards for fair value determination through various processes, including: evaluation of pricing methodologies and inputs; analytical reviews of changes in certain prices between reporting periods; and back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sales price. Through our analysis, we have engaged our pricing services in discussion regarding the valuation of a security; however, it has not been our practice to adjust their prices.

If our pricing services determine that they do not have sufficient objectively verifiable information about a security, they will not provide a valuation for that security. In such situations, we determine the security’s fair value using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market-based data.

As of December 31, 2009 and 2008, we had, $901.3, or 4.8%, and $632.2, or 4.0%, respectively, of our fixed maturities portfolio, was invested in private placement securities, which are not actively traded. The fair values of these assets are determined using a discounted cash flow approach. The valuation model requires the use of inputs that are not market-observable and involves significant judgment. The discount rate is based on the current Treasury curve adjusted for credit and liquidity factors. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving other similar securities. We consider this approach appropriate for this asset class, which comprises 76.2% of our Level 3 fixed maturities.

We use our judgment in assigning our fixed maturities to a level within the fair value hierarchy by determining whether the market for a given security is active and if significant pricing inputs are observable. We determine the existence of an active market by assessing whether transactions occur with sufficient frequency and volume to provide reliable pricing information, as discussed below.

When we have significant observable market inputs, which is generally the case when the security is priced by our pricing services, it is classified as a Level 2 measurement. When there is not sufficient observable market information and the security is priced using internal pricing models, which is generally the case for corporate private placements and other securities our pricing services are unable to price, it is classified as a Level 3 measurement. The inputs used to measure the fair value of securities priced using internal pricing models may fall into different levels of the fair value hierarchy. It has been our experience that, in these situations, the lowest level input that is significant to the determination of fair value is a Level 3 input and thus, we typically report securities valued using internal pricing models as Level 3 measurements. In limited situations, private placement securities are valued through the use of a single broker quote because the security is very thinly traded. In such situations, we consider the fair value a Level 3 measurement.

Fixed maturities categorized as Level 3 investments were $1,183.5 and $674.3 as of December 31, 2009 and 2008, respectively. The increase is primarily due to purchases near the end of the third quarter of

$263.5 of residential mortgage-backed securities backed by reverse mortgages, which is a new asset class for which we did not have significant observable inputs; the purchase of $167.1 of private placement securities; and an increase in the fair value of private placement securities of $118.7 due to the tightening of credit spreads during 2009. As of December 31, 2009 and 2008, we had net unrealized gains (losses) of $25.2 and $(103.8), respectively, on our Level 3 fixed maturities. For the year ended December 31, 2009 and 2008, we reported net realized losses of $5.6 and $12.1, respectively, on our Level 3 fixed maturities.

We believe that the amount we may realize upon settlement or maturity of our fixed maturities may differ significantly from the estimated fair value of the security, as we do not actively trade our fixed maturity portfolio. Our investment management objective is to support the expected cash flows of our liabilities and to produce stable returns over the long term. To meet this objective, we typically hold our fixed maturities until maturity or until market conditions are favorable for the sale of such investments.

We estimate that a 1% increase in interest rates would cause the fair value of our fixed maturity portfolio that is subject to interest rate risk to decline by approximately $1.00 billion and $0.81 billion, based on our securities positions as of December 31, 2009 and 2008, respectively (see Item 7A — “Quantitative and Qualitative Disclosures about Market Risk — Sensitivity Analysis” for further information).

Valuation of Marketable Equity Securities

Marketable equity securities, trading consists of investments in common stock. Marketable equity securities, available-for-sale primarily consists of investments in non-redeemable preferred stock. Both consist primarily of investments in publicly traded companies. The fair values of our marketable equity securities are primarily based on quoted market prices in active markets for identical assets. We classify the majority of these securities as Level 1.

The impact of changes in the fair value of our trading portfolio is recorded in net investment gains (losses) in the consolidated statements of income. The impact of changes in the fair value of our available-for-sale portfolio is recorded as an unrealized gain or loss in AOCI, a separate component of equity. The available-for-sale marketable equity portfolio is subject to impairment reviews to determine when a decline in fair value is other-than-temporary. See “— Other-Than-Temporary Impairments (OTTI)” above.

We estimate that a 10% decline in market prices would cause the fair value of our equity investments to decline by approximately $23.2 and $21.4 as of December 31, 2009 and 2008, respectively (see Item 7A — “Quantitative and Qualitative Disclosures about Market Risk — Sensitivity Analysis” for further information).

Deferred Policy Acquisition Costs

We defer as assets certain costs, generally commissions, distribution costs and other underwriting costs, that vary with, and are primarily related to, the production of new and renewal business. We limit our deferral to acquisition expenses contained in our product pricing assumptions. The following table summarizes our DAC asset balances by segment:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Group	$3.2	$3.3
Retirement Services	249.1	158.7
Income Annuities	22.4	14.5
Individual	51.0	43.0

Total unamortized balance at end of period	325.7	219.5
Accumulated effect of net unrealized (gains) losses	(75.3)	28.0

Balance at end of period	$250.4	$247.5

In our Group segment, the DAC amortization period for medical stop-loss policies is one year as these policies are repriced on an annual basis.

In our Retirement Services, Income Annuities and Individual segments, we amortize acquisition costs over the premium paying period or over the lives of the policies in proportion to the future estimated gross profits, or EGPs, of each of these product lines, as follows:

•	Retirement Services. The DAC amortization period is typically 20 years for the deferred annuities, although most of the DAC amortization occurs within the first 10 years because the EGPs are highest during that period. It is common for deferred annuity policies to lapse after the surrender charge period expires.

•	Income Annuities. The DAC amortization period for SPIAs, including structured settlement annuities, is the benefit payment period. The benefit payment periods vary by policy; however, nearly all benefits are paid within 80 years of contract issue.

•	Individual. The DAC amortization period related to universal life policies is typically 25 years. DAC amortization related to our term life insurance policies is the premium paying period, which ranges from 10 to 30 years.

To determine the EGPs, we make assumptions as to lapse and withdrawal rates, expenses, interest margins, mortality experience, long-term equity market returns and investment performance. Estimating future gross profits is a complex process requiring considerable judgment and forecasting of events well into the future.

Changes to assumptions can have a significant impact on DAC amortization. In the event actual experience differs from our assumptions or our future assumptions are revised, we adjust our EGPs, which could result in a significant increase in amortization expense. We true up our assumptions with actual experience on a quarterly basis. For future assumptions we complete a study and refine our estimates of future gross profits annually during the third quarter. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC asset amortization models. The following would generally cause an increase in DAC amortization expense: increases to lapse and withdrawal rates in the current period, increases to expected future lapse and withdrawal rates, increases to future expected expense levels, increases to interest margins in the current period, decreases to expected future interest margins and decreases to current or expected equity market returns. EGPs are adjusted quarterly to reflect actual experience to date.

We regularly conduct DAC recoverability analyses. We compare the current DAC asset balance with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance.

In connection with our recoverability analyses, we perform sensitivity analyses on our two most significant DAC asset balances, which currently consist of our Retirement Services deferred annuity product and our Individual universal life product DAC asset balances, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances: if we changed our future lapse and withdrawal rate assumptions by a factor of 10%, the effect on the DAC asset balance is approximately $2.9; if we changed our future expense assumptions by a factor of 10%, the effect on the DAC asset balance is less than $0.2.

The DAC asset balance on the date of our Acquisition, August 2, 2004, was reset to zero, in accordance with the purchase method of accounting (referred to as PGAAP). Because of this, quarterly updates to our DAC models to reflect actual experience have led to immaterial changes in the DAC asset balance and amortization, and the magnitude of the sensitivities is currently relatively small. We expect the DAC asset balance to grow as we continue to write new business, and as this occurs, we would expect the sensitivities to grow accordingly. In addition, depending on the amount and the type of new business written in the future we may determine that other assumptions may produce significant variations in our financial results.

Funds Held Under Deposit Contracts

Liabilities for fixed deferred annuity contracts and universal life policies, including BOLI, are computed as deposits net of withdrawals made by the policyholder, plus amounts credited based on contract specifications, less contract fees and charges assessed, plus any additional interest. The unamortized PGAAP reserve, related to the Acquisition, is also included in this balance. As of December 31, 2009, our funds held under deposit contracts totaled $18.8 billion.

For SPIAs, including structured settlements, liabilities are based on discounted amounts of estimated future benefits. Contingent future benefits are discounted with best-estimate mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue for policies issued subsequent to the Acquisition or based upon prevailing market interest rates for policies in existence on the Acquisition date. The interest rates within the pattern vary over time and start with interest rates that prevailed at contract issue or on the Acquisition date. As of December 31, 2009, the weighted-average implied interest rate on the existing book of business was 6.0% and is expected to grade to 6.7% during the next 20 years.

Future Policy Benefits

We compute liabilities for future policy benefits under traditional individual life and group life insurance policies on the level premium method, which uses a level premium assumption to fund reserves. We select the level of premiums at issuance so that the actuarial present value of future benefits equals the actuarial present value of future premiums. We set the interest, mortality and persistency assumptions in the year of issue and include provisions for adverse deviations. These liabilities are contingent upon the death of the insured while the policy is in force. We derive mortality assumptions from both company-specific and industry statistics. We discount future benefits at interest rates that vary by year of policy issue, are set initially at a rate consistent with portfolio rates at the time of issue, and grade to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are made at the time each policy is issued, and do not change over time unless the liability amount is determined to be inadequate to cover future policy benefits. The provisions for adverse deviations are intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions.

We periodically compare our actual experience with our estimates of actuarial liabilities for future policy benefits. To the extent that actual policy benefits differ from the reserves established for future policy benefits, such differences are recorded in the consolidated statements of income in the period in which the variances occur, which could result in a decrease in profits, or possibly losses. No revisions to assumptions within the future policy benefits liabilities have been necessary and therefore we have not experienced any significant impact in our financial results due to changes in assumptions.

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group medical coverages and are established on the basis of reported losses. We also provide for claims incurred but not reported, or IBNR, based on expected loss ratios, claims paying completion patterns and historical experience. We continually review estimates for reported but unpaid claims and IBNR. Any necessary adjustments are reflected in current operating results. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR amount increases.

Income Taxes

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; future reversals of existing temporary differences; operating income carry-backs or loss carry-

forwards and their expirations; and any tax planning strategies we would employ to avoid a tax benefit expiring unused.

Our deferred tax assets are primarily related to unrealized losses on investment securities, reserves, capitalization of policy acquisition costs and investment impairments. As of December 31, 2008 we had significant unrealized losses that were attributable to volatility and disruption within the capital markets. To assess the impact of this volatility, we reviewed our invested assets supporting the liquidity requirements of our insurance and investment product liabilities to assess future reversals and the utilization of capital loss carry-backs and carry-forwards related to our investment timing differences. As of December 31, 2009, our unrealized losses on investment securities improved to an overall net unrealized gain.

Our analyses indicated we would be able to fully realize the deferred tax assets as of December 31, 2009 and 2008, and thus, no valuation allowances were necessary.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 to the accompanying audited financial statements.

Sources of Revenues and Expenses

Our primary sources of revenues from our insurance operations are premiums and net investment income. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances and general business and operating expenses, net of DAC. We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value on our equity trading portfolio.

Each of our four operating segments maintains its own portfolio of invested assets. The net investment income and realized investment gains (losses) incurred are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment. In addition, we allocate certain corporate expenses to each operating segment using multiple factors including employee headcount, allocated investments, account values and time study results.

Revenues

Premiums and other considerations

Premiums and other considerations consist primarily of premiums from our group life and health and individual life insurance products, and COI charges on our universal life insurance and BOLI polices.

Net investment income

Net investment income represents the income earned on our investments, net of investment expenses, including gains or losses on changes in the fair value on our investments in limited partnerships, primarily private equity and hedge funds.

Other revenues

Other revenues include mortality expense, surrender and other administrative charges, revenues from our non-insurance businesses and reinsurance allowance fees.

Net realized investment gains (losses)

Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments and changes in fair value on our trading portfolio and FIA options.

Benefits and Expenses

Policyholder benefit and claims

Policyholder benefits and claims consist of benefits paid and reserve activity on group life and health and individual life products. In addition, we record, as a reduction of this expense, PGAAP reserve amortization related to our fixed deferred annuities and BOLI policies.

Interest credited

Interest credited represents interest credited to policyholder reserves and contractholder general account balances.

Other underwriting and operating expenses

Other underwriting and operating expenses represent non-deferrable costs related to the acquisition and ongoing maintenance of insurance and investment contracts, including certain non-deferrable commissions, policy issuance expenses and other general operating costs.

Interest expense

Interest expense primarily includes interest on corporate debt, the impact of interest rate hedging activities and amortization of debt issuance costs.

Amortization of deferred policy acquisition costs

We defer as assets certain costs, generally commissions, distribution costs and other underwriting costs, that vary with, and are primarily related to, the production of new and renewal business. Amortization of previously capitalized DAC is recorded as an expense.

Use of non-GAAP Financial Measures

Certain tables and related disclosures in this report include non-GAAP financial measures. We believe these measures provide useful information to investors in evaluating our financial performance or condition. In addition, our management and board of directors use these measures to gauge the historical performance of our operations and for business planning purposes. In the following paragraphs, we provide definitions of these non-GAAP measures and explain how we believe investors will find them useful, how we use them, what their limitations are and how we compensate for such limitations.

Adjusted Operating Income

Adjusted operating income is a non-GAAP measure of our performance. Adjusted operating income consists of net income, less after-tax net realized investment gains (losses), plus after-tax net investment gains (losses) on our fixed income annuity (FIA) options.

Net income is the most directly comparable GAAP measure to adjusted operating income. Net income for any period presents the results of our insurance operations, as well as our net realized investment gains (losses). We consider investment income generated by our invested assets to be part of the results of our insurance operations because they are acquired and generally held to maturity to generate income that we use to meet our obligations. Conversely, we do not consider the activities reported through net realized investment gains (losses), with the exception of our FIA options, to be reflective of the performance of our insurance operations, as discussed below.

We believe investors find it useful to review a measure of the results of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio because it assists an investor in determining whether our insurance-related revenues, composed primarily of premiums and other considerations and net investment income, have been sufficient to generate operating earnings after meeting our insurance-related obligations, composed primarily of claims paid to policyholders and investment returns credited to policyholder accounts, and other operating costs.

In presenting adjusted operating income, we are excluding after-tax net realized investment gains (losses). Even though these gains and losses recur in most periods, the timing and amount are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business. Thus, because our insurance operations are not dependent on the following, we exclude from adjusted operating income the following items which are recorded in after-tax net realized investment gains (losses):

•	other-than-temporary impairments (OTTI) related to available-for-sale securities, which depend on the timing and severity of market credit cycles and management judgments regarding recoverability;

•	net gains (losses) on changes in fair value of our trading securities, which depend on equity market performance and broader market conditions; and

•	net realized gains (losses) on sales of securities, which are subject to our discretion and influenced by market opportunities.

The one exception to the exclusion of realized investment gains and losses is the gains (losses) on our FIA options in our Retirement Services segment. Each year, we use the realized gains from our FIA options, similar to the way we use investment income, to meet our obligations associated with our FIA product, which credits interest to policyholder accounts based on equity market performance.

In addition to using adjusted operating income to evaluate our insurance operations, our management and board of directors have other uses for this measure, including managing our insurance liabilities and assessing achievement of our financial plan. For instance, we use adjusted operating income to help determine the renewal interest rates we can afford to credit to policyholders. We also develop a financial plan that includes our expectation of adjusted operating income. We review our achievement of our financial plan by understanding variances between actual and planned adjusted operating income. We use this information to make decisions on how to manage our consolidated insurance operations, including making decisions regarding expense budgets, product prices and the purchase of tax-advantaged affordable housing limited partnerships.

Adjusted operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive adjusted operating income are important to understanding our overall results from operations and, if evaluated without proper context, adjusted operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we generate significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of adjusted operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Further, it includes changes to net investment income as a result of OTTI, which are not directly related to our insurance operations, and does not adjust for any negative impact to cash flows that we may experience in future periods as a result of such changes in net investment income. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI writedowns, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results. For a reconciliation of adjusted operating income to net income, see Item 6 — “Selected Financial Data” on page 46.

Adjusted Book Value, Adjusted Book Value per Common Share and Adjusted Book Value per Common Share, as Converted

Adjusted book value

Adjusted book value is a non-GAAP financial measure of our financial condition. Adjusted book value consists of stockholders’ equity, less accumulated other comprehensive income (loss), or AOCI.

Stockholders’ equity is the most directly comparable GAAP measure to adjusted book value. AOCI, which is primarily composed of the net unrealized gains (losses) on our fixed maturities, net of taxes, is a component of stockholders’ equity.

We purchase fixed maturities with durations and cash flows that match our estimate of when our insurance liabilities and other obligations will come due. We typically expect to hold our fixed maturities to maturity, using the principal and interest cash flows to pay our obligations over time. Since we expect to collect the contractual cash flows on these fixed maturities, we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. AOCI primarily fluctuates based on changes in the fair value of our fixed maturities, which is driven by factors outside of our control, including the impact of credit market conditions and the movement of interest rates and credit spreads. These fluctuations do not reflect any change in the cash flows we expect to receive. As an example, an increase in the fair value of our fixed maturities improved AOCI by $1,002.9, or 95%, from December 31, 2008 to December 31, 2009, due to credit market improvements and tightening of interest spreads. This contributed to a related increase in stockholders’ equity over the same period of $1,147.1, or 401%; however, this increase did not impact our estimates regarding collection of cash flows on the underlying fixed maturities.

We believe investors find it useful if we present them with a financial measure that removes from stockholders’ equity these temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. By evaluating our adjusted book value, an investor can assess our financial condition based on our general practice of holding our fixed investments to maturity. For example, we believe it is important that an investor not assume that an increase in stockholders’ equity driven by unrealized gains means our company has grown in value and alternatively, it is important that an investor not assume that a decrease in stockholders’ equity driven by unrealized losses means our company’s value has decreased.

In addition to using adjusted book value to evaluate our financial condition, our management and board of directors have other uses for this measure, including reviewing debt levels as a percentage of adjusted book value to monitor compliance with revolving credit facility covenants and helping to maintain and improve our ratings from rating agencies. Our management also compares adjusted book value to regulatory capital to assess our ability to maintain regulatory capital ratios and ratings. Finally, our board of directors uses adjusted book value as a basis to measure the success of our company over historical periods and reviews and ultimately approves management’s financial plans based on the projected growth in adjusted book value.

Adjusted book value is not a substitute for stockholders’ equity determined in accordance with GAAP and considering adjusted book value on its own would present material limitations to an analysis of our financial condition. For example, AOCI may deteriorate due to higher interest rates, credit spreads and issues specific to particular investments. By not considering the size of gross unrealized losses within AOCI, an investor may fail to appreciate the size of potential losses or the amount of potential gains based on the fair value of our fixed maturities. As a result, when evaluating our financial condition, we compensate for these limitations by also considering stockholders’ equity and the unrealized losses on invested assets, which are provided in our investment disclosures (see “— Investments” for further information).

Adjusted book value should not be considered a substitute for stockholders’ equity. For a reconciliation of adjusted book value to stockholders’ equity, see Item 6 — “Selected Financial Data” on page 46.

Adjusted book value per common share

Adjusted book value per common share is a non-GAAP financial measure of our financial condition. Adjusted book value per common share is calculated as adjusted book value, divided by outstanding common shares. This measure does not include the 18,975,744 shares subject to outstanding warrants for all periods presented because the warrant holders only participate in dividends and would not be entitled to proceeds in the event of a liquidation or winding down of our company should such event precede the exercise of the outstanding warrants.

Book value per common share is the most directly comparable GAAP measure to adjusted book value per common share. Book value per common share is calculated as stockholders’ equity divided by the sum of our common shares outstanding and shares issuable pursuant to outstanding warrants.

We believe investors find it useful if we present them with adjusted book value (discussed above), a financial measure that removes AOCI from stockholders’ equity, and then translate it into another measure, adjusted book value per common share, that allows the investor to understand the value of its investment on the adjusted book value basis. By evaluating this measure, an investor will be able to assess its proportionate stake in our adjusted book value as of the dates presented, and the change in such measure over time, based on our practice of holding our fixed maturities to maturity. In addition, this measure allows an investor to understand the value of its investment based on current shares outstanding because it represents our future share count in the event that the outstanding warrants are not exercised before they expire.

In addition to using adjusted book value to evaluate our financial condition on a per common share basis, our management and board of directors use this measure to assess the cost of obtaining new equity capital and to compare the value and the change in value over time of our common shares to that of our peer companies. For example, our board of directors takes into account the expected market price of our common shares relative to adjusted book value per common share when considering raising new equity capital.

Adjusted book value per common share is not a substitute for book value per common share determined in accordance with GAAP and only considering adjusted book value per common share on its own would present material limitations similar to those discussed above with respect to adjusted book value.

Adjusted book value per common share should not be considered a substitute for book value per common share. For a reconciliation of adjusted book value per common share to book value per common share, see Item 6 — “Selected Financial Data” on page 46.

Adjusted book value per common share, as converted

Adjusted book value per common share, as converted, is a non-GAAP financial measure of our financial condition and gives effect to the exercise of our outstanding warrants. Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the warrants, divided by the sum of outstanding common shares and shares subject to outstanding warrants. Our shares issuable pursuant to outstanding warrants were 18,975,744 for all periods presented.

Book value per common share is the most directly comparable GAAP measure to adjusted book value per share, as converted. Book value per common share is calculated as stockholders’ equity divided by the sum of our common shares outstanding and shares issuable pursuant to our outstanding warrants.

We believe investors find it useful if we present them with adjusted book value (discussed above), a financial measure that removes AOCI from stockholders’ equity and then translate it into another measure, adjusted book value per common share, as converted, which gives effect to the exercise of our outstanding warrants. By evaluating this measure, an investor will be able to assess its proportionate stake in our adjusted book value for the periods presented, on a fully diluted basis. We believe it is most meaningful for investors to compare this measure to adjusted book value per common share as this will allow the investor to understand the dilutive effect if the warrant holders exercise our outstanding warrants.

As discussed above, our management and board of directors use adjusted book value per common share to compare the value of a share of our common stock to that of our peer companies, and also to measure the cost of new equity capital. To further this analysis, our management and board of directors also make these comparisons and judgments after taking into account the potential dilutive effect of the exercise of our outstanding warrants.

Adjusted book value per common share, as converted, is not a substitute for book value per common share determined in accordance with GAAP and only considering adjusted book value per common share, as converted, on its own would present material limitations similar to those discussed above with respect to adjusted book value.

Adjusted book value per common share, as converted, should not be considered a substitute for book value per common share. For a reconciliation of adjusted book value per common share, as converted, to book value per common share, see Item 6 — “Selected Financial Data” on page 46.

Operating ROAE

Operating return on average equity, or operating ROAE, is a non-GAAP measure of our performance. Operating ROAE consists of adjusted operating income for the most recent four quarters, divided by average adjusted book value, both of which are non-GAAP measures as described above. We measure average adjusted book value by averaging adjusted book value for the most recent five quarters.

Return on stockholders’ equity, or ROE, is the most directly comparable GAAP measure. Return on stockholders’ equity for the most recent four quarters is calculated as net income for such period divided by the average stockholders’ equity for the most recent five quarters.

As discussed above under “— Adjusted operating income,” we believe investors find it useful to review the results of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio because it highlights trends in the performance of our insurance operations. In addition, as discussed above under “— Adjusted Book Value, Adjusted Book Value per Common Share and Adjusted Book Value per Common Share, as Converted,” we believe investors find it useful if we present them with a financial measure that removes from stockholders’ equity the temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI, because we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. By referring to operating ROAE, an investor can form a judgment as to how effectively our management uses funds invested by our stockholders to generate adjusted operating income growth. Thus, we present operating ROAE for a period to measure the rate of return produced by our adjusted operating income in such period based on our average adjusted book value for such period.

In addition to using operating ROAE to evaluate how effectively our management uses funds invested in our company, our management and board of directors have additional uses for operating ROAE. These include comparing our operating ROAE to those of our peer companies, comparing our operating ROAE against our target return objectives, and determining if our insurance and annuity products are priced to achieve our long-term targets.

However, because operating ROAE excludes realized and unrealized gains (losses) on our investment portfolio, it has material limitations as a financial measure of performance and should not be considered on its own. As an example, we could produce a high operating ROAE in a given period, despite poor net income, if in that period we generated significant net realized losses from our investment portfolio. To compensate for such limitations, we also consider ROE to assess financial performance and return on total equity.

Operating ROAE should not be considered a substitute for ROE. The numerator and denominator of operating ROAE have been reconciled to net income and stockholders’ equity, respectively, their most comparable GAAP financial measures, in Item 6 — “Selected Financial Data” on page 46.

Results of Operations

Total Company

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes within the accompanying audited financial statements. Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases (decreases), respectively.

	Years Ended December 31,			Variance (%)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Revenues:
Premiums and other considerations	$573.6	$584.8	$530.5	(1.9)%	10.2%
Net investment income	1,113.6	956.5	973.6	16.4	(1.8)
Other revenues	56.4	67.8	68.7	(16.8)	(1.3)
Net realized investment gains (losses)(1):
Total other-than-temporary impairment losses on securities	(191.2)	(86.4)	(16.2)
Less: portion of loss recognized in other comprehensive income	104.7	—	—

Net impairment losses recognized in earnings	(86.5)	(86.4)	(16.2)	0.1	*
Other net realized investment gains (losses)	57.2	(71.6)	33.0	*	*

Total net realized investment gains (losses)	(29.3)	(158.0)	16.8	81.5	*

Total revenues	1,714.3	1,451.1	1,589.6	18.1	(8.7)
Benefits and Expenses:
Policyholder benefits and claims	350.5	348.5	267.1	0.6	30.5
Interest credited	846.8	766.1	752.3	10.5	1.8
Other underwriting and operating expenses	252.7	265.8	281.9	(4.9)	(5.7)
Interest expense	31.8	31.9	21.5	(0.3)	48.4
Amortization of deferred policy acquisition costs	51.4	25.8	18.0	99.2	43.3

Total benefits and expenses	1,533.2	1,438.1	1,340.8	6.6	7.3

Income from operations before income taxes	181.1	13.0	248.8	*	(94.8)
Provision (benefit) for income taxes:
Current	6.7	23.8	62.8
Deferred	46.1	(32.9)	18.7

Total provision (benefit) for income taxes	52.8	(9.1)	81.5	*	*

Net income	$128.3	$22.1	$167.3	*	(86.8)

Net income per common share(2):
Basic	$1.15	$0.20	$1.50

Diluted	$1.15	$0.20	$1.50

Weighted average common shares outstanding:
Basic	111.622	111.622	111.622

Diluted	111.626	111.622	111.622

Non-GAAP Financial Measures(3):
Adjusted operating income	$147.9	$122.9	$154.9	20.3%	(20.7)%

Reconciliation to net income:
Net income	$128.3	$22.1	$167.3
Less: Net realized investment gains (losses) (net of taxes)	(19.1)	(102.7)	10.9
Add: Net investment gains (losses) on FIA options (net of taxes)	0.5	(1.9)	(1.5)

Adjusted operating income	$147.9	$122.9	$154.9

footnotes on following page

*	Represents percentage variances that are not meaningful.

(1)	We adopted new OTTI accounting guidance effective January 1, 2009, which changed the recognition and measurement of OTTI for fixed maturities. See “— Other-Than-Temporary Impairments (OTTI)” above.

(2)	Basic net income per common share includes all participating securities, including warrants, using the two-class method. Diluted net income per share includes the dilutive impact of non-participating, unvested restricted stock awards, based on the application of the treasury stock method, weighted for the portion of the period they were outstanding.

(3)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see “— Use of non-GAAP Financial Measures” above.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Net income increased $106.2 on an increase in adjusted operating income and a reduction in net realized investment losses. Adjusted operating income increased $25.0, which was driven primarily by an increase in the investment margin (net investment income less interest credited) in our Retirement Services segment, increased returns on our investments in limited partnerships, which produced gains of $8.9 in 2009, compared to losses of $24.4 in 2008, and a decrease in other underwriting and operating expenses. These favorable drivers were partially offset by a decrease in our Group segment’s underwriting margin (premiums less policyholder benefits and claims) and an increase in DAC amortization.

Net realized investment losses decreased $128.7 on improved performance of our equity portfolio, which yielded total returns of 34.0%, as compared to (30.6)% in 2008, and outpaced the 2009 S&P 500 total return index of 26.5%. For further discussion on our investment results and portfolio, including a discussion of our impairment charges, refer to “— Investments.”

The provision (benefit) for income taxes increased $61.9 primarily due to higher income from operations before income taxes in 2009, compared to 2008.

Further discussion of adjusted operating income drivers described above:

Our Retirement Services’ investment margin increased $46.4 as a result of a $1.9 billion increase in our fixed annuity account value. Strong sales of fixed deferred annuity products drove this increase as there was a higher demand for fixed retirement savings products during the economic downturn, and we continued to capitalize on our broad distribution network. In addition to the strong sales growth in our Retirement Services segment, we also saw sales growth in our Income Annuities and Individual segments.

Our other underwriting and operating expenses decreased $13.1 as a result of an overall reduction in non-deferrable operating expenses. We experienced a $4.0 decrease in payroll and employee related expenses due to attrition and disciplined expense management. In addition, the growth in sales resulted in an increase in deferrable acquisition costs, especially in our Individual segment. Increased Individual sales in 2009 resulted in $2.8 of additional deferral in 2009 compared to 2008. In our Group segment, commission expense, which is not deferred, decreased $4.3, consistent with decreased premium. Also, in our Group segment, the sale of our third party administrator decreased expenses $3.4.

The $17.1 decrease in our Group segment’s underwriting margin was driven by decreased premiums without a corresponding decrease in claims. We experienced reduced premium as a result of lower sales and renewals, which was primarily driven by pricing increases in the medical stop-loss line as we focused on pricing to achieve our target loss ratios. We also experienced an increase in larger dollar claims in 2009 as compared to 2008.

The $25.6 increase in amortization of DAC is due primarily to an increase in amortization of DAC in our Retirement Services segment of $21.5 driven by a growing block of business and corresponding DAC asset, as sales grew year over year. In addition, our amortization of DAC increased in Retirement Services as we experienced increased investment margins as noted above.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

Summary of Results

Net income decreased $145.2 due to a decrease in adjusted operating income and a decrease in net realized investment gains (losses). The decrease in adjusted operating income of $32.0 was driven by decreased returns on our investments in limited partnerships, which produced losses of $24.4 in 2008 compared to gains of $7.0 in 2007, a decrease in our Group segment’s underwriting margin and an increase in interest expense of $10.4 due to our CENTs debt offering in October 2007. These items were mitigated by strong sales of fixed deferred annuities, which drove an increase in our fixed annuities account value, a $5.9 increase in the investment margin related to these products and a $16.1 decrease in other underwriting and operating expenses.

Net realized investment gains (losses) decreased $174.8 as impairments increased from $16.2 to $86.4 and recorded net losses on our trading portfolio of $64.5, resulting from declining equity markets in 2008. Beginning in 2008, we elected to record changes in fair value on equity securities in income, which previously were reported as a component of other comprehensive income (loss). For further discussion on our investment portfolio, refer to “— Investments.”

The provision (benefit) for income taxes decreased $90.6 to a $9.1 benefit from an $81.5 expense, primarily due to the significant reduction in income from continuing operations and an increase in affordable housing tax credits.

Further discussion of adjusted operating income drivers described above:

The $25.1 decrease in our Group segment’s underwriting margin was driven by higher paid medical stop-loss claims applied to a larger book of business driven by strong sales growth and renewals in 2008. We adjusted our pricing to grow our block of business in 2008 leading to increased premium, as well as an increase in the overall loss ratio.

Our investment margin increased $5.9 in our Retirement Services segment as a result of a $1.3 billion increase in our fixed annuity account value. Strong sales of fixed deferred annuity products drove this increase as there was a higher demand for fixed retirement savings products, especially during the second half of 2008.

Our other underwriting and operating expenses decreased $16.1 mainly due to a $4.5 decrease in professional services expenses, primarily IT related, and a reduction in general management expenses which were primarily related to management bonuses. In addition, strong 2008 sales resulted in an increase in deferrable policy acquisition costs.

Segment Operating Results

The results of operations and selected operating metrics for our five segments, (Group, Retirement Services, Income Annuities, Individual and Other), for the years ended December 31, 2009, 2008 and 2007 are set forth in the following respective sections.

Group

The following table sets forth the results of operations relating to our Group segment:

	Years Ended December 31,			Variance (%)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Operating revenues:
Premiums and other considerations	$432.2	$449.8	$392.1	(3.9)%	14.7%
Net investment income	17.8	17.8	18.1	*	(1.7)
Other revenues	14.9	19.0	15.2	(21.6)	25.0

Total operating revenues	464.9	486.6	425.4	(4.5)	14.4
Benefits and Expenses:
Policyholder benefits and claims	295.4	295.9	213.1	(0.2)	38.9
Other underwriting and operating expenses	106.2	115.7	112.3	(8.2)	3.0
Amortization of deferred policy acquisition costs	7.9	8.1	8.4	(2.5)	(3.6)

Total benefits and expenses	409.5	419.7	333.8	(2.4)	25.7

Segment pre-tax adjusted operating income	$55.4	$66.9	$91.6	(17.2)%	(27.0)%

The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the years ended:

	December 31,
	2009	2008	2007

Group loss ratio(1)	68.3%	65.8%	54.3%
Expense ratio(2)	24.5%	24.8%	27.8%

Combined ratio(3)	92.8%	90.6%	82.1%

Medical stop-loss — loss ratio(4)	69.8%	67.9%	55.2%
Total sales(5)	$91.3	$112.6	$86.2

(1)	Group loss ratio represents policyholder benefits and claims divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating income decreased $11.5 driven by a decrease in premiums while our claims expense remained relatively flat, as evidenced by our higher loss ratio. In particular, there was a higher frequency of large claims in excess of $0.5. The decrease in premiums was a result of lower sales and renewals related to the medical stop-loss line as we focused on pricing to achieve our target loss ratio. Our 2009 loss ratio increased to 68.3% from 65.8%, which exceeded our target, while the expense ratio remained flat on a smaller block of medical stop-loss business.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums and other considerations decreased primarily due to a $15.4 decrease in medical stop-loss premiums, as planned pricing increases and disciplined underwriting in a competitive market led to lower sales and renewals in 2009.

Other revenues decreased $4.1 primarily due to a reduction in revenue from our third party administrator, which was sold in the third quarter of 2009.

Benefits and Expenses

The overall decrease in other underwriting and operating expenses is consistent with the decrease in premiums as our expense ratio remained relatively flat in 2009. Our commissions decreased $4.3 and our premium tax decreased $0.5 driven mainly by decreased premiums. In addition, $3.4 of the total $9.5 decrease was attributable to a reduction in expenses as a result of the sale of our third party administrator.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

Summary of Results

Segment pre-tax adjusted operating income decreased $24.7 driven by higher paid medical stop-loss claims as shown in the increase in the medical stop-loss — loss ratio, from 55.2% to 67.9%, applied to a larger block of business from strong sales growth and renewals in 2008. In 2008, we pursued organic growth in our block of stop-loss and generated more premiums but experienced an increase in the actual loss ratio.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums and other considerations increased primarily due to a $58.4 increase in medical stop-loss premiums as a result of an increase in new sales and strong renewals.

Other revenues increased $3.8 as MRM, our subsidiary acquired in May 2007, generated revenues of $11.1 in 2008, compared to $6.4 in 2007. This increase was partially offset by a reduction in revenues of $1.2 from our third party administrator.

Benefits and Expenses

Policyholder benefit and claims increased $82.8 primarily due to the larger block of business on increased sales and renewals, and from the higher loss ratio described above.

Other underwriting and operating expenses increased primarily due to a $3.4 increase in commission expense as a result of strong sales in 2008. The overall expense ratio improved by 3.0% in 2008 due to a larger block of medical stop-loss business and disciplined expense management.

Retirement Services

The following table sets forth the results of operations relating to our Retirement Services segment:

	Years Ended December 31,			Variance (%)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Operating revenues:
Premiums and other considerations	$—	$0.1	$—	*	*
Net investment income	388.0	261.1	244.3	48.6%	6.9%
Other revenues	16.8	20.2	24.5	(16.8)	(17.6)
Net investment gains (losses) on FIA options	0.8	(2.9)	(2.3)	*	26.1

Total operating revenues	405.6	278.5	266.5	45.6	4.5
Benefits and Expenses:
Policyholder benefits and claims	(2.2)	(6.8)	(8.3)	(67.6)	(18.1)
Interest credited	256.9	176.4	165.5	45.6	6.6
Other underwriting and operating expenses	55.9	57.4	69.1	(2.6)	(16.9)
Amortization of deferred policy acquisition costs	36.4	14.9	6.0	*	*

Total benefits and expenses	347.0	241.9	232.3	43.4	4.1

Segment pre-tax adjusted operating income	$58.6	$36.6	$34.2	60.1%	7.0%

*	Represents percentage variances that are not meaningful.

The following table sets forth selected historical operating metrics relating to our Retirement Services segment as of, or for the years ended:

	December 31,
	2009	2008	2007

Account values — Fixed annuities	$7,655.7	$5,724.9	$4,445.4
Account values — Variable annuities	755.7	645.7	1,059.2
Interest spread on average account values(1)	1.81%	1.67%	1.68%
Total sales(2)	$2,228.4	$1,766.5	$692.3

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees. Interest spread tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and profit targets.

(2)	Total sales represent deposits for new policies.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating income increased $22.0 as a result of strong sales of fixed annuities, which led to growth in our fixed annuity account values and a $46.4 increase in our investment margin (net investment income less interest credited), partially offset by an increase in DAC amortization.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $126.9, of which $104.6 was a result of a $2.0 billion increase in average invested assets. Also driving the increase was a $22.3 positive rate variance as yields on assets purchased were higher and yields increased to 5.47% from 5.15%. Although our yields increased, the 2009 yield was unfavorably impacted by uninvested cash as a result of increased sales in a tight credit market. This dampened growth in margins primarily during the first nine months of 2009, consequently limiting the growth of segment pre-tax adjusted operating income. We expect future growth in our investment yield as the credit markets have opened slightly, allowing us to carry less cash.

Other revenues decreased primarily due to a $3.8 reduction in fees on average variable account values. Although variable annuities account values increased during 2009, the average account value in 2008 was higher as the equity markets declined during the second half of 2008, primarily in the fourth quarter.

Net investment gains (losses) on FIA options increased $3.7 with gains of $0.8 in 2009 compared to losses of $2.9 in 2008, as the S&P 500 index increased 23.5% in 2009, as compared to a 38.5% decrease in 2008. The gains in 2009 partially offset the increase in interest credited of $5.9 noted below.

Benefits and Expenses

Policyholder benefits and claims decreased $4.6 driven by a reduced benefit from amortization of the PGAAP reserve, which was fully amortized as of September 30, 2009, resulting in only nine months of amortization in 2009 compared to 12 months in 2008.

Interest credited increased $80.5 primarily due to a 34% increase in average account value as a result of increased sales of fixed deferred annuity products. In addition, due to the growth in the S&P 500 in 2009, compared to a loss in 2008, the interest credited to contractholders of our FIA product increased $5.9.

Amortization of DAC increased $21.5, which was primarily driven by a growing block of business and corresponding DAC asset, as sales grew year over year. In addition, increased amortization was driven by an increase in margins in 2009.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

Summary of Results

Segment pre-tax adjusted operating income increased $2.4 primarily from strong sales and higher persistency leading to a growing block of business and growth of $5.9 in our investment margin (net investment income less interest credited). Increased sales also resulted in the full deferral of acquisition costs, which contributed positively to lower operating expenses in 2008. Partially offsetting this was a $4.3 decrease in other revenues from lower fees on variable annuities due to the declines in the equity markets in 2008, and an increase in DAC amortization.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $16.8 primarily driven by a positive volume variance of $17.0 as average invested assets increased to $5.1 billion from $4.7 billion.

Benefits and Expenses

Interest credited increased $10.9 primarily due to a $14.2 increase as a result of an increase in average fixed account values driven by increased sales.

Other underwriting and operating expenses decreased $11.7. This change was primarily driven by increased sales in 2008, which resulted in full deferral of policy acquisition costs in 2008.

Amortization of DAC increased $8.9, which was primarily driven by a growing book of business and corresponding DAC asset.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Years Ended December 31,			Variance (%)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Operating revenues:
Net investment income	$422.4	$423.4	$439.3	(0.2)%	(3.6)%
Other revenues	0.5	0.9	0.8	(44.4)	12.5

Total operating revenues	422.9	424.3	440.1	(0.3)	(3.6)
Benefits and Expenses:
Interest credited	357.9	364.5	371.5	(1.8)	(1.9)
Other underwriting and operating expenses	21.0	21.9	22.4	(4.1)	(2.2)
Amortization of deferred policy acquisition costs	1.6	1.4	1.1	14.3	27.3

Total benefits and expenses	380.5	387.8	395.0	(1.9)	(1.8)

Segment pre-tax adjusted operating income	$42.4	$36.5	$45.1	16.2%	(19.1)%

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the years ended:

	December 31,
	2009	2008	2007

Reserves(1)	$6,726.3	$6,761.2	$6,895.4
Interest spread on reserves(2)	0.53%	0.59%	0.60%
Mortality gains (losses)(3)	$5.1	$2.1	$(0.1)
Total sales(4)	251.8	140.8	140.2

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Mortality gains (losses) represent the difference between actual and expected reserves released on death of our life contingent annuities.

(4)	Sales represent deposits for new policies.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating income increased $5.9 due to an increase in mortality gains associated with life contingent annuities and improved yields on our invested assets. In addition, we had a $0.7 increase in gains from funding services activities. We ended the year with sales momentum as SPIA sales began to increase as distribution through our financial institutions channel grew. Sales of structured settlements also increased as competitors exited the market. We believe sales will continue to increase in 2010.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $1.0. This was the result of a $4.4 decrease due to lower average invested assets backing lower reserves, partially offset by a $3.4 increase as yields rose to 6.06% from 6.01%. The increase in yields was primarily due to changes in prepayment speeds on the underlying collateral of certain mortgage-backed fixed maturities and 2008 losses on our investments in limited partnerships, which were transferred during the third quarter of 2008 from our Income Annuities segment to our Other segment.

Benefits and Expenses

Interest credited decreased $6.6, which was primarily due to a $4.0 decrease in interest as a result of lower reserves in 2009, consistent with the decrease in investment income, and $3.0 due to an increase in mortality gains.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

Summary of Results

Segment pre-tax adjusted operating income decreased $8.6 primarily due to lower investment yields driven by fair value losses on our investments in limited partnerships, partially offset by an increase in mortality gains.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $15.9, driven by a $9.5 decrease due to yields declining to 6.01% from 6.15% and a $6.4 decrease due to lower average invested assets backing lower reserves. The decrease in yields was primarily due to a lower return on our investments in limited partnerships, which are included in net investment income. The losses on limited partnerships totaled $1.8 in 2008 compared to gains of $7.0 in 2007. During the third quarter of 2008, we transferred all investments in limited partnerships held by our Income Annuities segment to our Other segment.

Benefits and Expenses

Interest credited decreased $7.0. This decrease primarily related to a $4.1 decrease in interest as a result of lower reserves as benefit payments exceeded new deposits, and $2.2 due to an increase in mortality gains.

Individual

The following table sets forth the results of operations relating to our Individual segment:

	Years Ended December 31,			Variance (%)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Operating revenues:
Premiums and considerations	$141.4	$134.9	$138.4	4.8%	(2.5)%
Net investment income	265.2	254.6	244.1	4.2	4.3
Other revenues	13.2	16.0	15.0	(17.5)	6.7

Total operating revenues	419.8	405.5	397.5	3.5	2.0
Benefits and Expenses:
Policyholder benefits and claims	57.3	59.4	62.3	(3.5)	(4.7)
Interest credited	235.3	227.7	216.3	3.3	5.3
Other underwriting and operating expenses	55.4	57.3	57.7	(3.3)	(0.7)
Amortization of deferred policy acquisition costs	5.5	1.4	2.5	*	(44.0)

Total benefits and expenses	353.5	345.8	338.8	2.2	2.1

Segment pre-tax adjusted operating income	$66.3	$59.7	$58.7	11.1%	1.7%

*	Represents percentage variances that are not meaningful.

The following table sets forth selected historical operating metrics relating to our Individual segment as of, or for the years ended:

	December 31,
	2009	2008	2007

Insurance in force(1)	$50,030.3	$51,313.5	$52,055.6
Mortality ratio(2)	75.3%	79.2%	84.0%
BOLI account value(3)	$3,789.1	$3,700.4	$3,527.2
UL account value(3)	583.8	580.3	573.6
BOLI ROA(4)	1.08%	1.13%	1.13%
UL interest spread(5)	1.20%	1.14%	1.23%
Total sales, excluding BOLI(6)	$10.5	$7.2	$8.5
BOLI sales(7)	2.5	2.9	4.6

(1)	Insurance in force represents dollar face amounts of policies.

(2)	Mortality ratio represents actual mortality experience as a percentage of industry mortality ratio benchmark. This benchmark is an expected level of claims that is derived by applying our current in force business to the Society of Actuaries 1990-95 Basic Select and Ultimate Mortality Table.

(3)	BOLI account value and UL account value represent our liability to our policyholders.

(4)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

footnotes continued on following page

(5)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The 2009 credited rate to policyholders has been adjusted to exclude an adjustment related to a conversion to a new actuarial software model. Without this adjustment the UL interest spread would have been 2.13%.

(6)	Total sales, excluding BOLI represents annualized first year premiums, with single premium sales measured as 10% of new deposits.

(7)	BOLI sales represent 10% of new BOLI total deposits.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating income increased $6.6 primarily driven by a $1.6 increase from improved underwriting results from favorable mortality on all life insurance products and a $1.8 increase in BOLI gross margin (BOLI revenues less total BOLI benefits).

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums and other considerations increased $6.5 driven by the annual increases in COI charges on the UL and BOLI blocks of business due to the aging of the covered lives, and an increase in premiums on our term products resulting from increased term sales.

Net investment income increased $10.6 of which $7.4 was related to an increase in average invested assets, which increased to $4.9 billion from $4.8 billion due mainly to increases in the BOLI account value. In addition, there was a positive rate variance of $3.2 as yields increased to 5.39% from 5.33%.

Benefits and Expenses

Policyholder benefits and claims decreased $2.1 primarily due to strong underwriting results, as reflected in the reduced mortality ratio, and a refinement of reserve assumptions as a result of a conversion to a new actuarial reserve model. These decreases were partially offset by higher BOLI claims.

Interest credited increased $7.6 primarily due to growth in BOLI account value as a result of strong persistency. Interest related to the growth in BOLI account value was partially offset by decreases related to BOLI separate account claims experience and a surrender. BOLI separate account interest credited was favorably impacted by BOLI separate account claims.

Amortization of DAC increased $4.1 primarily due to the continued increase in the DAC asset balance from a growth in sales, and a refinement of reserve assumptions as a result of a conversion to a new actuarial reserve model.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

Summary of Results

Segment pre-tax adjusted operating income increased slightly due to an increase in net investment income and favorable mortality, partially offset by decreased premiums and an increase in interest credited on our BOLI block of business.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums and other considerations decreased $3.5 primarily due to lower sales and adjustments associated with reinsured policies that increased ceded premiums. This was partially offset by an increase in BOLI COI charges related to new sales and the aging of covered BOLI lives.

Net investment income increased $10.5 which was driven by a $13.2 increase related to growth in the average invested assets, which increased to $4.8 billion from $4.5 billion mainly due to growth in BOLI account value. This increase was partially offset by a negative rate variance of $2.7 as yields decreased to 5.33% from 5.38%.

Benefits and Expenses

Policyholder benefits and claims expense decreased $2.9, of which $1.5 was due to ceded maintenance reserve credits in 2008 and improved mortality, which excludes BOLI experience. However, this was offset by a decrease in the change in reserves primarily related to a $2.5 adjustment from a refinement of our reserve methodology in 2007 in connection with an actuarial reserving software conversion. In addition, the benefit received from PGAAP reserve amortization decreased $2.2.

Interest credited increased $11.4 primarily due to an increase in our BOLI account values caused by new sales and strong persistency, and a decrease in BOLI separate account claims, which resulted in an increase in interest credited related to BOLI separate account business.

Other

The following table sets forth the results of operations relating to our Other segment:

	Years Ended December 31,			Variance (%)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Operating revenues:
Net investment income	$20.2	$(0.4)	$27.8	*	*
Other revenues	11.0	11.7	13.2	(6.0)%	(11.4)%

Total operating revenues	31.2	11.3	41.0	*	*
Benefits and Expenses:
Interest credited	(3.3)	(2.5)	(1.0)	32.0	*
Other underwriting and operating expenses	14.2	13.5	20.4	5.2	(33.8)
Interest expense	31.8	31.9	21.5	(0.3)	48.4

Total benefits and expenses	42.7	42.9	40.9	(0.5)	4.9

Segment pre-tax adjusted operating income (loss)	$(11.5)	$(31.6)	$0.1	63.6%	*

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating loss decreased $20.1 primarily as a result of an increase in net investment income of $20.6 from an increase in investment yields, which increased to 4.85% from (0.08)%. This was driven by an increase in the fair value of our investments in limited partnerships, which is included in net investment income, as equity markets improved during 2009. These improvements resulted in a loss of $0.1 in 2009 versus a loss of $34.5 in 2008. Excluding the impact of investments in limited partnerships, net investment income decreased $13.8 from an increase in allocated investment income to the operating segments to fund growth.

Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 2007

Summary of Results

Segment pre-tax adjusted operating income (loss) decreased $31.7 primarily due to a decrease in investment yields to (0.08)% from 4.69%, driven by our investments in limited partnerships, and additional interest expense incurred in connection with our $150.0 CENts offering in the fourth quarter of 2007. This was partially offset by a decrease in other underwriting and operating expenses of which $3.0 related to costs of our terminated IPO process during 2007 and a $1.4 decrease in depreciation expense as certain significant assets became fully depreciated.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and to produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for credit risk. Our investment portfolio mix as of December 31, 2009 consisted in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (which includes affordable housing, private equity and hedge funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of December 31,	As of December 31,
Types of Investments	2009	2008

Fixed maturities, available-for-sale:
Public	$17,693.0	$14,255.4
Private	901.3	632.2
Marketable equity securities, available-for-sale(1)	36.7	38.1
Marketable equity securities, trading(2)	154.1	106.3
Mortgage loans, net	1,201.7	988.7
Policy loans	73.9	75.2
Investments in limited partnerships(3)	110.2	138.3
Other invested assets(4)	12.2	18.3

Total	$20,183.1	$16,252.5

(1)	Amount primarily represents nonredeemable preferred stock.

(2)	Amount represents investments in common stock.

(3)	As of December 31, 2009 and 2008, these amounts included $24.7 and $56.3, respectively, of investments in private equity and hedge funds carried at fair value. The remaining balance is comprised of investments in affordable housing projects and state tax credit refunds, which are carried at amortized cost. In 2009, we submitted liquidation notices to all of our hedge fund partnerships. As of December 31, 2009, our remaining investment in these hedge fund partnerships was $4.8.

(4)	As of December 31, 2009 and 2008, these amounts primarily included investments in life settlements, S&P 500 Index options and short term investments.

The increase in invested assets in 2009 is primarily due to portfolio growth generated by fixed deferred annuity sales of $2.2 billion and a net increase in the fair value of our fixed maturities driven by credit spreads tightening. As of December 31, 2009, the fair value of our fixed maturities increased $1,681.4 from a $1,640.8 net unrealized loss as of December 31, 2008 to a $40.6 net unrealized gain as of December 31, 2009.

Investment Returns

Return on invested assets is an important element of our financial results. During the second half of 2008, there were significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on fixed maturities. During the year ended December 31, 2009, primarily in the second and third quarters of 2009, the equity markets improved and credit spreads tightened, which led to an increase in the fair value of our investment portfolio.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses) for each major investment category:

	Years Ended December 31,
	2009		2008		2007
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount

Types of Investments
Fixed maturities, available-for-sale	5.89%	$1,048.1	5.82%	$930.7	5.74%	$911.4
Marketable equity securities, available-for-sale	6.43	3.4	6.44	3.4	3.79	5.8
Marketable equity securities, trading	1.60	2.5	2.06	2.7	—	—
Mortgage loans	6.35	67.4	6.49	59.4	6.18	50.0
Policy loans	5.90	4.4	5.89	4.5	6.07	4.7
Investments in limited partnerships:
Hedge funds and private equity funds	15.52	8.9	(28.98)	(24.4)	9.39	7.0
Affordable housing(2)	(8.42)	(9.0)	(12.24)	(12.0)	(8.81)	(7.0)
Other income producing assets(3)	1.53	7.5	2.69	11.5	6.27	20.9

Gross investment income before investment expenses	5.72	1,133.2	5.49	975.8	5.71	992.8
Investment expenses	(0.10)	(19.6)	(0.11)	(19.3)	(0.11)	(19.2)

Net investment income	5.62%	$1,113.6	5.38%	$956.5	5.60%	$973.6

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $3.7, $0.5 and $(0.1) for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Other income producing assets includes income from other invested assets and cash and cash equivalents.

The increase in our net investment yield from 5.38% in 2008 to 5.62% in 2009 is primarily due to increases in the fair value of private equity and hedge funds, mainly a result of the equity market recovery during 2009. In addition, starting in late 2008, and continuing through 2009, we experienced strong growth in deferred annuity sales. As a result, the yields on our fixed maturities grew due to the cash inflows from these sales being invested at higher rates.

The decrease in our net investment yield from 5.60% in 2007 to 5.38% in 2008 was primarily due to declines in the fair value of private equity and hedge funds. This decrease is mainly a result of equity market declines and volatility in the latter part of 2008. Yields on our fixed maturities grew due to sales of fixed maturities in the latter part of 2008 and re-investment opportunities at higher yields.

The following table sets forth the detail of our net realized investment gains (losses) before taxes. As the following table indicates, our net gains on trading securities significantly increased in the year ended December 31, 2009 as compared to net losses in 2008. This was the result of improved equity market conditions during 2009 resulting in increases in the fair value of our trading portfolio. Gross realized losses on sales of fixed maturities for 2009 were driven by sales of downgraded securities that no longer met certain investment objectives and sales of securities that were previously impaired.

	Years Ended December 31,
	2009	2008	2007

Gross realized gains on sales:
Fixed maturities	$25.5	$10.3	$37.1
Marketable equity securities, available-for-sale	—	—	14.4

Total gross realized gains on sales	25.5	10.3	51.5
Gross realized losses on sales:
Fixed maturities	(23.3)	(7.0)	(15.1)
Marketable equity securities, available-for-sale	—	—	(3.5)

Total gross realized losses on sales	(23.3)	(7.0)	(18.6)
Impairments:
Public fixed maturities(1)	(50.9)	(31.9)	—
Private fixed maturities	(6.9)	(7.5)	(0.7)

Total credit-related	(57.8)	(39.4)	(0.7)
Other(2)	(28.7)	(47.0)	(15.5)

Total impairments	(86.5)	(86.4)	(16.2)
Net gains (losses) on trading securities(3)	36.4	(64.5)	—
Other net investment gains (losses)(4):
Other gross gains	32.1	14.0	11.6
Other gross losses	(13.5)	(24.4)	(11.5)

Net realized investment gains (losses) before taxes	$(29.3)	$(158.0)	$16.8

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	As a result of new accounting guidance, beginning January 1, 2009, “Other” includes only those impairments for which the Company had the intent to sell the security prior to recovery. Prior to January 1, 2009, under accounting guidance in effect at that time, “Other” also included impairments for which we did not have the intent and ability to hold the security to recovery.

(3)	As of January 1, 2008, changes in fair value related to certain marketable equity securities are recognized in net realized investment gains (losses) due to the election of the fair value option.

(4)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.

We monitor our investments for indicators of possible credit-related impairments, with a focus on securities that represent a significant risk of impairment, primarily securities for which the fair value has declined below amortized cost by 20% or more for a period of six months or more or for which we have concerns about the creditworthiness of the issuer based on qualitative information. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying audited consolidated financial statements.

Impairments for the year ended December 31, 2009 were $86.5, of which 66.8% were related to credit concerns of the issuer and 33.2% were due to our intent to sell the security. Furthermore, 77.7% of our total impairments were related to below investment grade fixed maturities, which was a decrease from 2008 when below investment grade securities represented 85.3%. We implemented new accounting guidance for impairments on January 1, 2009 (see “— Critical Accounting Policies and Estimates”). Credit-related impairments increased by $18.4 for the year ended December 31, 2009, compared to the same period last year, primarily as a result of increased credit concerns, especially related to issuers of securities in our high-yield portfolio. The amount recognized as credit-related impairments is determined by management as the difference between a security’s estimated recovery value and the amortized cost of the security.

The following table summarizes our largest aggregate losses from impairments and our remaining holdings, if any, by each issuer’s industry for the year ended December 31, 2009, segregated between structured and non-structured securities, which represented 38.6% and 15.5%, respectively, of the total impairments during this period. Impairments on structured securities are presented separately and on an individual security basis as the underlying collateral is not directly related to the issuer.

	Year Ended
	December 31,	As of December 31, 2009
	2009	Cost or Amortized	Fair
Industry	Impairment	Cost(1)	Value

Non-structured securities:
Other diversified financial services (public)	$(14.4)	$23.1	$23.4
Publishing (public)	(6.7)	1.2	2.5
Broadcast and cable T.V. (public)	(4.3)	—	—
Specialty chemicals (public)	(4.1)	—	—
Paper packaging (private)	(3.9)	4.0	4.5

Total for non-structured securities	$(33.4)	$28.3	$30.4

Structured securities:
Asset management and customer banks (public)	$(4.6)	$26.5	$28.5
Other diversified financial services (public)	(4.1)	18.4	14.8
Consumer finance (public)	(1.7)	14.6	11.4
Consumer finance (public)	(1.5)	14.6	6.5
Other diversified financial services (public)	(1.5)	11.6	8.4

Total for structured securities	$(13.4)	$85.7	$69.6

(1)	As of December 31, 2009, the cost or amortized cost represents our estimated recovery value, based on our discounted cash flow analysis.

Impairments for the year ended December 31, 2008 were $86.4, of which 45.6% were related to credit concerns about the issuer. Impairments increased by $70.2 from 2007 to 2008, primarily due to credit issues, including bankruptcies and corporate security defaults, and our belief that certain investment declines were other-than-temporary. The following table summarizes our five largest aggregate losses on impairments and our remaining holdings, if any, by each issuer’s industry for the year ended December 31, 2008, which represented 47.0% of the total impairments during this period. We had no significant losses on dispositions during this period and no individually significant impairments on structured securities for the year ended December 31, 2008.

	Year Ended	As of December 31,
	December 31,	2008
	2008	Cost or Amortized	Fair
Industry	Impairment	Cost	Value

Non-structured securities:
Paper products (public)	$(9.6)	$1.1	$1.1
FNMA (public)	(8.0)	0.4	0.1
Other diversified financial services (public)	(7.8)	6.7	4.6
Commercial printing (public)	(7.8)	0.2	0.2
Specialized finance (public)	(7.4)	7.0	5.1

Total for non-structured securities	$(40.6)	$15.4	$11.1

Fixed Maturity Securities

Fixed maturities consist principally of publicly traded and privately placed debt securities, and represented 92.1% and 91.6% of invested assets as of December 31, 2009 and 2008, respectively.

The fair value of publicly traded and privately placed fixed maturities represented 95.2% and 4.8%, respectively, of total fixed maturities as of December 31, 2009. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB− or higher by Standard & Poor’s. NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturities portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis. As of December 31, 2009 and 2008, 14 securities with an amortized cost of $99.1 and a fair value of $101.9, and 39 securities with an amortized cost of $304.1 and a fair value of $259.4, respectively, were categorized based on expected NAIC designations, pending receipt of SVO ratings.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of December 31, 2009			As of December 31, 2008
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
NAIC	S&P Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value

1	AAA, AA, A	$10,917.3	$11,031.3	59.3%	$9,028.3	$8,566.3	57.5%
2	BBB	6,471.3	6,530.9	35.1	6,385.1	5,553.8	37.3

	Total investment grade	17,388.6	17,562.2	94.4	15,413.4	14,120.1	94.8
3	BB	717.9	641.3	3.5	639.3	475.6	3.2
4	B	251.0	219.2	1.2	313.1	216.1	1.5
5	CCC & lower	128.0	113.5	0.6	158.6	73.1	0.5
6	In or near default	68.2	58.1	0.3	4.0	2.7	0.0

	Total below investment grade	1,165.1	1,032.1	5.6	1,115.0	767.5	5.2

Total		$18,553.7	$18,594.3	100.0%	$16,528.4	$14,887.6	100.0%

As of December 31, 2009, securities with an amortized cost and fair value of $898.2 and $925.8, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.

Below investment grade securities comprised 5.6% and 5.2% of our fixed maturities portfolio as of December 31, 2009 and 2008, respectively. Nearly all of these securities were corporate securities and most were purchased while classified as below investment grade, as high yield investments.

As of December 31, 2009 and 2008, the gross unrealized losses on below investment grade securities were $161.8 and $352.0, respectively. For 2009, this included $38.8 of non-credit related OTTI recorded in other comprehensive income (OCI). For the year ended December 31, 2009, we recorded $67.2 of OTTI in net realized investment losses related to below investment grade fixed maturities based on their rating as of December 31, 2009, of which $61.7 was related to corporate securities. For the year ended December 31, 2008, we recorded $73.7 of OTTI in net realized investment losses related to below investment grade securities based on their rating as of December 31, 2008, of which $65.7 was related to corporate securities.

For securities where we recorded a credit-related OTTI, the amortized cost as of December 31, 2009 in the table above represents management’s estimated recovery value, based on our best estimate of discounted cash flows for the security. Prior to 2009, securities we recorded as OTTI were written down to their fair value, which became the security’s amortized cost on the date of impairment. See “— Critical Accounting Policies and Estimates,” above, for a detailed discussion of our impairment analysis accounting policy and process. As of December 31, 2009, we did not have the intent to sell these securities or consider it more likely than not that we would be required to sell the securities prior to recovery of their amortized cost. Furthermore, based upon our cash flow modeling and the expected continuation of contractually required principal and interest payments, we considered these securities to be temporarily impaired as of December 31, 2009.

We had securities with an NAIC 5 designation with a fair value of $113.5 as of December 31, 2009. These securities had gross unrealized losses of $19.9, of which $13.3 were related to two issuers. The issuers of these securities are current on their contractual payments and our analyses, including cash flow analyses where appropriate, support the recoverability of amortized cost.

We had securities with an NAIC 6 designation with a total fair value of $58.1 as of December 31, 2009, which included net unrealized losses of $10.1, comprised of gross unrealized losses of $15.6 and gross unrealized gains of $5.5. Of these gross unrealized losses, $13.0, or 83.3%, was from a single issuer. This issuer is current on its contractual payments and our analysis of the underlying credit and management’s best estimates of discounted future cash flows support the recoverability of the amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers. As of December 31, 2009, fixed maturities with monoline guarantees had an amortized cost of $599.7 and a fair value of $559.8, with gross unrealized losses of $45.2. As of December 31, 2008, fixed maturities with monoline guarantees had an amortized cost of $602.4 and a fair value of $511.4, with gross unrealized losses of $98.8. The majority of these securities were municipal bonds.

The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of December 31, 2009, $527.2, or 94.2%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings. Excluding the effect of the monoline insurance, $525.2, or 93.8%, of the fair value of fixed maturities had investment grade credit ratings.

The credit ratings of the monoline bond insurers have declined over the last two years. Any further decline may lead to declines in the ratings of certain of our fixed maturities.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of December 31, 2009
						Other-than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI(1)

Security Sector
Corporate Securities:
Consumer discretionary	$1,093.3	$41.9	$(29.6)	$1,105.6	5.9%	$(7.9)
Consumer staples	1,736.6	84.7	(17.6)	1,803.7	9.7	(1.4)
Energy	651.4	28.3	(8.8)	670.9	3.6	—
Financials	2,122.9	39.8	(193.2)	1,969.5	10.6	(5.8)
Health care	861.1	59.1	(4.1)	916.1	4.9	(1.9)
Industrials	2,091.7	92.6	(28.1)	2,156.2	11.6	(1.4)
Information technology	357.2	27.9	(0.3)	384.8	2.1	—
Materials	1,111.7	39.1	(49.0)	1,101.8	5.9	(12.7)
Telecommunication services	583.4	21.3	(16.7)	588.0	3.2	(1.2)
Utilities	1,837.5	52.4	(46.3)	1,843.6	9.9	(0.5)
Other	8.0	0.4	—	8.4	0.1	—

Total corporate securities	12,454.8	487.5	(393.7)	12,548.6	67.5	(32.8)
U.S. government and agencies	41.6	2.4	(0.1)	43.9	0.2	(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	2.6	(1.3)
Foreign governments	26.7	0.8	(0.1)	27.4	0.1	—
Residential mortgage-backed securities:
Agency	2,936.8	102.6	(6.7)	3,032.7	16.3	—
Non-agency:
Prime	449.8	0.6	(72.4)	378.0	2.0	(31.7)
Alt-A	145.3	2.1	(21.9)	125.5	0.7	(8.2)
Subprime	0.2	—	—	0.2	—	—

Total residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	19.0	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	9.7	(4.0)
Other debt obligations	174.5	8.6	(17.5)	165.6	0.9	(3.8)

Total	$18,553.7	$651.0	$(610.4)	$18,594.3	100.0%	$(81.9)

(1)	Effective January 1, 2009, we prospectively adopted new OTTI accounting guidance, which changed the recognition and measurement of OTTI for debt securities. See “— Critical Accounting Policies and Estimates,” above.

During the year ended December 31, 2009 we increased our investments in corporate securities with cash generated from sales, primarily fixed deferred annuities. We have purchased new issues of investment grade corporate securities with a focus on increasing yield while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2009 and 2008 the fair value of our ten largest holdings of corporate securities was $1,138.3 and $901.5, or approximately 9.1% and 9.7%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $141.9, or 1.1%, and $149.4, or 1.6%, of our investments in corporate securities, as of December 31, 2009 and 2008, respectively.

The following table sets forth the fair value of our fixed maturities by sector as of December 31, 2008:

	As of December 31, 2008
	Cost or	Gross	Gross		% of
	Amortized	Unrealized	Unrealized	Fair	Total Fair
	Cost	Gains	Losses	Value	Value

Security Sector
Corporate Securities:
Consumer discretionary	$891.5	$2.0	$(153.6)	$739.9	5.0%
Consumer staples	1,533.2	16.6	(111.7)	1,438.1	9.7
Energy	414.5	9.9	(43.1)	381.3	2.6
Financials	2,040.7	7.1	(403.8)	1,644.0	11.0
Health care	548.8	17.1	(22.0)	543.9	3.6
Industrials	1,523.7	16.6	(136.9)	1,403.4	9.4
Information technology	300.6	1.3	(31.8)	270.1	1.8
Materials	834.6	3.7	(152.7)	685.6	4.6
Telecommunication services	619.7	5.2	(103.5)	521.4	3.5
Utilities	1,829.9	23.7	(203.0)	1,650.6	11.1
Other	26.9	1.9	(0.6)	28.2	0.2

Total corporate securities	10,564.1	105.1	(1,362.7)	9,306.5	62.5
U.S. government and agencies	155.5	5.2	(3.9)	156.8	1.1
State and political subdivisions	488.8	0.9	(64.8)	424.9	2.8
Foreign governments	31.4	3.2	—	34.6	0.2
Residential mortgage-backed securities:
Agency	2,412.5	84.4	(0.2)	2,496.7	16.8
Non-agency:
Prime	570.9	0.2	(97.8)	473.3	3.2
Alt-A	191.8	—	(36.3)	155.5	1.0
Subprime	0.9	—	(0.1)	0.8	0.0

Total residential mortgage-backed securities	3,176.1	84.6	(134.4)	3,126.3	21.0
Commercial mortgage-backed securities	1,912.7	17.5	(255.2)	1,675.0	11.3
Other debt obligations	199.8	—	(36.3)	163.5	1.1

Total	$16,528.4	$216.5	$(1,857.3)	$14,887.6	100.0%

Fixed Maturity Securities by Contractual Maturity Date

As of December 31, 2009, approximately 29% of our fixed maturity portfolio was held in mortgaged-backed securities and 27% of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of December 31, 2009 and 2008, approximately 82% and 66%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which are more sensitive to interest rate fluctuations and credit spreads. For more information, see Note 4 to the accompanying audited consolidated financial statements.

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Prime RMBS are loans to the most credit-worthy customers with high quality credit profiles.

The following table sets forth the fair value of the Company’s investment in agency, prime, Alt-A and subprime RMBS and the percentage of total invested assets they represent:

	As of December 31, 2009		As of December 31, 2008
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets

Agency	$3,032.7	15.0%	$2,496.7	15.4%
Non-agency:
Prime	378.0	1.9	473.3	2.9
Alt-A	125.5	0.6	155.5	1.0
Subprime	0.2	—	0.8	—

Subtotal non-agency	503.7	2.5	629.6	3.9

Total	$3,536.4	17.5%	$3,126.3	19.3%

The majority of our RMBS investments are AAA rated. As of December 31, 2009, agency, which were all rated AAA, represented 86% of our RMBS holdings. Of our non-agency RMBS, 75% were classified as prime at both December 31, 2009 and 2008. We classified 25% of non-agency securities as Alt-A as of December 31, 2009 because we viewed each security to have overall collateral credit quality between prime and subprime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios.

The following table sets forth the amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were eight securities totaling $78.2 that were rated below investment grade by Moody’s, S&P or Fitch, while the others rated them investment grade.

	As of December 31, 2009
	Highest Rating Agency Rating
						Total	Total as of
					BB and	Amortized	December 31,
Vintage	AAA	AA	A	BBB	Below	Cost	2008

2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	16.2	—	—	—	74.8	91.0	137.0
2006	0.4	4.8	19.4	30.2	122.2	177.0	269.3
2005	12.0	9.5	24.6	67.5	—	113.6	126.4
2004 & prior	198.0	15.0	—	—	0.7	213.7	230.9

Total	$226.6	$29.3	$44.0	$97.7	$197.7	$595.3	$763.6

% of cost	38.1%	4.9%	7.4%	16.4%	33.2%	100.0%

The following table sets forth the fair value of our non-agency RMBS by credit quality and year of origination (vintage):

	As of December 31, 2009
	Highest Rating Agency Rating						Total as of
					BB and	Total Fair	December 31,
Vintage	AAA	AA	A	BBB	Below	Value	2008

2009	$—	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—	—
2007	14.1	—	—	—	69.2	83.3	116.7
2006	0.4	4.6	18.7	26.6	92.8	143.1	220.3
2005	7.2	9.2	19.0	50.6	—	86.0	98.5
2004 & prior	179.1	11.5	—	—	0.7	191.3	194.1

Total	$200.8	$25.3	$37.7	$77.2	$162.7	$503.7	$629.6

% of fair value	39.9%	5.0%	7.5%	15.3%	32.3%	100.0%

On a fair value basis at December 31, 2009, our Alt-A portfolio was 88.2% fixed rate collateral and 11.8% hybrid adjustable rate mortgages, or ARM, with no exposure to option ARM mortgages. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. Of the total Alt-A portfolio, $73.9, or 58.9%, had an S&P equivalent credit rating of AAA as of December 31, 2009.

As of December 31, 2009, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 14.4%, 8.4% and 9.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. As of December 31, 2009 and 2008, 59.6% and 64.2%, respectively, had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of December 31, 2009		As of December 31, 2008
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets

Agency	$425.6	2.1%	$434.9	2.7%
Non-agency	1,363.8	6.8	1,240.1	7.6

Total	$1,789.4	8.9%	$1,675.0	10.3%

There have been disruptions in the CMBS market due to weakness in commercial real estate market fundamentals and reduced underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (2006 and later). This has increased market belief that default rates will increase, market liquidity and availability of capital will decrease, and there will be an increase in spreads and the repricing of risk. However, as discussed below, the quality of our CMBS portfolio, which is predominately in the most senior tranche of the structure type and has a weighted-average estimated credit enhancement of 27.9% on the entire portfolio, is significant in a deep commercial real estate downturn during which expected losses increase substantially. As of December 31, 2009, on an amortized cost basis, 98.1% of our CMBS were rated AAA, 0.5% were rated AA or A, and 1.4% were rated B and below.

The following table sets forth the amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were twelve securities having a fair value of $263.3 and an amortized cost of $293.9 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of December 31, 2009
	Highest Rating Agency Rating
						Total	As of
					BB and	Amortized	December 31,
Vintage	AAA	AA	A	BBB	Below	Cost	2008

2009	$—	$—	$—	$—	$—	$—	$—
2008	66.0	—	—	—	—	66.0	67.8
2007	469.7	—	—	—	1.3	471.0	504.4
2006	135.7	—	—	—	12.3	148.0	128.3
2005	311.4	—	—	—	—	311.4	343.7
2004 & prior	372.0	1.0	7.2	—	11.7	391.9	445.9

Total	$1,354.8	$1.0	$7.2	$—	$25.3	$1,388.3	$1,490.1

The following table set forth the fair value of our non-agency CMBS by credit quality and year of origination (vintage):

	As of December 31, 2009
	Highest Rating Agency Rating						As of
					BB and	Total Fair	December 31,
Vintage	AAA	AA	A	BBB	Below	Value	2008

2009	$—	$—	$—	$—	$—	$—	$—
2008	59.0	—	—	—	—	59.0	54.7
2007	457.1	—	—	—	1.3	458.4	400.8
2006	136.2	—	—	—	8.6	144.8	102.2
2005	311.9	—	—	—	—	311.9	284.4
2004 & prior	374.4	1.0	5.9	—	8.4	389.7	398.0

Total	$1,338.6	$1.0	$5.9	$—	$18.3	$1,363.8	$1,240.1

U.S. CMBS securities have historically utilized a senior/subordinate credit structure to allocate cash flows and losses, which includes super-senior, mezzanine and junior AAA tranches. The credit enhancement on the most senior tranche (super-senior) is 30%. The mezzanine AAAs typically have 20% credit enhancement and the junior AAAs generally have 14% credit enhancement. Credit enhancement refers to the weighted-average percentage of outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. Credit enhancement does not include any equity interest or principal in excess of outstanding debt. The super senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. We believe this additional credit enhancement is significant in a deep real estate downturn during which losses are expected to increase substantially.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of December 31, 2009
							Total AAA
				Other Structures (2005 and Prior)			Securities at
	Super Senior (Post 2004)				Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost

2009	$—	$—	$—	$—	$—	$—	$—
2008	66.0	—	—	—	—	—	66.0
2007	469.7	—	—	—	—	—	469.7
2006	135.7	—	—	—	—	—	135.7
2005	147.4	31.1	—	132.8	—	—	311.3
2004 & prior	—	—	—	310.6	42.1	19.4	372.1

Total	$818.8	$31.1	$—	$443.4	$42.1	$19.4	$1,354.8

	As of December 31, 2008
							Total AAA
				Other Structures (2005 and Prior)			Securities at
	Super Senior (Post 2004)				Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost

2009	$—	$—	$—	$—	$—	$—	$—
2008	67.8	—	—	—	—	—	67.8
2007	503.0	—	—	—	—	—	503.0
2006	116.1	—	—	—	—	—	116.1
2005	163.6	32.6	—	135.2	—	12.3	343.7
2004 & prior	—	—	—	349.1	58.6	25.8	433.5

Total	$850.5	$32.6	$—	$484.3	$58.6	$38.1	$1,464.1

As the tables above indicate, our CMBS holdings are predominately in the most senior tranche of the structure type. As of December 31, 2009, on an amortized cost basis, 93.2% of our AAA-rated CMBS were in the most senior tranche and our CMBS holdings had a weighted-average estimated credit enhancement of 27.9%. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of December 31, 2009 was 29.7%.

Asset-Backed Securities

The following table provides the amortized cost and fair value of our asset-backed securities, by underlying collateral type, as of December 31, 2009 and December 31, 2008. Our other asset-backed securities are presented as part of “other debt obligations.”

	As of December 31, 2009		As of December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Other asset-backed securities:
Auto	$24.1	$24.6	$13.4	$12.2
Credit cards	73.0	78.5	105.0	97.6
Franchise	—	—	17.6	13.0
Manufactured homes	19.2	15.6	20.8	13.6
Utility	10.9	11.7	16.4	15.8
Other	5.8	5.0	6.5	5.0

Total other asset-backed securities	$133.0	$135.4	$179.7	$157.2

Return on Equity-Like Investments

Prospector manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. The following table compares our total return to the benchmark S&P 500 Total Return Index for the years ended December 31, 2009, 2008 and 2007. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment.

	Years Ended December 31,
	2009	2008	2007

Public equity	34.0%	(30.6)%	10.2%
S&P 500 Total Return Index	26.5	(37.0)	5.5

Difference	7.5%	6.4%	4.7%

Mortgage Loans

Our mortgage loan department originates new commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value ratios and debt service coverage based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A substantial majority of our loans have personal guarantees and are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses and include a PGAAP adjustment; however, the tables below are reported excluding these items.

As of December 31, 2009 and 2008, 77.7% and 82.5%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $1.9 and $1.7, respectively.

Composition of Mortgage Loans

The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations. While we have begun to observe some weakness in commercial real estate fundamentals, as of December 31, 2009, we had only one non-performing loan in our commercial mortgage loan portfolio. We have experienced no other delinquencies or non-performing loans in the years since the Acquisition.

The following table sets forth the carrying value of our investments in commercial mortgage loans by geographic region:

	As of December 31, 2009		As of December 31, 2008
	Carrying Value	% of Total	Carrying Value	% of Total

Region:
California	$346.0	28.6%	$265.3	26.8%
Washington	222.9	18.5	211.2	21.3
Texas	125.6	10.4	101.2	10.2
Oregon	88.0	7.3	65.8	6.7
Colorado	44.5	3.7	46.8	4.7
Arizona	37.1	3.1	31.9	3.2
Minnesota	32.3	2.7	31.8	3.2
Other	310.5	25.7	235.5	23.9

Total	$1,206.9	100.0%	$989.5	100.0%

The following table sets forth the carrying value of our investments in commercial mortgage loans by property type:

	As of December 31, 2009		As of December 31, 2008
	Carrying Value	% of Total	Carrying Value	% of Total

Property Type:
Shopping Centers and Retail	$472.9	39.2%	$390.7	39.5%
Industrial	345.7	28.6	309.2	31.3
Office Buildings	339.2	28.1	248.3	25.1
Multi-Family	34.9	2.9	26.1	2.6
Other	14.2	1.2	15.2	1.5

Total	$1,206.9	100.0%	$989.5	100.0%

The following table sets forth the loan-to-value ratios for our mortgage loan portfolio:

	As of		As of
	December 31,	% of	December 31,	% of
Loan-to-Value Ratio	2009	Portfolio	2008	Portfolio

< or = 50%	$484.2	40.1%	$472.7	47.8%
51% - 60%	348.5	28.9	213.2	21.5
61% - 70%	195.8	16.2	197.0	19.9
71% - 75%	68.2	5.6	41.4	4.2
76% - 80%	17.7	1.5	24.9	2.5
81% - 100%	85.1	7.1	39.2	4.0
> 100%	7.4	0.6	1.1	0.1

	$1,206.9	100.0%	$989.5	100.0%

We use the loan-to-value ratio as our primary metric to assess the quality of our mortgage loans. The loan-to-value ratio, which is expressed as a percentage, compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, loan-to-value ratios are calculated using independent appraisals performed by Member of the Appraisal Institute, or MAI, designated appraisers. Subsequent to the year of funding, loan-to-value ratios are updated annually using internal valuations based on property income and market capitalization rates. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio generally indicates a higher quality loan. As of December 31, 2009 and 2008, our mortgage loan portfolio had weighted-average loan-to-value ratios of 53.5% and 51.2%, respectively.

For loans originated in the year ended December 31, 2009, 44.8% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 70%. For loans originated during the year ended December 31, 2008, 35.3% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 75%.

Maturity Date of Mortgage Loans

The following table sets forth our mortgage loans by contractual maturity date:

	As of December 31, 2009		As of December 31, 2008
Years to Maturity	Carrying Value	% of Total	Carrying Value	% of Total

Due in one year or less	$2.4	0.2%	$5.0	0.5%
Due after one year through five years	100.0	8.3	78.8	8.0
Due after five years through ten years	541.8	44.9	391.9	39.6
Due after ten years	562.7	46.6	513.8	51.9

Total	$1,206.9	100.0%	$989.5	100.0%

Mortgage Loan Quality

Our allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and specific reserves for non-performing loans. We define non-performing loans as loans for which it is probable that amounts due according to the terms of the loan agreement will not be collected. The portfolio reserve for incurred but not specifically identified losses considers our past loan experience and the current credit composition of the portfolio, and takes into consideration market experience. We evaluate the allowance for losses on mortgage loans as of each reporting period and record adjustments when appropriate.

Our total allowance for losses on mortgage loans was $8.2 and $5.0 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, our allowance included a specific reserve of $2.2 related to one non-performing loan.

Investments in Limited Partnerships — Affordable Housing Investments

We invest in tax-advantaged federal affordable housing investments through limited liability partnerships. These affordable housing investments are typically 15-year investments that provide tax credits in years one through ten. As of December 31, 2009, we were invested in seven limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. These investments are accounted for under the equity method and are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and the related tax credits had on net income.

	Years Ended December 31,
	2009	2008	2007

Amortization related to affordable housing investments, net of tax benefit	$(5.9)	$(7.8)	$(4.6)
Affordable housing tax credits	9.6	8.3	4.5

Impact to net income	$3.7	$0.5	$(0.1)

The following table provides the future estimated impact to net income:

Estimated
Impact to Net
Income

2010	$5.0
2011	6.2
2012	6.5
2013 and beyond	9.3

Estimated impact to net income (net of taxes)	$27.0

Liquidity and Capital Resources

Symetra conducts all its operations through its operating subsidiaries, and its liquidity requirements primarily have been and will continue to be met by funds from these subsidiaries. Dividends and permitted tax sharing payments from its subsidiaries are Symetra’s principal sources of cash to pay stockholder dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations. Subsequent to December 31, 2009, we completed an initial public offering of our common stock and received net proceeds of $282.5, which further enhanced our liquidity and capital resources. We intend to pay quarterly cash dividends on our common stock at a rate of approximately $0.05 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors.

Starting in late 2007, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, as well as financial services companies in particular. This disruption increased during the second half of 2008, but showed signs of improvement during the second half of 2009. In managing through these challenging market conditions, we benefit from the strength of our management philosophy, diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	We continue to increase sales and recorded sales growth of 27.3% for the year ended December 31, 2009 compared to 2008. Strong sales have led to strong cash inflows on our deposit contracts (annuities and universal life policies, including BOLI) of $2,580.0 for the year ended December 31, 2009, compared to $1,970.8 for the year ended December 31, 2008.

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations during the financial crisis.

•	The amount of accumulated other comprehensive loss, net of taxes, on our balance sheet decreased to $49.7 as of December 31, 2009 from $1,052.6 as of December 31, 2008. The primary driver was an increase in the fair value of our available-for-sale securities, due to the market showing signs of stabilization during 2009 and credit spreads tightening. We believe we are positioned to hold these investments in an unrealized loss position to maturity because of our mix of insurance products and our disciplined asset/liability matching. We have $7.3 billion of illiquid liabilities consisting of reserves for structured settlements and SPIAs that cannot be surrendered, deferred annuities with five-year payout provisions or market value adjustments (MVA), traditional life insurance, and group life and health policies.

•	As of December 31, 2009, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

Liquidity Requirements and Sources of Liquidity

The liquidity requirements of our insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to the holding company, and payment of income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy and contract surrenders and withdrawals and policy loans. Historically, our insurance subsidiaries have used cash flows from operations, cash flows from invested assets and sales of investment securities to fund their liquidity requirements.

In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities. This represents the sum of funds held under deposit contracts and future policy benefits, net of reinsurance recoverables, on the consolidated balance sheets, excluding other policyholder related liabilities of $177.0 and $185.1 as of December 31, 2009 and 2008, respectively.

	As of December 31, 2009		As of December 31, 2008
	Amount	% of Total	Amount	% of Total

Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,704.2	35.2%	$6,761.7	39.7%
Deferred annuities with 5-year payout provision or MVA(2)	381.0	2.0%	397.5	2.4%
Traditional insurance (net of reinsurance)(3)	184.9	1.0%	186.7	1.1%
Group health & life(3)	66.8	0.3%	71.5	0.4%

Total illiquid liabilities	7,336.9	38.5%	7,417.4	43.6%
Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	3,864.1	20.3%	3,772.4	22.2%
Deferred annuities with surrender charges > 5%	4,788.2	25.2%	2,792.5	16.4%
Universal life with surrender charges > 5%	151.8	0.8%	139.1	0.8%

Total somewhat liquid liabilities	8,804.1	46.3%	6,704.0	39.4%
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3-5%	412.4	2.2%	355.9	2.1%
0-3%	87.6	0.4%	39.9	0.2%
No surrender charges(5)	1,955.7	10.3%	2,056.3	12.1%
Universal life and whole life with surrender charges < 5%	437.9	2.3%	443.9	2.6%

Total fully liquid liabilities	2,893.6	15.2%	2,896.0	17.0%

Total	$19,034.6	100.0%	$17,017.4	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero.

footnote continued on following page

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business may not qualify for this tax-free treatment due to the employment status of the original covered employees.

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

Liquid Assets

Symetra’s insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, mortgage loans and marketable equity securities. Shorter-term liabilities are matched with fixed maturities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality, shorter-term investment securities and other liquid investment-grade fixed maturities and cash equivalents to fund anticipated operating expenses, surrenders and withdrawals.

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of December 31, 2009 and 2008, our insurance subsidiaries had liquid assets of $18.1 billion and $14.7 billion, respectively, of our total liquid assets of $18.1 billion and $14.9 billion, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $259.9 and $477.4 as of December 31, 2009 and 2008, respectively.

We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolio, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Capitalization

Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure as of the dates indicated:

	As of December 31,
	2009	2008	2007

Notes payable	$448.9	$448.8	$448.6
Stockholders’ equity	1,433.3	286.2	1,285.1

Total capital	$1,882.2	$735.0	$1,733.7

Our capitalization increased as of December 31, 2009, as compared to December 31, 2008 due to an increase in stockholders’ equity. This increase was driven by an increase in AOCI and the generation of net income of $128.3. AOCI improved primarily due to a reduction in net unrealized losses on available-for-sale corporate securities.

Our capitalization decreased $998.7 as of December 31, 2008, as compared to December 31, 2007. Accumulated other comprehensive loss increased by $1,040.1, primarily due to decreases in net unrealized losses of $1,021.0. The decrease in net unrealized losses was concentrated in our corporate fixed securities due to credit spreads widening and increased liquidity discounts during the volatile markets in 2008.

As noted previously, subsequent to December 31, 2009 we completed an initial public offering of our common stock and received net proceeds of $282.5. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.

Debt

The following table summarizes our debt instruments:

		Maximum Amount
		Available as of		Amount Outstanding as of
	Maturity	December 31,	December 31,	December 31,	December 31,
Description	Date	2009	2008	2009	2008

Senior notes payable	4/1/2016	$300.0	$300.0	$300.0	$300.0
CENts	10/15/2067	150.0	150.0	150.0	150.0
Revolving credit facility:
Bank of America, N.A.	8/16/2012	200.0	200.0	—	—

Total notes payable and revolving credit facility		$650.0	$650.0	$450.0	$450.0

Notes Payable

Senior Notes Due 2016

On March 30, 2006, we issued $300.0 of 6.125% senior notes due April 1, 2016, which were issued at a discount yielding $298.7. Proceeds from the senior notes were used to pay down the outstanding principal on a variable rate revolving line of credit. Interest on the senior notes is payable semiannually in arrears, beginning on October 2, 2006.

The senior notes do not contain any financial covenants or any provisions restricting us from purchasing or redeeming capital stock, paying dividends or entering into a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. In addition, we are not required to repurchase, redeem or modify the terms of any of the senior notes upon a change of control or other event involving Symetra.

For a description of additional terms of this facility, see Note 12 to the accompanying audited consolidated financial statements.

Capital Efficient Notes Due 2067

On October 10, 2007, we issued $150.0 aggregate principal amount CENts with a scheduled maturity date of October 15, 2037 and, subject to certain limitations, with a final maturity date of October 15, 2067. We issued the CENts at a discount yielding $149.8. For the initial ten-year period following the original issuance date, to but not including October 15, 2017, the CENts carry a fixed interest rate of 8.300% payable semi-annually. From October 15, 2017 until the final maturity date of October 15, 2067, interest on the CENts will accrue at a variable annual rate equal to the three-month LIBOR plus 4.177%, payable quarterly. We applied the net proceeds from the issuance to pay a special cash dividend to stockholders on October 19, 2007.

For a description of additional terms of this facility, see Note 12 to the accompanying audited consolidated financial statements.

Revolving Credit Facility

Credit Facility.  On August 16, 2007, we entered into a $200.0 senior unsecured revolving credit agreement with a syndicate of lending institutions led by Bank of America, N.A. On February 12, 2009, Bank of America, N.A. issued a notice of default to Lehman Commercial Paper, Inc., one of the lending institutions in the syndicate with a commitment of $20.0, effectively limiting our ability to borrow under the revolving credit facility to $180.0 at that time. On October 7, 2009, Lehman Commercial Paper, Inc. assigned its interest in our revolving credit facility to Barclays Bank PLC, effectively restoring capacity in the facility to $200.0. This credit facility matures on August 16, 2012, and loans under this facility bear interest at varying rates depending on our credit rating. This facility requires us to maintain specified financial ratios, and includes other customary restrictive and affirmative covenants. This revolving credit facility is available to provide support for working capital, capital expenditures and other general corporate purposes.

For a description of additional terms of this facility, see Note 12 to the accompanying audited consolidated financial statements.

Securities Lending

We participated in a securities lending program as a mechanism for generating additional investment income, which we discontinued in 2009. As of December 31, 2009, we had no securities on loan, and had no securities lending collateral under our control. For additional information, see Note 6 to the accompanying audited consolidated financial statements.

Dividends and Regulatory Requirements

The payment of dividends and other distributions to Symetra by its insurance subsidiaries is controlled by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the twelve months ended December 31, 2009, Symetra did not receive any dividends from its insurance subsidiaries. Symetra received $100.0 and $166.4 in dividends from its insurance subsidiaries in 2008 and 2007, respectively.

Based on our statutory results, as of December 31, 2009, Symetra’s insurance subsidiaries may pay it dividends of up to $141.5 during 2010 without needing to obtain regulatory approval. To support the growing sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our life insurance company, Symetra Life Insurance Company, and this may impact its ability to make dividend payments. As of December 31, 2009, Symetra Life Insurance Company had a risk-based capital ratio of 413%.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Net cash flows from operating activities	$798.4	$733.0	$813.8
Net cash flows from investing activities	(2,142.3)	(976.8)	522.3
Net cash flows from financing activities	1,133.7	457.9	(1,335.4)

Operating Activities

Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for premiums on our group medical stop-loss, group life and term life insurance products, income including dividends and interest on our general account investments, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:

•	Years ended December 31, 2009 and 2008. Net cash provided by operating activities for 2009 was $798.4, a $65.4 increase over 2008. This was primarily driven by an increase in our invested assets resulting in an increase in cash flows (interest receipts) on our investments and a reduction in operating expenses due to disciplined expense management and decreased federal income tax payments. Decreased premiums and increased claims related to our group medical stop-loss product partially offsets these increases.

•	Years ended December 31, 2008 and 2007. Net cash provided by operating activities for the year ended December 31, 2008 was $733.0, an $80.8 decrease over the same period in 2007. This decrease was primarily the result of an increase in cash paid to settle policyholder benefits and claims related to our group medical stop-loss products, and an increase in paid commissions related to our deferred annuity products. In addition, interest payments in 2008 increased compared to 2007 as a result of the CENts sold in October 2007.

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for our purchases of investments. The following discussion highlights key drivers in the level of cash flows generated from our investing activities:

•	Years ended December 31, 2009 and 2008. Net cash used in investing activities for the year ended December 31, 2009 was $2,142.3, a $1,165.5 increase over the same period in 2008. This increase was primarily the result of higher purchases of fixed maturities, as we deployed cash generated on increased sales of fixed deferred annuities.

•	Years ended December 31, 2008 and 2007. Net cash used in investing activities for the year ended December 31, 2008 was $976.8, a $1,499.1 change from the same period in 2007, when net cash provided by investing activities was $522.3. The change was primarily the result of lower sales of fixed maturities due to decreased withdrawals from certain of our products. In addition, we originated $224.5 in new mortgage loans in 2008, an increase of $74.5.

Financing Activities

Cash flows from our financing activities are primarily driven by the amounts and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from our issuances of debt, as well as the amounts and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, repayments of debt and dividend distributions to our stockholders. The following discussion highlights key drivers in the level of cash flows generated from our financing activities:

•	Years ended December 31, 2009 and 2008. Net cash provided by financing activities for the year ended December 31, 2009 was $1,133.7, a $675.8 increase over the same period in 2008. This was primarily due to a $609.2 increase in deposits primarily related to the sales of fixed deferred annuities referred to in investing activities above.

•	Years ended December 31, 2008 and 2007. Net cash provided by financing activities for the year ended December 31, 2008 was $457.9, a $1,793.3 increase over the same period in 2007. This was primarily due to a $1,150.8 increase in deposits and a $562.3 decrease in withdrawals in 2008 over 2007. Sales of fixed deferred annuities increased in 2008 as our distribution channel strategy matured. Also, withdrawals decreased as products containing a surrender charge free period passed the surrender charge free window. In addition, in 2007, we received $149.8 in proceeds from our CENts offering and paid $200.0 in stockholder dividends.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations as of December 31, 2009 are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the table below. In addition, our operations involve significant expenditures that are not based upon commitments, including expenditures for income taxes and payroll.

	Payments Due by Year
					2015 and
Contractual Obligations	Total	2010	2011-2012	2013-2014	thereafter

Insurance obligations(1)	$38,013.5	$2,086.7	$4,139.3	$3,480.2	$28,307.3
Notes payable	450.0	—	—	—	450.0
Interest on notes payable	219.0	30.8	61.7	61.7	64.8
Purchase obligations:
Investments in limited partnerships(2)	72.2	68.1	4.1	—	—
Servicing fees(3)	51.0	11.3	22.7	17.0	—
Other(4)	11.6	6.5	5.1	—	—
Operating lease obligations(5)	39.5	7.4	14.2	13.9	4.0

Total	$38,856.8	$2,210.8	$4,247.1	$3,572.8	$28,826.1

(1)	Includes estimated claim and benefit, policy surrender, reinsurance premiums and commission obligations on in force insurance policies and deposit contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. In contrast to this table, our obligations recorded in our consolidated balance sheets do not incorporate future credited interest for deposit contracts or tabular interest for insurance policies. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future annuity and contract benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included the variable separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

(2)	We have investments in thirteen limited partnership interests related to tax-advantaged affordable housing projects and various state tax credit funds, and five private equity partnerships. We will provide capital contributions to the five private equity partnerships through 2013 with a remaining committed amount of $33.3 at the discretion of the general partner, subject to certain contribution limits. Since the timing of payment is uncertain, the unfunded amount has been included in the payment due in less than one year. For more information, see Note 15 to the accompanying audited consolidated financial statements. Amounts recorded on the balance sheet are included in “other liabilities.”

(3)	Includes contractual commitments for a service agreement to outsource the majority of our information technology infrastructure. For more information, see Note 15 to the accompanying audited consolidated financial statements.

(4)	In connection with the acquisition of MRM in May 2007, we committed to pay $14.0 to the selling stockholder over a period of five years, including $10.2 that is contingent upon the achievement of certain annual profitability targets. Also includes unfunded mortgage loan commitments of $4.5, as of December 31, 2009.

(5)	Includes minimum rental commitments on leases for office space, commercial real estate and certain equipment. For more information, see Note 15 to the accompanying audited consolidated financial statements.

Off-balance Sheet Transactions

We do not have off-balance sheet transactions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to potential fluctuations in earnings, cash flows and the fair value of certain assets and liabilities due to changes in market interest rates and equity prices.

We enter into market-sensitive instruments primarily for purposes other than trading; namely, to support our insurance liabilities.

Interest Rate Risk

Our exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates.

An increase in market interest rates from current levels would generally be a favorable development for us. If market interest rates increase, we would expect to earn additional investment income, to have increased annuity and universal life insurance sales, and to limit the potential risk of margin erosion due to minimum guaranteed crediting rates. However, an increase in interest rates would also increase the unrealized net loss position of the investment portfolio. In addition, if interest rates rise quickly enough within a short time period, certain lines of business that are interest sensitive are exposed to lapses as policyholders seek higher yielding investments.

Our investment portfolios primarily consist of investment grade fixed maturity securities, including public and privately-placed corporate bonds, residential mortgage-backed securities and commercial mortgage-backed securities. The carrying value of our investment portfolio as of December 31, 2009 and 2008 was $20.2 billion and $16.3 billion, respectively, of which 92.1% in 2009 and 91.6% in 2008 was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. The fair value of our fixed maturities fluctuates depending on the interest rate environment. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase and we would generally be unable to reinvest the proceeds of such prepayments at comparable yields. The weighted-average duration of our fixed maturity portfolio was approximately 5.4 and 5.6 years as of December 31, 2009 and 2008, respectively.

We manage our exposure to interest rate risk through asset allocation limits, limiting the purchase of negatively convex assets and asset/liability duration matching. Each line of business has investment guidelines based on its specific liability characteristics.

Equity Risk

We are exposed to equity price risk on our common stock and other equity holdings. In addition, asset fees calculated as a percentage of the separate account assets are a source of revenue to us. Gains and losses in the equity markets result in corresponding increases and decreases in our separate account assets and asset fee revenue.

In addition, a decrease in the value of separate account assets may cause an increase in guaranteed minimum death benefit, or GMDB, claims. However, most of our GMDB on individual variable annuities are reinsured. In recent years, the supply of reinsurance has dwindled and costs have risen. Therefore, we have not obtained GMDB reinsurance on new sales.

We manage equity price risk on investment holdings through industry and issuer diversification and asset allocation techniques.

Derivative Financial Instruments

We make minimal use of derivative financial instruments as part of our risk management strategy. We use indexed call options to manage our exposure to changes in the S&P 500 Index. Our exposure is related to our closed FIA block of business, which credits policyholders’ account values based on gains in the S&P 500 Index.

In addition, in 2007 and 2006, we entered into interest rate swaps, which qualified as cash flow hedges of the forecasted issuance of the CENts and the senior notes to hedge our exposure to interest rate fluctuations prior to the note issuances.

As a matter of policy, we have not, and do not intend to, engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Sensitivity Analysis

Sensitivity analysis measures the impact of hypothetical changes in interest rates and other market rates or prices on the profitability of market-sensitive financial instruments.

The following discussion about the potential effects of changes in interest rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and equity market prices.

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Our investment manager uses Derivative Solutions, a fixed-income analytics tool, to model and calculate the duration and convexity of our asset portfolio. Under this model, with all other factors constant and assuming no offsetting change in the fair value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturities portfolio to decline by approximately $1.00 billion and $0.81 billion, based on our securities positions as of December 31, 2009 and 2008, respectively.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the equity markets resulting from a hypothetical broad-based decline in equity market prices of 10%. Using this assumption, with all other factors constant, we estimate that such a decline in equity market prices would cause the fair value of our investment portfolio to decline by approximately $23.2 and $21.4 as of December 31, 2009 and 2008, respectively. In addition, fluctuations in equity market prices affect our revenues and returns related to our variable annuity and life products, which depend upon fees that are related primarily to the fair value of the underlying assets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symetra Financial Corporation

We have audited the accompanying consolidated balance sheets of Symetra Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetra Financial Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2008 the Company changed its method of accounting for certain marketable equity securities and limited partnership funds. As discussed in Note 2 to the financial statements, in 2009 the Company changed its method of accounting for other-than-temporary impairments of fixed maturity securities.

/s/  Ernst & Young LLP

Seattle, Washington
March 8, 2010

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In millions, except share and per share data)

ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (cost: $18,553.7 and $16,528.4, respectively)	$18,594.3	$14,887.6
Marketable equity securities, at fair value (cost: $52.6 and $52.5, respectively)	36.7	38.1
Trading securities:
Marketable equity securities, at fair value (cost: $165.9 and $152.1, respectively)	154.1	106.3
Mortgage loans, net	1,201.7	988.7
Policy loans	73.9	75.2
Investments in limited partnerships (includes $24.7 and $56.3 measured at fair value, respectively)	110.2	138.3
Other invested assets	12.2	18.3

Total investments	20,183.1	16,252.5
Cash and cash equivalents	257.8	468.0
Accrued investment income	237.2	206.3
Accounts receivable and other receivables	70.1	61.7
Reinsurance recoverables	276.6	264.2
Deferred policy acquisition costs	250.4	247.5
Goodwill	26.3	24.3
Current income tax recoverable	20.2	21.1
Deferred income tax assets, net	191.2	785.8
Property, equipment, and leasehold improvements, net	14.9	18.9
Other assets	69.6	57.4
Securities lending collateral	—	105.7
Separate account assets	840.1	716.2

Total assets	$22,437.5	$19,229.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$18,816.7	$16,810.4
Future policy benefits	394.9	392.1
Policy and contract claims	125.6	133.1
Unearned premiums	12.1	11.9
Other policyholders’ funds	113.8	117.3
Notes payable	448.9	448.8
Other liabilities	252.1	207.9
Securities lending payable	—	105.7
Separate account liabilities	840.1	716.2

Total liabilities	21,004.2	18,943.4
Commitments and contingencies (Note 15)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 92,729,455 and 92,646,295 shares issued and outstanding as of December 31, 2009 and 2008, respectively	0.9	0.9
Additional paid-in capital	1,165.7	1,165.5
Retained earnings	316.4	172.4
Accumulated other comprehensive loss, net of taxes	(49.7)	(1,052.6)

Total stockholders’ equity	1,433.3	286.2

Total liabilities and stockholders’ equity	$22,437.5	$19,229.6

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions, except per share data)

Revenues:
Premiums and other considerations	$573.6	$584.8	$530.5
Net investment income	1,113.6	956.5	973.6
Other revenues	56.4	67.8	68.7
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(191.2)	(86.4)	(16.2)
Less: portion of losses recognized in other comprehensive income	104.7	—	—

Net impairment losses recognized in earnings	(86.5)	(86.4)	(16.2)
Other net realized investment gains (losses)	57.2	(71.6)	33.0

Total net realized investment gains (losses)	(29.3)	(158.0)	16.8

Total revenues	1,714.3	1,451.1	1,589.6
Benefits and expenses:
Policyholder benefits and claims	350.5	348.5	267.1
Interest credited	846.8	766.1	752.3
Other underwriting and operating expenses	252.7	265.8	281.9
Interest expense	31.8	31.9	21.5
Amortization of deferred policy acquisition costs	51.4	25.8	18.0

Total benefits and expenses	1,533.2	1,438.1	1,340.8
Income from operations before income taxes	181.1	13.0	248.8
Provision (benefit) for income taxes:
Current	6.7	23.8	62.8
Deferred	46.1	(32.9)	18.7

Total provision (benefit) for income taxes	52.8	(9.1)	81.5

Net income	$128.3	$22.1	$167.3

Net income per common share:
Basic	$1.15	$0.20	$1.50
Diluted	$1.15	$0.20	$1.50
Weighted-average number of common shares outstanding:
Basic	111.622	111.622	111.622
Diluted	111.626	111.622	111.622
Cash dividends declared per common share	$—	$—	$1.79

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
			(In millions)

Balances at January 1, 2007	$0.9	$1,165.5	$161.4	$(0.5)	$1,327.3
Cumulative effect adjustment — new accounting guidance (net of taxes: $(1.3))	—	—	2.5	(2.5)	—
Comprehensive income, net of taxes:
Net income	—	—	167.3	—	167.3
Other comprehensive loss (net of taxes: $(5.1))	—	—	—	(9.5)	(9.5)

Total comprehensive income, net of taxes					157.8

Dividends declared	—	—	(200.0)	—	(200.0)

Balances at December 31, 2007	$0.9	$1,165.5	$131.2	$(12.5)	$1,285.1

Balances at January 1, 2008	$0.9	$1,165.5	$131.2	$(12.5)	$1,285.1
Cumulative effect adjustment — new accounting guidance (net of taxes: $(10.3))	—	—	19.1	(19.1)	—
Comprehensive loss, net of taxes:
Net income	—	—	22.1	—	22.1
Other comprehensive loss (net of taxes: $(549.8))	—	—	—	(1,021.0)	(1,021.0)

Total comprehensive loss, net of taxes					(998.9)

Balances at December 31, 2008	$0.9	$1,165.5	$172.4	$(1,052.6)	$286.2

Balances at January 1, 2009	$0.9	$1,165.5	$172.4	$(1,052.6)	$286.2
Cumulative effect adjustment — new accounting guidance (net of taxes: $(8.4))	—	—	15.7	(15.7)	—
Comprehensive income, net of taxes:
Net income	—	—	128.3	—	128.3
Other comprehensive income (net of taxes: $548.5)	—	—	—	1,018.6	1,018.6

Total comprehensive income, net of taxes					1,146.9

Stock-based compensation	—	0.2	—	—	0.2

Balances at December 31, 2009	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions)

Cash flows from operating activities
Net income	$128.3	$22.1	$167.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) and losses	29.3	158.0	(16.8)
Accretion and amortization of fixed maturity investments and mortgage loans, net	25.2	36.4	58.3
Accrued interest on bonds	(36.7)	(33.4)	(38.5)
Amortization and depreciation	14.3	14.6	13.6
Deferred income tax provision (benefit)	46.1	(32.9)	18.7
Interest credited on deposit contracts	846.8	766.1	752.3
Mortality and expense charges and administrative fees	(100.2)	(96.7)	(94.1)
Changes in:
Accrued investment income	(30.9)	(11.8)	12.2
Deferred policy acquisition costs, net	(106.2)	(89.6)	(42.3)
Other receivables	(18.3)	(13.7)	17.2
Future policy benefits	2.8	7.2	8.5
Policy and contract claims	(7.5)	22.2	(8.6)
Current income tax recoverable	0.8	(16.6)	(7.1)
Other assets and liabilities	6.6	1.2	(24.1)
Other, net	(2.0)	(0.1)	(2.8)

Total adjustments	670.1	710.9	646.5

Net cash provided by operating activities	798.4	733.0	813.8
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(4,014.7)	(2,286.7)	(2,646.3)
Other invested assets and investments in limited partnerships	(36.2)	(33.5)	(62.6)
Issuances of mortgage loans	(290.8)	(224.5)	(150.0)
Issuances of policy loans	(18.0)	(16.2)	(17.8)
Maturities, calls, paydowns, and other	1,312.8	922.0	974.8
Securities lending collateral returned, net	103.7	174.4	159.9
Acquisitions, net of cash received	(2.0)	(9.2)	(22.0)
Sales of:
Fixed maturities and marketable equity securities	660.1	371.8	2,123.8
Other invested assets and investments in limited partnerships	45.3	29.6	13.2
Repayments of mortgage loans	73.5	80.1	94.8
Repayments of policy loans	18.2	17.0	18.7
Purchases of property, equipment, and leasehold improvements	(1.2)	(2.0)	(2.2)
Other, net	7.0	0.4	38.0

Net cash provided by (used in) investing activities	(2,142.3)	(976.8)	522.3
Cash flows from financing activities
Policyholder account balances:
Deposits	$2,580.0	$1,970.8	$820.0
Withdrawals	(1,353.6)	(1,322.0)	(1,884.3)
Securities lending collateral paid, net	(103.7)	(174.4)	(159.9)
Proceeds from notes payable	—	—	149.8
Dividend distributions	—	—	(200.0)
Other, net	11.0	(16.5)	(61.0)

Net cash provided by (used in) financing activities	1,133.7	457.9	(1,335.4)

Net increase (decrease) in cash and cash equivalents	(210.2)	214.1	0.7
Cash and cash equivalents at beginning of period	468.0	253.9	253.2

Cash and cash equivalents at end of period	$257.8	$468.0	$253.9

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$31.0	$31.3	$18.5
Income taxes	5.6	40.4	69.6
Non-cash transactions during the year:
Investments in limited partnerships and capital obligations incurred	10.7	4.2	20.0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in millions, except per share data, unless otherwise stated)

1.	Organization and Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers group and individual insurance products and retirement products, including annuities marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities and individual life insurance. The accompanying financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are collectively referred to as “Symetra Financial” or “the Company.”

On January 27, 2010, the Company completed the initial public offering (IPO) of its common stock at an offering price of $12.00 per share. The IPO included 25,259,510 newly issued shares of common stock sold by the Company and 9,700,490 existing shares of common stock sold by selling stockholders. Upon completion of the IPO, the Company had 117,988,965 shares of common stock outstanding. The Company received net proceeds from the offering of approximately $282.5. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In February 2010, Symetra Financial Corporation contributed $236.6 of the IPO proceeds to its subsidiaries. If the IPO had been effected on January 1, 2009, the pro forma basic and diluted net income per share would have been $0.94 for the year ended December 31, 2009.

Common and Preferred Stock

The Company has 750,000,000 authorized shares of common stock, $0.01 par value per share, and 10,000,000 authorized shares of preferred stock, $0.01 par value per share. The Company’s Board of Directors has the authority to designate the preferred stock into series and to designate the voting powers, preferences and other rights of the shares of each series without further stockholder approval. The Company also has warrants outstanding as of December 31, 2009, which are recorded in total stockholders’ equity. The warrants are exercisable at any time until August 2, 2014, to acquire 18,975,744 shares of common stock in the aggregate at an exercise price of $11.49 per share.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the audited consolidated financial statements and accompanying notes.

The most significant estimates include those used to determine the following: valuation of investments; the identification of other-than-temporary impairments (OTTI) of investments; the balance, recoverability and amortization of deferred policy acquisition costs (DAC); the liabilities for funds held under deposit contracts, future policy benefits, and policy and contract claims; and the recoverability of deferred tax assets. The recorded amounts reflect management’s best estimates, though actual results could differ from those estimates. Management believes the amounts provided are appropriate.

The consolidated financial statements include the accounts of Symetra Financial and its subsidiaries that are wholly owned, directly or indirectly. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of Insurance Revenue and Related Benefits

Premiums from group life and health insurance products are recognized as revenue when earned over the life of the policy. The Company reports a liability for the portion of premiums unearned on the consolidated balance sheets. Benefit claims are charged to operations as incurred. These policies are short-duration contracts.

Traditional individual life insurance products, primarily term and whole life insurance products, are long-duration contracts consisting principally of products with fixed and guaranteed premiums and benefits. Premiums from these products are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in the recognition of profits over the life of the policy. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

Deposits related to universal life-type, limited payment-type and investment-type products are credited to policyholder account balances and reflected as liabilities rather than as premium income when received. Revenues from these contracts consist of investment income on the policyholders’ fund balances and amounts assessed during the period against policyholders’ account balances for cost of insurance charges, policy administration charges, and surrender charges. The Company includes these cost of insurance charges in premiums and other considerations. Policy administration charges and surrender charges are included in other revenues in the consolidated statements of income. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances.

Variable product fees are charged to variable annuity and variable life policyholders’ accounts based upon the daily net assets of the policyholders’ account values and are recognized as other revenues when charged. Mortality and expense charges, policy administration charges, and surrender charges are included in other revenues in the consolidated statements of income.

Investments

Available-for-Sale Securities

The Company classifies its investments in fixed maturities and certain marketable equity securities as available-for-sale securities and carries them at fair value. Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stock. Marketable equity securities primarily include nonredeemable preferred stock.

The Company reports net unrealized investment gains (losses) related to its available-for-sale securities in accumulated other comprehensive loss in stockholders’ equity, net of related DAC and deferred income taxes.

The Company reports interest and dividends earned in net investment income. When the collectability of interest income for fixed maturities is considered doubtful, any accrued but uncollectible interest is reversed against investment income in the current period. The Company then places the securities on nonaccrual status, and they are not restored to accrual status until all delinquent interest and principal are paid. For mortgage-backed securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, the Company compares actual prepayments to anticipated prepayments and recalculates the effective yield to reflect actual payments to date plus anticipated future payments. The Company includes any resulting adjustment in net investment income.

Trading Securities

Prior to January 1, 2008, these investments were accounted for as available-for-sale securities. On January 1, 2008, the Company adopted new accounting guidance that allowed the Company to elect fair value accounting for its investments in common stock. As a result, the impact of changes in the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s trading portfolio is recorded in net realized investment gains (losses) in the consolidated statements of income. The Company reports dividends earned on trading securities in net investment income.

Investment Valuation and Sales

The Company uses quoted market prices or public market information to determine the fair value of its investments when such information is available. When such information is not available, as in the case of securities that are not publicly traded, the Company uses other valuation techniques. These techniques include evaluating discounted cash flows, identifying comparable securities with quoted market prices, and using internally prepared valuations based on certain modeling and pricing methods. The Company’s investment portfolio as of December 31, 2009 and 2008 included $901.3 and $632.2, respectively, of fixed maturities that were not publicly traded. Values for these securities were determined using these other valuation techniques. See Note 7 for additional disclosures about fair value measurements.

The cost of securities sold is determined by the specific-identification method.

Other-Than-Temporary Impairments

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company’s review of investment securities includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with the terms and covenants of the security. See Note 4 for additional discussion about the Company’s process for identifying and recording OTTI.

Mortgage Loans

The Company carries mortgage loans at outstanding principal balances, less a valuation allowance. Loan origination fees and expenses are deferred and amortized over the life of the loan. Interest income, including amortization of deferred fees and expenses, is recorded in net investment income.

The allowance for losses on mortgage loans provides for the risk of credit losses inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and specific reserves for non-performing loans. We define non-performing loans as a loan for which it is probable that amounts due according to the terms of the loan agreement will not be collected. As of December 31, 2009, one loan was considered non-performing. As of December 31, 2008, no loans were considered non-performing. The portfolio reserve for probable incurred but not specifically identified losses considers our past loan experience and the current credit composition of the portfolio, and takes into account market considerations. See Note 4 for a rollforward of the allowance for mortgage loan losses.

Policy Loans

Policy loans are carried at unpaid principal balances. Policy loans are secured and are not granted for amounts in excess of the accumulated cash surrender value of the policy or contract.

Investments in Limited Partnerships

Investments in limited partnerships as of December 31, 2009, consisted of $85.5 of investments in affordable housing projects and state tax credit funds recorded at amortized cost and $24.7 of investments in private equity and hedge funds recorded at fair value. The impact of changes in the fair value of private equity and hedge funds is recorded in net investment income in the consolidated statements of income. Prior to the adoption of accounting guidance on January 1, 2008, private equity and hedge funds where the Company had a 3% or greater interest were accounted for under the equity method. Income (loss) from those limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnerships was recorded in net investment income. See Note 7 for discussion of fair value and impact from the adoption of the fair value accounting guidance.

The Company has identified certain investments in limited partnerships that meet the definition of a variable interest entity (VIE). Based on the analyses of these interests, the Company does not meet the definition of “primary beneficiary” of any of these partnerships and therefore has not consolidated these entities. The maximum exposure to loss as a result of the Company’s involvement in its VIEs was $147.3 and $181.4 as of December 31, 2009 and 2008, respectively. The maximum exposure to loss includes commitments to provide future capital contributions as described in Note 15.

Other Invested Assets

The Company includes a note receivable in its other invested assets, which is a loan to a third party agency. The agency’s equity at risk is not sufficient to finance its activities, and it is therefore considered a VIE. The loan is secured by the assets of the agency, and the majority of the loan amount is personally guaranteed by the agency’s equity holders. The Company is not the primary beneficiary. The maximum exposure to losses is limited to the carrying value of the note receivable, which was $5.5 and $6.5 as of December 31, 2009 and 2008, respectively. This excludes the value of rights to the assets of the agency and personal guarantees provided by the equity holders.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $244.4 and $441.6 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, $223.8 and $366.9 of total cash equivalents, respectively, were held at a single highly rated financial institution.

Derivative Financial Instruments

The Company’s financial statement recognition of the change in fair value of a derivative depends on the intended use of the derivative and the extent to which it is effective as part of a hedging transaction. Derivative financial instruments consist primarily of S&P 500 index options and are included in other invested assets at fair value on the Company’s consolidated balance sheets. See Note 5 for additional discussion about the Company’s derivative financial instruments.

Reinsurance

The Company utilizes reinsurance agreements to manage its exposure to potential losses. The Company reinsures all or a portion of its risk to reinsurers for certain types of directly written business. In addition, the Company reinsures through pools to cover catastrophic losses. Accordingly, the future policy benefit reserves and policy and contract claims liabilities are reported gross of any related reinsurance recoverables. The Company reports premiums, benefits, and settlement expenses net of reinsurance ceded on the consolidated statements of income. The Company accounts for reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to ceded reinsurance contracts do not meet their contractual obligations.

Deferred Policy Acquisition Costs

The Company defers as assets certain costs, principally commissions, distribution costs and other underwriting costs, that vary with and are primarily related to the production of business. The Company limits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferrals to the lesser of the acquisition costs contained in the Company’s product pricing assumptions or actual costs incurred.

The Company amortizes acquisition costs for deferred and immediate annuity contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the estimated future gross profits of each of these product lines. In this estimation process, the Company makes assumptions as to surrender rates, mortality experience, maintenance expenses, and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to DAC amortization rates. For interest-sensitive life products, the Company regularly evaluates its assumptions and, when necessary, revises the estimated gross profits of these contracts, resulting in adjustments to DAC amortization. When such estimates are revised, they are recorded in current earnings. The Company adjusts the unamortized balance of DAC for the impact on estimated future gross profits as if net unrealized investment gains and losses on securities had been realized as of the balance sheet date. The Company includes the impact of this adjustment, net of tax, in accumulated other comprehensive loss in stockholders’ equity.

The Company amortizes acquisition costs for traditional individual life insurance policies over the premium paying period of the related policies, using assumptions consistent with those used in computing policy benefit liabilities. The Company amortizes acquisition costs for group medical policies over the policy period of one year.

The Company conducts regular recoverability analyses for deferred and immediate annuity contract, universal life contract, and traditional life contract DAC asset balances. The Company compares the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance. As of December 31, 2009 and 2008, all of the DAC asset balances were considered recoverable.

For some products, policyholders can elect to modify product benefits, features, rights or coverage by exchanging a contract for a new contract or by amendment, endorsement or rider to a contract or by election of a feature or coverage within a contract. These transactions are known as internal replacements. If the modification substantially changes the contract, the existing DAC is immediately written off through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the existing DAC is retained and amortized over the life of the modified contract and any acquisition costs associated with the related modification are expensed.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment. No goodwill impairment was recorded for the years ended December 31, 2009, 2008 or 2007.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated useful lives generally range from one to ten years for leasehold improvements and three to ten years for all other property and equipment. Leasehold improvements are amortized over the shorter of their economic useful lives or the term of the lease.

Leases

Certain operating leases of the Company provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum lease term. Rent holidays, rent incentives, and tenant improvement allowances are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured.

Deferred Sales Inducements

The Company offers sales inducements on certain deferred annuity contracts. The inducement interest entitles the contractholder to an incremental amount of interest to be credited to the account value over a 12- to 60-month period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. Deferred sales inducements to contractholders are reported as other assets and amortized into interest credited using the same methodology and assumptions used to amortize DAC. Deferred sales inducement balances are subject to recoverability testing at the end of each reporting period to ensure that capitalized amounts do not exceed the present value of anticipated gross profits.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested on behalf of the Company’s variable annuity, life, and universal life policyholders. The assets of each separate account are legally segregated and are not subject to claims that arise out of the Company’s other business activities. Investment risks associated with market value changes are borne by the policyholder, except to the extent of minimum guaranteed death benefits (GMBD) made by the Company with respect to certain accounts. Net investment income and realized investment gains and losses accrue directly to the policyholders and are not included in the Company’s revenues. Separate account liabilities primarily represent the policyholder’s account balance in the separate account. Fees charged to policyholders include mortality, policy administration, and surrender charges and are included in other revenues.

For variable annuity contracts with GMDB, the Company contractually guarantees total deposits, less any partial withdrawals, in the event of death. The Company offers three types of GMDB contracts consisting of return of premium and two versions of ratchet, which are evaluated every fifth and eighth year, respectively. The ratchet reset benefit is equal to the immediately preceding GMDB or is “stepped up” to the account value on the evaluation date, if higher. The Company reinsures nearly all of the GMDB risk on its individual variable annuity contracts. Therefore, the net GMDB liability balance is not material.

Funds Held Under Deposit Contracts

Liabilities for fixed deferred annuity contracts and universal life policies, including bank-owned life insurance (BOLI), are computed as deposits net of withdrawals made by the policyholder, plus amounts credited based on contract specifications, less contract fees and charges assessed, plus any additional interest. For single premium immediate annuities (SPIAs), including structured settlements, future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Liabilities are based on discounted amounts of estimated future benefits. Contingent future benefits are discounted with current pricing mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue. The interest rates within the pattern vary over time and start with interest rates that prevailed at the contract issue. As of December 31, 2009, the weighted-average implied interest rate on the existing book of business was 6.0% and is expected to grade to 6.7% during the next 20 years.

Future Policy Benefits

The Company computes liabilities for future policy benefits under traditional individual life and group life insurance policies on the level premium method, which uses a level premium assumption to fund reserves. The Company selects the level premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The Company sets the interest, mortality, and persistency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions in the year of issue and includes a provision for adverse deviation. These liabilities are contingent upon the death of the insured while the policy is in force. The Company derives mortality assumptions from both company-specific and industry statistics. The Company discounts future benefits at interest rates that vary by year of policy issue, are set initially at a rate consistent with portfolio rates at the time of issue, and graded to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are set at the time each product is introduced and are not updated for actual experience unless the total product liability amount is determined to be inadequate to cover future policy benefits. The provision for adverse deviation is intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions.

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group medical coverages and are established on the basis of reported losses (case basis method). The Company also provides for claims incurred but not reported (IBNR), based on expected loss ratios, claims paying completion patterns, and historical experience. The Company reviews estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are reflected in current operating results. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR claim liability increases.

Income Taxes

Income taxes have been provided using the liability method. The provision for income taxes has two components: amounts currently payable or receivable and deferred income taxes. The deferred income taxes are calculated as the difference between the book and tax basis of the appropriate assets and liabilities and are measured using enacted tax rates. Deferred tax assets are recognized only to the extent that it is probable that future tax profits will be available. A valuation allowance is established where deferred tax assets cannot be recognized.

Adoption of New Accounting Pronouncements

Accounting Standards Codification 105-10 (formerly SFAS No. 168), FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In July 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168 (ASC 105-10), FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (Codification or ASC) as the single source of authoritative GAAP recognized by the FASB. The Codification was applicable to nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

Following the Codification, the FASB ceased issuance of new guidance in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (ASUs), which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it does change the way the guidance is organized and presented. The Company has implemented the Codification in this report by referencing the Codification topics where appropriate. References to the superseded standards have been included for informational purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update amends ASC 820 to permit entities to estimate the fair value of certain investments using the net asset value (NAV) per share as of the measurement date, if the fair value of the investment is not readily determinable. The guidance applies to investments in entities that calculate NAV in accordance with guidance for investment companies and requires increased disclosures for such investments. The Company prospectively adopted this guidance on October 1, 2009, and it did not have a material impact on its audited consolidated financial statements.

ASC 320-10 (formerly FSP SFAS 115-2 and SFAS 124-2) Other-than-Temporary Impairments (OTTI)

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2 (ASC 320-10), Recognition and Presentation of Other-than-Temporary Impairments. This guidance amends OTTI guidance for fixed maturities and modifies the OTTI presentation and disclosure requirements for both fixed maturities and equity securities. The FSP replaces the provision that management must positively assert the intent and ability to hold a fixed maturity until recovery in determining impairment, with the assertion that the Company does not intend to sell or it is not more-likely-than-not that the Company will be required to sell a fixed maturity prior to recovery. In addition, if a credit loss exists, it is recognized in earnings, whereas the portion due to other factors is recognized in other comprehensive income (loss). The Company elected to prospectively adopt the guidance effective January 1, 2009, which resulted in an increase of $15.7 (net of taxes of $8.4) to the opening balance of retained earnings with a corresponding decrease to accumulated other comprehensive loss to reclassify the noncredit portion of previously impaired fixed maturities still held as of January 1, 2009, for which the Company did not intend to sell and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost.

To determine the cumulative effect of adoption, the Company compared the present value of cash flows expected to be received as of January 1, 2009, to the amortized cost basis of the fixed maturities. The discount rate used to calculate the present value was the rate for each respective fixed maturity in effect before recognizing any OTTI. The cumulative effect adjustment increased the amortized cost of our fixed maturity securities, primarily corporate securities, by $24.1.

ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements

SFAS No. 157 (ASC 825-10), Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. On January 1, 2008, the Company elected the partial adoption of SFAS No. 157 under the provisions of FSP FAS 157-2, which allowed an entity to delay the application of SFAS No. 157 until January 1, 2009 for certain non-financial assets and liabilities, including fair value measurements used in the impairment testing of goodwill and eligible non-financial assets and liabilities acquired in a business combination. The Company adopted the guidance for fair value measurements for these non-financial assets and liabilities on January 1, 2009. The adoption did not have a material impact on the Company’s audited consolidated financial statements.

ASC 825-10 (formerly SFAS No. 159), Fair Value Option

On January 1, 2008, the Company prospectively adopted SFAS No. 159 (ASC 825-10), The Fair Value Option for Financial Assets and Financial Liabilities. The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. The Company elected the fair value option for certain of its investments in common stock, which are presented as trading securities, and its investments in private equity and hedge funds, regardless of ownership percentage, which are presented as investments in limited partnerships. The Company recorded an adjustment to increase retained earnings as of January 1, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and increase accumulated other comprehensive loss by $29.4, or $19.1 net of taxes, to reclassify net unrealized gains as a result of adoption. See Note 7 for additional disclosure about the effects of this adoption and fair value measurements.

Accounting Pronouncements Not Yet Adopted

ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167 (ASC 810-10), Amendments to FASB Interpretation No. 46(R), which provides guidance for determining whether an entity is a VIE, which enterprise, if any has a controlling financial interest in a VIE, and requires additional disclosures about involvement in such entities. SFAS No. 167 changed the guidance for determining the primary beneficiary of a VIE from a quantitative analysis to a primarily qualitative analysis and requires reassessment of this determination at each reporting period. The Company prospectively adopted this guidance on January 1, 2010, and it will not change the Company’s conclusions regarding its VIEs.

ASU 2010-6, Improving Disclosures about Fair Value Measurement

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurement. This update requires additional disclosures about an entity’s fair value measurements, including information about gross transfers into and out of Levels 1 and 2 and information about activity for Level 3 measurements on a gross basis. It also clarifies the level of disaggregation required for existing fair value disclosures. The Company prospectively adopted this guidance on January 1, 2010 and will include the appropriate disclosures in its interim and annual consolidated financial statements thereafter.

3.	Earnings Per Share

Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common stock, if dilutive.

The outstanding warrants, exercisable for 18,975,744 common shares, are considered participating securities or potential common stock securities that are included in weighted-average common shares outstanding for purposes of computing basic earnings per share using the two-class method. The warrants are considered participating securities or potential common stock securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. In periods of net loss, none of the loss is allocated to the outstanding warrants; therefore, the warrants are not included in the basic or diluted earnings per share calculation in such periods.

Restricted stock is included in the computation of diluted earnings per share, based on application of the treasury stock method, and weighted for the portion of the period they were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions, except per share data)

Numerator:
Net income, as reported	$128.3	$22.1	$167.3

Denominator:
Weighted-average common shares outstanding — basic	111.622	111.622	111.622
Add: Dilutive effect of restricted stock	0.004	—	—

Weighted-average common shares outstanding — diluted	111.626	111.622	111.622

Net income per common share:
Basic	$1.15	$0.20	$1.50
Diluted	$1.15	$0.20	$1.50

4.	Investments

The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities:

					Other-Than-
	Cost or	Gross	Gross		Temporary
	Amortized	Unrealized	Unrealized	Fair	Impairments in
	Cost	Gains	Losses	Value	AOCI(1)

As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$41.6	$2.4	$(0.1)	$43.9	$(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	(1.3)
Foreign governments	26.7	0.8	(0.1)	27.4	—
Corporate securities	12,454.8	487.5	(393.7)	12,548.6	(32.8)
Residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	(4.0)
Other debt obligations	174.5	8.6	(17.5)	165.6	(3.8)

Total fixed maturities	18,553.7	651.0	(610.4)	18,594.3	(81.9)
Marketable equity securities, available-for-sale	52.6	0.1	(16.0)	36.7	—

Total	$18,606.3	$651.1	$(626.4)	$18,631.0	$(81.9)

(1)	Represents the amount of cumulative non-credit OTTI losses transferred to or recorded in accumulated other comprehensive loss for securities that also had a credit-related impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2008
Fixed maturities:
U.S. government and agencies	$155.5	$5.2	$(3.9)	$156.8
State and political subdivisions	488.8	0.9	(64.8)	424.9
Foreign governments	31.4	3.2	—	34.6
Corporate securities	10,564.1	105.1	(1,362.7)	9,306.5
Residential mortgage-backed securities	3,176.1	84.6	(134.4)	3,126.3
Commercial mortgage-backed securities	1,912.7	17.5	(255.2)	1,675.0
Other debt obligations	199.8	—	(36.3)	163.5

Total fixed maturities	16,528.4	216.5	(1,857.3)	14,887.6
Marketable equity securities, available-for-sale	52.5	—	(14.4)	38.1

Total	$16,580.9	$216.5	$(1,871.7)	$14,925.7

Of the U.S. government and agencies securities, agencies comprised $23.7 and $132.1 of the fair value as of December 31, 2009 and 2008, respectively. As of December 31, 2009, these securities had gross unrealized gains of $1.0 and gross unrealized losses of $(0.1). As of December 31, 2008, these securities had gross unrealized gains of $2.6 and gross unrealized losses of $(3.9).

At December 31, 2009 and 2008, the Company had $51.8 and $50.5, respectively, of convertible fixed maturities recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. For fixed maturities, gross unrealized losses include the portion of OTTI recorded in accumulated other comprehensive loss. The tables are aggregated by investment category, and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities

As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$2.2	$(0.1)	1	$—	$—	—
State and political subdivisions	67.7	(1.9)	18	299.7	(35.4)	49
Foreign governments	1.2	(0.1)	1	—	—	—
Corporate securities	1,404.0	(33.4)	151	2,504.0	(360.3)	291
Residential mortgage-backed securities	579.9	(9.4)	30	404.6	(91.6)	65
Commercial mortgage-backed securities	94.9	(1.4)	11	622.8	(59.3)	44
Other debt obligations	10.2	(0.1)	2	28.2	(17.4)	8

Total fixed maturities	$2,160.1	$(46.4)	214	$3,859.3	$(564.0)	457
Marketable equity securities, available-for-sale	—	—	—	36.3	(16.0)	5

Total	$2,160.1	$(46.4)	214	$3,895.6	$(580.0)	462

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities

As of December 31, 2008
Fixed maturities:
U.S. government and agencies	$52.4	$(3.9)	3	$—	$—	—
State and political subdivisions	305.0	(57.0)	61	73.1	(7.8)	14
Corporate securities	4,565.7	(484.2)	695	2,789.7	(878.5)	426
Residential mortgage-backed securities	536.0	(74.4)	105	169.6	(60.0)	41
Commercial mortgage-backed securities	694.3	(140.2)	60	566.2	(115.0)	48
Other debt obligations	127.1	(23.7)	19	26.6	(12.6)	5

Total fixed maturities	$6,280.5	$(783.4)	943	$3,625.2	$(1,073.9)	534
Marketable equity securities, available-for-sale	14.8	(11.2)	3	23.3	(3.2)	2

Total	$6,295.3	$(794.6)	946	$3,648.5	$(1,077.1)	536

At December 31, 2009 and 2008, the Company held below-investment-grade fixed maturities, based on National Association of Insurance Commissioners (NAIC) ratings, with fair values of $1,032.1 and $767.5, respectively, and amortized costs of $1,165.1 and $1,115.0, respectively. These holdings amounted to 5.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 5.2% of the Company’s investments in fixed maturities at fair value as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the majority of the Company’s mortgage-backed securities were classified as prime. Based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios, the Company classified $125.5 and $155.5, of mortgage-backed securities as Alt-A as of December 31, 2009 and 2008, respectively, as each has overall collateral credit quality between prime and subprime. These securities represented 2.4% and 3.1%, respectively, of the fair value of total mortgage-backed securities at December 31, 2009 and 2008. Of the securities classified as Alt-A, 90.7% and 100% had an NAIC rating of 1, and 58.9% and 100% had a Standard and Poor’s (S&P) equivalent credit rating of AAA, based on the highest credit agency rating, as of December 31, 2009 and 2008, respectively.

In addition, one security, with a fair value of approximately $0.2 and $0.8 as of December 31, 2009 and 2008, respectively, was classified as subprime. This subprime security had an NAIC rating of 1 and 4 and an S&P equivalent credit rating of AAA, based on the highest credit agency rating, as of December 31, 2009 and 2008, respectively.

The Company’s investments in other asset-backed securities, which are included in other debt obligations, had fair values of $135.4 and $157.2 as of December 31, 2009 and 2008, respectively.

The following table summarizes the amortized cost and fair value of fixed maturities as of December 31, 2009, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Cost or
	Amortized	Fair
	Cost	Value

One year or less	$516.5	$524.3
Over one year through five years	3,069.6	3,194.9
Over five years through ten years	4,272.1	4,435.1
Over ten years	5,183.3	4,948.6
Residential mortgage-backed securities	3,532.1	3,536.4
Commercial mortgage-backed securities	1,805.6	1,789.4
Other debt obligations	174.5	165.6

Total fixed maturities	$18,553.7	$18,594.3

The carrying value of certain securities and cash on deposit with state regulatory authorities was $10.1 and $10.6 at December 31, 2009 and 2008, respectively.

As of December 31, 2009, financial institutions, U.S. federal government, and industrials industries represented 21.7%, 18.6% and 11.6%, respectively, of the Company’s investments in fixed maturity and marketable equity securities at fair value.

As of December 31, 2008, financial institutions, U.S. federal government, and utilities industries represented 24.8%, 20.6% and 11.1%, respectively, of the Company’s investments in fixed maturity and marketable equity securities at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s net investment income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Fixed maturities	$1,048.1	$930.7	$911.4
Marketable equity securities, available-for-sale	3.4	3.4	5.8
Marketable equity securities, trading	2.5	2.7	—
Mortgage loans	67.4	59.4	50.0
Policy loans	4.4	4.5	4.7
Investments in limited partnerships	(0.1)	(36.4)	—
Other	7.5	11.5	20.9

Total investment income	1,133.2	975.8	992.8
Investment expenses	(19.6)	(19.3)	(19.2)

Net investment income	$1,113.6	$956.5	$973.6

The fair value of investments in fixed maturities that have not produced income for the last twelve months was $65.6 and $6.5 at December 31, 2009 and 2008, respectively. As of December 31, 2009, one of the Company’s mortgage loans was classified as non-performing. All of the Company’s mortgage loans produced income during 2008 and 2007.

The following table summarizes the Company’s net realized investment gains (losses):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Fixed maturities	$(74.6)	$(94.2)	$7.9
Marketable equity securities, available-for-sale	—	—	10.5
Marketable equity securities, trading	36.4	(64.5)	—
Other invested assets	(2.7)	(5.2)	(2.4)
Deferred policy acquisition costs adjustment	11.6	5.9	0.8

Net realized investment gains (losses)	$(29.3)	$(158.0)	$16.8

During 2009, the Company recorded OTTI charges in earnings on fixed maturities totaling $86.5. The largest write-downs were from investments in the diversified financial services industry, totaling $27.2, or 31.4%; the publishing industry, totaling $6.7, or 7.7%; and the consumer finance industry, totaling $6.2, or 7.2%. During 2008, the Company recorded OTTI charges on fixed maturities totaling $86.4. The largest write-downs were from investments in the paper-related industry, totaling $14.2, or 16.4%; the diversified financial service industry, totaling $8.4, or 9.7%; and FNMA — U.S. federal government securities, totaling $8.0, or 9.3%. During 2007, the Company recorded OTTI charges of $16.2, primarily on investments in the paper-related industry, totaling $7.6, or 46.9%, and in the brewing industry, totaling $1.7, or 10.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional detail of net realized investment gains (losses):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Gross realized gains on sales:
Fixed maturities	$25.5	$10.3	$37.1
Marketable equity securities, available-for-sale	—	—	14.4

Total gross realized gains on sales	25.5	10.3	51.5
Gross realized losses on sales:
Fixed maturities	(23.3)	(7.0)	(15.1)
Marketable equity securities, available-for-sale	—	—	(3.5)

Total gross realized losses on sales	(23.3)	(7.0)	(18.6)
Impairments:
Fixed maturities	(86.5)	(86.4)	(15.0)
Marketable equity securities, available-for-sale	—	—	(1.2)

Total impairments	(86.5)	(86.4)	(16.2)
Net gains (losses) on trading securities(1)	36.4	(64.5)	—
Other, including gains (losses) on calls and redemptions:
Fixed maturities	9.7	(11.1)	0.9
Marketable equity securities, available-for-sale	—	—	0.8
Other	8.9	0.7	(1.6)

Total other	18.6	(10.4)	0.1

Net realized investment gains (losses)	$(29.3)	$(158.0)	$16.8

(1)	As of January 1, 2008, changes in fair value related to certain marketable equity securities are recognized in net realized investment gains (losses) due to the Company’s election of the fair value option. Refer to Note 7.

Net gains (losses) on trading securities includes $28.3 and $(60.7) of gains (losses) on trading securities held as of December 31, 2009 and 2008, respectively.

The following table summarizes the Company’s allowance for mortgage loan losses:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Allowance at beginning of period	$5.0	$4.2	$4.0
Provision	3.2	0.8	0.2

Allowance at end of period	$8.2	$5.0	$4.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This allowance relates to outstanding mortgage loan investments of $1,209.9 and $993.7 at December 31, 2009 and 2008, respectively. One loan was classified as non-performing as of December 31, 2009, and a specific reserve of $2.2 was established. All of the Company’s mortgage loan investments were in good standing as of December 31, 2008 and 2007.

As of December 31, 2009 and 2008, mortgage loans constituted approximately 5.4% and 5.1% of total assets, respectively. These loans are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. The weighted average loan-to-value (LTV) ratio, which is a loan’s carrying amount divided by its appraised value at loan inception, was 49.4% and 54.7% for loans funded during 2009 and 2008, respectively. The weighted average LTV ratio for the Company’s entire mortgage portfolio was 53.5% and 51.2% as of December 31, 2009 and 2008, respectively. The majority of the properties are located in the western United States, with 28.6% of the total in California and 18.5% in Washington State. Individual loans generally do not exceed $15.0.

Other-Than-Temporary Impairments

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company’s review of investment securities includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether expected future cash flows indicate a credit loss exists.

Securities for which cost or amortized cost exceeds fair value are considered underwater. The Company’s review of its underwater fixed maturities and available-for-sale marketable equity securities for OTTI includes an analysis of the gross unrealized losses by three categories of securities: (i) securities where the estimated fair value has declined and remained below cost or amortized cost by less than 20%, (ii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for less than six months and (iii) securities where the estimated fair value has declined and remained below cost or amortized cost by 20% or more for six months or longer. While all securities are monitored for impairment, the Company’s experience indicates that the first category does not represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. In times of economic turbulence, such as those of 2008 and 2009, securities in category (ii) represent a significant risk. Securities in category (iii) are always considered to represent a significant risk. The Company performs a qualitative analysis by issuer to identify securities in category (i) that should be further evaluated for OTTI.

If the value of a security falls into category (ii) or (iii), the Company analyzes the decrease in fair value to determine whether it is an other-than-temporary decline in value. To make this determination for each security, the Company considers, among other factors:

•	Extent and duration of the decline in fair value below cost or amortized cost;

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations, earnings potential, or compliance with terms and covenants of the security;

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

•	Any reduction or elimination of dividends or nonpayment of scheduled interest payments;

•	Other indications that a credit loss has occurred; and

•	For fixed maturities, the Company’s intent to sell the security or whether it is more likely than not the Company will be required to sell the security prior to recovery of its amortized cost, considering any regulatory developments and the Company’s liquidity needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the analysis, the Company makes a judgment as to whether the loss is other-than-temporary. The Company’s available-for-sale marketable equity securities consist primarily of non-redeemable preferred stock, which are evaluated similarly to fixed maturities.

For underwater fixed maturities, if the Company intends to sell a security or it is more-likely-than-not it will be required to sell a security before recovery of amortized cost, an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to net realized investment gains (losses) in the consolidated statements of income. If the Company does not intend to sell a security, but the present value of the cash flows expected to be collected is less than the amortized cost of the security (that is, a credit loss exists), the Company concludes that an OTTI has occurred and the amortized cost is written down to the discounted estimated recovery value with a corresponding charge to net realized investment gains (losses) in the consolidated statements of income, as this is deemed the credit portion of the OTTI. The remainder of the decline in fair value is recorded in other comprehensive income (loss) in the consolidated statements of stockholders’ equity, as this is considered the portion of the impairment due to other, non-credit factors.

When assessing the Company’s intent to sell a fixed maturity or if it is more likely than not it will be required to sell a fixed maturity before recovery of its cost basis, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition its security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current expectations of future cash flows it expects to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity. The effective interest rate is the original yield for corporate securities, current yield for mortgage backed securities, or the coupon if the security was previously impaired. See the discussion below for additional information on the methodology and significant inputs, by security type, used to determine the amount of a credit loss.

In periods subsequent to the recognition of an OTTI, the security is accounted for as if it had been purchased on the measurement date of the OTTI, with a par value equal to the expected principal to be recovered. Therefore, for fixed maturity securities, the revised discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

Determination of Credit Losses on Corporate Securities

To determine the recovery value of a corporate security, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file bankruptcy versus the price at which the market is trading;

•	Fundamentals of the industry in which the issuer operates;

•	Earnings multiples for the given industry or sector of the industry that the underlying issuer operates within, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Expected cash flows of the issuer;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency; and

•	Additional market information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination of Credit Losses on Mortgage-backed Securities

To determine the recovery value of a mortgage-backed security, including residential, commercial and other asset-backed securities, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the current and future cash flows the Company expects to recover;

•	Level of creditworthiness;

•	Delinquency ratios and loan-to-value ratios;

•	Average cumulative collateral loss, vintage year and level of subordination;

•	Susceptibility to fair value fluctuations due to changes in the interest rate environment;

•	Susceptibility to reinvestment risk in cases where market yields are lower than the book yield earned;

•	Susceptibility to reinvestment risk in cases where market yields are higher than the book yields earned and the Company’s expectation of the sale of such security; and

•	Susceptibility to variability of prepayments.

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities:

	As of		As of
	December 31, 2009		December 31, 2008
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Fixed maturities
Underwater by 20% or more
Less than 6 consecutive months	$103.4	$(28.4)	$2,150.7	$(942.6)
6 consecutive months or more	517.9	(229.5)	330.6	(222.6)

Total underwater by 20% or more	621.3	(257.9)	2,481.3	(1,165.2)
All other underwater fixed maturities	5,398.1	(352.5)	7,424.4	(692.1)

Total underwater fixed maturities	$6,019.4	$(610.4)	$9,905.7	$(1,857.3)

Marketable equity securities, available-for-sale
Underwater by 20% or more
Less than 6 consecutive months	$—	$—	$14.2	$(10.9)
6 consecutive months or more	35.6	(15.9)	—	—

Total underwater for by 20% or more	35.6	(15.9)	14.2	(10.9)
All other underwater marketable equity securities, available-for-sale	0.7	(0.1)	23.9	(3.5)

Total underwater marketable equity securities, available-for-sale	$36.3	$(16.0)	$38.1	$(14.4)

As of December 31, 2009, $136.9, or 59.7%, of the unrealized losses on fixed maturities in an unrealized loss position by more than 20% for a period of six months or more related to investment-grade securities. Unrealized losses on investment-grade securities are principally related to changes in interest rates or changes in the issuer and the sector-related credit spreads since the securities were acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviewed its investments in fixed maturities with unrealized losses at the end of 2009 in accordance with its impairment policy. The Company’s evaluation determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary, as it did not intend to sell these fixed maturities and it was not more likely than not that it will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s cash flow modeling and expected continuation of contractually required principal and interest payments.

As of December 31, 2009, the Company did not intend to sell its underwater available-for-sale marketable equity securities, primarily consisting of non-redeemable preferred stock, and it had the intent and ability to hold them until recovery. Therefore, the Company concluded that the declines in fair value of these securities were temporary.

Prior to January 1, 2009, when a loss was determined to be other-than-temporary, the Company recorded an impairment charge equal to the difference between the fair value and the amortized cost basis of the security within net realized investment gains (losses) in our consolidated statements of income. The fair value of the other-than-temporarily impaired investment became its new cost basis. The Company also recorded an impairment charge if it did not have the intent and/or the ability to hold the security until the fair value was expected to recover to amortized cost or until maturity, resulting in a charge recorded for a security that may not have had credit issues. As of December 31, 2008, the Company reviewed all of its investments with unrealized losses in accordance with the impairment policy and accounting guidance in effect at that time. The Company’s evaluation determined, after the recognition of other than temporary impairments, that the remaining declines in fair value were temporary and it had the intent and ability to hold them to recovery.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) were as follows:

Year Ended
December 31, 2009

Balance, January 1, 2009	$73.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	37.2
For which an OTTI was previously recognized	20.6
Decreases attributable to:
Securities sold or paid down during the period	(38.0)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell(1)	(23.2)

Balance, December 31, 2009	$69.6

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost.

5.	Derivative Financial Instruments

Derivatives are instruments whose values are derived from underlying instruments, indices or rates; have a notional amount; and can be net settled. This may include derivatives that are “embedded” in financial instruments or in certain existing assets or liabilities. The Company uses derivative financial instruments, including options, as a means of hedging exposure to equity price changes. In 2006 and 2007, the Company used interest rate swaps to hedge exposure to interest rate risk on anticipated transactions related to the Company’s notes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S&P 500 Index Options

The Company has a closed block of fixed indexed annuity (FIA) product that credits the policyholders’ accounts based on a percentage of the gain in the S&P 500 Index. In connection with this product, the Company has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index. This program consists of buying S&P 500 Index options. Although the Company uses index options to hedge the equity return component of the FIA, the options do not qualify as hedging instruments or for hedge accounting treatment. Accordingly, the options are recorded at fair value as free-standing derivative assets in other invested assets, with the impact of changes in the options’ fair value recorded in net realized investment gains (losses). The Company recognized pre-tax gains (losses) on these options of $0.8, $(2.9) and $(2.3) for the years ended December 31, 2009, 2008 and 2007, respectively.

The notional amount of the options purchased to hedge the Company’s 2009 exposure to changes in the S&P 500 Index was $20.0. These options had a fair value of $2.3 as of December 31, 2008, and were settled on December 31, 2009. The notional amount of the options purchased in 2009 to hedge the Company’s 2010 exposure to changes in the S&P 500 Index was $30.0. These options had a fair value of $1.8 as of December 31, 2009.

6.	Securities Lending Program

The Company participated in a securities lending program whereby securities were loaned to third parties, primarily major brokerage firms. Under this program, the Company maintained full ownership rights to the securities on loan, and accordingly the loaned securities were classified as investments in the consolidated balance sheets.

The Company discontinued its securities lending activities in 2009 and, as of December 31, 2009, had no securities on loan and no securities lending collateral under its control. As of December 31, 2008, the securities loaned under the program had an amortized cost of $117.1 and a fair value of $102.8. Also as of December 31, 2008, the Company was liable for securities lending collateral under its control of $105.7. The fair value of that invested collateral was less than the amounts required to be returned to the counterparty upon return of the loaned securities by $2.3.

7.	Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize its use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s financial assets recorded at fair value on the consolidated balance sheets are categorized as follows:

•	Level 1 — Unadjusted quoted prices in active markets for identical instruments. Primarily consists of financial instruments whose value is based on quoted market prices, such as exchange-traded marketable equity securities, and actively traded mutual fund investments.

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

This level includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place. Financial instruments in this category primarily include certain public and private corporate fixed maturities, government or agency securities, and certain mortgage-backed securities.

•	Level 3 — Instruments whose significant value drivers are unobservable. This comprises financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturities, including corporate private placement securities, investments in private equity and hedge funds, and trading securities where the Company cannot corroborate the significant valuation inputs with market observable data.

The following table presents the financial instruments carried at fair value under the valuation hierarchy, as described above, for assets accounted for at fair value on a recurring basis. The Company has no financial liabilities accounted for at fair value on a recurring basis:

	As of December 31, 2009
	Fair				Level 3
	Value	Level 1	Level 2	Level 3	Percent

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Foreign governments	27.4	—	27.4	—	—
Corporate securities	12,548.6	—	11,657.4	891.2	4.5
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	165.6	—	155.0	10.6	0.1

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Investments in limited partnerships(1)	24.7	—	—	24.7	0.2
Other invested assets	6.7	2.1	—	4.6	0.0

Total investments	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$156.8	$—	$156.8	$—	—
State and political subdivisions	424.9	—	418.6	6.3	0.0%
Foreign governments	34.6	—	34.6	—	—
Corporate securities	9,306.5	—	8,674.9	631.6	4.0
Residential mortgage-backed securities	3,126.3	—	3,126.3	—	—
Commercial mortgage-backed securities	1,675.0	—	1,650.6	24.4	0.2
Other debt obligations	163.5	—	151.5	12.0	0.1

Total fixed maturities, available-for-sale	14,887.6	—	14,213.3	674.3	4.3
Marketable equity securities, available-for-sale	38.1	38.1	—	—	—
Marketable equity securities, trading	106.3	106.1	—	0.2	0.0
Investments in limited partnerships(1)	56.3	—	—	56.3	0.4
Other invested assets	11.8	7.2	2.2	2.4	0.0

Total investments	$15,100.1	$151.4	$14,215.5	$733.2	4.7
Separate account assets	716.2	716.2	—	—	—

Total	$15,816.3	$867.6	$14,215.5	$733.2	4.7%

(1)	As of December 31, 2009 and 2008, this amount included investments in private equity and hedge funds.

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of December 31, 2009 and 2008, pricing services provided prices for 93.6% and 95.1% of the Company’s fixed maturities, respectively. Prices received from the pricing services are not adjusted and multiple prices for these securities are not obtained. The pricing services provide prices where observable inputs are available. The Company’s pricing services utilize evaluated pricing models that vary by asset class. The standard inputs for security evaluations include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed maturities do not trade on a daily basis, evaluated pricing applications apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. These models take into account market convention. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security until it is able to obtain such information.

The Company performs analysis on the prices received from the pricing services to ensure that the prices represent a reasonable estimate of fair value and gains assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination. This analysis is performed through various processes including evaluation of pricing methodologies and inputs, analytical reviews of certain prices between reporting periods,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sales prices.

In situations where the Company is unable to obtain sufficient market-observable information upon which to estimate the fair value of a particular security, fair values are determined using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data. When there is not sufficient observable market information and the security is priced using internal pricing models, which is generally the case for private placement securities and other securities the pricing services are unable to price, it is considered a Level 3 measurement.

As of December 31, 2009 and 2008, the Company had $901.3, or 4.8%, and $632.2, or 4.0%, of its fixed maturities invested in private placement securities, respectively. The valuation of certain private placement securities requires significant judgment by management due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. The fair values of these assets are determined using a discounted cash flow approach. The valuation model requires the use of inputs that are not market-observable and involve significant judgment. The discount rate is based on the current Treasury curve adjusted for credit and liquidity factors. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving other similar securities. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $819.8, or 91.0%, and $583.2, or 92.2%, as Level 3 measurements, as of December 31, 2009 and 2008, respectively.

Marketable Equity Securities

Marketable equity securities are primarily investments in common stock and certain nonredeemable preferred stocks and mutual fund assets, which consist of investments in publicly traded companies and actively traded mutual fund investments. The fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets and are primarily classified as Level 1.

On January 1, 2008, the Company elected the fair value option for the majority of its marketable equity securities, comprised mostly of investments in common stock. Certain nonredeemable preferred stocks continue to be reported as available-for-sale. Subsequent to making the election, investment gains and losses on trading securities are reported in the consolidated statements of income as net realized investment gains (losses). The Company believes this results in reporting its investment results for these securities on a basis that is more consistent with management’s operating principles, as the Company considers unrealized gains (losses) on its common stock when evaluating net income. Prior to the election, unrealized investment gains and losses on available-for-sale common stock was reported net, after-tax, as a component of other comprehensive income (loss).

Investments in Limited Partnerships

Investments in limited partnerships recorded at fair value are investments in private equity and hedge funds. On January 1, 2008, the Company elected the fair value option for its investments in private equity and hedge funds, regardless of ownership percentage, to standardize the accounting and reporting for these investments. Investments in private equity and hedge funds with less than three percent ownership were previously classified and accounted for as available-for-sale securities. Upon making the election, $21.1 in investments in limited partnerships (with less than three percent ownership) that was previously reported as available-for-sale marketable equity securities were reclassified to investments in limited partnerships. For the years ended December 31, 2009 and 2008, changes in the fair value of private equity and hedge funds were $6.1 and $(30.1), respectively. These changes in fair value were reported in net investment income.

The fair value for the Company’s investments in private equity and hedge funds is based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset value (NAV), which is deemed to approximate fair value. The Company is generally unable to liquidate these investments during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the partnership or fund, which range from five to twelve years. As such, the Company classifies these securities as Level 3 measurements.

Separate Accounts

Separate account assets are primarily invested in mutual funds, which are included in Level 1.

Other Invested Assets

Other invested assets recorded at fair value primarily consist of life settlement investments, S&P 500 Index options, and short term investments. The carrying value of these assets approximates fair value.

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable inputs (Level 3) to determine fair value between January 1, 2009 and December 31, 2009:

						Unrealized Gain (Loss)
				Transfers in		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	December 31,
	2009	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Income	(Losses)(2)	2009

Types of Investments:
State and political subdivisions	$6.3	$—	$—	$(0.7)	$—	$—	$1.6	$—	$7.2
Corporate securities	631.6	184.8	(4.1)	(14.3)	(39.2)	—	138.0	(5.6)	891.2
Residential mortgage-backed securities	—	249.2	—	—	2.8	—	(1.5)	—	250.5
Commercial mortgage-backed securities	24.4	—	—	1.2	(3.8)	—	2.2	—	24.0
Other debt obligations	12.0	—	—	(1.2)	(1.3)	—	1.1	—	10.6

Total fixed maturities, available-for-sale	674.3	434.0	(4.1)	(15.0)	(41.5)	—	141.4	(5.6)	1,183.5
Marketable equity securities, available-for-sale	—	—	—	5.3	—	—	(3.5)	—	1.8
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	56.3	4.8	(45.3)	—	—	6.1	—	2.8	24.7
Other invested assets	2.4	3.4	—	—	(3.1)	(0.4)	—	2.3	4.6

Total Level 3	$733.2	$442.2	$(49.4)	$(9.7)	$(44.6)	$5.8	$137.9	$(0.5)	$1,214.9

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $14.7 for the year ended December 31, 2009. Gross transfers out of Level 3 were $24.4 for the year ended December 31, 2009.

(2)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

(3)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions. For corporate securities, this consists primarily of redemptions, of which $20.0 is related to a single security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable inputs (Level 3) to determine fair value between January 1, 2008 and December 31, 2008:

						Unrealized Gain (Loss)
				Transfers in		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	December 31,
	2008	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Loss	(Losses)(2)	2008

Types of Investments:
State and political subdivisions	$0.9	$6.7	$—	$—	$—	$—	$(1.3)	$—	$6.3
Corporate securities	632.4	86.0	(4.2)	35.2	(16.7)	—	(89.7)	(11.4)	631.6
Commercial mortgage-backed securities	49.6	—	—	(7.2)	(14.2)	—	(3.1)	(0.7)	24.4
Other debt obligations	7.4	—	—	22.3	(1.1)	—	(16.6)	—	12.0

Total fixed maturities, available-for-sale	690.3	92.7	(4.2)	50.3	(32.0)	—	(110.7)	(12.1)	674.3
Marketable equity securities, trading	0.5	1.1	(0.4)	—	—	(1.0)	—	—	0.2
Investments in limited partnerships	91.3	19.3	(29.9)	—	—	(30.1)	—	5.7	56.3
Other invested assets	4.6	—	—	—	2.2	0.4	—	(4.8)	2.4

Total Level 3	$786.7	$113.1	$(34.5)	$50.3	$(29.8)	$(30.7)	$(110.7)	$(11.2)	$733.2

(1)	Transfers into and/or out of Level 3 are reported as the value as of the beginning of the period in which the transfer occurs Gross transfers into Level 3 were $64.4 for the year ended December 31, 2008. Gross transfers out of Level 3 were $14.1 for the year ended December 31, 2008.

(2)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

(3)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of		As of
	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Fixed maturities	$18,594.3	$18,594.3	$14,887.6	$14,887.6
Marketable equity securities, available-for-sale	36.7	36.7	38.1	38.1
Marketable equity securities, trading	154.1	154.1	106.3	106.3
Mortgage loans	1,201.7	1,190.1	988.7	907.6
Investments in limited partnerships	110.2	114.6	138.3	140.2
Cash and cash equivalents	257.8	257.8	468.0	468.0
Securities lending collateral	—	—	105.7	105.7
Separate account assets	840.1	840.1	716.2	716.2
Financial liabilities:
Funds held under deposit contracts	13,936.5	14,066.0	11,987.9	10,972.2
Notes payable:
Capital Efficient Notes (CENts)	149.8	118.5	149.8	64.0
Senior notes	299.1	276.8	299.0	268.1
Securities lending payable	—	—	105.7	105.7

Other Financial Instruments

The fair values of the Company’s mortgage loans are determined by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities.

Investments in limited partnerships are comprised of private equity and hedge funds and affordable housing projects and state tax credit funds. Investments in limited partnerships associated with private equity and hedge funds are carried at fair value based on the NAV. Investments in limited partnerships associated with affordable housing projects and state tax credit funds are carried at amortized cost. Fair value is estimated based on the discounted cash flows over the remaining life of the tax credits.

The Company reports funds held under deposit contracts related to investment-type contracts at carrying value and estimates the fair values of these contracts using an income approach based on the present value of the discounted cash flows. Cash flows are projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread.

The fair values of the Company’s notes payable are based on quoted prices for similar instruments. The fair value measurement assumes that liabilities are transferred to a market participant of equal credit standing and without consideration for any optional redemption feature.

The fair value of securities lending collateral is the cash and non-cash collateral received by the custodian and held on the Company’s behalf, based on quoted prices for similar instruments. The carrying amount of securities lending payable approximates fair value.

8.	Reinsurance

The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company is not aware of any of its major reinsurers currently experiencing material financial difficulties. The Company analyzes reinsurance recoverables according to the credit ratings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of its reinsurers. Of the total amount due from reinsurers at December 31, 2009 and 2008, 99.6% and 99.7% was with reinsurers rated A- or higher by A.M. Best, respectively. The Company had no reserve for uncollectible reinsurance in 2009 or 2008. None of the Company’s reinsurance contracts exclude certified terrorist acts.

For the individual life business, the Company has reinsurance agreements that limit the maximum claim on a single individual to $0.5. The reinsurance agreements vary by product and policy issue year. Most of the reinsurance recoverable relates to future policy benefits and is covered by coinsurance agreements where the reinsurer reimburses the Company based on a percentage, which ranges from 50% to 85%, as specified in the reinsurance contracts.

The Company reinsures 100% of its group long-term and short-term disability income business, except for short-term disability income insurance sold within the limited benefit medical plan, which is not reinsured. The reinsurer is responsible for paying all claims.

Reinsurance recoverables are composed of the following amounts:

	As of
	December 31,
	2009	2008

Life insurance and annuities
Reinsurance recoverables on:
Funds held under deposit contracts	$77.9	$75.1
Future policy benefits	131.6	121.4
Paid claims, expense allowance and premium tax recoverable	1.9	2.9
Policy and contract claims	6.4	2.7

Total life insurance and annuities	217.8	202.1
Accident and health insurance
Reinsurance recoverables on:
Future policy benefits	55.9	59.1
Paid claims, expense allowance and premium tax recoverable	0.8	0.6
Policy and contract claims	2.1	2.4

Total accident and health insurance	58.8	62.1

Total reinsurance recoverables	$276.6	$264.2

The following table sets forth net life insurance in force as of December 31:

	2009	2008	2007

Direct life insurance in force	$54,813.1	$55,577.1	$56,246.8
Amounts assumed from other companies	199.9	223.1	215.3
Amounts ceded to other companies	(24,245.9)	(24,190.0)	(23,799.3)

Net life insurance in force	$30,767.1	$31,610.2	$32,662.8

Percentage of amount assumed to net	0.65%	0.71%	0.66%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of reinsurance on earned premiums are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Direct:
Accident and health premiums	$437.4	$456.3	$395.8
Life insurance premiums	197.2	195.3	194.3

Total	634.6	651.6	590.1
Assumed:
Accident and health premiums	0.4	0.6	—
Life insurance premiums	0.2	0.2	0.2

Total	0.6	0.8	0.2
Ceded:
Accident and health premiums	(12.6)	(13.6)	(9.9)
Life insurance premiums	(49.0)	(54.0)	(49.9)

Total	(61.6)	(67.6)	(59.8)

Total premiums and other considerations	$573.6	$584.8	$530.5

Percentage of amount assumed to total premiums	0.10%	0.14%	0.04%

Ceded reinsurance reduced policyholder benefits and claims by $54.1, $54.3 and $51.4 for the years ended December 31, 2009, 2008 and 2007, respectively.

9.	Deferred Policy Acquisition Costs

The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs:

	As of
	December 31,
	2009	2008

Unamortized balance at beginning of period	$219.5	$129.9
Deferral of acquisition costs	148.3	110.6
Adjustments related to investment losses	9.3	4.8
Amortization	(51.4)	(25.8)

Unamortized balance at end of period	325.7	219.5
Accumulated effect of net unrealized investment (gains) losses	(75.3)	28.0

Balance at end of period	$250.4	$247.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Deferred Sales Inducements

The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets:

	As of
	December 31,
	2009	2008

Unamortized balance at beginning of period	$33.0	$17.2
Capitalizations	42.5	17.3
Adjustments related to investment losses	2.4	1.0
Amortization	(10.3)	(2.5)

Unamortized balance at end of period	67.6	33.0
Accumulated effect of net unrealized investment (gains) losses	(18.4)	4.5

Balance at end of period	$49.2	$37.5

11.	Policy and Contract Claims

The following table provides a reconciliation of the beginning and ending reserve balances for policy and contract claims:

	Year Ended December 31,
	2009	2008	2007

Balance as of January 1	$133.1	$110.9	$119.5
Less: reinsurance recoverable	5.1	5.9	5.3

Net balance as of January 1	128.0	105.0	114.2
Incurred related to insured events of:
The current year	369.5	364.2	292.2
Prior years	(0.9)	4.5	(7.0)

Total incurred	368.6	368.7	285.2
Paid related to insured events of:
The current year	288.5	271.7	226.6
Prior years	91.0	74.0	67.8

Total paid	379.5	345.7	294.4

Net balance as of December 31	117.1	128.0	105.0
Add: reinsurance recoverable	8.5	5.1	5.9

Balance as of December 31	$125.6	$133.1	$110.9

The Company uses estimates in determining its liability for policy and contract claims. These estimates are based on historical claim payment patterns and expected loss ratios to provide for the inherent variability in claim patterns and severity. For the year ended December 31, 2009, the change in prior year incurred claims was primarily due to favorable changes in liability estimates for group medical stop-loss claims offset by higher than expected paid claims for individual life. For the year ended December 31, 2008, the change in prior year incurred claims was primarily due to higher than expected paid claims and unfavorable changes in liability estimates, primarily in the Group segment. For the year ended December 31, 2007, the change in prior year incurred claims was primarily due to favorable changes in liability estimates related to group medical stop-loss claims. This was partially offset by higher-than-expected claims experience related to individual life insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Notes Payable and Credit Facilities

Capital Efficient Notes Due 2067

On October 10, 2007, the Company issued $150.0 aggregate principal amount CENts with a scheduled maturity date of October 15, 2037, subject to certain limitations, with a final maturity date of October 15, 2067. The Company issued the CENts at a discount yielding $149.8. For the initial 10-year period following the original issuance date, to but not including October 15, 2017, the CENts carry a fixed interest rate of 8.300% payable semi-annually. From October 15, 2017, until the final maturity date of October 15, 2067, interest on the CENts will accrue at a variable annual rate equal to the three-month LIBOR plus 4.177%, payable quarterly. The Company applied the net proceeds from the issuance to pay a cash dividend of $200.0 to its stockholders on October 19, 2007. The effective interest rate on the CENts is 9.39%.

The Company is required to use commercially reasonable efforts to sell enough qualifying capital securities to permit repayment of the CENts at the scheduled maturity date or on each interest payment date thereafter. Any remaining outstanding principal amount will be due on October 15, 2067.

Subject to certain conditions, the Company has the right, on one or more occasions, to defer the payment of interest on the CENts during any period up to ten years without giving rise to an event of default. The Company will not be required to settle deferred interest subject to certain conditions until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the CENts.

The CENts are unsecured junior subordinated obligations. The Company can redeem the CENts at its option, in whole or in part, on October 15, 2017, and on each interest payment date thereafter at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the CENts at its option, prior to October 15, 2017, in whole or in part, at a redemption price of 100% of the principal amount being redeemed or, if greater, a make-whole price, plus accrued and unpaid interest.

In connection with the offering of the CENts, the Company entered into a “replacement capital covenant” for the benefit of the holders of the $300.0 senior notes due April 1, 2016 (see below). Under the terms of the replacement capital covenant, the Company may not redeem or repay the CENts prior to October 15, 2047 unless the redemption or repayment is financed from the offering of replacement capital securities, as specified in the covenant.

Senior Notes Due 2016

On March 30, 2006, the Company issued $300.0 of 6.125% senior notes due on April 1, 2016, which were issued at a discount yielding $298.7. Proceeds from the senior notes were used to pay down the outstanding principal on a revolving line of credit. Interest on the senior notes is payable semi-annually in arrears, beginning on October 2, 2006. The effective interest rate on the senior notes is 6.11%.

The senior notes are unsecured senior obligations and are equal in right of payment to all existing and future unsecured senior indebtedness. These notes are redeemable, in whole or in part, at the option of the Company at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the senior notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 25 basis points, together in each case with accrued interest payments to the redemption date.

Revolving Credit Facility

On August 16, 2007, the Company entered into a $200.0 senior unsecured revolving credit agreement with a syndicate of lending institutions led by Bank of America, N.A. The credit facility matures on August 16,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012. The revolving credit facility is available to provide support for working capital, capital expenditures, and other general corporate purposes, including permitted acquisitions, issuance of letters of credits, refinancing and payment of fees in connection with this facility.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In particular, each of the Company’s material insurance subsidiaries must maintain a risk-based capital ratio of at least 200%, measured at the end of each year, and the Company’s debt-to-capitalization ratio, excluding accumulated other comprehensive loss, may not exceed 37.5%, measured at the end of each quarter. In addition, the Company has agreed to other covenants restricting the ability of its subsidiaries to incur additional indebtedness, its ability to create liens, and its ability to change its fiscal year and to enter into new lines of business, as well as other customary affirmative covenants.

To be eligible for borrowing funds under this facility, the representations and warranties that the Company made in the credit agreement must continue to be true in all material respects, and the Company must not be in default under the facility, including failure to comply with the covenants described above.

On February 12, 2009, Bank of America, N.A. issued a notice of default to one of the lending institutions in the syndicate with a commitment of $20.0, effectively limiting the Company’s ability to borrow under this facility to $180.0. On October 7, 2009, the defaulted lending institution assigned its interest to another lending institution, effectively restoring capacity in the facility to $200.0.

As of December 31, 2009 and 2008, and during the years ended December 31, 2009, 2008, and 2007, the Company had no borrowings outstanding under this facility and was in compliance with all covenants.

13.	Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns have been examined and closing agreements have been executed with the Internal Revenue Service, or the statute of limitations has expired for all tax periods through December 31, 2003. The Internal Revenue Service is in the process of auditing the Company’s life insurance and non-life insurance company returns for the tax year period July 31, 2004, filed in consolidation with the Company’s former parent, Safeco Corporation. To date, no significant issues or proposed adjustments have been raised by the examiners. The Internal Revenue Service has also completed an audit of the Company’s life insurance company returns for the years ended December 31, 2004 and 2005. The non-life insurance company tax returns are currently not subject to an Internal Revenue Service audit, and the statute of limitations has expired for the tax years ended December 31, 2004 and 2005. The Company is not currently subject to any state income tax examinations.

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to income from operations before income taxes and the provision for income taxes were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009		2008		2007

Income from operations before income taxes	$181.1		$13.0		$248.8
Computed “expected” tax expense	63.4	35.0%	4.5	35.0%	87.1	35.0%
Low income housing credits	(9.6)	(5.3)	(8.5)	(65.4)	(4.6)	(1.8)
Separate account dividend received deduction	(1.1)	(0.6)	(1.4)	(10.8)	(1.5)	(0.6)
Prior period adjustments	—	—	(2.9)	(22.3)	—	—
Other	0.1	0.1	(0.8)	(6.5)	0.5	0.2

Provision (benefit) for income taxes	$52.8	29.2%	$(9.1)	(70.0)%	$81.5	32.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to the deferred income tax assets and deferred income tax liabilities were as follows:

	As of
	December 31,
	2009	2008

Deferred income tax assets:
Adjustment to life policy liabilities	$458.7	$398.8
Capitalization of policy acquisition costs	48.6	45.1
Goodwill	0.8	1.3
Intangibles	10.2	11.6
Investment impairments	46.7	35.0
Performance share plan	3.7	3.9
Other liabilities accruals	1.6	1.7
Unrealized losses on investment securities (net of DAC adjustment: $26.4 and $(9.8), respectively)	26.7	566.8
Non-life net operating loss	4.6	1.0
Other	5.1	7.3

Total deferred income tax assets	606.7	1,072.5
Deferred income tax liabilities:
Deferred policy acquisition costs	114.0	74.9
Securities — basis adjustment	300.1	211.1
Other	1.4	0.7

Total deferred income tax liabilities	415.5	286.7

Net deferred income tax asset	$191.2	$785.8

The Company’s deferred tax asset decreased significantly from December 31, 2008 to December 31, 2009, due almost entirely to the decrease in unrealized losses on investment securities. The large unrealized losses as of December 31, 2008 were attributable to the volatility and disruption within the capital markets. The Company reviews its deferred tax assets quarterly to determine whether there is a need for a valuation allowance. For December 31, 2008, this included a review of the Company’s invested assets supporting the liquidity requirements of its insurance and investment product liabilities to assess future reversals and utilization. The Company’s analyses indicated that it would be able to fully realize the deferred tax assets as of December 31, 2009 and 2008, and thus no valuation allowances were necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance as of January 1	$0.4	$0.8	$0.6
Additions based on tax positions related to the current year	0.1	0.1	0.2
Reductions for tax positions of prior years	—	(0.5)	—

Balance as of December 31	$0.5	$0.4	$0.8

The total balance of the unrecognized tax benefits above would affect the effective tax rate if recognized. The Company does not expect the total amount of unrecognized tax benefits for any tax position to change significantly within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company includes penalties and interest accrued related to unrecognized tax benefits in the calculation of income tax expense. For the years ended December 31, 2009, 2008, and 2007, amounts recognized for interest and penalties in the consolidated statements of income were not material.

14.	Other Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Net income	$128.3	$22.1	$167.3
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	1,113.2	(1,142.9)	6.9
Reclassification adjustment for net realized investment (gains) losses included in net income(2)	24.9	103.2	(13.6)
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(82.0)	18.6	2.1
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	(37.6)	—	—
Terminated cash flow hedges(5)	0.1	0.1	(4.9)

Other comprehensive income (loss)	1,018.6	(1,021.0)	(9.5)

Total comprehensive income (loss)	$1,146.9	$(998.9)	$157.8

(1)	Net of taxes of $599.5, $(615.3) and $3.7 for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Net of taxes of $13.4, $55.5 and $(7.3) for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, $30.5 (net of taxes of $16.4) of the reclassification adjustment is related to losses previously classified as other-than-temporary impairments not related to credit losses.

(3)	Net of taxes of $(44.2), $10.0, and $1.1 for the years ended December 31, 2009, 2008 and 2007, respectively.

(4)	Net of taxes of $(20.2) for the year ended December 31, 2009.

(5)	Net of taxes of $0.0, $0.0, and $(2.6) for the years ended December 31, 2009, 2008, and 2007, respectively.

The components of accumulated other comprehensive loss are as follows:

	As of
	December 31,
	2009	2008

Net unrealized gains (losses) on available-for-sale securities	$102.0	$(1,649.0)
Other-than-temporary-impairments on fixed maturities not related to credit losses	(81.9)	—
Net unrealized losses on derivative financial instruments	(2.8)	(2.9)
Adjustment for deferred policy acquisition costs	(75.3)	28.0
Adjustment for deferred sales inducements	(18.4)	4.5
Deferred income taxes	26.7	566.8

Accumulated other comprehensive loss	$(49.7)	$(1,052.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

Guaranty Fund Assessments

Under state insolvency and guaranty laws, insurers licensed to do business in a state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Liabilities for guaranty funds are not discounted or recorded net of premium taxes and are included in other liabilities in the consolidated balance sheets. At December 31, 2009, the Company had liabilities of $11.5 for estimated guaranty fund assessments. The Company has a related asset for premium tax offsets of $8.0. As of December 31, 2008, the Company had liabilities for estimated guaranty fund assessments of $7.3, with a related asset for premium tax offsets of $5.8. Premium tax offsets are available for a period of five to twenty years.

Investments in Limited Partnerships

At December 31, 2009, the Company was invested in 13 limited partnership interests related to affordable housing projects and state tax credit funds, two of which were entered into in 2009. The Company unconditionally committed to provide capital contributions totaling approximately $117.1, of which the remaining $38.9 is expected to be contributed over a period of three years. These investments are accounted for under the equity method and are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.

Capital contributions of $78.2 were paid as of December 31, 2009, with the remaining expected cash capital contributions as follows:

Expected Capital
Contributions

2010	$34.8
2011	2.2
2012	1.9

Total expected capital contributions	$38.9

The Company has also committed to invest $52.5 in five private equity funds. The Company will provide capital contributions to the partnerships up to the committed amount at the discretion of the general partners, subject to certain incremental contribution limits. The remaining term of the capital commitment ranges up to four years, ending in 2013. As of December 31, 2009, the Company has remaining investment commitments totaling $33.3 related to these partnerships.

Litigation

Because of the nature of the business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of December 31, 2009, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Leases

The Company has office space, commercial real estate, and certain equipment under leases that expire at various dates through 2015. The Company accounts for these leases as operating leases. Certain leases include renewal options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease commitments, including cost escalation clauses, for the next five years and thereafter are as follows:

Operating
Leases

2010	$7.4
2011	7.1
2012	7.1
2013	7.0
2014	6.9
Thereafter	4.0

Total	$39.5

The amount of rent expense was $7.9, $8.0, and $8.1 for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Commitments

On August 1, 2009, the Company entered into a new service agreement with a third party service provider to outsource the majority of its information technology infrastructure, effectively terminating the previous agreement with this vendor which was scheduled to expire in July 2010. The initial term of the new service agreement expires in July 2014, subject to early termination in certain cases, with two one-year extensions at the Company’s election. Under the terms of the service agreement, the Company agreed to pay an annual service fee ranging from $10.6 to $11.4 for five years. The Company incurred service fee expenses of $11.2, $11.8 and $12.8 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, unfunded mortgage loan commitments were $4.5 and $9.0, respectively.

The Company had no other material commitments or contingencies at December 31, 2009 and 2008.

16.	Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees that includes a matching contribution of 100% of a participant’s contributions up to 6% of eligible compensation. Defined contribution plan expense was $4.5, $4.5 and $4.2 for the years ended December 31, 2009, 2008, and 2007, respectively.

Performance Share Plan

The Company has a performance share plan (the “Performance Share Plan”) that provides incentives to selected executives based on the long-term success of the Company. Awards under the Performance Share Plan are typically made in the form of performance shares with a three-year award period. The value of each performance share is determined at the discretion of the Company’s Board of Directors, based on achievement of a specified growth target, and is paid in cash. The expense recorded for grants related to the Performance Share Plan was $8.3, $6.0 and $9.4 for the years ended December 31, 2009, 2008, and 2007, respectively.

Equity Plan and Employee Stock Purchase Plan

In October 2007, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Equity Plan and the Employee Stock Purchase Plan (or ESPP) and reserved 7,830,000 and 870,000 shares of common stock, respectively, for issuance under these plans. In August 2009, the Company’s Board of Directors granted 83,160 shares of restricted stock under the Equity Plan with an aggregate fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of $1.1 and a 28-month vesting period. As of December 31, 2009, no shares have been issued under the ESPP.

17.	Dividends

Intracompany Dividends

The Company’s insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive 12-month period without regulatory approval. Accordingly, based on statutory limits as of December 31, 2008, the Company was eligible to receive dividends from its insurance subsidiaries during 2009 without obtaining regulatory approval as long as the aggregate dividends paid over the twelve months preceding any dividend payment date in 2009 did not exceed $117.9. The Company received no dividends from its insurance subsidiaries during 2009. Based on state regulations as of December 31, 2009, the Company is eligible to receive dividends from its insurance subsidiaries during 2010 without obtaining regulatory approval as long as the aggregate dividends paid over the 12 months preceding any dividend payment date in 2010 do not exceed $141.5.

Dividends to Stockholders

The Company paid no dividends to its stockholders and warrant holders of record during the years ended December 31, 2009 and 2008. On October 19, 2007, the Company paid cash dividends totaling $200.0, or $1.79 per share, to its stockholders and warrant holders of record as of October 12, 2007.

18.	Statutory-Basis Information

The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

The statutory net income (loss) for the Company’s insurance subsidiaries is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory net income (loss):
Symetra Life Insurance Company	$43.1	$36.7	$134.1
First Symetra National Life Insurance Company of New York	(0.6)	(2.2)	2.4
Symetra National Life Insurance Company	0.2	0.5	0.4

Total	$42.7	$35.0	$136.9

Statutory capital and surplus for Symetra Life Insurance Company was $1,415.4 and $1,179.0 for the years ended December 31, 2009 and 2008, respectively.

Life and health insurance companies are subject to certain risk-based capital requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on various risk factors related to it. At December 31, 2009 and 2008, Symetra Life Insurance Company and its subsidiaries met the risk-based capital requirements.

19.	Related Parties

The Company entered into an Investment Management Agreement on March 14, 2004, with White Mountains Advisors, LLC (WMA), a subsidiary of White Mountains Investment Group, Ltd. This agreement,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as amended, provides for investment advisory services related to the Company’s invested assets and portfolio management services. Expenses amounted to $14.0, $14.6, and $15.3 for the years ended December 31, 2009, 2008 and 2007, respectively. As of both December 31, 2009 and 2008, amounts due to WMA were $3.5.

20.	Segment Information

The Company offers a broad range of products and services that include retirement, life insurance, group health and employee benefits products. These operations are managed separately as five reportable segments based on product groupings: Group, Retirement Services, Income Annuities, Individual and Other.

The primary segment profitability measure that management uses is segment pre-tax adjusted operating income (loss), which is calculated by adjusting income (loss) before federal income taxes to exclude net realized investment gains (losses), and for the Retirement Services’ segment to include the net investment gains (losses) on FIA options.

When evaluating segment pre-tax adjusted operating income (loss) in the Retirement Services’ segment, management includes the net investment gains (losses) from options related to an FIA hedging program. This program consists of buying S&P 500 Index call options. The Company uses index options to hedge the equity return component of FIA products. These options do not qualify as hedge instruments or for hedge accounting treatment. The net gains (losses) from the options are recorded in net realized investment gains (losses). Since the interest incurred on the Company’s FIA products is included as a component of interest credited, it is more meaningful to evaluate results inclusive of the results of the hedge program.

•	Group. Group offers medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance, and disability income insurance mainly to employer groups of 50 to 5,000 individuals. Group also offers managing general underwriting services.

•	Retirement Services. Retirement Services offers fixed and variable deferred annuities, including tax-sheltered annuities, IRAs and group annuities, to qualified retirement plans, including Section 401(k) and 457 plans.

•	Income Annuities. Income Annuities offers SPIAs for customers seeking a reliable source of retirement income and structured settlement annuities to fund third party personal injury settlements.

•	Individual. Individual offers a wide array of term, universal and variable life insurance products, as well as BOLI.

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, the results of small, noninsurance businesses that are managed outside of the operating segments and intersegment elimination entries. In addition, beginning in the third quarter of 2008, the Company includes its net gains (losses) related to investments in hedge and private equity funds in this segment, reported through net investment income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2).

The Company allocates capital and related investment income to each segment using a risk-based capital formula.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present selected financial information by segment and reconciles segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	Year Ended December 31, 2009
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total

Operating revenues:
Premiums and other considerations	$432.2	$—	$—	$141.4	$—	$573.6
Net investment income	17.8	388.0	422.4	265.2	20.2	1,113.6
Other revenues	14.9	16.8	0.5	13.2	11.0	56.4
Net investment gains on FIA options	—	0.8	—	—	—	0.8

Total operating revenues	464.9	405.6	422.9	419.8	31.2	1,744.4
Benefits and expenses:
Policyholder benefits and claims	295.4	(2.2)	—	57.3	—	350.5
Interest credited	—	256.9	357.9	235.3	(3.3)	846.8
Other underwriting and operating expenses	106.2	55.9	21.0	55.4	14.2	252.7
Interest expense	—	—	—	—	31.8	31.8
Amortization of deferred policy acquisition costs	7.9	36.4	1.6	5.5	—	51.4

Total benefits and expenses	409.5	347.0	380.5	353.5	42.7	1,533.2

Segment pre-tax adjusted operating income (loss)	$55.4	$58.6	$42.4	$66.3	$(11.5)	$211.2

Operating revenues	$464.9	$405.6	$422.9	$419.8	$31.2	$1,744.4
Add: Net realized investment gains (losses), excluding FIA options	(3.8)	(21.3)	20.1	(14.1)	(11.0)	(30.1)

Total revenues	461.1	384.3	443.0	405.7	20.2	1,714.3
Total benefits and expenses	409.5	347.0	380.5	353.5	42.7	1,533.2

Income (loss) before income taxes	$51.6	$37.3	$62.5	$52.2	$(22.5)	$181.1

As of December 31, 2009:
Total investments	$147.2	$7,250.5	$6,396.4	$4,702.1	$1,686.9	$20,183.1
Deferred policy acquisition costs	3.2	174.8	22.4	50.0	—	250.4
Goodwill	26.3	—	—	—	—	26.3
Separate account assets	—	755.7	—	84.4	—	840.1
Total assets	272.6	8,433.0	6,625.7	5,176.1	1,930.1	22,437.5
Future policy benefits, losses, claims and loss expenses(1)	173.6	7,645.1	6,704.4	4,834.5	(20.4)	19,337.2
Unearned premiums	1.8	—	—	10.3	—	12.1
Other policyholders’ funds	14.8	10.5	21.9	59.6	7.0	113.8
Notes payable	—	—	—	—	448.9	448.9

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total

Operating revenues:
Premiums and other considerations	$449.8	$0.1	$—	$134.9	$—	$584.8
Net investment income (loss)	17.8	261.1	423.4	254.6	(0.4)	956.5
Other revenues	19.0	20.2	0.9	16.0	11.7	67.8
Net investment losses on FIA options	—	(2.9)	—	—	—	(2.9)

Total operating revenues	486.6	278.5	424.3	405.5	11.3	1,606.2
Benefits and expenses:
Policyholder benefits and claims	295.9	(6.8)	—	59.4	—	348.5
Interest credited	—	176.4	364.5	227.7	(2.5)	766.1
Other underwriting and operating expenses	115.7	57.4	21.9	57.3	13.5	265.8
Interest expense	—	—	—	—	31.9	31.9
Amortization of deferred policy acquisition costs	8.1	14.9	1.4	1.4	—	25.8

Total benefits and expenses	419.7	241.9	387.8	345.8	42.9	1,438.1

Segment pre-tax adjusted operating income (loss)	$66.9	$36.6	$36.5	$59.7	$(31.6)	$168.1

Operating revenues	$486.6	$278.5	$424.3	$405.5	$11.3	$1,606.2
Add: Net realized investment losses, excluding FIA options	(0.1)	(17.9)	(99.6)	(16.8)	(20.7)	(155.1)

Total revenues	486.5	260.6	324.7	388.7	(9.4)	1,451.1
Total benefits and expenses	419.7	241.9	387.8	345.8	42.9	1,438.1

Income (loss) before income taxes	$66.8	$18.7	$(63.1)	$42.9	$(52.3)	$13.0

As of December 31, 2008:
Total investments	$161.5	$4,636.6	$5,865.6	$4,129.2	$1,459.6	$16,252.5
Deferred policy acquisition costs	3.3	183.0	14.5	46.7	—	247.5
Goodwill	24.3	—	—	—	—	24.3
Separate account assets	—	645.7	—	70.5	—	716.2
Total assets	295.1	6,005.9	6,301.8	4,703.7	1,923.1	19,229.6
Future policy benefits, losses, claims and loss expenses(1)	192.1	5,661.0	6,756.4	4,737.5	(11.4)	17,335.6
Unearned premiums	1.4	—	—	10.5	—	11.9
Other policyholders’ funds	10.0	63.8	4.9	30.7	7.9	117.3
Notes payable	—	—	—	—	448.8	448.8

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total

Operating revenues:
Premiums and other considerations	$392.1	$—	$—	$138.4	$—	$530.5
Net investment income	18.1	244.3	439.3	244.1	27.8	973.6
Other revenues	15.2	24.5	0.8	15.0	13.2	68.7
Add: Net investment losses on FIA options	—	(2.3)	—	—	—	(2.3)

Total operating revenues	425.4	266.5	440.1	397.5	41.0	1,570.5
Benefits and expenses:
Policyholder benefits and claims	213.1	(8.3)	—	62.3	—	267.1
Interest credited	—	165.5	371.5	216.3	(1.0)	752.3
Other underwriting and operating expenses	112.3	69.1	22.4	57.7	20.4	281.9
Interest expense	—	—	—	—	21.5	21.5
Amortization of deferred policy acquisition costs	8.4	6.0	1.1	2.5	—	18.0

Total benefits and expenses	333.8	232.3	395.0	338.8	40.9	1,340.8

Segment pre-tax adjusted operating income	$91.6	$34.2	$45.1	$58.7	$0.1	$229.7

Total operating revenues	$425.4	$266.5	$440.1	$397.5	$41.0	$1,570.5
Add: Net realized investment gains (losses), excluding FIA options	(0.1)	(7.5)	23.0	(1.5)	5.2	19.1

Total revenues	425.3	259.0	463.1	396.0	46.2	1,589.6
Total benefits and expenses	333.8	232.3	395.0	338.8	40.9	1,340.8

Income before income taxes	$91.5	$26.7	$68.1	$57.2	$5.3	$248.8

As of December 31, 2007:
Total investments	$255.9	$3,976.0	$6,830.3	$4,299.6	$1,543.2	$16,905.0
Deferred policy acquisition costs	3.5	84.3	10.9	34.2	—	132.9
Goodwill	22.3	—	—	—	—	22.3
Separate account assets	—	1,059.3	—	122.6	—	1,181.9
Total assets	385.3	5,337.0	7,132.5	4,818.9	1,886.5	19,560.2
Future policy benefits, losses, claims and loss expenses(1)	171.2	4,438.4	6,891.1	4,560.3	(3.2)	16,057.8
Unearned premiums	1.6	—	—	9.9	—	11.5
Other policyholders’ funds	11.2	7.0	4.3	26.6	7.7	56.8
Notes payable	—	—	—	—	448.6	448.6

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for years ended December 31, 2009 and 2008 are summarized in the table below.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except for per share data)

2009
Total revenues	$378.8	$443.3	$451.7	$440.5
Total benefits and expenses	371.6	377.1	389.5	395.0

Income from operations before income taxes	7.2	66.2	62.2	45.5
Net income	5.1	47.0	44.1	32.1
Net income per common share:
Basic	$0.05	$0.42	$0.40	$0.29
Diluted	$0.05	$0.42	$0.40	$0.29
2008
Total revenues	$365.0	$400.4	$341.7	$344.0
Total benefits and expenses	360.3	360.2	352.3	365.3

Income (loss) from operations before income taxes	4.7	40.2	(10.6)	(21.3)
Net income (loss)	3.3	28.5	(4.8)	(4.9)
Net income (loss) per common share:
Basic(1)	$0.03	$0.26	$(0.05)	$(0.05)
Diluted(1)	$0.03	$0.26	$(0.05)	$(0.05)

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to share weighting, rounding, and, in periods of quarterly net losses, the anti-dilutive effect of the outstanding warrants and restricted shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) of the 1934 Act, as of December 31, 2009. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management of Symetra Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) of the 1934 Act.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to rules established by the SEC, which do not require these reports in the Company’s first Form 10-K filed with the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors Executive Officers and Corporate Governance

The information required by Item 10 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the captions “Election of Directors,” Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners

The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements: The information required herein has been provided in Item 8 — “Financial Statements and Supplementary Data.”

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets — As of December 31, 2009 and 2008 (page 101)

•	Consolidated Statements of Income — Years ended December 31, 2009, 2008 and 2007 (page 102)

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2009, 2008 and 2007 (page 103)

•	Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008 and 2007 (page 104)

•	Notes to Consolidated Financial Statements — Years ended December 31, 2009, 2008 and 2007 (pages 105 to 145)

2. Financial schedules required to be filed by Item 8 of this form, and by Item 15(d):

•	Schedule I — Summary of Investments — Other Than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant (Parent Company Only)

We omit other schedules from this list — and from this Form 10-K — because they either are not applicable or the information is included in our audited consolidated financial statements.

3. Exhibits — Please refer to the Exhibit Index on page 155.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:	/s/ Randall H. Talbot
Name:     Randall H. Talbot

Title:	President and Chief Executive Officer

Date: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated as of March 8, 2010.

	Signature	Title

	/s/ Randall H. Talbot* Randall H. Talbot	President, Chief Executive Officer and Director (Principal Executive Officer)

	/s/ Margaret A. Meister* Margaret A. Meister	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	/s/ David T. Foy* David T. Foy	(Director)

	/s/ Lois W. Grady* Lois W. Grady	(Director)

	/s/ Sander M. Levy* Sander M. Levy	(Director)

	/s/ Robert R. Lusardi* Robert R. Lusardi	(Director)

	/s/ David I. Schamis* David I. Schamis	(Director)

	/s/ Lowndes A. Smith* Lowndes A. Smith	(Director)

By:	/s/ George Pagos George C. Pagos, Attorney-in-Fact*

Schedule I

Summary of Investments — Other Than Investments in Related Parties
Year Ended December 31, 2009

	Cost or		Amount as
	Amortized	Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(In millions)

Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$41.6	$43.9	$43.9
States, municipalities and political subdivisions	519.3	483.7	483.7
Foreign governments	26.7	27.4	27.4
Public utilities(1)	1,757.2	1,758.8	1,758.8
Convertible bonds and bonds with warrants attached	47.1	51.8	51.8
All other corporate bonds(2)	10,516.6	10,587.5	10,587.5
Mortgage-backed securities(3)	5,488.4	5,481.1	5,481.1
Redeemable preferred stock	16.4	14.6	14.6

Total fixed maturities	18,413.3	18,448.8	18,448.8
Marketable equity securities:
Common stock:
Public utilities	17.3	15.0	15.0
Banks, trusts, and insurance companies(4)	14.2	13.8	13.8
Industrial, miscellaneous, and all other(5)	126.4	116.0	116.0
Nonredeemable preferred stock	51.9	36.1	36.1

Total marketable equity securities	209.8	180.9	180.9
Mortgage loans(6)	1,206.9	1,190.1	1,201.7
Policy loans	73.9	73.9	73.9
Other investments	157.1	122.4	122.4

Total investments	$20,061.0	$20,016.1	$20,027.7

(1)	The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with a cost and fair value of $68.4 and $71.9, respectively.

(2)	The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with a cost and fair value of $68.8 and $70.7, respectively.

(3)	The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with a cost and fair value of $3.2 and $2.9, respectively.

(4)	The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $4.3 and $4.8, respectively.

(5)	The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $4.4 and $5.1, respectively.

(6)	The amount shown in the consolidated balance sheet for mortgage loans differs from the cost presented above, as the amount in the consolidated balance sheet is presented net of an $8.2 allowance and includes a purchase accounting adjustment.

Schedule II

Condensed Statements of Financial Position
(Parent Company Only)

	December 31,
	2009	2008
	(In millions, except share and per share data)

Assets
Cash and investments:
Investments	$44.1	$110.8
Investment in subsidiaries	1,782.1	533.0
Cash and cash equivalents	16.4	60.8

Total cash and investments	1,842.6	704.6
Current and deferred income tax receivables	21.4	20.4
Receivables due from affiliates	39.9	24.8
Other assets	17.0	21.1

Total assets	$1,920.9	$770.9

Liabilities and stockholders’ equity
Notes payable	$448.9	$448.8
Other liabilities	38.7	35.9

Total liabilities	487.6	484.7
Common stock, par value $0.01 per share, 750,000,000 shares authorized and 92,729,455 and 92,646,295 shares issued and outstanding as of December 31, 2009 and 2008	0.9	0.9
Additional paid-in-capital	1,165.7	1,165.5
Retained earnings	316.4	172.4
Accumulated other comprehensive loss	(49.7)	(1,052.6)

Total stockholders’ equity	1,433.3	286.2

Total liabilities and stockholders’ equity	$1,920.9	$770.9

See accompanying notes.

Schedule II — (Continued)

Condensed Statements of Income
(Parent Company Only)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions)

Revenues:
Dividends from subsidiaries:
Symetra Life Insurance Company	$—	$100.0	$166.4
Other subsidiaries	14.1	15.7	5.7
Net investment income (loss)	10.5	(14.8)	3.3
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(0.3)	(8.0)	(0.4)
Other net realized investment gains (losses)	0.1	(4.3)	7.2

Total net realized investment gains (losses)	(0.2)	(12.3)	6.8

Total revenues	24.4	88.6	182.2
Expenses:
Interest expense	31.8	31.9	21.5
Operating expenses	1.4	0.8	3.7

Total expenses	33.2	32.7	25.2

Income (loss) from operations before income taxes	(8.8)	55.9	157.0
Income tax benefit	(8.3)	(22.6)	(5.0)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(0.5)	78.5	162.0
Equity in undistributed net income (loss) of subsidiaries:
Symetra Life Insurance Company	131.4	(52.3)	1.1
Other subsidiaries	(2.6)	(4.1)	4.2

Total equity in undistributed net income (loss) of subsidiaries	128.8	(56.4)	5.3

Net income	$128.3	$22.1	$167.3

See accompanying notes.

Schedule II — (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In millions)

Cash flows from operating activities
Net income	$128.3	$22.1	$167.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(128.8)	56.4	(5.3)
Net realized investment (gains) losses	0.2	12.3	(6.8)
Changes in accrued items and other adjustments, net	(23.1)	2.5	(4.1)

Total adjustments	(151.7)	71.2	(16.2)

Net cash provided by (used in) operating activities	(23.4)	93.3	151.1
Cash flows from investing activities
Purchases of investments	(78.6)	(173.6)	(91.9)
Sales of investments	48.8	150.7	33.3
Maturities, calls, paydowns and other	10.8	18.9	6.0
Acquisitions, net of cash received	(2.0)	(2.0)	(22.4)
Other, net	—	0.2	10.1

Net cash used in investing activities	(21.0)	(5.8)	(64.9)
Cash flows from financing activities
Capital contributions	—	(65.1)	—
Dividend distributions	—	—	(200.0)
Proceeds from note payable	—	—	149.8
Other, net	—	—	(10.4)

Net cash used in financing activities	—	(65.1)	(60.6)

Net increase (decrease) in cash and cash equivalents	(44.4)	22.4	25.6
Cash and cash equivalents at beginning of period	60.8	38.4	12.8

Cash and cash equivalents at end of period	$16.4	$60.8	$38.4

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$31.0	$31.3	$18.5

See accompanying notes.

Schedule II — (Continued)

Notes to Condensed Financial Statements
(Parent Company Only)
(In millions)

1.	Organization and Presentation

The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Symetra Financial Corporation (“the Company”) on a separate-company basis. These condensed financial statements do not include the accounts of the Company’s wholly owned subsidiaries, but instead include the Company’s investment in those subsidiaries, stated at amounts that are substantially equal to the Company’s equity in the subsidiaries’ net assets. Therefore, the accompanying financial statements are not those of the primary reporting entity.

Additional information about accounting policies pertaining to investments and other significant areas, the Company’s notes payable, and commitments and contingencies are as set forth in Notes 2, 12, and 15, respectively, to the audited consolidated financial statements of the Company.

2.	Related Parties

The Company received cash dividends of $14.1, $115.7, and $172.1 from its subsidiaries for the years ended December 31, 2009, 2008, and 2007, respectively.

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation (incorporated by reference to Exhibit 3.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
3.2	Form of Bylaws of Symetra Financial Corporation (incorporated by reference to Exhibit 3.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)
4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank dated March 30, 2006 (incorporated by reference to Exhibit 4.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.3	Warrant Certificate — General Reinsurance Corporation, dated October 26, 2007 (incorporated by reference to Exhibit 4.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.4	Warrant Certificate — White Mountains Re (NL) B.V., dated July 24, 2008 (incorporated by reference to Exhibit 4.4 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.5	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 16, 2007 (including Assignment and Assumption by and between Lehman Commercial Paper, Inc. and Barclays Bank PLC dated as of October 7, 2009) (incorporated by reference to Exhibit 4.5 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.6	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007 (incorporated by reference to Exhibit 4.6 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.7	Indenture between Symetra Financial Corporation and U.S. Bank National Association, as trustee, dated as of October 10, 2007 (incorporated by reference to Exhibit 4.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004 (incorporated by reference to Exhibit 9.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004 (incorporated by reference to Exhibit 9.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004 (incorporated by reference to Exhibit 9.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.2	Coinsurance Reinsurance Agreement dated as of January 1, 1998 (the “RGA Agreement”) between Safeco Life Insurance Company and RGA Reinsurance Company (including the two Amendments to the RGA Agreement dated as of June 19, 2002, Amendment to the RGA Agreement dated as of September 23, 2002 and Addendum to the RGA Agreement dated as of August 12, 2003) (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.3	Group Short Term Disability Reinsurance Agreement dated as of January 1, 1999 (the “Short Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Short Term Agreement dated as of July 1, 2006 and Amendment No. 2 to the Short Term Agreement dated as of December 8, 2006) (incorporated by reference to Exhibit 10.3 of Amendment No. 2 to Form S-1 (Registration No. 333-162344) filed on November 10, 2009)

Exhibit
Number	Description

10.4	Group Long Term Disability Reinsurance Agreement dated as of January 1, 1999 (the “Long Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Long Term Agreement dated as of January 1, 2000, Amendment to the Long Term Agreement dated as of January 1, 2006, Amendment No. 3 to the Long Term Agreement dated as of July 1, 2006, Amendment No. 4 to the Long Term Agreement dated as of December 8, 2006 and Amendment No. 5 to the Long Term Agreement dated as of September 1, 2008) (incorporated by reference to Exhibit 10.4 of Amendment No. 2 to Form S-1 (Registration No. 333-162344) filed on November 10, 2009)
10.5	Coinsurance Agreement dated as of August 24, 2001 between Safeco Life Insurance Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.6	Coinsurance Funds Withheld Reinsurance Agreement dated as of December 1, 2001 between Safeco Life Insurance Company and Transamerica Insurance Company (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.7	Investment Management Agreement between White Mountains Advisors LLC and Occum Acquisition Corp., dated as of March 14, 2004 (including Amendment to Investment Management Agreement dated as of September 30, 2004, Amendment No. 2 to the Investment Management Agreement dated as of August 1, 2005, Amendment No. 3 to the Investment Management Agreement dated as of October 1, 2005 and Amendment No. 4 to the Investment Management Agreement dated as of March 9, 2007) (incorporated by reference to Exhibit 10.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.8	Agency Agreement dated as of March 10, 2006 among Symetra Life Insurance Company, WM Financial Services, Inc. and WMFS Insurance Services, Inc. (including Addendum to the Agency Agreement dated as of February 22, 2007, Amendment to the Agency Agreement dated as of March 26, 2007, Amendment to the Agency Agreement dated as of July 17, 2007, Amendment to the Agency Agreement dated as of December 18, 2007, Amendment to the Agency Agreement dated as of September 15, 2008, Amendment to the Agency Agreement dated as of September 23, 2008, Addendum to the Agency Agreement dated as of September 23, 2008, Assignment of Agency Agreement between Symetra Life Insurance Company and WaMu Investments, Inc. (formerly WM Financial Services, Inc.) dated as of May 2, 2009 among Symetra Life Insurance Company, WaMu Investments, Inc. (formerly WM Financial Services, Inc.), WMFS Insurance Services, Inc. and Chase Insurance Agency, Inc. and Amendment to the Agency Agreement dated as of May 2, 2009) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.9	Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.10	Symetra Financial Corporation Performance Share Plan 2006-2008 (incorporated by reference to Exhibit 10.10 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.11	Symetra Financial Corporation Performance Share Plan 2007-2009 (incorporated by reference to Exhibit 10.11 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.12	Symetra Financial Corporation Performance Share Plan 2008-2010 (incorporated by reference to Exhibit 10.12 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.13	Symetra Financial Corporation Performance Share Plan 2009-2011 (incorporated by reference to Exhibit 10.13 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.14	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

Exhibit
Number	Description

10.15	2008 Sales Incentive Plan for Pat McCormick (incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.16	Symetra Financial Corporation Equity Plan (incorporated by reference to Exhibit 10.16 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.17	Symetra Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.18	2009 Sales Incentive Plan for Pat McCormick (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)†
10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 of Amendment No. 2 to Form S-1 (Registration No. 333-162344) filed on November 10, 2009)
10.20	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)
14.1	Code of Business Conduct*
21.1	Subsidiaries of Symetra Financial Corporation (incorporated by reference to Exhibit 21.1 of Amendment No. 4 to Form S-1 (Registration No. 333-162344) filed on January 6, 2010)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page to this Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*	Filed herewith