Form 10-Q
period 2010-03-31
Symetra Financial CORP
filed 2010-05-14
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33808
SYMETRA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0978027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 108th Avenue NE, Suite 1200
Bellevue, Washington 98004
(Address of principal executive offices, including zip code)
(425) 256-8000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of May 12, 2010, the Registrant had 118,086,019 common voting shares outstanding, with a par value of $0.01 per share.

Forward-Looking Statements
          This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to Symetra Financial Corporation’s:
•	estimates or projections of revenues, net income, net income per share, adjusted operating income, adjusted operating income per share, market share or other financial forecasts;

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans; and

•	business and growth strategy.
          These statements are based on certain assumptions and analyses made by Symetra in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to Symetra’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:
•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase Symetra’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act; and

•	the risks that are described in Item 1A—“Risk Factors” in this report and Symetra’s 2009 Annual Report on Form 10-K.
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

PART I — Financial Information

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2010	December 31, 2009
	(In millions, except share and per share data)
	(Unaudited)

ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (cost: $18,978.4 and $18,553.7, respectively)	$19,390.6	$18,594.3
Marketable equity securities, at fair value (cost: $52.6 and $52.6, respectively)	37.6	36.7
Trading securities:
Marketable equity securities, at fair value (cost: $158.3 and $165.9, respectively)	151.0	154.1
Mortgage loans, net	1,228.0	1,201.7
Policy loans	73.4	73.9
Short-term investments	54.0	2.1
Investments in limited partnerships (includes $25.2 and $24.7 measured at fair value, respectively)	130.6	110.2
Other invested assets	9.1	10.1

Total investments	21,074.3	20,183.1
Cash and cash equivalents	389.3	257.8
Accrued investment income	247.5	237.2
Accounts receivable and other receivables	97.1	70.1
Reinsurance recoverables	277.9	276.6
Deferred policy acquisition costs	227.5	250.4
Goodwill	26.8	26.3
Current income taxes recoverable	19.6	20.2
Deferred income tax assets, net	69.1	191.2
Other assets	80.5	84.5
Separate account assets	854.1	840.1

Total assets	$23,363.7	$22,437.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$19,222.9	$18,816.7
Future policy benefits	395.8	394.9
Policy and contract claims	120.6	125.6
Unearned premiums	14.5	12.1
Other policyholders’ funds	108.6	113.8
Notes payable	448.9	448.9
Other liabilities	226.6	252.1
Separate account liabilities	854.1	840.1

Total liabilities	21,392.0	21,004.2
Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,086,019 and 92,729,455 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1.2	0.9
Additional paid-in capital	1,448.3	1,165.7
Retained earnings	362.7	316.4
Accumulated other comprehensive income (loss), net of taxes	159.5	(49.7)

Total stockholders’ equity	1,971.7	1,433.3

Total liabilities and stockholders’ equity	$23,363.7	$22,437.5

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
	2010	2009
	(In millions, except per share data)
	(Unaudited)	(Unaudited)
Revenues:
Premiums	$119.0	$119.5
Net investment income	286.9	262.7
Policy fees, contract charges, and other	40.5	39.6
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(17.9)	(51.6)
Less: portion of losses recognized in other comprehensive income (loss)	8.2	23.8

Net impairment losses recognized in earnings	(9.7)	(27.8)
Other net realized investment gains (losses)	16.5	(15.2)

Total net realized investment gains (losses)	6.8	(43.0)

Total revenues	453.2	378.8

Benefits and expenses:
Policyholder benefits and claims	86.2	94.4
Interest credited	218.5	195.6
Other underwriting and operating expenses	59.6	63.0
Interest expense	8.0	7.9
Amortization of deferred policy acquisition costs	15.4	10.7

Total benefits and expenses	387.7	371.6

Income from operations before income taxes	65.5	7.2

Provision for income taxes:
Current	9.9	1.9
Deferred	9.3	0.2

Total provision for income taxes	19.2	2.1

Net income	$46.3	$5.1

Net income per common share:
Basic	$0.35	$0.05
Diluted	$0.35	$0.05

Weighted-average number of common shares outstanding:
Basic	131.018	111.622
Diluted	131.038	111.622
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
	(In millions)
	(Unaudited)
Balances as of January 1, 2009	$0.9	$1,165.5	$172.4	$(1,052.6)	$286.2
Cumulative effect adjustment — new accounting guidance (net of taxes: $(8.4))	—	—	15.7	(15.7)	—
Comprehensive loss, net of taxes:
Net income	—	—	5.1	—	5.1
Other comprehensive loss (net of taxes: $(49.9))	—	—	—	(92.8)	(92.8)

Total comprehensive loss, net of taxes					(87.7)

Balances as of March 31, 2009	$0.9	$1,165.5	$193.2	$(1,161.1)	$198.5

Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3
Common stock issued (net of issuance costs: $20.4)	0.3	282.4	—	—	282.7
Comprehensive income, net of taxes:
Net income	—	—	46.3	—	46.3
Other comprehensive income (net of taxes: $112.7)	—	—	—	209.2	209.2

Total comprehensive income, net of taxes					255.5
Stock-based compensation	—	0.2	—	—	0.2

Balances as of March 31, 2010	$1.2	$1,448.3	$362.7	$159.5	$1,971.7

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(In millions)
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$46.3	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) and losses	(6.8)	43.0
Accretion and amortization of invested assets, net	8.8	5.4
Accrued interest on bonds	(11.5)	(8.2)
Amortization and depreciation	4.2	3.3
Deferred income tax provision	9.3	0.2
Interest credited on deposit contracts	218.5	195.6
Mortality and expense charges and administrative fees	(25.4)	(25.1)
Changes in:
Accrued investment income	(10.3)	(17.7)
Deferred policy acquisition costs, net	(14.1)	(48.1)
Other receivables	0.2	2.0
Future policy benefits	0.9	(0.1)
Policy and contract claims	(5.0)	(8.6)
Current income taxes recoverable	0.6	2.2
Other assets and liabilities	(6.3)	19.4
Other, net	0.2	(0.2)

Total adjustments	163.3	163.1

Net cash provided by operating activities	209.6	168.2
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(1,024.8)	(1,305.3)
Other invested assets and investments in limited partnerships	(8.9)	(2.4)
Issuances of mortgage loans	(45.8)	(39.0)
Issuances of policy loans	(4.7)	(5.2)
Maturities, calls, paydowns, and other	387.5	308.6
Securities lending collateral returned, net	—	10.4
Sales of:
Fixed maturities and marketable equity securities	176.4	29.7
Other invested assets and investments in limited partnerships	4.9	0.5
Repayments of mortgage loans	18.8	17.2
Repayments of policy loans	4.8	5.3
Net (increase) decrease in short-term investments	(51.9)	2.8
Purchases of property, equipment, and leasehold improvements	(0.4)	(0.3)

Net cash used in investing activities	(544.1)	(977.7)
Cash flows from financing activities
Policyholder account balances:
Deposits	$495.3	$1,016.9
Withdrawals	(295.2)	(301.8)
Securities lending collateral paid, net	—	(10.4)
Proceeds from issuance of common stock	282.7	—
Other, net	(16.8)	(42.6)

Net cash provided by financing activities	466.0	662.1

Net increase (decrease) in cash and cash equivalents	131.5	(147.4)
Cash and cash equivalents at beginning of period	257.8	468.0

Cash and cash equivalents at end of period	$389.3	$320.6

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	18.6	1.0
Bond exchanges	6.0	21.7
See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
1. Description of Business
          Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers group and individual insurance products and retirement products, including annuities marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities and individual life insurance. The accompanying interim financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are collectively referred to as “Symetra Financial” or “the Company.”
          On January 27, 2010, the Company completed an initial public offering (IPO) of its common stock at an offering price of $12.00 per share. The IPO included 25.260 newly issued shares of common stock sold by the Company, and 9.700 existing shares of common stock sold by selling stockholders. The Company received net proceeds from the offering of $282.5. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
2. Summary of Significant Accounting Policies
     Basis of Presentation and Use of Estimates
          The interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC), for interim reporting. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the interim consolidated financial statements and accompanying notes. These interim consolidated financial statements are unaudited but in management’s opinion include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation.
          The interim consolidated financial statements include the accounts of Symetra Financial Corporation and its subsidiaries that are wholly owned, directly or indirectly. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information to conform to the current period presentation. For the three months ended March 31, 2009, this included a $26.0 reclassification of cost of insurance charges on universal life-type contracts from premium revenues to policy fees, contract charges and other revenues on the consolidated statements of income. This reclassification did not change total revenues or amounts previously reported as other revenues that are now included in policy fees, contract charges and other.
          The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements as of that date but certain information and footnotes required by GAAP for complete financial statements have been excluded. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2010.
          During the first quarter of 2010, the Company revised its estimate for bonus interest reserves on one of its universal life products. This bonus interest is not earned by the contractholder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment has had on investment yields, the credited interest rate is being adjusted downward to the guaranteed minimum rate over the next year. As a result, for the three months ended March 31, 2010, income from operations before income taxes increased $7.4. The impact on net income for the period was $4.8, or $0.03 per share of common stock.
     Adoption of New Accounting Pronouncements
     ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R)
          In June 2009, the FASB issued SFAS No. 167 (ASC 810-10), Amendments to FASB Interpretation No. 46(R), which provides guidance for determining whether an entity is a variable interest entity (VIE); assessing which enterprise, if any, has a controlling financial interest in a VIE; and providing additional disclosures about involvement in such entities. This guidance changed the basis for determining the primary beneficiary of a VIE from a quantitative analysis to a primarily qualitative analysis and requires

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
reassessment of this determination at each reporting period. The Company adopted this guidance on January 1, 2010, and adoption of this guidance did not change the Company’s previous conclusions regarding its VIEs, which consist of its investments in limited partnerships.
          Based on the analysis of its investments in VIEs, the Company does not meet the definition of “primary beneficiary” of any of these VIEs as it lacks the power to direct the activities of its VIEs, and therefore has not consolidated these entities. The maximum exposure to loss as a result of the Company’s involvement in its VIEs, which includes unfunded commitments, was $170.3 and $147.3 as of March 31, 2010 and December 31, 2009, respectively.
     ASU 2010-6, Improving Disclosures about Fair Value Measurement
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurement. The guidance in this ASU requires additional disclosures about an entity’s fair value measurements, including information about inputs to Level 2 measurements, gross transfers into and out of Levels 1 and 2, and information about activity for Level 3 measurements on a gross basis. It also clarifies the level of disaggregation required for existing fair value disclosures. The Company adopted this guidance on January 1, 2010, except for the provisions regarding activity for Level 3 measurements presented on a gross basis, which will be adopted on January 1, 2011, as provided for in the guidance. See Note 5 for the Company’s disclosures related to fair value measurements.
     Accounting Pronouncements Not Yet Adopted
     ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments
          In April 2010, the FASB issued ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The guidance in this ASU clarifies that an insurer should only consider its ownership interests held within its general account when determining if an entity holds a controlling interest, and thus, excluding interests held in a separate account. It does not change the guidance for consolidating investments when the general account holds a controlling interest. The Company will adopt this guidance on January 1, 2011, which will not change the Company’s current practice of excluding ownership interests held in its separate account from its consolidation analysis.
3. Earnings Per Share
          Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period, adjusted for the potential issuance of common stock, if dilutive.
          The outstanding warrants, exercisable for 18.976 common shares, are considered participating securities or potential common stock securities that are included in weighted-average common shares outstanding for purposes of computing basic earnings per share using the two-class method. The warrants are considered participating securities or potential common stock securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis.
          The Company has issued restricted stock to certain employees, which are subject to service vesting conditions. These shares are included in the computation of earnings per share, weighted for the portion of the period the shares were outstanding. Certain of the restricted shares are considered participating securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Non-participating restricted stock is included in diluted earnings per share based on application of the treasury stock method.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income, as reported	$46.3	$5.1

Denominator:
Weighted-average common shares outstanding — basic	131.018	111.622
Add: Dilutive effect of restricted stock	0.020	—

Weighted-average common shares outstanding — diluted	131.038	111.622

Net income per common share:
Basic	$0.35	$0.05
Diluted	$0.35	$0.05
4. Investments
          The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (loss) (AOCI) represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also had a credit-related impairment.

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of March 31, 2010
Fixed maturities:
U.S. government and agencies	$41.6	$2.5	$—	$44.1	$(0.1)
State and political subdivisions	516.5	3.5	(30.1)	489.9	(0.6)
Corporate securities	12,863.4	597.8	(262.4)	13,198.8	(26.3)
Residential mortgage-backed securities	3,607.8	120.4	(78.9)	3,649.3	(44.5)
Commercial mortgage-backed securities	1,711.9	79.0	(16.1)	1,774.8	(3.9)
Other debt obligations(1)	237.2	13.3	(16.8)	233.7	(3.8)

Total fixed maturities	18,978.4	816.5	(404.3)	19,390.6	(79.2)
Marketable equity securities, available-for-sale	52.6	0.1	(15.1)	37.6	—

Total	$19,031.0	$816.6	$(419.4)	$19,428.2	$(79.2)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$41.6	$2.4	$(0.1)	$43.9	$(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	(1.3)
Corporate securities	12,454.8	487.5	(393.7)	12,548.6	(32.8)
Residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	(4.0)
Other debt obligations(1)	201.2	9.4	(17.6)	193.0	(3.8)

Total fixed maturities	18,553.7	651.0	(610.4)	18,594.3	(81.9)
Marketable equity securities, available-for-sale	52.6	0.1	(16.0)	36.7	—

Total	$18,606.3	$651.1	$(626.4)	$18,631.0	$(81.9)

(1)	As of March 31, 2010 and December 31, 2009, this includes foreign government securities, collateralized mortgage obligations, collateralized debt obligations and other asset-backed securities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. For fixed maturities, gross unrealized losses include the portion of OTTI recorded in AOCI. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of March 31, 2010
Fixed maturities:
State and political subdivisions	$38.3	$(0.9)	10	$307.0	$(29.2)	50
Corporate securities	1,347.3	(25.7)	125	2,120.4	(236.7)	227
Residential mortgage-backed securities	390.3	(3.3)	26	376.3	(75.6)	60
Commercial mortgage-backed securities	42.4	(0.5)	11	269.3	(15.6)	33
Other debt obligations	—	—	—	28.5	(16.8)	8

Total fixed maturities	$1,818.3	$(30.4)	172	$3,101.5	$(373.9)	378
Marketable equity securities, available-for-sale	—	—	—	37.1	(15.1)	5

Total	$1,818.3	$(30.4)	172	$3,138.6	$(389.0)	383

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$2.2	$(0.1)	1	$—	$—	—
State and political subdivisions	67.7	(1.9)	18	299.7	(35.4)	49
Corporate securities	1,404.0	(33.4)	151	2,504.0	(360.3)	291
Residential mortgage-backed securities	579.9	(9.4)	30	404.6	(91.6)	65
Commercial mortgage-backed securities	94.9	(1.4)	11	622.8	(59.3)	44
Other debt obligations	11.4	(0.2)	3	28.2	(17.4)	8

Total fixed maturities	$2,160.1	$(46.4)	214	$3,859.3	$(564.0)	457
Marketable equity securities, available-for-sale	—	—	—	36.3	(16.0)	5

Total	$2,160.1	$(46.4)	214	$3,895.6	$(580.0)	462

          Based on National Association of Insurance Commissioners (NAIC) ratings, as of March 31, 2010 and December 31, 2009, the Company held below-investment-grade fixed maturities with fair values of $1,080.1 and $1,032.1, respectively, and amortized costs of $1,169.3 and $1,165.1. These holdings amounted to 5.6% of the Company’s investments in fixed maturities at fair value as of both March 31, 2010 and December 31, 2009.
          The following table summarizes the amortized cost and fair value of fixed maturities as of March 31, 2010, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Cost or
	Amortized	Fair
	Cost	Value
One year or less	$688.7	$701.1
Over one year through five years	3,010.3	3,177.4
Over five years through ten years	4,563.7	4,790.9
Over ten years	5,225.5	5,122.4
Residential mortgage-backed securities	3,607.8	3,649.3
Commercial mortgage-backed securities	1,711.9	1,774.8
Other asset-backed securities	170.5	174.7

Total fixed maturities	$18,978.4	$19,390.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table summarizes the Company’s net investment income:

	For the Three Months Ended
	March 31,
	2010	2009
Fixed maturities	$271.0	$250.8
Marketable equity securities, available-for-sale	0.6	0.4
Marketable equity securities, trading	0.7	0.6
Mortgage loans	18.8	16.0
Policy loans	1.1	1.1
Investments in limited partnerships	(1.2)	(1.5)
Other	1.1	0.2

Total investment income	292.1	267.6
Investment expenses	(5.2)	(4.9)

Net investment income	$286.9	$262.7

          The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended
	March 31,
	2010	2009
Fixed maturities:
Gross gains on sales	$10.4	$0.5
Gross losses on sales	(1.1)	(0.6)
Other-than-temporary impairments	(9.7)	(27.8)
Other(1)	2.3	(4.3)

Total fixed maturities	1.9	(32.2)
Marketable equity securities, trading(2)	7.6	(15.3)
Other invested assets	(1.4)	(1.6)
Deferred policy acquisition costs adjustment	(1.3)	6.1

Net realized investment gains (losses)	$6.8	$(43.0)

(1)	This includes gains (losses) on calls and redemptions, as well as changes in fair value of the Company’s convertible securities totaling $2.5 and $0.1 for the three months ended March 31, 2010 and 2009.

(2)	This includes $4.8 and $(15.0) of gains (losses) related to changes in fair value of trading securities held as of March 31, 2010 and 2009, respectively.
     Other-Than-Temporary Impairments
          The Company’s review of investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate a credit loss exists.
          While all securities are monitored for impairment, the Company’s experience indicates that securities for which the cost or amortized cost exceeds fair value by less than 20% do not represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline in value. To make this determination for each security, the Company considers, among other factors:
•	Extent and duration of the decline in fair value below cost or amortized cost;

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations, earnings potential or compliance with terms and covenants of the security;

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
•	Any reduction or elimination of dividends or nonpayment of scheduled interest payments;

•	Other indications that a credit loss has occurred; and

•	The Company’s intent to sell a fixed maturity or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments and the Company’s liquidity needs.
          For fixed maturities, if the Company determines that the present value of the cash flows expected to be collected is less than the amortized cost of the security (i.e., a credit loss exists), the Company concludes that an OTTI has occurred. In order to determine the amount of the credit loss, the Company calculates the recovery value by performing a discounted cash flow analysis based on the current expectations of future cash flows it expects to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity. The effective interest rate is the original yield for corporate securities, or current yield for mortgage-backed securities.
     Determination of Credit Losses on Corporate Securities
          To determine the recovery value, credit loss and intent to sell for a corporate security, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:
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
     Determination of Credit Losses on Mortgage-backed Securities
          To determine the recovery value, credit loss and intent to sell for a mortgage-backed security, including residential, commercial and other asset-backed securities, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities:

	As of March 31, 2010		As of December 31, 2009
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$71.5	$(19.4)	$103.4	$(28.4)
6 consecutive months or more	309.8	(131.9)	517.9	(229.5)

Total underwater by 20% or more	381.3	(151.3)	621.3	(257.9)
All other underwater fixed maturities	4,538.5	(253.0)	5,398.1	(352.5)

Total underwater fixed maturities	$4,919.8	$(404.3)	$6,019.4	$(610.4)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
6 consecutive months or more	$16.3	$(10.2)	$35.6	$(15.9)

Total underwater by 20% or more	16.3	(10.2)	35.6	(15.9)
All other underwater marketable equity securities, available-for-sale	20.8	(4.9)	0.7	(0.1)

Total underwater marketable equity securities, available-for-sale	$37.1	$(15.1)	$36.3	$(16.0)

          As of March 31, 2010, $70.3, or 53.3%, of the gross unrealized losses on fixed maturities in an unrealized loss position by 20% or more for a period of six months or more were investment-grade securities. Unrealized losses on investment-grade securities are principally related to changes in interest rates or changes in the issuer and the sector-related credit spreads since the securities were acquired.
          The Company reviewed its investments in fixed maturities with unrealized losses as of March 31, 2010 in accordance with its impairment policy. The Company’s evaluation determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary, as it did not intend to sell these fixed maturities and it was not more likely than not that it will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s spread analysis, cash flow modeling and expected continuation of contractually required principal and interest payments.
          As of March 31, 2010, the Company did not intend to sell its underwater available-for-sale marketable equity securities, primarily consisting of non-redeemable preferred stock, and it had the intent and ability to hold them until recovery. Based on this analysis, including an evaluation of the near term prospects of the issuer, the Company concluded that the declines in fair value of these securities were temporary.
          Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$69.6	$73.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	6.0	10.2
For which an OTTI was previously recognized	1.5	8.4
Decreases attributable to:
Securities sold or paid down during the period	(7.6)	(0.1)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell(1)	—	(5.4)

Balance, end of period	$69.5	$86.1

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost.

5. Fair Value of Financial Instruments
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
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
          The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s financial assets recorded at fair value on the consolidated balance sheets are categorized as follows:
•	Level 1 — Unadjusted quoted prices in active markets for identical instruments. This level primarily consists of exchange-traded marketable equity securities and actively traded mutual fund investments.

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable. This level includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. All significant inputs are observable, derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the market place. Financial instruments in this category primarily include certain public and private corporate fixed maturities, government or agency securities and certain mortgage-backed securities.

•	Level 3 — Instruments whose significant value drivers are unobservable. This comprises financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturities, including corporate private placement securities, investments in private equity and hedge funds and trading securities where the Company cannot corroborate the significant valuation inputs with market observable data.
          The following tables present the financial instruments carried at fair value under the valuation hierarchy described above for assets accounted for at fair value on a recurring basis. The Company has no financial liabilities accounted for at fair value on a recurring basis:

	As of March 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$44.1	$—	$44.1	$—	—
State and political subdivisions	489.9	—	482.5	7.4	0.0%
Corporate securities	13,198.8	—	12,292.0	906.8	4.4
Residential mortgage-backed securities	3,649.3	—	3,388.5	260.8	1.3
Commercial mortgage-backed securities	1,774.8	—	1,751.7	23.1	0.1
Other debt obligations	233.7	—	222.9	10.8	0.1

Total fixed maturities, available-for-sale	19,390.6	—	18,181.7	1,208.9	5.9
Marketable equity securities, available-for-sale	37.6	35.8	—	1.8	0.0
Marketable equity securities, trading	151.0	150.5	—	0.5	0.0
Short-term investments	54.0	2.0	52.0	—	—
Investments in limited partnerships(1)	25.2	—	—	25.2	0.1
Other invested assets	3.8	—	—	3.8	0.0

Total investments	19,662.2	188.3	18,233.7	1,240.2	6.0
Separate account assets	854.1	854.1	—	—	—

Total	$20,516.3	$1,042.4	$18,233.7	$1,240.2	6.0%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Corporate securities	12,548.6	—	11,657.4	891.2	4.5
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	193.0	—	182.4	10.6	0.1

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Short-term investments	2.1	2.1	—	—	—
Investments in limited partnerships(1)	24.7	—	—	24.7	0.2
Other invested assets	4.6	—	—	4.6	0.0

Total investments	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

(1)	As of March 31, 2010 and December 31, 2009, this amount included investments in private equity and hedge funds.
     Fixed Maturities
          The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of March 31, 2010 and December 31, 2009, pricing services provided prices for 93.8% and 93.6% of the Company’s fixed maturities, respectively. Prices received from the pricing services are not adjusted and multiple prices for these securities are not obtained. The pricing services provide prices where observable inputs are available. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security until they are able to obtain such information.
          The Company analyzes the prices received from the pricing services to ensure that they represent a reasonable estimate of fair value and to gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination. This analysis is performed through various processes including evaluation of pricing methodologies and inputs, analytical reviews of certain prices between reporting periods, and back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sales prices.
          In situations where the Company is unable to obtain sufficient market-observable information upon which to estimate the fair value of a particular security, fair values are determined using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data. Such measurements are classified as Level 3, and typically include private placements and other securities that the pricing services are unable to price. As of March 31, 2010 and December 31, 2009, the Company had $914.1, or 4.7%, and $901.3, or 4.8%, of its fixed maturities invested in private placement securities, respectively. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $825.6, or 90.3%, and $819.8, or 91.0%, of these privately placed securities as Level 3 measurements, as of March 31, 2010 and December 31, 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     Corporate Securities
          As of March 31, 2010 and December 31, 2009, the fair value of the Company’s corporate securities classified as Level 2 measurements was $12,292.0 and $11,657.4, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of			As of
	March 31, 2010			December 31, 2009
		%	# of		%	# of
	Amount	of Total	Securities	Amount	of Total	Securities
Significant Security Sectors:
Industrials	$2,179.8	17.7%	209	$1,974.9	16.9%	227
Utilities	1,838.5	15.0	196	1,771.6	15.2	216
Financials	1,807.8	14.7	231	1,760.2	15.1	286
Consumer staples	1,782.5	14.5	135	1,731.0	14.8	150

Weighted-average coupon rate	6.5%			6.5%
Weighted-average remaining years to contractual maturity	13.0			13.3
          Corporate securities classified as Level 2 measurements are priced by independent pricing services, who utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many corporate securities do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.
          As of March 31, 2010, 88.7% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financials sector, 24.3%, the industrials sector, 22.1%, and the materials sector, 15.4%.
          As of December 31, 2009, 89.6% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financials sector, 22.4% the industrials sector, 22.7%, and the materials sector, 15.2%.
          The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of March 31, 2010		As of December 31, 2009
		Fair	% of Total	Fair	% of Total
NAIC Rating	Comparable Standard & Poor’s rating	Value	Fair Value	Value	Fair Value
1	AAA, AA, A	$153.8	19.1%	$153.5	19.2%
2	BBB	559.7	69.6	557.4	69.8
3 – 6	BB & below	90.5	11.3	87.3	11.0

Total		$804.0	100.0%	$798.2	100.0%

          The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these assets were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of March 31, 2010, the range of illiquidity adjustments varied from 0 to 50 basis points.
     Residential Mortgage-backed Securities
          As of March 31, 2010 and December 31, 2009, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,388.5 and $3,285.9, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 5.3% and 5.4% as of March 31, 2010 and December 31, 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          Agency securities comprised 85.7% and 84.7% of the Company’s Level 2 RMBS as of March 31, 2010 and December 31, 2009, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of		As of
	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Standard & Poor’s equivalent rating:
AAA	$177.4	36.6%	$200.8	39.9%
AA through BBB	116.6	24.1	140.2	27.8
BB & below	190.0	39.3	162.7	32.3

Total Non-agency RMBS	$484.0	100.0%	$503.7	100.0%

Non-agency RMBS with super senior subordination	$294.3	60.8%	$300.3	59.6%
          As of March 31, 2010 and December 31, 2009, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.8%, and $187.0 and $191.3, or 38.6% and 38.0%, respectively, had an origination or vintage year of 2004 and prior.
          Level 2 RMBS securities are priced by independent pricing services, who utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many RMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.
          As of March 31, 2010 and December 31, 2009, the Company’s Level 3 RMBS consisted of four agency securities backed by home equity conversion mortgages. The fair value of these securities was determined using an income approach. The significant inputs for the valuation model included a prepayment rate and a spread assumption that was based on observable transactions. The Company uses a standard prepayment speed ramp, in which the conditional prepayment rate, or CPR, is modeled to increase over the life of the loans. These securities accrete interest at a stated pass-through rate. Although it is uncertain when an underlying loan will pay off in full, the issuer is required to purchase the loan out of the pool if it accretes to a contractually specified amount. As of March 31, 2010 and December 31, 2009, these securities had expected maturities ranging from 8 to 10 years.
     Commercial Mortgage-backed Securities
          As of March 31, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,751.7 and $1,765.4, respectively. These were primarily non-agency securities, which comprised 75.2% and 76.8% of Level 2 CMBS as of March 31, 2010 and December 31, 2009, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 28.8% and 27.8% as of March 31, 2010 and December 31, 2009, respectively, and 92.2% and 92.4%, respectively, were in the most senior tranche.
          The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.6% as of both March 31, 2010 and December 31, 2009. As of March 31, 2010, 18.5% of the underlying collateral for these securities was located in New York, 13.9% was located in California, and 7.0% was located in Texas. The underlying collateral primarily consisted of shopping centers and retail/office buildings, comprising 34.1% and 31.3%, respectively, as of March 31, 2010.
          Level 2 CMBS securities are priced by independent pricing services, who utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications. Because many CMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
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
          The Company manages a trading portfolio of marketable equity securities, comprised mostly of investments in common stock. Certain nonredeemable preferred stock are reported as available-for-sale. Investment gains and losses on trading securities, including changes in fair value, are reported in the consolidated statements of income as net realized investment gains (losses). The Company believes this presents its investment results for these securities on a basis that is consistent with management’s operating principles, as the Company considers changes in fair value on its marketable equity securities when evaluating its performance.
     Short-term Investments
          Short-term investments consist of highly liquid debt instruments with remaining maturities of greater than three months and less than twelve months when purchased. The carrying value approximates fair value.
     Investments in Limited Partnerships
          Investments in limited partnerships recorded at fair value are investments in private equity and hedge funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting.
          The fair value for the Company’s investments in private equity and hedge funds is based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset value (NAV), which is deemed to approximate fair value. The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to twelve years. As such, the Company classifies these securities as Level 3 measurements.
     Other Invested Assets
          Other invested assets recorded at fair value primarily consist of life settlement investments and S&P 500 Index options. The carrying value of these assets approximates fair value.
     Separate Accounts
          Separate account assets are primarily invested in mutual funds with published NAVs, which are included in Level 1.
Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value between January 1, 2010 and March 31, 2010:

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	March 31,
	2010	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Income	(Losses)(2)	2010
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$—	$—	$0.2	$—	$7.4
Corporate securities	891.2	16.0	(17.3)	8.1	(2.5)	—	13.0	(1.7)	906.8
Residential mortgage-backed securities	250.5	—	—	—	2.7	—	7.6	—	260.8
Commercial mortgage-backed securities	24.0	—	—	—	(1.9)	—	1.0	—	23.1
Other debt obligations	10.6	—	—	—	(0.3)	—	0.5	—	10.8

Total fixed maturities, available-for-sale	1,183.5	16.0	(17.3)	8.1	(2.0)	—	22.3	(1.7)	1,208.9
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.2	—	—	—	0.5
Investments in limited partnerships	24.7	0.6	(1.0)	—	—	0.8	—	0.1	25.2
Other invested assets	4.6	—	(0.3)	—	(0.8)	0.2	—	0.1	3.8

Total Level 3	$1,214.9	$16.6	$(18.6)	$8.1	$(2.6)	$1.0	$22.3	$(1.5)	$1,240.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into and out of Level 3 were $10.3 and $(2.2), respectively, for the three months ended March 31, 2010.

(2)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

(3)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.
          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value between January 1, 2009 and March 31, 2009:

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	March 31,
	2009	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Loss	(Losses)(2)	2009
Types of Investments:
State and political subdivisions	$6.3	$—	$—	$—	$—	$—	$0.2	$—	$6.5
Corporate securities	631.6	52.3	—	—	(4.8)	(0.1)	(13.3)	(1.0)	664.7
Commercial mortgage-backed securities	24.4	—	—	(0.7)	(0.9)	—	(0.2)	—	22.6
Other debt obligations	12.0	—	—	—	(0.5)	—	1.4	—	12.9

Total fixed maturities, available-for-sale	674.3	52.3	—	(0.7)	(6.2)	(0.1)	(11.9)	(1.0)	706.7
Marketable equity securities, available-for-sale	—	—	—	5.3	—	—	(3.5)	—	1.8
Marketable equity securities, trading	0.2	—	—	—	—	(0.1)	—	—	0.1
Investments in limited partnerships	56.3	2.5	(0.6)	—	—	0.8	—	—	59.0
Other invested assets	2.4	—	—	—	—	(1.5)	—	—	0.9

Total Level 3	$733.2	$54.8	$(0.6)	$4.6	$(6.2)	$(0.9)	$(15.4)	$(1.0)	$768.5

(1)	Transfers into and/or out of Level 3 are reported as the value as of the beginning of the period in which the transfer occurs. Gross transfers into and out of Level 3 were $5.3 and $(0.7), respectively, for the three months ended March 31, 2009.

(2)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

(3)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.
          The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of March 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$19,360.6	$19,360.6	$18,594.3	$18,594.3
Marketable equity securities, available-for-sale	37.6	37.6	36.7	36.7
Marketable equity securities, trading	151.0	151.0	154.1	154.1
Mortgage loans	1,228.0	1,218.1	1,201.7	1,190.1
Short-term investments	54.0	54.0	2.1	2.1
Investments in limited partnerships:
Hedge funds and private equity funds	25.2	25.2	24.7	24.7
Affordable housing	105.4	107.0	85.5	89.9
Other invested assets	9.1	9.1	10.1	10.1
Cash and cash equivalents	389.3	389.3	257.8	257.8
Separate account assets	854.1	854.1	840.1	840.1
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	7,545.8	7,449.4	7,212.1	7,128.2
Immediate annuities	6,736.3	6,938.8	6,724.4	6,937.8
Notes payable:
Capital Efficient Notes (CENts)	149.8	132.5	149.8	118.5
Senior notes	299.1	299.1	299.1	276.8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     Other Financial Instruments
          Cash and cash equivalents were reported at cost, which approximates fair value. Cash equivalents were $329.6 and $244.4 as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, $326.1 and $223.8 of total cash equivalents, respectively, were held at a single highly rated financial institution.
          The fair values of the Company’s mortgage loans were measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities.
          Investments in limited partnerships associated with affordable housing projects and state tax credit funds were carried at amortized cost. Fair value was estimated based on the discounted cash flows over the remaining life of the tax credits.
          The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $4,940.8 and $4,880.2 of liabilities related to insurance contracts as of March 31, 2010 and December 31, 2009, respectively.
          The fair values of the Company’s notes payable were based on quoted prices for similar instruments. The fair value measurement assumes that liabilities were transferred to a market participant of equal credit standing and without consideration for any optional redemption feature.
6. Deferred Policy Acquisition Costs
          The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2010	December 31, 2009
Unamortized balance at beginning of period	$325.7	$219.5
Deferral of acquisition costs	30.5	148.3
Adjustments related to investment (gains) losses	(1.0)	9.3
Amortization	(15.4)	(51.4)

Unamortized balance at end of period	339.8	325.7
Accumulated effect of net unrealized investment gains	(112.3)	(75.3)

Balance at end of period	$227.5	$250.4

7. Deferred Sales Inducements
          The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2010	December 31, 2009
Unamortized balance at beginning of period	$67.6	$33.0
Capitalizations	13.3	42.5
Adjustments related to investment (gains) losses	(0.3)	2.4
Amortization	(3.9)	(10.3)

Unamortized balance at end of period	76.7	67.6
Accumulated effect of net unrealized investment gains	(29.7)	(18.4)

Balance at end of period	$47.0	$49.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
8. Stockholders’ Equity
          The components of comprehensive income (loss) are as follows:

	For the Three Months Ended
	March 31,
	2010	2009
Net income	$46.3	$5.1
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	244.9	(112.6)
Reclassification adjustment for net realized investment (gains) losses included in net income(2)	(6.1)	30.9
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(31.4)	4.4
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	1.8	(15.5)

Other comprehensive income (loss)	209.2	(92.8)

Total comprehensive income (loss)	$255.5	$(87.7)

(1)	Net of taxes of $131.9 and $(60.6) for the three months ended March 31, 2010 and 2009, respectively.

(2)	Net of taxes of $(3.3) and $16.6 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, $7.1 (net of taxes of $3.9) of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses. For the three months ended March 31, 2009, the reclassification adjustment did not include any OTTI not related to credit losses.

(3)	Net of taxes of $(16.9) and $2.5 for the three months ended March 31, 2010 and 2009, respectively.

(4)	Net of taxes of $1.0 and $(8.4) for the three months ended March 31, 2010 and 2009, respectively.
          The following table provides a reconciliation of changes in outstanding shares of common stock, in whole shares:

Common Shares

Balance at January 1, 2009	92,646,295
Restricted shares(2)	83,160

Balance at December 31, 2009	92,729,455

Balance at January 1, 2010	92,729,455
Common stock, issued(1)	25,259,510
Restricted shares(2)	97,054

Balance at March 31, 2010	118,086,019

(1)	In January 2010, the Company issued common stock in an initial public offering. See Note 1 for further discussion.

(2)	Represents restricted shares issued pursuant to the Company’s Equity Plan.
9. Commitments and Contingencies
     Investments in Limited Partnerships
          In March, 2010, the Company invested in a new limited partnership interest related to federal affordable housing projects. The Company unconditionally committed to provide capital contributions totaling $25.0. As of March 31, 2010, the Company contributed $3.4 and is expected to contribute the remaining $21.6 over the next 3 years. The present value of these unfunded contributions is recorded in other liabilities.
     Litigation
          Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of March 31, 2010, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     Other Commitments
          As of March 31, 2010 and December 31, 2009, unfunded mortgage loan commitments were $32.7 and $4.5, respectively. The Company had no other material commitments or contingencies as of March 31, 2010 and December 31, 2009.
10. Segment Information
          The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended March 31, 2010
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$108.8	$—	$—	$10.2	$—	$119.0
Net investment income	4.6	107.8	104.0	66.1	4.4	286.9
Policy fees, contract charges, and other	2.9	4.8	0.2	29.1	3.5	40.5
Net investment gains on FIA options	—	0.1	—	—	—	0.1

Total operating revenues	116.3	112.7	104.2	105.4	7.9	446.5

Benefits and expenses:
Policyholder benefits and claims	75.0	0.1	—	11.1	—	86.2
Interest credited	—	68.5	92.0	58.5	(0.5)	218.5
Other underwriting and operating expenses	23.7	13.6	5.3	12.7	4.3	59.6
Interest expense	—	—	—	—	8.0	8.0
Amortization of deferred policy acquisition costs	1.9	13.2	0.5	(0.2)	—	15.4

Total benefits and expenses	100.6	95.4	97.8	82.1	11.8	387.7

Segment pre-tax adjusted operating income (loss)	$15.7	$17.3	$6.4	$23.3	$(3.9)	$58.8

Operating revenues	$116.3	$112.7	$104.2	$105.4	$7.9	$446.5
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	3.0	4.7	0.2	(1.0)	6.7

Total revenues	116.1	115.7	108.9	105.6	6.9	453.2
Total benefits and expenses	100.6	95.4	97.8	82.1	11.8	387.7

Income (loss) before income taxes	$15.5	$20.3	$11.1	$23.5	$(4.9)	$65.5

As of March 31, 2010:
Total assets	$258.8	$8,810.2	$6,718.3	$5,226.7	$2,349.7	$23,363.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Three Months Ended March 31, 2009
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$109.7	$—	$—	$9.8	$—	$119.5
Net investment income	4.5	83.0	106.3	64.1	4.8	262.7
Policy fees, contract charges, and other	4.1	3.8	0.2	29.2	2.3	39.6
Net investment losses on FIA options	—	(1.4)	—	—	—	(1.4)

Total operating revenues	118.3	85.4	106.5	103.1	7.1	420.4

Benefits and expenses:
Policyholder benefits and claims	76.9	(0.5)	—	18.0	—	94.4
Interest credited	—	55.6	86.7	53.9	(0.6)	195.6
Other underwriting and operating expenses	27.9	13.5	5.0	13.5	3.1	63.0
Interest expense	—	—	—	—	7.9	7.9
Amortization of deferred policy acquisition costs	2.0	7.8	0.4	0.5	—	10.7

Total benefits and expenses	106.8	76.4	92.1	85.9	10.4	371.6

Segment pre-tax adjusted operating income (loss)	$11.5	$9.0	$14.4	$17.2	$(3.3)	$48.8

Operating revenues	$118.3	$85.4	$106.5	$103.1	$7.1	$420.4
Add: Net realized investment losses, excluding FIA options	(0.1)	(12.1)	(24.0)	(4.8)	(0.6)	(41.6)

Total revenues	118.2	73.3	82.5	98.3	6.5	378.8
Total benefits and expenses	106.8	76.4	92.1	85.9	10.4	371.6

Income (loss) before income taxes	$11.4	$(3.1)	$(9.6)	$12.4	$(3.9)	$7.2

As of March 31, 2009:
Total assets	$275.5	$6,856.7	$6,083.5	$4,786.8	$1,946.2	$19,948.7
11. Subsequent Events
          On May 12, 2010, the Company declared a dividend of $0.05 per common share, or approximately $6.9 in total, to shareholders and warrant holders of record as of May 26, 2010. The dividend will be paid on June 9, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Unless the context otherwise requires, references in this report on Form 10-Q to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis. References to “we,” “our,” us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries.
          This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with the unaudited interim consolidated financial statements and accompanying condensed notes included in Item 1 — “Financial Statements” included in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 (“2009 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.
          Management considers certain non-GAAP financial measures, including adjusted operating income, adjusted book value, adjusted book value per common share, adjusted book value per common share, as converted, and operating ROAE to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition of these non-GAAP measures, see “— Use of non-GAAP Financial Measures.”
          All amounts, except per share data, are in millions unless otherwise stated.
Overview
          We are a financial services company in the life insurance industry focused on profitable growth in selected group health, retirement, life insurance and employee benefits markets. Our operations date back to 1957 and many of our agency and distribution relationships have been in place for decades.
          On January 27, 2010, we completed the initial public offering (IPO) of our common stock at an offering price of $12.00 per share. The IPO included 25.3 newly issued shares of common stock sold by us, and 9.7 existing shares of common stock sold by selling stockholders. We received net proceeds from the offering of $282.5. We did not receive any proceeds from the sale of shares by the selling stockholders.
     Our Operations
We conduct our business through five segments, four of which are operating:

•	Group. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriting services.

•	Retirement Services. We offer fixed and variable deferred annuities, including tax sheltered annuities, individual retirement accounts, or IRAs, and group annuities to qualified retirement plans, including Section 401(k), 403(b) and 457 plans.

•	Income Annuities. We offer single premium immediate annuities, or SPIAs, for customers seeking a reliable source of retirement income and structured settlement annuities to fund third-party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

•	Individual. We offer a wide array of term and universal life insurance as well as bank-owned life insurance, or BOLI.

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, returns from our investments in limited partnerships, unallocated corporate expenses, interest expense on debt, tax credits from our tax preferred affordable housing investments, the results of small, non-insurance businesses that are managed outside of our operating segments, and inter-segment elimination entries.

     Current Outlook
          The capital and credit markets continued to improve in the first quarter of 2010 after a period of extreme volatility and disruption that affected equity market returns, interest rates, liquidity, access to capital, and the cost of capital. The equity markets also continued to improve with several successful initial public offerings and overall market appreciation. Bond valuations improved as credit spreads to treasury continued to shrink.
          Despite the general market improvements, we continue to be challenged with fully investing our excess cash as assets with the necessary yields and quality are difficult to obtain because of scarce supply and significant demand. The low interest rate environment and tight credit spreads have been a challenge for our various asset-based businesses. Our Income Annuities and BOLI investment portfolios were impacted as we reinvested in assets with lower yields than we were earning previously.
          Although there is broad concern regarding commercial real estate loans, we believe our mortgage loan portfolio and commercial mortgage-backed securities (CMBS) are high quality with sound underwriting, strong cash flows, and significant credit enhancement. We do not anticipate we will be immune to commercial real estate losses; however, given the structure of our mortgage loan and CMBS portfolios, we believe our strategies have minimized our exposure to future losses.
          On March 23, 2010, President Obama signed into law The Patient Protection and Affordable Care Act (PPACA), which brings substantial change to insurance coverage for medical costs. While many of the changes do not take effect until January 1, 2014, some take effect for plan years beginning on or after September 23, 2010. Based upon our review of the current legislation, we see opportunities for continued growth in our group medical stop-loss product following its implementation; however, details of the PPACA are unclear and it is thus difficult to predict its full impact on us. Accordingly, we will continue to monitor the implementation of the PPACA and will adjust our business strategies as needed. See Item 1A — “Risk Factors” for further discussion.
          During the first quarter of 2010, we continued to concentrate on developing new distribution partners, especially in our financial institutions channel. In addition, we launched more products through previously existing distribution partners. Our sales increased from fourth quarter 2009 levels with production from a wide variety of distribution partners. To succeed in this and other economic environments, we expect to continue focusing on our strategic objectives of: expanding distribution by adding new partners and adding products with existing partners; developing simple to understand products that capitalize on favorable demographic trends such as the need for retirement savings and affordable health care; disciplined balance sheet management; and effective deployment of our IPO proceeds. However, the success of these and other strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim consolidated financial statements. The following accounting policies are those we consider to be particularly critical to understanding our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:
•	Valuation of investments at fair value;

•	The evaluation of OTTI of investments;

•	The balance, recoverability and amortization of deferred policy acquisition costs;

•	The liabilities for funds held under deposit contracts, future policy benefits, and policy and contract claims; and

•	The recoverability of deferred tax assets.
          In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecast, and our best estimates may require adjustment.

          There have been no material changes to the above critical accounting estimates, which are described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited financial statements included in the 2009 10-K.
New Accounting Standards
          For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 in the accompanying unaudited interim consolidated financial statements.
Sources of Revenues and Expenses
          Our primary sources of revenues from our insurance operations are premiums and net investment income. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances and general business and operating expenses, net of deferred acquisition costs. We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value of our equity trading portfolio.
          Each of our four operating segments maintains its own portfolio of invested assets, which are centrally managed. The net investment income and net realized investment gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in our Other segment. In addition, we allocate certain corporate expenses to each operating segment using multiple factors, including employee headcount, allocated investments, account values and time study results.
     Revenues
     Premiums
          Premiums consists primarily of premiums from our group life and health and individual life insurance products.
     Net investment income
          Net investment income represents the income earned on our investments, net of investment expenses, including gains or losses from changes in the fair value of our investments in limited partnerships, primarily private equity and hedge funds.
     Policy fees, contract charges and other
          Policy fees, contract charges and other includes mortality expense, surrender and other administrative charges to policyholders, revenues from our non-insurance businesses, reinsurance allowance fees, and cost of insurance (COI) charges on our universal life insurance and BOLI policies.
     Net realized investment gains (losses)
          Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments and changes in fair value of our trading portfolio and fixed income annuity (FIA) options.
     Benefits and Expenses
     Policyholder benefits and claims
          Policyholder benefits and claims consist of benefits paid and reserve activity on group life and health and individual life products. In addition, in accordance with the purchase method of accounting (referred to as PGAAP), we record, as a reduction of this expense, PGAAP reserve amortization related to our BOLI policies. PGAAP reserve amortization related to our fixed deferred annuities was recorded in this line item until it was fully amortized as of September 30, 2009.
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
Use of non-GAAP Financial Measures
          Certain tables and related disclosures in this report include non-GAAP financial measures. We believe these measures provide useful information to investors in evaluating our financial performance or condition. In addition, our management and board of directors use these measures to gauge the historical performance of our operations and for business planning purposes. In the tables below, we present these measures and provide reconciliations to the nearest GAAP financial measure. In the following paragraphs, we provide definitions of these non-GAAP measures and explain how we believe investors will find them useful, how we use them, what their limitations are, and how we compensate for such limitations.

	As of	As of
	March 31,	December 31,
	2010	2009
Total stockholders’ equity	$1,971.7	$1,433.3
Less: AOCI	159.5	(49.7)

Adjusted book value*	1,812.2	1,483.0
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,030.3	$1,701.1

Book value per common share	$14.39	$12.83

Adjusted book value per common share*	$15.35	$15.99

Adjusted book value per common share, as converted*	$14.81	$15.23

	For the Twelve Months Ended
	March 31,	December 31,
	2010	2009
Return on stockholders’ equity, ROE	14.5%	15.4%
Average stockholders’ equity	$1,169.5	$832.4

Operating return on average equity, or ROAE*	10.5%	10.5%
Average adjusted book value*	$1,502.4	$1,407.8

*	Represents non-GAAP measures
     Adjusted Operating Income
          Adjusted operating income is a non-GAAP measure of our performance. Adjusted operating income consists of net income, less after-tax net realized investment gains (losses), plus after-tax net investment gains (losses) on our FIA options.

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
          We believe investors find it useful to review a measure of the results of our insurance operations separate from the net realized gain and loss activity attributable to most of our investment portfolio because it assists an investor in determining whether our insurance-related revenues, composed primarily of premiums; net investment income; and policy fees, contract charges and other, have been sufficient to generate operating earnings after meeting our insurance-related obligations, composed primarily of claims paid to policyholders, investment returns credited to policyholder accounts, and other operating costs.
          In presenting adjusted operating income, we are excluding after-tax net realized investment gains (losses). Even though these gains and losses recur in most periods, the timing and amount are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business. Thus, because our insurance operations are not dependent on the following, we exclude from adjusted operating income the following items which are recorded in after-tax net realized investment gains (losses):
•	OTTI related to available-for-sale securities, which depend on the timing and severity of market credit cycles and management judgments regarding recoverability;

•	Net gains (losses) on changes in fair value of our trading securities, which depend on equity market performance and broader market conditions; and

•	Net realized gains (losses) on sales of securities, which are subject to our discretion and influenced by market opportunities.
          The one exception to the exclusion of net realized investment gains (losses) is the gains (losses) on our FIA options in our Retirement Services segment. Each year, we use the realized gains from our FIA options, similar to the way we use investment income, to meet our obligations associated with our FIA product, which credits interest to policyholder accounts based on equity market performance.
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
          Adjusted operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive adjusted operating income are important to understanding our overall results from operations and, if evaluated without proper context, adjusted operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we generate significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of adjusted operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Further, it includes changes to net investment income as a result of OTTI, which are not directly related to our insurance operations, and does not adjust for any negative impact to cash flows that we may experience in future periods as a result of such changes in net investment income. Therefore, our management and board of directors also separately review net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management and board of directors examine net income as part of their review of our overall financial results. For a reconciliation of adjusted operating income to net income, see “— Results of Operations” below.

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
          We purchase fixed maturities with durations and cash flows that match our estimate of when our insurance liabilities and other obligations will come due. We typically expect to hold our fixed maturities to maturity, using the principal and interest cash flows to pay our obligations over time. Since we expect to collect the contractual cash flows on these fixed maturities, we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. AOCI primarily fluctuates based on changes in the fair value of our fixed maturities, which is driven by factors outside of our control, including the impact of credit market conditions and the movement of interest rates and credit spreads. These fluctuations do not reflect any change in the cash flows we expect to receive. As an example, an increase in the fair value of our fixed maturities improved AOCI by $209.2, or 421%, from a $49.7 loss as of December 31, 2009 to a $159.5 gain as of March 31, 2010, due to credit market improvements and tightening of interest spreads. This contributed to a related increase in stockholders’ equity over the same period of $538.4, or 38%; however, this increase did not impact our estimates regarding collection of cash flows on the underlying fixed maturities.
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
          In addition to using adjusted book value to evaluate our financial condition, our management and board of directors have other uses for this measure, including reviewing debt levels as a percentage of adjusted book value to monitor compliance with revolving credit facility covenants and helping to maintain and improve our ratings from rating agencies. Our management also compares adjusted book value to regulatory capital to assess our ability to maintain regulatory capital ratios and ratings. Finally, our board of directors uses adjusted book value as a basis to measure the success of our company over historical periods and reviews management’s financial plans with consideration to adjusted book value.
          Adjusted book value is not a substitute for stockholders’ equity determined in accordance with GAAP and considering adjusted book value on its own would present material limitations to an analysis of our financial condition. For example, AOCI may deteriorate due to higher interest rates, credit spreads and issues specific to particular investments. By not considering the size of gross unrealized losses within AOCI, an investor may fail to appreciate the size of potential losses or the amount of potential gains based on the fair value of our fixed maturities. As a result, when evaluating our financial condition, we compensate for these limitations by also considering stockholders’ equity and the unrealized gains (losses) on invested assets, which are provided in our investment disclosures (see “— Investments” for further information).
          Adjusted book value should not be considered a substitute for stockholders’ equity. For a reconciliation of adjusted book value to stockholders’ equity, see above.
     Adjusted book value per common share
          Adjusted book value per common share is a non-GAAP financial measure of our financial condition. Adjusted book value per common share is calculated as adjusted book value, divided by outstanding common shares. This measure does not include the 19.0 shares subject to outstanding warrants for all periods presented because the warrant holders only participate in dividends and would not be entitled to proceeds in the event of a liquidation or winding down of our company should such event precede the exercise of the outstanding warrants.

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
          Adjusted book value per common share should not be considered a substitute for book value per common share. For a reconciliation of adjusted book value per common share to book value per common share, see above.
     Adjusted book value per common share, as converted
          Adjusted book value per common share, as converted, is a non-GAAP financial measure of our financial condition and gives effect to the exercise of our outstanding warrants. Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the warrants, divided by the sum of outstanding common shares and shares subject to outstanding warrants. Our shares issuable pursuant to outstanding warrants were 19.0 for all periods presented.
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
          Adjusted book value per common share, as converted, should not be considered a substitute for book value per common share. For a reconciliation of adjusted book value per common share, as converted, to book value per common share, see above.

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
          Return on stockholders’ equity, or ROE, is the most directly comparable GAAP measure. Return on stockholders’ equity is calculated as net income for the most recent four quarters, for such period divided by the average stockholders’ equity for the most recent five quarters.
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
          Operating ROAE should not be considered a substitute for ROE. The numerator and denominator of operating ROAE have been reconciled to net income and stockholders’ equity, respectively, their most comparable GAAP financial measures, see above.

Results of Operations
Total Company
          The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related condensed notes. Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months
	Ended March 31,		Variance (%)
	2010	2009	2010 vs. 2009
Revenues:
Premiums	$119.0	$119.5	(0.4)%
Net investment income	286.9	262.7	9.2
Policy fees, contract charges, and other	40.5	39.6	2.3
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(17.9)	(51.6)	*
Less: portion of losses recognized in other comprehensive income (loss)	8.2	23.8	*

Net impairment losses recognized in earnings	(9.7)	(27.8)	65.1
Other net realized investment gains (losses)	16.5	(15.2)	*

Total net realized investment gains (losses)	6.8	(43.0)	*

Total revenues	453.2	378.8	19.6

Benefits and expenses:
Policyholder benefits and claims	86.2	94.4	(8.7)
Interest credited	218.5	195.6	11.7
Other underwriting and operating expenses	59.6	63.0	(5.4)
Interest expense	8.0	7.9	1.3
Amortization of deferred policy acquisition costs	15.4	10.7	43.9

Total benefits and expenses	387.7	371.6	4.3

Income from operations before income taxes	65.5	7.2	*

Provision for income taxes:
Current	9.9	1.9	*
Deferred	9.3	0.2	*

Total provision for income taxes:	19.2	2.1	*

Net income	$46.3	$5.1	*

Net income per common share(1):
Basic	$0.35	$0.05	*

Diluted	$0.35	$0.05	*

Weighted-average common shares outstanding:
Basic	131.018	111.622	*

Diluted	131.038	111.622	*

Non-GAAP Financial Measures(2):
Adjusted operating income	$41.9	$32.2	30.1%

Reconciliation to net income:
Net income	$46.3	$5.1	*
Less: Net realized investment gains (losses) (net of taxes of $2.3 and $(15.0))	4.5	(28.0)	*
Add: Net investment gains (losses) on FIA options (net of taxes of $0.0 and $(0.5))	0.1	(0.9)	*

Adjusted operating income	$41.9	$32.2	30.1%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	For further information on the calculation of basic and diluted net income per common share, see Note 3 to the accompanying unaudited interim financial statements.

(2)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see “— Use of non-GAAP Financial Measures” above.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Summary of Results
          Net income increased $41.2 on an increase in adjusted operating income and net realized investment gains in the current year versus losses in the prior year period. Adjusted operating income increased $9.7, which was primarily driven by an increase in the investment margin in our Retirement Services segment, an increase in our universal life (UL) gross margin in our Individual segment, and a reduction in other underwriting and operating expenses. These favorable drivers were partially offset by a decrease in mortality gains, a decrease in the investment margin in our Income Annuities segment, and a decrease in our BOLI gross margin in our Individual segment.
          Net realized investment gains (losses) increased $49.8 to a gain of $6.8, for the three months ended March 31, 2010. This was due to improved performance of our equity portfolio, which yielded total returns of 5.4%, as compared to losses of (8.5)% in the first quarter of 2009, and a reduction in impairment charges. For further discussion of our investment results and portfolio, including a discussion of our impairment charges, refer to “— Investments” below.
          The provision for income taxes increased $17.1 primarily due to higher income from operations before income taxes during the three months ended March 31, 2010, compared to the same period in 2009. Our effective tax rate, which was essentially flat, was 29.3% and 29.2%, for the three months ended March 31, 2010 and 2009, respectively.
          Further discussion of adjusted operating income drivers described above:
          Our Retirement Services segment’s investment margin increased $11.9 as a result of a $1.4 billion increase in our fixed annuity account values and an increase in the interest spread of 23 basis points (bp). Strong sales of fixed deferred annuity products over the past two years drove the increased account values as we continued to capitalize on our broad distribution network to satisfy a higher demand for fixed retirement savings products. Our interest spread increased mainly due to more effective investment of cash in first quarter 2010 compared to first quarter of 2009 when the credit markets were extremely tight.
          Our Income Annuities segment was negatively impacted by mortality losses of $0.1 in the current quarter compared to gains of $4.3 in the first quarter of 2009. Mortality gains in the first quarter of 2009 were unusually high while current quarter losses are below average historic levels. In addition, the investment margin decreased $2.4 due to lower yields on invested assets, which was the result of changes in prepayment speeds on mortgage-backed securities, lower reinvestment rates, and reduced investment income related to corporate bond defaults.
          Our Individual segment’s UL product’s gross margin increased $6.5 driven by the release of bonus interest reserves and decreased amortization of deferred acquisition costs as the credited interest rate on one of our universal life products is being adjusted downward to the guaranteed minimum over the next year. This was partially offset by a decrease in the BOLI gross margin of $1.6 due to a reduced spread as a result of increased claims and lower investment yields.
Segment Operating Results
          The results of operations and selected operating metrics for our five segments (Group, Retirement Services, Income Annuities, Individual and Other) for the three months ended March 31, 2010 and 2009 are set forth in the following respective sections.

Group
          The following table sets forth the results of operations relating to our Group segment:

	Three Months
	Ended March 31,		Variance (%)
	2010	2009	2010 vs. 2009
Operating revenues:
Premiums	$108.8	$109.7	(0.8)%
Net investment income	4.6	4.5	2.2
Policy fees, contract charges, and other	2.9	4.1	(29.3)

Total operating revenues	116.3	118.3	(1.7)

Benefits and expenses:
Policyholder benefits and claims	75.0	76.9	(2.5)
Other underwriting and operating expenses	23.7	27.9	(15.1)
Amortization of deferred policy acquisition costs	1.9	2.0	(5.0)

Total benefits and expenses	100.6	106.8	(5.8)

Segment pre-tax adjusted operating income	$15.7	$11.5	36.5%

          The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the three months ended:

	March 31,
	2010	2009

Group loss ratio(1)	68.9%	70.1%
Expense ratio(2)	23.1%	24.6%

Combined ratio(3)	92.0%	94.7%

Medical stop-loss — loss ratio(4)	70.1%	71.6%
Total sales(5)	$41.4	$36.8

(1)	Group loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $4.2 primarily due to an improved loss ratio and a reduction in other underwriting and operating expenses. The improved loss ratio increased pre-tax adjusted operating income $1.0. Premiums remained relatively flat as a result of price increases on renewals, offset by higher lapses, and we experienced fewer and less severe medical stop-loss claims. The reduction in other underwriting and operating expenses was driven by lower commission-related expenses and a reduction in employee-related costs.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

     Operating Revenues
          Policy fees, contract charges, and other decreased $1.2 primarily due to a reduction in revenue from our third party administrator, which was sold in the third quarter of 2009. This reduction in revenue was fully offset by a corresponding reduction in operating expenses.
     Benefits and Expenses
          The $4.2 decrease in other underwriting and operating expenses is consistent with the decrease in our expense ratio. Of this decrease, $1.0 is due to lower commissions from lower average commission rates, as well as a smaller premium base; and $1.1 due to decreased distribution expenses driven by lower incentive compensation expense and lower distribution employee headcounts. In addition, $1.7 of the decrease was attributable to a reduction in expenses as a result of the sale of our third party administrator described above.
Retirement Services
          The following table sets forth the results of operations relating to our Retirement Services segment:

	Three Months
	Ended March 31,		Variance (%)
	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$107.8	$83.0	29.9%
Policy fees, contract charges, and other	4.8	3.8	26.3
Net investment gains (losses) on FIA options	0.1	(1.4)	*

Total operating revenues	112.7	85.4	32.0

Benefits and expenses:
Policyholder benefits and claims	0.1	(0.5)	*
Interest credited	68.5	55.6	23.2
Other underwriting and operating expenses	13.6	13.5	0.7
Amortization of deferred policy acquisition costs	13.2	7.8	69.2

Total benefits and expenses	95.4	76.4	24.9

Segment pre-tax adjusted operating income	$17.3	$9.0	92.2%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Retirement Services segment as of, or for the three months ended:

	March 31,
	2010	2009

Account values — Fixed annuities	$8,005.4	$6,588.5
Account values — Variable annuities	768.0	583.1
Interest spread on average account values(1)	1.86%	1.63%
Total sales(2)	$377.5	$911.1

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees. Interest spread tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and profit targets.

2)	Total sales represent deposits for new policies.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $8.3 driven by an increase of $11.9 in the investment margin from a higher interest spread on record high account values driven by strong sales in 2009 and 2010. This was partially offset by a $5.4 increase in DAC amortization.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income increased $24.8, which was driven by a $1.9 billion increase in average invested assets (including cash). Further growth of net investment income was limited as fixed deferred annuity sales during a tight credit market have resulted in us carrying higher levels of cash, which earn lower yields.
          Net investment gains (losses) on FIA options increased $1.5 with gains of $0.1 in the first quarter of 2010 compared to losses of $1.4 for the same period in 2009. The S&P 500 index increased 4.9% in 2010, as compared to an 11.7% decrease in 2009.
     Benefits and Expenses
          Interest credited increased $12.9 primarily due to a 29% increase in average account value driven by strong sales of fixed deferred annuity products in 2009 and 2010.
          Amortization of DAC increased $5.4, which was primarily driven by a growing block of business and corresponding growth in our DAC asset from strong sales.
Income Annuities
          The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months
	Ended March 31,		Variance (%)
	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$104.0	$106.3	(2.2)%
Policy fees, contract charges, and other	0.2	0.2	*

Total operating revenues	104.2	106.5	(2.2)

Benefits and expenses:
Interest credited	92.0	86.7	6.1
Other underwriting and operating expenses	5.3	5.0	6.0
Amortization of deferred policy acquisition costs	0.5	0.4	25.0

Total benefits and expenses	97.8	92.1	6.2

Segment pre-tax adjusted operating income	$6.4	$14.4	(55.6)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

          The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three months ended:

	March 31,
	2010	2009

Reserves(1)	$6,726.7	$6,742.7
Interest spread on reserves(2)	0.41%	0.59%
Mortality gains (losses)(3)	$(0.1)	$4.3
Prepayment speed adjustment on mortgage-backed securities(4)	(0.2)	0.7
Total sales(5)	66.3	40.4

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Mortality gains (losses) represent the difference between actual and expected reserves released on death of our life contingent annuities.

(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.

(5)	Sales represent deposits for new policies.
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Summary of Results
          Segment pre-tax adjusted operating income decreased $8.0 due to mortality losses of $0.1 in the current quarter compared to gains of $4.3 in the first quarter of 2009, and a lower interest spread driven by lower yields on our invested assets. In addition, we had a $1.2 decrease in gains from funding services’ activities.
          Reserves, representing our in-force book of business, have grown for the third consecutive quarter. Income Annuity sales are up 64.1% over the first quarter of 2009, driven by an increase in sales of structured settlements and SPIAs.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income decreased $2.3 primarily driven by a reduction in our return on invested assets. Yields decreased to 5.95% from 6.10%, which was primarily due to higher corporate bond defaults, lower reinvestment rates, and changes in prepayment speeds on the underlying collateral of certain mortgage-backed fixed maturities.
     Benefits and Expenses
          Interest credited increased $5.3 primarily driven by a $4.4 fluctuation in our mortality experience. We experienced mortality gains of $4.3 in the first quarter of 2009 versus mortality losses of $0.1 in the first quarter of 2010. Mortality gains in the first quarter of 2009 were unusually high, the highest we have experienced in a single quarter since becoming an independent company, while current quarter mortality losses were below average historic levels.

Individual
          The following table sets forth the results of operations relating to our Individual segment:

	Three Months
	Ended March 31,		Variance (%)
	2010	2009	2010 vs. 2009
Operating revenues:
Premiums	$10.2	$9.8	4.1%
Net investment income	66.1	64.1	3.1
Policy fees, contract charges, and other	29.1	29.2	(0.3)

Total operating revenues	105.4	103.1	2.2

Benefits and expenses:
Policyholder benefits and claims	11.1	18.0	(38.3)
Interest credited	58.5	53.9	8.5
Other underwriting and operating expenses	12.7	13.5	(5.9)
Amortization of deferred policy acquisition costs	(0.2)	0.5	*

Total benefits and expenses	82.1	85.9	(4.4)

Segment pre-tax adjusted operating income	$23.3	$17.2	35.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Individual segment as of, or for the three months ended:

	March 31,
	2010	2009

Insurance in force(1)	$50,056.5	$50,884.8
Mortality ratio(2)	83.2%	82.3%
BOLI account value(3)	$3,853.2	$3,759.8
UL account value(3)	585.3	579.3
BOLI ROA(4)	1.08%	1.34%
UL interest spread(5)	1.37%	1.20%
Total sales, excluding BOLI(6)	$2.8	$2.5
BOLI sales(7)	2.7	2.5

(1)	Insurance in force represents dollar face amounts of policies.

(2)	Mortality ratio represents actual mortality experience as a percentage of industry mortality ratio benchmark. This benchmark is an expected level of claims that is derived by applying our current in force business to the Society of Actuaries 1990-95 Basic Select and Ultimate Mortality Table.

(3)	BOLI account value and UL account value represent our liability to our policyholders.

(4)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

(5)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The 2010 first quarter credited rate to policyholders was adjusted to exclude a bonus interest reserve release. Without this adjustment the UL interest spread would have been 5.40%.

(6)	Total sales, excluding BOLI represents annualized first year premiums, and 10% of single premium new deposits.

(7)	BOLI sales represent 10% of new BOLI total deposits.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $6.1 due to a $6.5 increase in the gross margin on our UL products, a $0.9 decrease in claims expense, and a decrease in DAC amortization. The increase in the UL gross margin is related to a credited rate reduction, discussed in further detail below. These favorable drivers were partially offset by a $1.6 decrease in the BOLI gross margin. Our BOLI ROA decreased due to decreased investment yields and increased claims. BOLI related activity contributed to increases in net investment income, policyholder benefits and claims and interest credited; the net impact was a reduction in our BOLI gross margin as the increase in expenses exceeded the increase in income.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Benefits and Expenses
          Due to the continued low interest rate environment, the credited interest rate on a universal life product is being adjusted downward to the guaranteed minimum rate over the next year. For these policies, bonus interest is not earned if the credited rate is equal to the guaranteed minimum. As a result, pre-tax adjusted operating income increased $7.4, of which $6.0 was a release of bonus interest reserves recorded in policyholder benefits and claims, and reflected in the $6.5 increase in UL gross margin; $1.7 was a reduction in DAC amortization due to the unlocking of future assumptions; and $(0.3) was an adjustment to policy fees, contract charges and other. Excluding the impact of the bonus interest reserve release, the UL gross margin increased $0.8 due to a reduction in claims.
Other
          The following table sets forth the results of operations relating to our Other segment:

	Three Months
	Ended March 31,		Variance (%)
	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$4.4	$4.8	(8.3)%
Policy fees, contract charges, and other	3.5	2.3	52.2

Total operating revenues	7.9	7.1	11.3

Benefits and expenses:
Interest credited	(0.5)	(0.6)	16.7
Other underwriting and operating expenses	4.3	3.1	38.7
Interest expense	8.0	7.9	1.3

Total benefits and expenses	11.8	10.4	13.5

Segment pre-tax adjusted operating loss	$(3.9)	$(3.3)	(18.2)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Summary of Results
          Our Other segment reported pre-tax adjusted operating losses for the first quarters of 2010 and 2009 primarily due to interest expense on debt, which is not allocated to our operating segments. In addition, net investment income decreased $0.4 due to a decrease in average invested assets as we allocated more assets to our business segments to fund growth, primarily our Retirement Services segment.

Investments
          Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and to produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for credit risk. Our investment portfolio mix as of March 31, 2010, consisted in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (which includes affordable housing, private equity and hedge funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.
          The following table presents the composition of our investment portfolio:

	As of March 31,	As of December 31,
	2010	2009
Types of Investments
Fixed maturities, available-for-sale:
Public	$18,476.5	$17,693.0
Private	914.1	901.3
Marketable equity securities, available-for-sale(1)	37.6	36.7
Marketable equity securities, trading(2)	151.0	154.1
Mortgage loans, net	1,228.0	1,201.7
Policy loans	73.4	73.9
Short-term investments	54.0	2.1
Investments in limited partnerships(3)
Private equity and hedge funds	25.2	24.7
Affordable housing projects	105.4	85.5
Other invested assets	9.1	10.1

Total	$21,074.3	$20,183.1

(1)	Amount primarily represents non-redeemable preferred stock.

(2)	Amount represents investments in common stock.

(3)	Investments in private equity and hedge funds are carried at fair value, while our investments in affordable housing projects and state tax credit refunds are carried at amortized cost. In 2009, we submitted liquidation notices to all of our hedge fund partnerships. As of March 31, 2010, our remaining investment in hedge fund partnerships was $4.0.
          The increase in invested assets during the first quarter of 2010 is primarily due to a net increase in the fair value of our fixed maturities, and portfolio growth generated by sales of fixed deferred annuities and net proceeds from our IPO. As of March 31, 2010, the fair value of our fixed maturities increased $371.6 from a $40.6 net unrealized gain as of December 31, 2009 to a $412.2 net unrealized gain as of March 31, 2010. During the first quarter of 2010, the credit and equity markets continued to rebound, and the low interest rate environment and tight interest spreads increased the fair value of our fixed maturities.
     Investment Returns
          Return on invested assets is an important element of our financial results. The following table sets forth the income yield and investment income, excluding realized investment gains (losses) for each major investment category:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Yield(1)	Amount	Yield(1)	Amount
		(Dollars in millions)
Types of Investments
Fixed maturities, available-for-sale	5.76%	$271.0	5.89%	$250.8
Marketable equity securities, available-for-sale	4.43	0.6	2.71	0.4
Marketable equity securities, trading	1.68	0.7	1.55	0.6
Mortgage loans, net	6.17	18.8	6.34	16.0
Policy loans	5.99	1.1	5.75	1.1
Investments in limited partnerships:
Private equity and hedge funds	11.70	0.9	4.95	0.8
Affordable housing(2)	(6.96)	(2.1)	(9.02)	(2.3)
Other income producing assets(3)	0.89	1.1	0.17	0.2

Gross investment income before investment expenses	5.58	292.1	5.64	267.6
Investment expenses	(0.10)	(5.2)	(0.10)	(4.9)

Net investment income	5.48%	$286.9	5.54%	$262.7

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $1.5 and $0.9 for the three months ended March 31, 2010 and 2009, respectively.

(3)	Other income producing assets includes income from other invested assets, short-term investments and cash and cash equivalents.
          For the three months ended March 31, 2010, net investment income increased 9.2% driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2009 and 2010. This was partially offset by a decrease in net investment yields, which decreased to 5.48% in 2010 from 5.54% in 2009. The reduction in yields was primarily driven by lower yields on purchases of fixed maturities as well as a negative impact of $0.4 from defaulted securities.
          In addition, the increase in our net investment income was limited as a result of us carrying higher-levels of cash. Our higher cash balances were the result of cash from sales of our products and our IPO proceeds during a tight credit market. We estimate that the impact of carrying this higher level of cash limited our growth in net investment income by $3.5, or 7 bp on our yield, for first quarter 2010.
          The following table sets forth the detail of our net realized investment gains (losses) before taxes. As the following table indicates, our net gains on trading securities significantly increased for the three months ended March 31, 2010 compared to the same period in 2009. This was the result of improved equity market conditions during the first quarter of 2010, resulting in increases in the fair value of our trading portfolio. In addition, impairments decreased $18.1 period over period as the economy recovers.

	Three Months Ended March 31,
	2010	2009
Gross realized gains on sales of fixed maturities	10.4	0.5

Gross realized losses on sales of fixed maturities	(1.1)	(0.6)

Impairments:
Public fixed maturities(1)	(2.4)	(17.7)
Private fixed maturities	(5.1)	(0.9)

Total credit-related	(7.5)	(18.6)
Other	(2.2)	(9.2)

Total impairments	(9.7)	(27.8)

Net gains (losses) on trading securities	7.6	(15.3)

Other net investment gains (losses)(2):
Other gross gains	3.8	7.1
Other gross losses	(4.2)	(6.9)

Net realized investment gains (losses) before taxes	$6.8	$(43.0)

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.
          We monitor our investments for indicators of possible credit-related impairments, with a focus on securities that represent a significant risk of impairment, primarily securities for which the fair value has declined below amortized cost by 20% or more for a period of six months or more, or for which we have concerns about the creditworthiness of the issuer based on qualitative information. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim consolidated financial statements.
          Impairments for the three months ended March 31, 2010 were $9.7, of which 77.3% were related to credit concerns of the issuer and 22.7% were due to our intent to sell the security. Credit-related impairments decreased by $11.1 for the three months ended

March 31, 2010, compared to the same period last year, primarily as a result of decreased credit concerns as the economy continues to recover from the financial crisis. The amount recognized as credit-related impairments is determined by management as the difference between a security’s estimated recovery value and the amortized cost of the security.
          The following table summarizes our five largest aggregate losses from impairments and our remaining holdings, if any, by each issuer’s industry for the three months ended March 31, 2010, for non-structured and structured securities, which represented 82.5% and 16.5%, respectively, of the total impairments during this period. Impairments on structured securities are presented separately and on an individual security basis as the underlying collateral is not directly related to the issuer.

	Three Months Ended	As of March 31, 2010
	March 31, 2010	Cost or Amortized	Fair
Industry	Impairment	Cost(1)	Value
Non-structured securities:
Industrial machinery (private)	$(5.1)	$11.9	$11.9
Electrical utilities (public)	(2.1)	62.2	58.3
Municipal — taxable (public)	(0.6)	2.2	1.9
Other diversified financial services (public)	(0.1)	0.2	0.2
Building products (public)	(0.1)	0.1	0.1

Total for non-structured securities	$(8.0)	$76.6	$72.4

Structured securities:
RMBS — Consumer finance (public)	$(0.4)	$14.8	$11.7
RMBS — Consumer finance (public)	(0.4)	14.3	12.0
RMBS — Consumer finance (public)	(0.3)	2.5	2.7
RMBS — Consumer finance (public)	(0.3)	2.7	2.8
RMBS — Consumer finance (public)	(0.2)	11.7	9.0

Total for structured securities	$(1.6)	$46.0	$38.2

(1)	As of March 31, 2010, the cost or amortized cost represents our estimated recovery value, based on our discounted cash flow analysis, or fair value, if we intend to sell the security.
          Impairments for the three months ended March 31, 2009 were $27.8, of which 66.9% were related to credit concerns of the issuer and 33.1% were due to our intent to sell the security.
          The following table summarizes our five largest aggregate losses from impairments and our remaining holdings, if any, by each issuer’s industry for the three months ended March 31, 2009, for non-structured and structured securities, which represented 56.8% and 7.6%, respectively, of the total impairments during this period. Impairments on structured securities are presented separately and on an individual security basis as the underlying collateral is not directly related to the issuer. For the three months ended March 31, 2009, there were a total of three impaired structured securities.

	Three Months Ended	As of March 31, 2009
	March 31, 2009	Cost or Amortized	Fair
Industry	Impairment	Cost(1)	Value
Non-structured securities:
Publishing (public)	$(6.7)	$1.7	$1.6
Specialty chemicals (public)	(4.1)	4.5	3.8
Specialized finance (public)	(2.1)	4.9	4.9
Commodity chemicals (public)	(1.8)	9.5	2.4
Diversified chemicals (public)	(1.1)	0.3	0.2

Total for non-structured securities	$(15.8)	$20.9	$12.9

Structured securities:
Asset management and customer banks (public)	$(1.1)	$46.6	$43.1
Consumer finance (public)	(0.8)	15.4	9.2
Specialized finance (public)	(0.2)	21.8	18.5

Total for structured securities	$(2.1)	$83.8	$70.8

(1)	As of March 31, 2009, the cost or amortized cost represents our estimated recovery value, based on our discounted cash flow analysis, or fair value, if we intend to sell the security.

Fixed Maturity Securities
          Fixed maturities represented approximately 92% of invested assets as of both March 31, 2010 and December 31, 2009. As of March 31, 2010, publicly traded fixed maturities and privately placed fixed maturities represented 95.3% and 4.7%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.
Fixed Maturity Securities Credit Quality
          The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s. NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturities portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis. As of March 31, 2010 and December 31, 2009, 11 securities with an amortized cost of $83.1 and a fair value of $87.1, and 14 securities with an amortized cost of $99.1 and a fair value of $101.9, respectively, were categorized based on expected NAIC designations, pending receipt of SVO ratings.
          The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of March 31, 2010			As of December 31, 2009
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
NAIC	S&P Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value

1	AAA, AA, A	$11,036.4	$11,350.3	58.5%	$10,917.3	$11,031.3	59.3%
2	BBB	6,772.7	6,960.2	35.9	6,471.3	6,530.9	35.1

	Total investment grade	17,809.1	18,310.5	94.4	17,388.6	17,562.2	94.4

3	BB	738.8	688.4	3.6	717.9	641.3	3.5
4	B	272.2	250.2	1.3	251.0	219.2	1.2
5	CCC & lower	128.4	122.7	0.6	128.0	113.5	0.6
6	In or near default	29.9	18.8	0.1	68.2	58.1	0.3

	Total below investment grade	1,169.3	1,080.1	5.6	1,165.1	1,032.1	5.6

Total		$18,978.4	$19,390.6	100.0%	$18,553.7	$18,594.3	100.0%

          As of March 31, 2010 and December 31, 2009, securities with an amortized cost of $852.4 and $898.2, and fair value of $896.3 and $925.8, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.
          Below investment grade securities comprised 5.6% of our fixed maturities portfolio as of both March 31, 2010 and December 31, 2009. Most of these securities were corporate securities and most were purchased while classified as below investment grade, high yield investments.
          For securities where we recorded a credit-related OTTI, the amortized cost as of March 31, 2010 and December 31, 2009 in the table above represents management’s estimated recovery value, based on our best estimate of discounted cash flows for the security. As of March 31, 2010 and December 31, 2009, we did not have the intent to sell these securities or consider it more likely than not that we would be required to sell the securities prior to recovery of their amortized cost. Furthermore, based upon our cash flow modeling and the expected continuation of contractually required principal and interest payments, we considered these securities to be temporarily impaired as of March 31, 2010 and December 31, 2009.
          We had securities with an NAIC 5 designation with a fair value of $122.7 as of March 31, 2010. These securities had gross unrealized losses of $14.4, of which $12.4 were related to three issuers. The issuers of these securities are current on their contractual payments and our analyses, including cash flow analyses where appropriate, support the recoverability of amortized cost.

          We had securities with an NAIC 6 designation with a total fair value of $18.8 as of March 31, 2010, with net unrealized losses of $11.1, comprised of gross unrealized losses of $13.4 and gross unrealized gains of $2.3. Of these gross unrealized losses, $12.9, or 96.3%, was from a single issuer. This issuer is current on its contractual payments and our analysis of the underlying credit and management’s best estimates of discounted future cash flows support the recoverability of the amortized cost.
          Certain of our fixed maturities are supported by guarantees from monoline bond insurers. As of March 31, 2010, fixed maturities with monoline guarantees had an amortized cost of $596.4 and a fair value of $566.9, with gross unrealized losses of $36.7. As of December 31, 2009, fixed maturities with monoline guarantees had an amortized cost of $599.7 and a fair value of $559.8, with gross unrealized losses of $45.2. The majority of these securities were municipal bonds.
          The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of March 31, 2010, $534.8, or 94.3%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings. Excluding the effect of the monoline insurance, $532.9, or 94.0%, of the fair value of fixed maturities had investment grade credit ratings.
Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
          The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of March 31, 2010
						Other-than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate Securities:
Consumer discretionary	$1,137.8	$52.9	$(18.7)	$1,172.0	6.0%	$(2.4)
Consumer staples	1,762.9	106.8	(13.8)	1,855.9	9.6	(1.4)
Energy	647.9	32.5	(6.3)	674.1	3.5	—
Financials	2,103.6	50.5	(120.1)	2,034.0	10.5	(5.5)
Health care	908.5	66.8	(2.8)	972.5	5.0	(1.9)
Industrials	2,257.6	114.0	(14.4)	2,357.2	12.2	(0.8)
Information technology	381.7	30.1	(0.5)	411.3	2.1	—
Materials	1,190.6	50.5	(34.4)	1,206.7	6.2	(12.7)
Telecommunication services	586.2	23.3	(15.1)	594.4	3.1	(1.2)
Utilities	1,878.3	69.8	(36.3)	1,911.8	9.9	(0.4)
Other	8.3	0.6	—	8.9	0.0	—

Total corporate securities	12,863.4	597.8	(262.4)	13,198.8	68.1	(26.3)
U.S. government and agencies	41.6	2.5	—	44.1	0.2	(0.1)
State and political subdivisions	516.5	3.5	(30.1)	489.9	2.5	(0.6)
Foreign governments	25.3	0.9	—	26.2	0.1	—
Residential mortgage-backed securities:
Agency	3,052.1	115.9	(2.7)	3,165.3	16.3	—
Non-agency:
Prime	418.2	2.8	(59.3)	361.7	1.9	(36.1)
Alt-A	137.5	1.7	(16.9)	122.3	0.6	(8.4)

Total residential mortgage-backed securities	3,607.8	120.4	(78.9)	3,649.3	18.8	(44.5)
Commercial mortgage-backed securities	1,711.9	79.0	(16.1)	1,774.8	9.2	(3.9)
Other debt obligations	211.9	12.4	(16.8)	207.5	1.1	(3.8)

Total	$18,978.4	$816.5	$(404.3)	$19,390.6	100.0%	$(79.2)

          During the three months ended March 31, 2010 we increased our investments in corporate securities with cash generated from sales, primarily fixed deferred annuities, and the proceeds from our IPO. We have purchased new issues of investment grade corporate securities with a focus on obtaining appropriate yields to match our policyholder liabilities while retaining quality.

          Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of March 31, 2010 and December 31, 2009 the fair value of our ten largest holdings of corporate securities was $1,211.1 and $1,138.3, or approximately 9.2% and 9.1%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $148.7, or 1.1%, and $141.9, or 1.1%, of our investments in corporate securities, as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, we had no direct exposure to the sovereign and local government debt of Portugal, Ireland, Italy, Greece, and Spain.

	As of December 31, 2009
						Other-than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate Securities:
Consumer discretionary	$1,093.3	$41.9	$(29.6)	$1,105.6	5.9%	$(7.9)
Consumer staples	1,736.6	84.7	(17.6)	1,803.7	9.7	(1.4)
Energy	651.4	28.3	(8.8)	670.9	3.6	—
Financials	2,122.9	39.8	(193.2)	1,969.5	10.6	(5.8)
Health care	861.1	59.1	(4.1)	916.1	4.9	(1.9)
Industrials	2,091.7	92.6	(28.1)	2,156.2	11.6	(1.4)
Information technology	357.2	27.9	(0.3)	384.8	2.1	—
Materials	1,111.7	39.1	(49.0)	1,101.8	5.9	(12.7)
Telecommunication services	583.4	21.3	(16.7)	588.0	3.2	(1.2)
Utilities	1,837.5	52.4	(46.3)	1,843.6	9.9	(0.5)
Other	8.0	0.4	—	8.4	0.1	—

Total corporate securities	12,454.8	487.5	(393.7)	12,548.6	67.5	(32.8)
U.S. government and agencies	41.6	2.4	(0.1)	43.9	0.2	(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	2.6	(1.3)
Foreign governments	26.7	0.8	(0.1)	27.4	0.1	—
Residential mortgage-backed securities:
Agency	2,936.8	102.6	(6.7)	3,032.7	16.3	—
Non-agency:
Prime	449.8	0.6	(72.4)	378.0	2.0	(31.7)
Alt-A	145.3	2.1	(21.9)	125.5	0.7	(8.2)
Subprime	0.2	—	—	0.2	—	—

Total residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	19.0	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	9.7	(4.0)
Other debt obligations	174.5	8.6	(17.5)	165.6	0.9	(3.8)

Total	$18,553.7	$651.0	$(610.4)	$18,594.3	100.0%	$(81.9)

Fixed Maturity Securities by Contractual Maturity Date
          As of March 31, 2010 and December 31, 2009, approximately 28% and 29% of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 26% and 27% of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of both March 31, 2010 and December 31, 2009, approximately 82% of the gross unrealized losses on our investment portfolio related to these longer duration assets, which are more sensitive to interest rate fluctuations and credit spreads. For more information, see Note 4 to the accompanying unaudited interim consolidated financial statements.
Residential Mortgage-Backed Securities (RMBS)
          We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Prime RMBS are loans to the most credit-worthy customers with high quality credit profiles.

          The following table sets forth the fair value of the Company’s investment in agency, prime, Alt-A and subprime RMBS and the percentage of total invested assets they represent:

	As of March 31, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets

Agency	$3,165.3	15.0%	$3,032.7	15.0%
Non-agency:
Prime	361.7	1.7	378.0	1.9
Alt-A	122.3	0.6	125.5	0.6
Subprime	—	—	0.2	—

Subtotal non-agency	484.0	2.3	503.7	2.5

Total	$3,649.3	17.3%	$3,536.4	17.5%

          As of March 31, 2010 and December 31, 2009, agency, which were all rated AAA, represented 87% and 86%, respectively, of our RMBS holdings. Of our non-agency RMBS, 75% were classified as prime as of both March 31, 2010 and December 31, 2009. Our remaining non-agency RMBS securities were classified as Alt-A because we viewed each security to have overall collateral credit quality between prime and subprime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios.
          During first quarter 2010, agency RMBS issuers announced purchase programs to acquire delinquent loans. These programs may result in changes in the underlying prepayment speeds of the assets, and presenting reinvestment challenges given the low interest rate environment. We do not foresee this having a material effect on our net investment income or cash flows.
          The following table sets forth the amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were eight securities with a total amortized cost of $52.1 that were rated below investment grade by either Moody’s, S&P or Fitch, while the others rated them investment grade.

	As of March 31, 2010
	Highest Rating Agency Rating
						Total	Total as of
					BB and	Amortized	December 31,
Vintage	AAA	AA	A	BBB	Below	Cost	2009
2007	$—	$—	$—	$—	$74.7	$74.7	$91.0
2006	0.2	3.0	16.5	27.3	118.0	165.0	177.0
2005	2.6	9.1	31.7	38.8	28.3	110.5	113.6
2004 & prior	190.1	14.7	—	—	0.7	205.5	213.7

Total	$192.9	$26.8	$48.2	$66.1	$221.7	$555.7	$595.3

% of amortized cost	34.7%	4.8%	8.7%	11.9%	39.9%	100.0%

          The following table sets forth the fair value of our non-agency RMBS by credit quality and year of origination (vintage):

	As of March 31, 2010
	Highest Rating Agency Rating						Total as of
					BB and	Total Fair	December 31,
Vintage	AAA	AA	A	BBB	Below	Value	2009

2007	$—	$—	$—	$—	$69.0	$69.0	$83.3
2006	0.2	2.9	16.6	24.4	98.6	142.7	143.1
2005	2.5	4.8	26.3	30.0	21.7	85.3	86.0
2004 & prior	174.7	11.6	—	—	0.7	187.0	191.3

Total	$177.4	$19.3	$42.9	$54.4	$190.0	$484.0	$503.7

% of fair value	36.6%	4.0%	8.9%	11.2%	39.3%	100.0%

          On a fair value basis as of March 31, 2010, our Alt-A portfolio was 86.7% fixed rate collateral and 13.3% hybrid adjustable rate mortgages, or ARM, with no exposure to option ARM mortgages. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. Of the total Alt-A portfolio, $56.4, or 46.1%, had an S&P equivalent credit rating of AAA, as of March 31, 2010.

          As of March 31, 2010, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 14.2%, 8.4% and 9.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. As of March 31, 2010 and December 31, 2009, 60.8% and 59.6%, respectively, of the fair value of our RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.
     Commercial Mortgage-Backed Securities (CMBS)
          The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of March 31, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$450.6	2.1%	$425.6	2.1%
Non-agency	1,324.2	6.3	1,363.8	6.8

Total	$1,774.8	8.4%	$1,789.4	8.9%

          There have been disruptions in the CMBS market that continued in the first quarter 2010 due to weakness in commercial real estate market fundamentals, and previously reduced underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (2006 through 2008). This has reduced market liquidity and availability of capital, increased market belief that default rates will increase, and increased spreads and the repricing of risk. However, as discussed below, the quality of our CMBS portfolio, which is predominately in the most senior tranche of the structure type, has a weighted-average estimated credit enhancement of 28.9% on the entire portfolio, which is significant in a deep commercial real estate downturn during which expected losses may increase substantially. As of March 31, 2010, on an amortized cost basis, 98.2% of our entire CMBS portfolio were rated AAA, 0.4% were rated AA or A, and 1.4% were rated B and below.
          The following table sets forth the amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were twelve securities having a fair value of $285.8 and an amortized cost of $288.1 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of March 31, 2010
	Highest Rating Agency Rating
						Total	As of
					BB and	Amortized	December 31,
Vintage	AAA	AA	A	BBB	Below	Cost	2009
2008	$66.1	$—	$—	$—	$—	$66.1	$66.0
2007	452.1	—	—	—	1.3	453.4	471.0
2006	136.0	—	—	—	12.3	148.3	148.0
2005	300.8	—	—	—	—	300.8	311.4
2004 & prior	286.8	0.5	6.0	—	11.2	304.5	391.9

Total	$1,241.8	$0.5	$6.0	$—	$24.8	$1,273.1	$1,388.3

          The following table set forth the fair value of our non-agency CMBS by credit quality and year of origination (vintage):

	As of March 31, 2010
	Highest Rating Agency Rating						As of
					BB and	Total Fair	December 31,
Vintage	AAA	AA	A	BBB	Below	Value	2009
2008	$64.8	$—	$—	$—	$—	$64.8	$59.0
2007	474.9	—	—	—	1.4	476.3	458.4
2006	144.9	—	—	—	9.8	154.7	144.8
2005	318.7	—	—	—	—	318.7	311.9
2004 & prior	295.5	0.5	5.5	—	8.2	309.7	389.7

Total	$1,298.8	$0.5	$5.5	$—	$19.4	$1,324.2	$1,363.8

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
          The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of March 31, 2010
							Total AAA
				Other Structures (2005 and Prior)			Securities at
	Super Senior (Post 2004)				Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost
2008	$66.1	$—	$—	$—	$—	$—	$66.1
2007	452.1	—	—	—	—	—	452.1
2006	136.0	—	—	—	—	—	136.0
2005	140.6	31.2	—	129.0	—	—	300.8
2004 & prior	—	—	—	228.1	42.0	16.7	286.8

Total	$794.8	$31.2	$—	$357.1	$42.0	$16.7	$1,241.8

	As of December 31, 2009
							Total AAA
				Other Structures (2005 and Prior)			Securities at
	Super Senior (Post 2004)				Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost
2008	$66.0	$—	$—	$—	$—	$—	$66.0
2007	469.7	—	—	—	—	—	469.7
2006	135.7	—	—	—	—	—	135.7
2005	147.4	31.1	—	132.8	—	—	311.3
2004 & prior	—	—	—	310.6	42.1	19.4	372.1

Total	$818.8	$31.1	$—	$443.4	$42.1	$19.4	$1,354.8

          As the tables above indicate, our CMBS holdings are predominately in the most senior tranche of the structure type. As of March 31, 2010, on an amortized cost basis, 92.8% of our AAA-rated CMBS were in the most senior tranche. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of March 31, 2010 was 30.8%.
     Asset-Backed Securities
          The following table provides the amortized cost and fair value of our asset-backed securities, by underlying collateral type, as of March 31, 2010 and December 31, 2009. Our other asset-backed securities are presented as part of “other debt obligations.”

	As of March 31, 2010		As of December 31, 2009
Other asset-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Auto	$63.0	$63.5	$24.1	$24.6
Credit cards	72.0	78.2	73.0	78.5
Manufactured homes	19.1	15.7	19.2	15.6
Utility	10.8	11.9	10.9	11.7
Other	5.6	5.4	5.8	5.0

Total other asset-backed securities	$170.5	$174.7	$133.0	$135.4

     Return on Equity-Like Investments
          Prospector manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. The following table compares our total return to the benchmark S&P 500 Total Return Index for the three months ended March 31, 2010 and 2009. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment.

	Three Months Ended March 31, 2010
	2010	2009
Public equity	5.4%	(8.5)%
S&P 500 Total Return Index	5.4	(11.0)

Difference	0.0%	2.5%

     Mortgage Loans
          Our mortgage loan department originates new commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value ratios and debt service coverage based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A substantial majority of our loans have personal guarantees and are inspected and evaluated annually. We attempt to diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses and include a PGAAP adjustment; however, the tables presented below exclude these items.
          As of March 31, 2010 and December 31, 2009, 77.9% and 77.7% respectively, of our mortgage loans were under $5.0 and our average loan balance was $1.9 for both periods.
     Composition of Mortgage Loans
          The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations. While we have begun to observe some weakness in commercial real estate fundamentals, as of March 31, 2010, we had only one non-performing loan in our commercial mortgage loan portfolio. As noted previously, we believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities.
          The following table sets forth the carrying value of our investments in commercial mortgage loans by geographic region:

	As of March 31, 2010		As of December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
California	$358.5	29.1%	$346.0	28.6%
Washington	230.0	18.6	222.9	18.5
Texas	122.3	9.9	125.6	10.4
Oregon	84.7	6.9	88.0	7.3
Colorado	45.0	3.6	44.5	3.7
Arizona	37.9	3.1	37.1	3.1
Minnesota	31.9	2.6	32.3	2.7
Other	323.6	26.2	310.5	25.7

Total	$1,233.9	100.0%	$1,206.9	100.0%

          The following table sets forth the carrying value of our investments in commercial mortgage loans by property type:

	As of March 31, 2010		As of December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Shopping Centers and Retail	$472.9	38.3%	$472.9	39.2%
Industrial	365.6	29.6	345.7	28.6
Office Buildings	346.5	28.1	339.2	28.1
Multi-Family	32.8	2.7	34.9	2.9
Other	16.1	1.3	14.2	1.2

Total	$1,233.9	100.0%	$1,206.9	100.0%

          The following table sets forth the loan-to-value ratios for our mortgage loan portfolio:

	As of		As of
	March 31,	% of	December 31,	% of
Loan-to-Value Ratio	2010	Portfolio	2009	Portfolio

< or = 50%	$504.5	40.9%	$484.2	40.1%
51% – 60%	359.3	29.1	348.5	28.9
61% – 70%	193.9	15.7	195.8	16.2
71% – 75%	68.4	5.5	68.2	5.6
76% – 80%	20.1	1.7	17.7	1.5
81% – 100%	80.3	6.5	85.1	7.1
> 100%	7.4	0.6	7.4	0.6

	$1,233.9	100.0%	$1,206.9	100.0%

          We use the loan-to-value ratio as our primary metric to assess the quality of our mortgage loans. The loan-to-value ratio, which is expressed as a percentage, compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, loan-to-value ratios are calculated using independent appraisals performed by Member of the Appraisal Institute, or MAI, designated appraisers. Subsequent to the year of funding, loan-to-value ratios are updated annually using internal valuations based on property income and market capitalization rates. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio generally indicates a higher quality loan. As of March 31, 2010 and December 31, 2009, our mortgage loan portfolio had weighted-average loan-to-value ratios of 53.1% and 53.5% respectively.
          For loans originated in the three months ended March 31, 2010, 53.4% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 70%. For loans originated in the year ended December 31, 2009, 44.8% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 70%.
     Maturity Date of Mortgage Loans
          The following table sets forth our mortgage loans by contractual maturity date:

	As of March 31, 2010		As of December 31, 2009
Years to Maturity	Carrying Value	% of Total	Carrying Value	% of Total
Due in one year or less	$5.4	0.4%	$2.4	0.2%
Due after one year through five years	103.7	8.4	100.0	8.3
Due after five years through ten years	598.8	48.5	541.8	44.9
Due after ten years	526.0	42.7	562.7	46.6

Total	$1,233.9	100.0%	$1,206.9	100.0%

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
          Our total allowance for losses on mortgage loans was $8.3 and $8.2 as of March 31, 2010 and December 31, 2009, respectively, which included a specific reserve of $2.2 related to one non-performing loan.
     Investments in Limited Partnerships — Affordable Housing Investments
          We invest in tax-advantaged federal affordable housing investments through limited liability partnerships. These affordable housing investments are typically 15-year investments that provide tax credits in years one through ten. As of March 31, 2010, we were invested in eight limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. These investments are accounted for under the equity method and are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.
          Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and the related tax credits had on net income.

	Three Months Ended March 31,
	2010	2009

Amortization related to affordable housing investments, net of tax benefit	$(1.3)	$(1.5)
Affordable housing tax credits	2.8	2.4

Impact to net income	$1.5	$0.9

          The following table provides the future estimated impact to net income:

Estimated
Impact to Net
Income

Remainder of 2010	$4.0
2011	7.8
2012	8.9
2013 and beyond	26.1

Estimated impact to net income (net of taxes)	$46.8

Liquidity and Capital Resources
          We conduct all our operations through our operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from our subsidiaries. Dividends and permitted tax sharing payments from our subsidiaries are Symetra’s principal sources of cash to pay stockholder dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations. On January 27, 2010, we completed an initial public offering of our common stock and received net proceeds of $282.5, which further enhanced our liquidity and capital resources. We intend to pay quarterly cash dividends on our common stock and warrants at a rate of approximately $0.05 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. On May 12, 2010, our board of directors declared a $0.05 per share dividend to shareholders and warrant holders of record as of May 26, 2010. See “— Dividends” below for further discussion.
          Over the past few years, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. During the first quarter of 2010, the credit and equity markets continued to rebound, and although the credit markets remain tight, we continue to experience a low interest rate environment. In managing these challenging market conditions over the past couple of years, we benefited from the strength of our management philosophy, diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:
•	Sales for the three months ended March 31, 2010 were good across all distribution channels. Although below the record levels for the same period in 2009, sales continued to generate strong cash inflows on our deposit contracts (annuities and universal life policies, including BOLI).

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations during the financial crisis.

•	The amount of accumulated other comprehensive income (loss), net of taxes, on our consolidated balance sheets increased to income of $159.5 as of March 31, 2010, from a loss of $49.7 as of December 31, 2009. The primary driver was an increase in the fair value of our available-for-sale securities, due to the market showing signs of stabilization and credit spreads tightening. We believe we are positioned to hold our investments in an unrealized loss position to maturity because of our mix of insurance products and our disciplined asset/liability matching. We have $7.4 billion of illiquid liabilities consisting of reserves for structured settlements and SPIAs that cannot be surrendered, deferred annuities with five-year payout provisions or market value adjustments (MVA), traditional life insurance, and group life and health policies.

•	As of March 31, 2010, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•	To support the growing sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our life insurance company, Symetra Life Insurance Company. As of March 31, 2010, Symetra Life Insurance Company had an estimated risk-based capital ratio of 484%.
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
          In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities. This represents the sum of funds held under deposit contracts and future policy benefits, net of reinsurance recoverables, on the consolidated balance sheets, excluding other policyholder related liabilities of $118.2 and $121.6 as of March 31, 2010 and December 31, 2009, respectively.

	As of March 31, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total

Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,714.8	34.4%	$6,703.6	35.1%
Deferred annuities with 5-year payout provision or MVA(2)	376.3	1.9	381.0	2.0
Traditional insurance (net of reinsurance)(3)	186.7	1.0	185.8	1.0
Group health & life (net of reinsurance)(3)	98.7	0.5	97.2	0.5

Total illiquid liabilities	7,376.5	37.8	7,367.6	38.6

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	3,929.8	20.2	3,865.1	20.2
Deferred annuities with surrender charges of 5% or higher	5,110.0	26.2	4,788.2	25.1
Universal life with surrender charges of 5% or higher	159.7	0.8	152.5	0.8

Total somewhat liquid liabilities	9,199.5	47.2	8,805.8	46.1

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	378.3	1.9	412.4	2.2
Less than 3%	150.2	0.8	87.6	0.5
No surrender charges(5)	1,936.3	9.9	1,950.7	10.2
Universal life and whole life with surrender charges less than 5%	439.7	2.3	441.7	2.3
BOLI	3.6	0.0	3.7	0.0
Traditional insurance (net of reinsurance)(6)	3.0	0.0	2.1	0.0
Group health & life (net of reinsurance)(6)	13.4	0.1	18.4	0.1

Total fully liquid liabilities	2,924.5	15.0	2,916.6	15.3

Total	$19,500.5	100.0%	$19,090.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees.

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

(6)	Represents reported claim liabilities.
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
          We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of March 31, 2010 and December 31, 2009, our insurance subsidiaries had liquid assets of $19.0 billion and $18.1 billion, respectively, and Symetra had cash and cash equivalents of $55.5 and $36.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $443.3 and $259.9 as of March 31, 2010 and December 31, 2009, respectively. Our liquid assets increased as a result of uninvested cash from sales of deferred annuities in the first quarter and our IPO proceeds, as it continues to be challenging to invest in quality investments with acceptable yields.
          We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.
          Given the size and liquidity profile of our investment portfolio, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been limited variation between the expected maturities of our investments and the payment of claims.
     Capitalization
          Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure as of the dates indicated:

	March 31,	December 31,
	2010	2009

Notes payable	$448.9	$448.9
Stockholders’ equity	1,971.7	1,433.3

Total capital	$2,420.6	$1,882.2

          Our capitalization increased as of March 31, 2010, as compared to December 31, 2009 due to an increase in stockholders’ equity. This increase was driven by the net proceeds received from our IPO, an increase in AOCI and the generation of net income of $46.3. AOCI improved primarily due to an increase in net unrealized gains on available-for-sale corporate securities. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.
     Dividends
          On May 12, 2010 we declared a dividend of $0.05 per common share to shareholders and warrant holders of record as of May 26, 2010, for an approximate total of $6.9, to be payable on June 9, 2010.

Cash Flows
          The following table sets forth a summary of our consolidated cash flows for the dates indicated.

	Three Months Ended March 31,
	2010	2009
Net cash flows from operating activities	$209.6	$168.2
Net cash flows from investing activities	(544.1)	(977.7)
Net cash flows from financing activities	466.0	662.1
     Operating Activities
          Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for premiums on our group medical stop-loss, group life and term life insurance products, income including dividends and interest on our investments, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:
          Net cash provided by operating activities for the three months ended March 31, 2010 was $209.6, a $41.4 increase over the same period in 2009. This increase was primarily the result of increased net investment income driven by an increase in account values, a decline in paid commissions related to our deferred annuity products on lower sales, and a decrease in group medical stop-loss paid claims.
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
          Net cash used in investing activities for the three months ended March 31, 2010 was $544.1, a $433.6 decrease over the same period in 2009. This decrease was primarily the result of lower purchases driven by lower sales of fixed deferred annuities. In addition we benefitted from strategic sales of fixed maturities at a gain in the current period.
     Financing Activities
          Cash flows from our financing activities are primarily driven by the amounts and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from our issuances of debt and common stock, as well as the amounts and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, repayments of debt and dividend distributions to our stockholders. The following discussion highlights key drivers in the level of cash flows generated from our financing activities:
          Net cash provided by financing activities for the three months ended March 31, 2010 was $466.0, a $196.1 decrease over the same period in 2009. This was primarily due to a $521.6 decrease in deposits primarily related to lower sales of fixed deferred annuities referred to in investing activities above. This was partially offset by IPO proceeds.
Off-balance Sheet Transactions
          We do not have off-balance sheet transactions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2009, a description of which may be found in Part II, Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. See Item 1A — “Risk Factors” for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
          We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) of the 1934 Act, as of March 31, 2010. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Limitations on Controls
          Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
          There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
          Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Consolidated Financial Statements, Note 9, Commitments and Contingencies” under the caption, “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2010.
The implementation of The Patient Protection and Affordable Care Act could have a material adverse effect on the profitability or marketability of the health insurance products that we sell.
          On March 23, 2010, President Obama signed into law The Patient Protection and Affordable Care Act (PPACA), which brings substantial change to the insurance coverage for medical costs. Some of these changes apply primarily to fully insured group health plans (which we do not currently provide), but some provisions apply to self-funded plans, and thus, the medical stop-loss coverage offered by us. While many of the changes do not take effect until January 1, 2014, some take effect for benefit plan years beginning on or after September 23, 2010.
          We believe that the most significant impacts of the PPACA to the Company’s medical stop-loss product are the elimination of lifetime benefit maximums, and significant restrictions on annual benefit maximums. These maximums serve to cap the amounts we could be liable for under our medical stop-loss product. Currently, our reinsurance agreements have limitations on the amount of medical benefit costs for which we can be reimbursed by our reinsurance carriers. With the elimination of lifetime benefit maximums and restrictions on annual benefit maximums from our medical stop-loss product, we may not be fully reimbursed for medical benefit costs by our reinsurance carriers. We face significant risk if we are unable to effectively manage and reinsure this risk.
          While certain provisions of the PPACA could adversely affect us, because of the recent enactment of the PPACA, and the remaining uncertainty regarding certain of its provisions it is difficult to predict the PPACA’s effect on the profitability or marketability of the health insurance products and services we sell. Similarly, it is difficult to predict the effect the PPACA will have on our financial condition, results of operations or cash flows. We will continue to monitor the implementation of the PPACA and reassess our business strategies accordingly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Use of Proceeds from Initial Public Offering
          On January 27, 2010, we completed the sale of 34,960,000 shares of common stock at an initial public offering price of $12.00 per share. We received net proceeds from the offering of $282.5 million, reflecting the gross proceeds of $303.1 million, net of underwriting fees of $17.4 million and offering expenses of $3.2 million.
          As we reported in our 2009 10-K, we contributed $236.6 million of the IPO proceeds to our subsidiaries to fund organic growth. Since that date, we used the remaining $45.9 million of IPO proceeds for investments in mortgage-backed securities. We retained this portion of the IPO proceeds in the holding company rather than contributing such amount to our insurance subsidiaries because of the insurance laws and regulations that can restrict the timing and amount of dividends and other distributions to the holding company from our insurance subsidiaries.

Item 6. Exhibits

Exhibit
Number	Description

10.14	Annual Incentive Bonus Plan*

10.21	Form of Restricted Stock Pursuant to the Symetra Financial Corporation Equity Plan*

10.22	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2010-2012 Grant*

10.23	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.01	Audit Committee Independent Auditor Services Pre-Approval Policy*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION
Date: May 14, 2010	By:	/s/ Randall H. Talbot
		Name:	Randall H. Talbot
		Title:	President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer