Form 10-Q
period 2010-06-30
Symetra Financial CORP
filed 2010-08-12
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33808
SYMETRA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0978027 (I.R.S. Employer Identification No.)
777 108th Avenue NE, Suite 1200
Bellevue, Washington 98004
(Address of principal executive offices, including zip code)
(425) 256-8000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2010, the Registrant had 118,175,040 common voting shares outstanding, with a par value of $0.01 per share.

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
          These statements are based on certain assumptions and analyses made by Symetra in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to Symetra’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:
•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;
•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;
•	changes in laws or regulations, or their interpretation, including those that could increase Symetra’s business costs and required capital levels;
•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and

•	the risks that are described in Item 1A — “Risk Factors” in this report and Symetra’s 2009 Annual Report on Form 10-K.
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

PART I — Financial Information

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (cost: $19,618.7 and $18,553.7, respectively)	$20,612.2	$18,594.3
Marketable equity securities, at fair value (cost: $52.6 and $52.6, respectively)	43.9	36.7
Trading securities:
Marketable equity securities, at fair value (cost: $157.3 and $165.9, respectively)	141.0	154.1
Mortgage loans, net	1,340.3	1,201.7
Policy loans	72.3	73.9
Investments in limited partnerships (includes $32.1 and $24.7 measured at fair value, respectively)	136.9	110.2
Other invested assets	12.0	12.2

Total investments	22,358.6	20,183.1
Cash and cash equivalents	322.7	257.8
Accrued investment income	251.6	237.2
Accounts receivable and other receivables	81.9	70.1
Reinsurance recoverables	277.3	276.6
Deferred policy acquisition costs	199.0	250.4
Goodwill	27.3	26.3
Current income taxes recoverable	—	20.2
Deferred income tax assets, net	—	191.2
Other assets	74.0	84.5
Separate account assets	759.0	840.1

Total assets	$24,351.4	$22,437.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$19,825.7	$18,816.7
Future policy benefits	397.0	394.9
Policy and contract claims	120.7	125.6
Unearned premiums	14.0	12.1
Other policyholders’ funds	99.5	113.8
Notes payable	449.0	448.9
Deferred income tax liabilities, net	112.0	—
Other liabilities	231.7	252.1
Separate account liabilities	759.0	840.1

Total liabilities	22,008.6	21,004.2
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,222,920 issued and 118,175,040 outstanding as of June 30, 2010; 92,729,455 issued and outstanding as of December 31, 2009	1.2	0.9
Additional paid-in capital	1,449.5	1,165.7
Retained earnings	391.6	316.4
Treasury stock, at cost; 47,880 and 0 shares as of June 30, 2010 and December 31, 2009, respectively	(0.6)	—
Accumulated other comprehensive income (loss), net of taxes	501.1	(49.7)

Total stockholders’ equity	2,342.8	1,433.3

Total liabilities and stockholders’ equity	$24,351.4	$22,437.5

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Premiums	$115.5	$116.8	$234.5	$236.3
Net investment income	297.1	283.1	584.0	545.8
Policy fees, contract charges, and other	41.8	40.7	82.3	80.3
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(2.7)	(72.2)	(20.6)	(123.8)
Less: portion of losses recognized in other comprehensive income	1.2	43.7	9.4	67.5

Net impairment losses recognized in earnings	(1.5)	(28.5)	(11.2)	(56.3)
Other net realized investment gains (losses)	(8.5)	31.2	8.0	16.0

Total net realized investment gains (losses)	(10.0)	2.7	(3.2)	(40.3)

Total revenues	444.4	443.3	897.6	822.1

Benefits and expenses:
Policyholder benefits and claims	83.3	82.1	169.5	176.5
Interest credited	221.5	213.1	440.0	408.7
Other underwriting and operating expenses	64.2	62.0	123.8	125.0
Interest expense	7.9	8.0	15.9	15.9
Amortization of deferred policy acquisition costs	17.0	11.9	32.4	22.6

Total benefits and expenses	393.9	377.1	781.6	748.7
Income from operations before income taxes	50.5	66.2	116.0	73.4

Provision (benefit) for income taxes:
Current	17.4	9.6	27.3	11.5
Deferred	(2.7)	9.6	6.6	9.8

Total provision for income taxes	14.7	19.2	33.9	21.3

Net income	$35.8	$47.0	$82.1	$52.1

Net income per common share:
Basic	$0.26	$0.42	$0.61	$0.47
Diluted	$0.26	$0.42	$0.61	$0.47

Weighted-average number of common shares outstanding:
Basic	137.019	111.622	134.035	111.622
Diluted	137.038	111.622	134.056	111.622

Cash dividends declared per common share	$0.05	—	$0.05	—
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
		Additional		Treasury	Other	Total
	Common	Paid-in	Retained	Stock,	Comprehensive	Stockholders'
	Stock	Capital	Earnings	at Cost	Income (Loss)	Equity
Balances as of January 1, 2009	$0.9	$1,165.5	$172.4	$—	$(1,052.6)	$286.2
Cumulative effect adjustment — new accounting guidance (net of taxes: $(8.4))	—	—	15.7	—	(15.7)	—
Comprehensive income, net of taxes:
Net income	—	—	52.1	—	—	52.1
Other comprehensive income (net of taxes: $229.1)	—	—	—	—	425.4	425.4

Total comprehensive income, net of taxes						477.5

Balances as of June 30, 2009	$0.9	$1,165.5	$240.2	$—	$(642.9)	$763.7

Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$—	$(49.7)	$1,433.3
Common stock issued (net of issuance costs: $20.6)	0.3	282.2	—	—	—	282.5
Comprehensive income, net of taxes:
Net income	—	—	82.1	—	—	82.1
Other comprehensive income (net of taxes: $296.5)	—	—	—	—	550.8	550.8

Total comprehensive income, net of taxes						632.9
Stock-based compensation	—	1.6	—	(0.6)	—	1.0
Dividends declared	—	—	(6.9)	—	—	(6.9)

Balances as of June 30, 2010	$1.2	$1,449.5	$391.6	$(0.6)	$501.1	$2,342.8

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$82.1	$52.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	3.2	40.3
Accretion and amortization of invested assets, net	18.9	8.5
Accrued interest on bonds	(21.5)	(16.6)
Amortization and depreciation	11.5	7.4
Deferred income tax provision	6.6	9.8
Interest credited on deposit contracts	440.0	408.7
Mortality and expense charges and administrative fees	(51.2)	(50.2)
Changes in:
Accrued investment income	(14.4)	(24.1)
Deferred policy acquisition costs, net	(35.1)	(76.2)
Other receivables	2.8	(13.9)
Future policy benefits	2.1	2.2
Policy and contract claims	(4.9)	(0.8)
Current income taxes recoverable	22.3	18.7
Other assets and liabilities	(27.0)	(5.5)
Other, net	1.4	0.1

Total adjustments	354.7	308.4

Net cash provided by operating activities	436.8	360.5
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(2,397.7)	(2,110.7)
Other invested assets and investments in limited partnerships	(23.4)	(19.3)
Issuances of mortgage loans	(179.6)	(86.0)
Issuances of policy loans	(8.6)	(8.9)
Maturities, calls, paydowns, and other	892.7	649.5
Securities lending collateral returned, net	—	59.6
Sales of:
Fixed maturities and marketable equity securities	441.7	138.4
Other invested assets and investments in limited partnerships	6.3	2.9
Repayments of mortgage loans	37.5	35.8
Repayments of policy loans	9.7	9.3
Other, net	(1.8)	3.9

Net cash used in investing activities	(1,223.2)	(1,325.5)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,215.9	1,655.6
Withdrawals	(621.2)	(671.4)
Securities lending collateral paid, net	—	(59.6)
Proceeds from issuance of common stock	282.5	—
Cash dividends paid on common stock	(6.9)	—
Acquisition of treasury stock	(0.6)	—
Other, net	(18.4)	7.4

Net cash provided by financing activities	851.3	932.0

Net increase (decrease) in cash and cash equivalents	64.9	(33.0)
Cash and cash equivalents at beginning of period	257.8	468.0

Cash and cash equivalents at end of period	$322.7	$435.0

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$20.2	$9.2
Bond exchanges	72.7	27.4
See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
1. Description of Business
     Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers group and individual insurance products and retirement products, including annuities, marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities and individual life insurance. The accompanying interim financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are collectively referred to as “Symetra Financial” or “the Company.”
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
     The interim consolidated financial statements include the accounts of Symetra Financial Corporation and its subsidiaries that are wholly owned, directly or indirectly. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information to conform to the current period presentation. For the three and six months ended June 30, 2009, this included reclassifications of $25.8 and $51.8, respectively, related to cost of insurance charges on universal life-type (UL) contracts from premium revenues to policy fees, contract charges and other revenues on the consolidated statements of income. These reclassifications did not change total revenues or amounts previously reported as other revenues that are now included in policy fees, contract charges and other.
     These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements as of that date but certain information and footnotes required by GAAP for complete financial statements have been excluded. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2010.
     During the first quarter of 2010, the Company revised its estimate for bonus interest reserves on one of its universal life products. This bonus interest is not earned by the contractholder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment has had on investment yields, the credited interest rate is being adjusted downward to the guaranteed minimum rate over the next nine months. As a result, for the six months ended June 30, 2010, income from operations before income taxes increased $7.4. The impact on net income for the same period was $4.8, or $0.03 per share of common stock.
  Adoption of New Accounting Pronouncements
  ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R)
     In June 2009, the FASB issued SFAS No. 167 (ASC 810-10), Amendments to FASB Interpretation No. 46(R), which provides guidance for determining whether an entity is a variable interest entity (VIE); assessing which enterprise, if any, has a controlling financial interest in a VIE; and providing additional disclosures about involvement with such entities. This guidance changed the basis for determining the primary beneficiary of a VIE from a quantitative analysis to a primarily qualitative analysis and requires

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
reassessment of this determination at each reporting period. The Company adopted this guidance on January 1, 2010, and it did not change the Company’s previous conclusions regarding its VIEs, which consist primarily of investments in limited partnerships.
     Based on the analysis of its investments in VIEs, the Company does not meet the definition of “primary beneficiary” for any of these VIEs, as it lacks the power to direct the activities of its VIEs, and therefore has not consolidated these entities. The maximum exposure to loss as a result of the Company’s involvement in its VIEs, which includes unfunded commitments, was $166.3 and $147.3 as of June 30, 2010 and December 31, 2009, respectively.
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
  Accounting Pronouncements Not Yet Adopted
  ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments
     In April 2010, the FASB issued ASU 2010-15, Financial Services — Insurance (Topic 944) — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurer should only consider its ownership interests held within its general account when determining if it holds a controlling interest, thus excluding interests held in a separate account from the analysis. It does not change the guidance for consolidating investments when the general account holds a controlling interest. The Company will adopt this guidance on January 1, 2011, which will not change the Company’s current practice of excluding ownership interests held in its separate account from its consolidation analysis.
  ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
     In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires increased disclosure about financing receivables, including credit risk exposures and the allowance for credit losses; however, it does not change how credit losses are measured or recognized. It requires, on a disaggregated basis, new disclosures regarding allowances for credit losses, the credit quality of financing receivables, and loan impairments. The Company is evaluating the new disclosure requirements to determine the extent to which they will impact its financial statements. The Company’s mortgage loans are considered financing receivables. The Company will include the required disclosures in its financial statements for the year ended December 31, 2010.
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
     The outstanding warrants, exercisable for 18.976 common shares, are considered participating securities or potential common stock securities that are included in weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share using the two-class method. The warrants are considered participating securities or potential common stock securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis.
     The Company has issued restricted stock to certain employees that are included in the computation of earnings per share, weighted for the portion of the period the shares were outstanding. Certain of the restricted shares are considered participating securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
diluted earnings per share based on the application of the two-class method. Non-participating restricted stock is included in diluted earnings per share based on the application of the treasury stock method.
     For the three and six months ended June 30, 2010, 1.750 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive.
     The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income, as reported	$35.8	$47.0	$82.1	$52.1

Denominator:
Weighted-average common shares outstanding — basic	137.019	111.622	134.035	111.622
Add: Dilutive effect of restricted stock	0.019	—	0.021	—

Weighted-average common shares outstanding — diluted	137.038	111.622	134.056	111.622

Net income per common share:
Basic	$0.26	$0.42	$0.61	$0.47
Diluted	$0.26	$0.42	$0.61	$0.47
4. Investments
     The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (loss) (AOCI) represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also had a credit-related impairment.

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of June 30, 2010
Fixed maturities:
U.S. government and agencies	$116.3	$6.7	$—	$123.0	$(0.1)
State and political subdivisions	482.7	7.0	(17.9)	471.8	(0.7)
Corporate securities	13,426.8	987.4	(237.8)	14,176.4	(25.5)
Residential mortgage-backed securities	3,667.7	195.5	(57.0)	3,806.2	(42.2)
Commercial mortgage-backed securities	1,722.4	116.8	(9.7)	1,829.5	(3.7)
Other debt obligations	202.8	17.0	(14.5)	205.3	(3.9)

Total fixed maturities	19,618.7	1,330.4	(336.9)	20,612.2	(76.1)
Marketable equity securities, available-for-sale	52.6	0.2	(8.9)	43.9	—

Total	$19,671.3	$1,330.6	$(345.8)	$20,656.1	$(76.1)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$41.6	$2.4	$(0.1)	$43.9	$(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	(1.3)
Corporate securities	12,454.8	487.5	(393.7)	12,548.6	(32.8)
Residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	(4.0)
Other debt obligations	201.2	9.4	(17.6)	193.0	(3.8)

Total fixed maturities	18,553.7	651.0	(610.4)	18,594.3	(81.9)
Marketable equity securities, available-for-sale	52.6	0.1	(16.0)	36.7	—

Total	$18,606.3	$651.1	$(626.4)	$18,631.0	$(81.9)

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

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of June 30, 2010
Fixed maturities:
State and political subdivisions	$—	$—	—	$283.9	$(17.9)	43
Corporate securities	560.5	(45.1)	104	1,567.2	(192.7)	175
Residential mortgage-backed securities	50.6	(0.7)	12	350.7	(56.3)	58
Commercial mortgage-backed securities	6.6	(0.2)	5	86.9	(9.5)	22
Other debt obligations	—	—	—	26.8	(14.5)	7

Total fixed maturities	$617.7	$(46.0)	121	$2,315.5	$(290.9)	305
Marketable equity securities, available-for-sale	—	—	—	22.9	(8.9)	4

Total	$617.7	$(46.0)	121	$2,338.4	$(299.8)	309

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$2.2	$(0.1)	1	$—	$—	—
State and political subdivisions	67.7	(1.9)	18	299.7	(35.4)	49
Corporate securities	1,404.0	(33.4)	151	2,504.0	(360.3)	291
Residential mortgage-backed securities	579.9	(9.4)	30	404.6	(91.6)	65
Commercial mortgage-backed securities	94.9	(1.4)	11	622.8	(59.3)	44
Other debt obligations	11.4	(0.2)	3	28.2	(17.4)	8

Total fixed maturities	$2,160.1	$(46.4)	214	$3,859.3	$(564.0)	457
Marketable equity securities, available-for-sale	—	—	—	36.3	(16.0)	5

Total	$2,160.1	$(46.4)	214	$3,895.6	$(580.0)	462

     Based on National Association of Insurance Commissioners (NAIC) ratings, as of June 30, 2010 and December 31, 2009, the Company held below-investment-grade fixed maturities with fair values of $1,030.8 and $1,032.1, respectively, and amortized costs of $1,129.5 and $1,165.1, respectively. These holdings amounted to 5.0% and 5.6% of the Company’s investments in fixed maturities at fair value as of June 30, 2010 and December 31, 2009, respectively.
     The following table summarizes the amortized cost and fair value of fixed maturities as of June 30, 2010, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
One year or less	$706.4	$717.1
Over one year through five years	3,181.3	3,380.9
Over five years through ten years	5,008.8	5,403.3
Over ten years	5,193.8	5,328.6
Residential mortgage-backed securities	3,667.7	3,806.2
Commercial mortgage-backed securities.	1,722.4	1,829.5
Other asset-backed securities	138.3	146.6

Total fixed maturities	$19,618.7	$20,612.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     The following table summarizes the Company’s net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturities	$280.4	$263.6	$551.4	$514.4
Marketable equity securities, available-for-sale	1.1	1.3	1.7	1.7
Marketable equity securities, trading	0.8	0.6	1.5	1.2
Mortgage loans	20.9	16.1	39.7	32.1
Policy loans	1.1	1.1	2.2	2.2
Investments in limited partnerships	(2.6)	4.1	(3.8)	2.6
Other	0.7	1.1	1.8	1.3

Total investment income	302.4	287.9	594.5	555.5
Investment expenses	(5.3)	(4.8)	(10.5)	(9.7)

Net investment income	$297.1	$283.1	$584.0	$545.8

     The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturities:
Gross gains on sales	$7.0	$5.8	$17.4	$6.2
Gross losses on sales	(0.2)	(1.6)	(1.3)	(2.2)
Other-than-temporary impairments	(1.5)	(28.5)	(11.2)	(56.3)
Other(1)	(0.1)	3.6	2.2	(0.6)

Total fixed maturities	5.2	(20.7)	7.1	(52.9)
Marketable equity securities, trading(2)	(8.8)	19.6	(1.2)	4.3
Other invested assets	(4.8)	0.1	(6.2)	(1.5)
Deferred policy acquisition costs adjustment	(1.6)	3.7	(2.9)	9.8

Net realized investment gains (losses)	$(10.0)	$2.7	$(3.2)	$(40.3)

(1)	This includes gains (losses) on calls and redemptions. Also included are changes in the fair value of the Company’s convertible securities held as of period end totaling $(2.9), $(0.6), $3.0 and $3.0 for the three and six months ended June 30, 2010 and 2009, respectively.

(2)	This includes $(7.4), $(2.7), $19.2 and $4.4 of gains (losses) for the three and six months ended June 30, 2010 and 2009, respectively, related to changes in fair value of trading securities held as of period end.
     Other-Than-Temporary Impairments
     The Company’s review of investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate a credit loss exists.
     While all securities are monitored for impairment, the Company’s experience indicates that securities for which the cost or amortized cost exceeds fair value by less than 20% do not represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security, the Company considers, among other factors:
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
•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy, compared to the price at which the market is trading;

•	Fundamentals of the industry in which the issuer operates;

•	Earnings multiples for the given industry or sector of the industry that the issuer operates within, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Expected cash flows of the issuer;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency; and

•	Additional market information.
     Determination of Credit Losses on Mortgage-backed Securities
     To determine the recovery value, credit loss and intent to sell for a mortgage-backed security, including residential-, commercial- and other asset-backed securities, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities:

	As of June 30, 2010		As of December 31, 2009
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$137.6	$(43.8)	$103.4	$(28.4)
6 consecutive months or more	187.6	(93.2)	517.9	(229.5)

Total underwater by 20% or more	325.2	(137.0)	621.3	(257.9)
All other underwater fixed maturities	2,608.0	(199.9)	5,398.1	(352.5)

Total underwater fixed maturities	$2,933.2	$(336.9)	$6,019.4	$(610.4)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
6 consecutive months or more	$1.7	$(4.4)	$35.6	$(15.9)

Total underwater by 20% or more	1.7	(4.4)	35.6	(15.9)
All other underwater marketable equity securities, available-for-sale	21.2	(4.5)	0.7	(0.1)

Total underwater marketable equity securities, available-for-sale	$22.9	$(8.9)	$36.3	$(16.0)

          As of June 30, 2010 and December 31, 2009, investment grade securities totaled $38.2 and $136.9, respectively, which composed 41.0%, and 59.7%, respectively, of the gross unrealized losses on fixed maturities underwater by 20% or more for six months or more. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in the issuer and the sector-related credit spreads since the securities were acquired.
          The Company reviewed its investments in fixed maturities with unrealized losses as of June 30, 2010 in accordance with its impairment policy. The Company’s evaluation determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary, as the Company did not intend to sell these fixed maturities and it was not more likely than not that the Company will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s spread analysis, cash flow modeling and expected continuation of contractually required principal and interest payments.
          As of June 30, 2010, the Company did not intend to sell its underwater available-for-sale marketable equity securities, primarily consisting of non-redeemable preferred stock, and it had the intent and ability to hold them until recovery. Based on this analysis, including an evaluation of the near term prospects of the issuers, the Company concluded that the declines in fair value of these securities were temporary.
          Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$69.5	$86.1	$69.6	$73.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.5	11.1	6.5	21.3
For which an OTTI was previously recognized	0.9	2.2	2.4	10.6
Decreases attributable to:
Securities sold or paid down during the period	(2.4)	(7.6)	(10.0)	(7.7)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell(1)	—	(17.4)	—	(22.8)

Balance, end of period	$68.5	$74.4	$68.5	$74.4

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost.

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
          The following tables present the financial instruments carried at fair value under the valuation hierarchy described above for assets accounted for at fair value on a recurring basis. The Company has no financial liabilities accounted for at fair value on a recurring basis:

	As of June 30, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$123.0	$—	$123.0	$—	—
State and political subdivisions	471.8	—	464.2	7.6	0.0%
Corporate securities	14,176.4	—	13,268.4	908.0	4.2
Residential mortgage-backed securities	3,806.2	—	3,729.1	77.1	0.4
Commercial mortgage-backed securities	1,829.5	—	1,797.9	31.6	0.1
Other debt obligations	205.3	—	194.6	10.7	0.1

Total fixed maturities, available-for-sale	20,612.2	—	19,577.2	1,035.0	4.8
Marketable equity securities, available-for-sale	43.9	42.1	—	1.8	0.0
Marketable equity securities, trading	141.0	140.3	—	0.7	0.0
Investments in limited partnerships(1)	32.1	—	—	32.1	0.2
Other invested assets	5.2	2.7	—	2.5	0.0

Total investments	20,834.4	185.1	19,577.2	1,072.1	5.0
Separate account assets	759.0	759.0	—	—	—

Total	$21,593.4	$944.1	$19,577.2	$1,072.1	5.0%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Corporate securities	12,548.6	—	11,657.4	891.2	4.5
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	193.0	—	182.4	10.6	0.1

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Investments in limited partnerships(1)	24.7	—	—	24.7	0.2
Other invested assets	6.7	2.1	—	4.6	0.0

Total investments	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

(1)	As of June 30, 2010 and December 31, 2009, this amount consisted of investments in private equity and hedge funds.
  Fixed Maturities
          The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of June 30, 2010 and December 31, 2009, pricing services provided prices for 95.0% and 93.6% of the Company’s fixed maturities, respectively. Prices received from the pricing services are not adjusted and multiple prices for these securities are not obtained. The pricing services provide prices where observable inputs are available. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security until they are able to obtain such information.
          The Company analyzes the prices received from the pricing services to ensure that they represent a reasonable estimate of fair value and to gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination. This process includes evaluation of pricing methodologies and inputs, analytical reviews of certain prices between reporting periods, and back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sales prices.
          In situations where the Company is unable to obtain sufficient market-observable information upon which to estimate the fair value of a particular security, fair values are determined using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data. Such measurements are classified as Level 3 and typically include private placements and other securities that the pricing services are unable to price. As of June 30, 2010 and December 31, 2009, the Company had $893.0, or 4.3%, and $901.3, or 4.8%, of its fixed maturities invested in private placement securities, respectively, most of which are corporate securities. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $819.3, or 91.7%, and $819.8, or 91.0%, of these privately placed securities as Level 3 measurements, as of June 30, 2010 and December 31, 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     Corporate Securities
          As of June 30, 2010 and December 31, 2009, the fair value of the Company’s corporate securities classified as Level 2 measurements was $13,268.4 and $11,657.4, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of June 30, 2010			As of December 31, 2009
		%	# of		%	# of
	Amount	of Total	Securities	Amount	of Total	Securities
Significant Security Sectors:
Industrials	$2,400.9	18.1%	212	$1,974.9	16.9%	227
Consumer staples	2,003.9	15.1	141	1,731.0	14.8	150
Utilities	1,849.3	13.9	196	1,771.6	15.2	216
Financials	1,746.5	13.2	246	1,760.2	15.1	286

Weighted-average coupon rate	6.44%			6.55%
Weighted-average remaining years to contractual maturity	12.5			13.3
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
          As of June 30, 2010, 87.9% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financial sector, 24.9%, the industrial sector, 22.8%, and the materials sector, 14.4%.
          As of December 31, 2009, 89.6% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financial sector, 22.4%, the industrial sector, 22.7%, and the materials sector, 15.2%.
          The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of June 30, 2010		As of December 31, 2009
		Fair	% of Total	Fair	% of Total
NAIC Rating	Comparable Standard & Poor’s rating	Value	Fair Value	Value	Fair Value
1	AAA, AA, A	$163.9	20.5%	$153.5	19.2%
2	BBB	555.1	69.6	557.4	69.8
3 — 6	BB & below	78.8	9.9	87.3	11.0

Total		$797.8	100.0%	$798.2	100.0%

          The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of June 30, 2010, the range of illiquidity adjustments varied from 0 to 50 basis points.
     Residential Mortgage-backed Securities
          As of June 30, 2010 and December 31, 2009, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,729.1 and $3,285.9, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 5.27% and 5.36% as of June 30, 2010 and December 31, 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          Agency securities composed 87.2% and 84.7% of the Company’s Level 2 RMBS as of June 30, 2010 and December 31, 2009, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of		As of
	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Standard & Poor’s equivalent rating:
AAA	$178.8	37.4%	$200.8	39.9%
AA through BBB	102.8	21.5	140.2	27.8
BB & below	196.7	41.1	162.7	32.3

Total Non-agency RMBS	$478.3	100.0%	$503.7	100.0%

Non-agency RMBS with super senior subordination	$285.9	59.8%	$300.3	59.6%
          As of June 30, 2010 and December 31, 2009, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.8%, and $191.1 and $191.3, or 40.0% and 38.0%, respectively, had an origination or vintage year of 2004 and prior.
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
     Commercial Mortgage-backed Securities
          As of June 30, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,797.9 and $1,765.4, respectively. These were primarily non-agency securities, which composed 71.5% and 76.8% of Level 2 CMBS as of June 30, 2010 and December 31, 2009, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 28.5% and 27.8% as of June 30, 2010 and December 31, 2009, respectively, and 93.0% and 92.4%, respectively, were in the most senior tranche.
          The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.56% and 5.55% as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, 18.6% of the underlying collateral for these securities was located in New York, 13.6% was located in California, and 7.0% was located in Texas. The underlying collateral primarily consisted of shopping centers/retail and office buildings, comprising 33.5% and 31.2%, respectively, as of June 30, 2010.
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
   Other Invested Assets
          Other invested assets recorded at fair value primarily consist of life settlement investments, short-term investments and S&P 500 Index options. The carrying value of these assets approximates fair value.
   Separate Accounts
          Separate account assets are primarily invested in mutual funds with published NAVs, which are included in Level 1.
   Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2010:

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of April 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2010	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Income	(Losses)(2)	2010
Types of Investments:
State and political subdivisions	$7.4	$—	$—	$—	$—	$—	$0.2	$—	$7.6
Corporate securities	906.8	15.7	—	4.7	(35.9)	—	14.4	2.3	908.0
Residential mortgage-backed securities	260.8	17.4	—	(202.6)	0.7	—	0.8	—	77.1
Commercial mortgage-backed securities	23.1	10.1	—	(1.3)	(1.0)	—	0.7	—	31.6
Other debt obligations	10.8	—	—	—	(0.2)	—	0.2	(0.1)	10.7

Total fixed maturities, available-for-sale	1,208.9	43.2	—	(199.2)	(36.4)	—	16.3	2.2	1,035.0
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.5	—	—	—	0.1	0.1	—	—	0.7
Investments in limited partnerships	25.2	8.6	(1.4)	—	0.1	(1.1)	—	0.7	32.1
Other invested assets	3.8	—	—	—	—	(1.3)	—	—	2.5

Total Level 3	$1,240.2	$51.8	$(1.4)	$(199.2)	$(36.2)	$(2.3)	$16.3	$2.9	$1,072.1

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2010	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Income	(Losses)(2)	2010
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$—	$—	$0.4	$—	$7.6
Corporate securities	891.2	31.7	(17.3)	12.8	(38.4)	—	27.4	0.6	908.0
Residential mortgage-backed securities	250.5	17.4	—	(194.6)	1.4	—	2.4	—	77.1
Commercial mortgage-backed securities	24.0	10.1	—	(1.3)	(2.8)	—	1.6	—	31.6
Other debt obligations	10.6	—	—	—	(0.5)	—	0.7	(0.1)	10.7

Total fixed maturities, available-for-sale	1,183.5	59.2	(17.3)	(183.1)	(40.3)	—	32.5	0.5	1,035.0
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.3	0.1	—	—	0.7
Investments in limited partnerships	24.7	9.2	(2.4)	—	—	(0.2)	—	0.8	32.1
Other invested assets	4.6	—	(0.3)	—	(0.8)	(1.1)	—	0.1	2.5

Total Level 3	$1,214.9	$68.4	$(20.0)	$(183.1)	$(40.8)	$(1.2)	$32.5	$1.4	$1,072.1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $4.7 and $14.9 for the three and six months ended June 30, 2010, respectively. Gross transfers out of Level 3 were $(203.9) and $(198.0) for the three and six months ended June 30, 2010, respectively, as public market information on many of our RMBS securities became available and third party independent pricing services began to provide prices. Such securities are now classified as Level 2.

(2)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2009:

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of April 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2009	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Loss	(Losses)(2)	2009
Types of Investments:
State and political subdivisions	$6.5	$—	$—	$—	$—	$—	$0.6	$—	$7.1
Corporate securities	664.7	61.6	(0.1)	(19.9)	(23.0)	—	66.9	(3.1)	747.1
Residential mortgage-backed securities	—	56.9	—	4.4	(0.2)	—	—	—	61.1
Commercial mortgage-backed securities	22.6	—	—	—	(0.6)	—	1.1	—	23.1
Other debt obligations	12.9	—	—	—	(0.3)	—	0.1	—	12.7

Total fixed maturities, available-for-sale	706.7	118.5	(0.1)	(15.5)	(24.1)	—	68.7	(3.1)	851.1
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.1	—	—	—	—	0.1	—	—	0.2
Investments in limited partnerships	59.0	—	(2.2)	—	—	8.3	—	(1.9)	63.2
Other invested assets	0.9	—	—	—	—	0.3	—	—	1.2

Total Level 3	$768.5	$118.5	$(2.3)	$(15.5)	$(24.1)	$8.7	$68.7	$(5.0)	$917.5

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2009	Purchases	Sales	Level 3(1)	Other(3)	Income(2)	Loss	(Losses)(2)	2009
Types of Investments:
State and political subdivisions	$6.3	$—	$—	$—	$—	$—	$0.8	$—	$7.1
Corporate securities	631.6	113.8	(0.1)	(23.7)	(25.8)	—	55.4	(4.1)	747.1
Residential mortgage-backed securities	—	56.9	—	4.5	(0.3)	—	—	—	61.1
Commercial mortgage-backed securities	24.4	—	—	(0.7)	(1.6)	—	1.0	—	23.1
Other debt obligations	12.0	—	—	—	(0.8)	—	1.5	—	12.7

Total fixed maturities, available-for-sale	674.3	170.7	(0.1)	(19.9)	(28.5)	—	58.7	(4.1)	851.1
Marketable equity securities, available-for-sale	—	—	—	5.2	—	—	(3.4)	—	1.8
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	56.3	2.4	(2.9)	—	—	9.2	—	(1.8)	63.2
Other invested assets	2.4	—	—	—	—	(1.2)	—	—	1.2

Total Level 3	$733.2	$173.1	$(3.0)	$(14.7)	$(28.5)	$8.0	$55.3	$(5.9)	$917.5

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $4.4 and $9.7 for the three and six months ended June 30, 2009, respectively. Gross transfers out of Level 3 were $(19.9) and $(24.4) for the three and six months ended June 30, 2009, respectively.

(2)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

(3)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of June 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$20,612.2	$20,612.2	$18,594.3	$18,594.3
Marketable equity securities, available-for-sale	43.9	43.9	36.7	36.7
Marketable equity securities, trading	141.0	141.0	154.1	154.1
Mortgage loans	1,340.3	1,360.6	1,201.7	1,190.1
Investments in limited partnerships:
Hedge funds and private equity funds	32.1	32.1	24.7	24.7
Affordable housing	104.8	102.8	85.5	89.9
Other invested assets	12.0	12.0	12.2	12.2
Cash and cash equivalents	322.7	322.7	257.8	257.8
Separate account assets	759.0	759.0	840.1	840.1
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	8,121.8	8,017.3	7,212.1	7,128.2
Immediate annuities	6,732.9	7,211.9	6,724.4	6,937.8
Notes payable:
Capital Efficient Notes (CENts)	149.8	127.2	149.8	118.5
Senior notes	299.2	302.7	299.1	276.8
  Other Financial Instruments
          Cash and cash equivalents are reported at cost, which approximates fair value. Cash equivalents were $304.3 and $244.4 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, $300.5 and $223.8 of total cash equivalents, respectively, were held at a single highly rated financial institution.
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
          The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $4,971.0 and $4,880.2 of liabilities related to insurance contracts as of June 30, 2010 and December 31, 2009, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
6. Deferred Policy Acquisition Costs
          The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2010	December 31, 2009
Unamortized balance at beginning of period	$325.7	$219.5
Deferral of acquisition costs	69.7	148.3
Adjustments related to investment (gains) losses	(2.2)	9.3
Amortization	(32.4)	(51.4)

Unamortized balance at end of period	360.8	325.7
Accumulated effect of net unrealized investment gains	(161.8)	(75.3)

Balance at end of period	$199.0	$250.4

7. Deferred Sales Inducements
          The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2010	December 31, 2009
Unamortized balance at beginning of period	$67.6	$33.0
Capitalizations	28.0	42.5
Adjustments related to investment (gains) losses	(0.7)	2.4
Amortization	(8.3)	(10.3)

Unamortized balance at end of period	86.6	67.6
Accumulated effect of net unrealized investment gains	(46.0)	(18.4)

Balance at end of period	$40.6	$49.2

8. Stockholders’ Equity
          The components of comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$35.8	$47.0	$82.1	$52.1
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	380.0	561.3	624.9	448.7
Reclassification adjustment for net realized investment (gains) losses included in net income(2)	2.4	0.7	(3.7)	31.6
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(42.8)	(16.3)	(74.2)	(11.9)
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	2.0	(27.5)	3.8	(43.0)

Other comprehensive income	341.6	518.2	550.8	425.4

Total comprehensive income	$377.4	$565.2	$632.9	$477.5

(1)	Net of taxes of $204.5, $336.4, $302.2 and $241.6 for the three and six months ended June 30, 2010 and 2009, respectively.

(2)	Net of taxes of $1.3, $(2.0), $0.4 and $17.0 for the three and six months ended June 30, 2010 and 2009, respectively. For the three and six months ended June 30, 2010, $2.8 (net of taxes of $1.4) and $9.9 (net of taxes of $5.3) of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses. For the three and six months ended June 30, 2009, $0.9 (net of taxes of $0.4), of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses.

(3)	Net of taxes of $(23.0), $(39.9), $(8.8) and $(6.3) for the three and six months ended June 30, 2010 and 2009, respectively.

(4)	Net of taxes of $1.0, $2.0, $(14.8) and $(23.2) for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table provides a reconciliation of changes in outstanding shares of common stock, in whole shares:

Common Shares
Balance at January 1, 2009	92,646,295
Restricted shares(1)	83,160

Balance at December 31, 2009	92,729,455

Balance at January 1, 2010	92,729,455
Common stock, issued in initial public offering	25,259,510
Restricted shares(1)	233,955
Treasury stock acquired(2)	(47,880)

Balance at June 30, 2010	118,175,040

(1)	Represents restricted shares issued pursuant to the Company’s Equity Plan.

(2)	Represents shares repurchased to satisfy employee income tax withholding, pursuant to the Company’s Equity Plan.
9. Stock-Based Compensation
          As of June 30, 2010, the Company has two share-based compensation plans: the Symetra Financial Corporation Equity Plan (amended and restated on August 11, 2010) (the “Equity Plan”) and the Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) (the “Stock Purchase Plan”). Under the Equity Plan, the Company is authorized to issue various types of share-based compensation to employees, directors and consultants. A total of 7.830 shares are authorized for issuance under the Equity Plan, and 5.763 equity instruments are available for future issuance as of June 30, 2010. The Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 0.870 shares are authorized for issuance under this plan. As of June 30, 2010, no shares have been issued pursuant to the Stock Purchase plan, which began in August 2010.
     Compensation Cost
          The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes it over the service period for awards expected to vest. Restricted shares are valued based on the number of shares granted and the Company’s closing stock price on the grant date. Stock options are valued using the Black-Scholes valuation model. The Company recognizes such compensation cost as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of equity awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differs from current estimates, the Company records such amounts as a cumulative adjustment in the period estimates are revised. Many factors are considered when estimating forfeitures, including types of awards, employee class and historical experiences.
          Share-based compensation expense, which is recorded in other operating expense, for the three and six months ended June 30, 2010 was $1.4 and $1.6, respectively. This included compensation expense of $1.2 for the three months ended June 30, 2010 related to the modification and accelerated vesting of certain restricted shares. No awards had been issued under the Equity Plan as of June 30, 2009.
     Restricted Stock Activity
     The Company issued 0.137 and 0.234 shares of restricted stock for the three and six months ended June 30, 2010, respectively. These awards vest on December 31, 2012. The weighted average fair value of restricted stock granted for the three and six months ended June 30, 2010 was $12.31 and $12.49 per share, respectively. The Company did not issue any restricted stock for the three and six months ended June 30, 2009.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2010:

	Number of	Weighted-Average
	Shares	Fair Value
Outstanding as of January 1, 2010	0.083	$13.08
Shares granted	0.234	$12.49
Shares vested	(0.131)	$12.40
Shares forfeited	—	$—

Outstanding at June 30, 2010	0.186	$12.44

  Stock Option Activity
          The Company issued 1.750 options for the three and six months ended June 30, 2010, with an exercise price of $28.00. These options vest at the end of the seven year service period and expire one year thereafter. The weighted average fair value of awards granted during the quarter was $3.04 per share. The Company did not issue any option awards for the three and six months ended June 30, 2009.
          The following table summarizes the weighted average assumptions used to value stock options issued:

	For the Three and Six Months
	Ended June 30, 2010
Expected term	7.5	years
Risk-free interest rate	2.7%
Dividend yield	1.6%
Volatility	45.6%
10. Commitments and Contingencies
  Investments in Limited Partnerships
          In March 2010, the Company invested in a new limited partnership interest related to federal affordable housing projects. The Company unconditionally committed to provide capital contributions totaling $25.0. As of June 30, 2010, the Company contributed $3.4 and is expected to contribute the remaining $21.6 by the end of 2012. The present value of these unfunded contributions is recorded in other liabilities.
  Litigation
          Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of June 30, 2010, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
  Other Commitments
          As of June 30, 2010 and December 31, 2009, unfunded mortgage loan commitments were $40.0 and $4.5, respectively. The Company had no other material commitments or contingencies as of June 30, 2010 and December 31, 2009.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
11. Segment Information
          The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended June 30, 2010
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$105.8	$—	$—	$9.7	$—	$115.5
Net investment income	4.8	115.3	104.7	68.3	4.0	297.1
Policy fees, contract charges, and other	3.0	4.8	0.2	29.8	4.0	41.8
Net investment losses on fixed index annuity (FIA) options	—	(1.3)	—	—	—	(1.3)

Total operating revenues	113.6	118.8	104.9	107.8	8.0	453.1

Benefits and expenses:
Policyholder benefits and claims	67.4	0.6	—	15.3	—	83.3
Interest credited	—	70.4	92.9	59.1	(0.9)	221.5
Other underwriting and operating expenses	26.0	13.6	5.2	13.4	6.0	64.2
Interest expense	—	—	—	—	7.9	7.9
Amortization of deferred policy acquisition costs	2.0	13.6	0.4	1.0	—	17.0

Total benefits and expenses	95.4	98.2	98.5	88.8	13.0	393.9

Segment pre-tax adjusted operating income (loss)	$18.2	$20.6	$6.4	$19.0	$(5.0)	$59.2

Operating revenues	$113.6	$118.8	$104.9	$107.8	$8.0	$453.1
Add: Net realized investment gains (losses), excluding FIA options	—	2.6	(13.8)	2.4	0.1	(8.7)

Total revenues	113.6	121.4	91.1	110.2	8.1	444.4
Total benefits and expenses	95.4	98.2	98.5	88.8	13.0	393.9

Income (loss) before income taxes	$18.2	$23.2	$(7.4)	$21.4	$(4.9)	$50.5

	For the Three Months Ended June 30, 2009
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$107.9	$—	$—	$8.9	$—	$116.8
Net investment income	4.3	95.3	107.1	67.0	9.4	283.1
Policy fees, contract charges, and other	4.4	4.0	0.1	29.4	2.8	40.7
Net investment gains on FIA options	—	0.2	—	—	—	0.2

Total operating revenues	116.6	99.5	107.2	105.3	12.2	440.8

Benefits and expenses:
Policyholder benefits and claims	71.3	(0.4)	—	11.2	—	82.1
Interest credited	—	61.1	91.3	61.8	(1.1)	213.1
Other underwriting and operating expenses	26.2	14.2	5.2	12.7	3.7	62.0
Interest expense	—	—	—	—	8.0	8.0
Amortization of deferred policy acquisition costs	1.9	8.5	0.4	1.1	—	11.9

Total benefits and expenses	99.4	83.4	96.9	86.8	10.6	377.1

Segment pre-tax adjusted operating income	$17.2	$16.1	$10.3	$18.5	$1.6	$63.7

Operating revenues	$116.6	$99.5	$107.2	$105.3	$12.2	$440.8
Add: Net realized investment gains (losses), excluding FIA options	(1.3)	(5.1)	12.8	0.4	(4.3)	2.5

Total revenues	115.3	94.4	120.0	105.7	7.9	443.3
Total benefits and expenses	99.4	83.4	96.9	86.8	10.6	377.1

Income (loss) before income taxes	$15.9	$11.0	$23.1	$18.9	$(2.7)	$66.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Six Months Ended June 30, 2010
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$214.6	$—	$—	$19.9	$—	$234.5
Net investment income	9.4	223.1	208.7	134.4	8.4	584.0
Policy fees, contract charges, and other	5.9	9.6	0.4	58.9	7.5	82.3
Net investment losses on FIA options	—	(1.2)	—	—	—	(1.2)

Total operating revenues	229.9	231.5	209.1	213.2	15.9	899.6

Benefits and expenses:
Policyholder benefits and claims	142.4	0.7	—	26.4	—	169.5
Interest credited	—	138.9	184.9	117.6	(1.4)	440.0
Other underwriting and operating expenses	49.7	27.2	10.5	26.1	10.3	123.8
Interest expense	—	—	—	—	15.9	15.9
Amortization of deferred policy acquisition costs	3.9	26.8	0.9	0.8	—	32.4

Total benefits and expenses	196.0	193.6	196.3	170.9	24.8	781.6

Segment pre-tax adjusted operating income (loss)	$33.9	$37.9	$12.8	$42.3	$(8.9)	$118.0

Operating revenues	$229.9	$231.5	$209.1	$213.2	$15.9	$899.6
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	5.6	(9.1)	2.6	(0.9)	(2.0)

Total revenues	229.7	237.1	200.0	215.8	15.0	897.6
Total benefits and expenses	196.0	193.6	196.3	170.9	24.8	781.6

Income (loss) before income taxes	$33.7	$43.5	$3.7	$44.9	$(9.8)	$116.0

As of June 30, 2010:
Total assets	$249.6	$9,482.2	$6,952.5	$5,430.5	$2,236.6	$24,351.4

	For the Six Months Ended June 30, 2009
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$217.6	$—	$—	$18.7	$—	$236.3
Net investment income	8.8	178.3	213.4	131.1	14.2	545.8
Policy fees, contract charges, and other	8.5	7.8	0.3	58.6	5.1	80.3
Net investment losses on FIA options	—	(1.2)	—	—	—	(1.2)

Total operating revenues	234.9	184.9	213.7	208.4	19.3	861.2

Benefits and expenses:
Policyholder benefits and claims	148.2	(0.9)	—	29.2	—	176.5
Interest credited	—	116.7	178.0	115.7	(1.7)	408.7
Other underwriting and operating expenses	54.1	27.7	10.2	26.2	6.8	125.0
Interest expense	—	—	—	—	15.9	15.9
Amortization of deferred policy acquisition costs	3.9	16.3	0.8	1.6	—	22.6

Total benefits and expenses	206.2	159.8	189.0	172.7	21.0	748.7

Segment pre-tax adjusted operating income (loss)	$28.7	$25.1	$24.7	$35.7	$(1.7)	$112.5

Operating revenues	$234.9	$184.9	$213.7	$208.4	$19.3	$861.2
Add: Net realized investment losses, excluding FIA options	(1.4)	(17.2)	(11.2)	(4.4)	(4.9)	(39.1)

Total revenues	233.5	167.7	202.5	204.0	14.4	822.1
Total benefits and expenses	206.2	159.8	189.0	172.7	21.0	748.7

Income (loss) before income taxes	$27.3	$7.9	$13.5	$31.3	$(6.6)	$73.4

As of June 30, 2009:
Total assets	$289.5	$7,617.7	$6,296.4	$4,911.9	$1,997.9	$21,113.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
12. Subsequent Events
          On August 11, 2010, the Company declared a dividend of $0.05 per common share, or approximately $6.9 in total, to shareholders and warrant holders of record as of August 25, 2010. The dividend will be paid on or about September 8, 2010.

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
Current Outlook
          The pace of improvement in capital and credit markets slowed and in some areas retreated during the second quarter. During the quarter, equity markets became volatile and the major indexes dropped; treasury yields declined; the tight fixed income spreads widened slightly to partially offset the decline in treasury yields; and new bond issuances were sporadic.

          The prolonged low interest rate environment and tight credit spreads have been a challenge for our various asset-based businesses as demand for investments with the necessary yields and quality that meet our investment requirements, and which we believe have an attractive risk-return profile, continues to exceed supply. As a result, we continue to find it challenging to fully invest our cash, specifically in our Retirement Services and our surplus portfolios. The overall yield on our portfolio dropped as we generally reinvested in assets with lower yields than we were earning previously.
          Despite widespread concerns regarding commercial real estate lending, we believe our high quality mortgage loan portfolio and commercial mortgage-backed securities (CMBS) have significant credit enhancement and will continue to generate strong cash flows. While we do not anticipate being immune to commercial real estate losses, given the structure of our mortgage loan and CMBS portfolios, we believe our strategies in this area, including disciplined underwriting, will minimize our exposure to future losses. In fact, we are prudently increasing our investments in mortgage loans in our Income Annuities segment to improve our interest spread.
          On June 7, 2010, we announced Tom Marra as president and chief executive officer. We intend to leverage Mr. Marra’s industry experience and leadership as we continue to concentrate on our strategic objectives of:
—	developing new distribution partnerships, especially with financial institutions and financial planners;

—	adding additional products with existing partners;

—	expanding our less interest-rate sensitive products, including life insurance in the Individual and Group segments, while maintaining our solid position in fixed deferred and income annuities;

—	developing transparent products that capitalize on favorable demographic trends such as the need for retirement savings, life insurance and employers’ need to provide affordable health care to employees; and

—	disciplined balance sheet management.
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

Sources of Revenues and Expenses
          Our primary sources of revenues from our insurance operations are premiums and net investment income. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances and general business and operating expenses, net of deferred policy acquisition costs (DAC). We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value of our equity trading portfolio.
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
     Revenues
     Premiums
          Premiums consist primarily of premiums from our group life and health and individual life insurance products.
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
     Net realized investment gains (losses)
          Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments and changes in fair value of our trading portfolio and fixed index annuity (FIA) options.
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

	As of	As of
	June 30,	December 31,
	2010	2009
Total stockholders’ equity	$2,342.8	$1,433.3
Less: AOCI	501.1	(49.7)

Adjusted book value*	1,841.7	1,483.0
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,059.8	$1,701.1

Book value per common share	$17.08	$12.83

Adjusted book value per common share*	$15.58	$15.99

Adjusted book value per common share, as converted*	$15.02	$15.23

	For the Twelve Months Ended
	June 30,	December 31,
	2010	2009
Return on stockholders’ equity, ROE	9.9%	15.4%
Average stockholders’ equity	$1,598.4	$832.4

Operating return on average equity, or ROAE*	9.6%	10.5%
Average adjusted book value*	$1,598.8	$1,407.8

*	Represents non-GAAP measures.
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

          We purchase fixed maturities with durations and cash flows that match our estimate of when our insurance liabilities and other obligations will come due. We typically expect to hold our fixed maturities to maturity, using the principal and interest cash flows to pay our obligations over time. Since we expect to collect the contractual cash flows on these fixed maturities, we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. AOCI primarily fluctuates based on changes in the fair value of our fixed maturities, which is driven by factors outside of our control, including the impact of credit market conditions and the movement of interest rates and credit spreads. These fluctuations do not reflect any change in the cash flows we expect to receive. As an example, an increase in the fair value of our fixed maturities improved AOCI by $550.8 to a $501.1 gain as of June 30, 2010, from a $49.7 loss as of December 31, 2009, due to bond market improvements and tightening of interest spreads. This contributed to a related increase in stockholders’ equity over the same period of $909.5, or 63%; however, this increase did not impact our estimates regarding collection of cash flows on the underlying fixed maturities.
          We believe investors find it useful if we present them with a financial measure that removes from stockholders’ equity these temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. By evaluating our adjusted book value, an investor can assess our financial condition based on our general practice of holding our fixed investments to maturity. For example, we believe it is important that an investor not assume that an increase in stockholders’ equity driven by unrealized gains means our company has grown in value and, alternatively, it is important that an investor not assume that a decrease in stockholders’ equity driven by unrealized losses means our company’s value has decreased.
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
     Adjusted book value per common share
          Adjusted book value per common share is a non-GAAP financial measure of our financial condition. Adjusted book value per common share is calculated as adjusted book value, divided by outstanding common shares. This measure does not include the 18.976 shares subject to outstanding warrants for all periods presented because the warrant holders only participate in dividends and would not be entitled to proceeds in the event of a liquidation or winding down of our company should such event precede the exercise of the outstanding warrants.
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
     Adjusted book value per common share, as converted
          Adjusted book value per common share, as converted, is a non-GAAP financial measure of our financial condition and gives effect to the exercise of our outstanding warrants. Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the warrants, divided by the sum of outstanding common shares and shares subject to outstanding warrants. Our shares issuable pursuant to outstanding warrants were 18.976 for all periods presented.
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

	For the Three Months		QTD	For the Six Months		YTD
	Ended June 30,		Variance (%)	Ended June 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues:
Premiums	$115.5	$116.8	(1.1)%	$234.5	$236.3	(0.8)%
Net investment income	297.1	283.1	4.9	584.0	545.8	7.0
Policy fees, contract charges, and other	41.8	40.7	2.7	82.3	80.3	2.5
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(1.5)	(28.5)	94.7	(11.2)	(56.3)	80.1
Other net realized investment gains (losses)	(8.5)	31.2	*	8.0	16.0	(50.0)

Total net realized investment gains (losses)	(10.0)	2.7	*	(3.2)	(40.3)	92.1

Total revenues	444.4	443.3	0.2	897.6	822.1	9.2

Benefits and expenses:
Policyholder benefits and claims	83.3	82.1	1.5	169.5	176.5	(4.0)
Interest credited	221.5	213.1	3.9	440.0	408.7	7.7
Other underwriting and operating expenses	64.2	62.0	3.5	123.8	125.0	(1.0)
Interest expense	7.9	8.0	(1.3)	15.9	15.9	—
Amortization of deferred policy acquisition costs	17.0	11.9	42.9	32.4	22.6	43.4

Total benefits and expenses	393.9	377.1	4.5	781.6	748.7	4.4

Income from operations before income taxes	50.5	66.2	(23.7)	116.0	73.4	58.0

Provision for income taxes:
Current	17.4	9.6	81.3	27.3	11.5	*
Deferred	(2.7)	9.6	*	6.6	9.8	(32.7)

Total provision for income taxes:	14.7	19.2	(23.4)	33.9	21.3	59.2

Net income	$35.8	$47.0	(23.8)	$82.1	$52.1	57.6

Net income per common share(1):
Basic	$0.26	$0.42	(38.1)	$0.61	$0.47	29.8

Diluted	$0.26	$0.42	(38.1)	$0.61	$0.47	29.8

Weighted-average common shares outstanding:
Basic	137.019	111.622	*	134.035	111.622	*

Diluted	137.038	111.622	*	134.056	111.622	*

Non-GAAP Financial Measures(2):
Adjusted operating income	$41.5	$45.3	(8.4)%	$83.4	$77.5	7.6%

Reconciliation to net income:
Net income	$35.8	$47.0	(23.8)	$82.1	$52.1	57.6
Less: Net realized investment gains (losses) (net of taxes of $(3.4), $0.9, $(1.1) and $(14.1))	(6.6)	1.8	*	(2.1)	(26.2)	92.0
Add: Net investment gains (losses) on FIA options (net of taxes of $(0.4), $0.1, $(0.4) and $(0.4))	(0.9)	0.1	*	(0.8)	(0.8)	—

Adjusted operating income	$41.5	$45.3	(8.4)%	$83.4	$77.5	7.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	For further information on the calculation of basic and diluted net income per common share, see Note 3 to the accompanying unaudited interim financial statements.

(2)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see “— Use of non-GAAP Financial Measures” above.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Summary of Results
          Net income decreased $11.2 as a result of a decrease in adjusted operating income and net realized investment losses in the current quarter, versus net realized gains in the prior year. Adjusted operating income decreased $3.8, primarily driven by a lower interest spread on reserves in Income Annuities and a reduction in private equity and hedge fund income. These unfavorable drivers were partially offset by an increased investment margin in our Retirement Services segment and an improved loss ratio in our Group segment.
          Net realized investment gains and losses decreased $12.7, to a $10.0 loss from a $2.7 gain. This was primarily driven by a decline in our equity portfolio during the second quarter of 2010, though these losses were offset by a reduction in impairments. Our equity portfolio produced $8.8 of losses in the second quarter of 2010 compared to gains of $19.6 for the same period of 2009, a $28.4 reduction. Impairments were $1.5 for the second quarter 2010 compared to $28.5 for the second quarter 2009, a $27.0 improvement. For further discussion of our investment results and portfolio, including a discussion of our impairment charges, refer to “— Investments” below.
          The provision for income taxes decreased $4.5 primarily due to lower income from operations before income taxes during the three months ended June 30, 2010, compared to the same period in 2009. Our effective tax rate, which was essentially flat, was 29.1% and 29.0%, for the three months ended June 30, 2010 and 2009, respectively.
          Further discussion of adjusted operating income drivers described above:
          Our Group segment’s loss ratio improved to 63.8% for the three months ended June 30, 2010 compared to 66.1% for the same period in 2009, driving the $1.0 increase in pre-tax adjusted operating income. Rate increases on medical stop-loss policy renewals drove this improvement.
          Our Retirement Services segment’s investment margin increased $10.7 as a result of a $1.5 billion increase in our fixed annuity account values and an increase in the interest spread. Strong sales of fixed deferred annuity products over the past year drove the increased account values. Partially offsetting the increase in the investment margin was a $5.1 increase in DAC amortization on a growing DAC balance.
          Our Income Annuities segment’s interest spread decreased to 0.49% for the three months ended June 30, 2010 compared to 0.62% for the same period in 2009, decreasing pre-tax adjusted operating income $2.2. This was driven by reduced investment yields, the result of changes in prepayment speeds on mortgage-backed securities and the negative impacts of prepayments and maturities leading to reinvestment in lower yielding assets. To help address this situation, we are prudently increasing our investments in mortgage loans which generate relatively higher yields. In addition to the decreased interest spread, we experienced mortality losses of $1.8 in the current quarter compared to losses of $0.5 for the same period of 2009.
          Our Other segment’s results were negatively impacted by a $6.9 reduction in investment income from investments in private equity and hedge funds. We began liquidating our hedge fund holdings in the second half of 2009 with minimal holdings remaining as of June 30, 2010. In addition, included in our Other segment’s current period results were charges of $1.3 related to our CEO transition.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Summary of Results
          Net income increased $30.0 as a result of an increase in adjusted operating income and lower net realized investment losses. Adjusted operating income increased $5.9, which was primarily due to an increase in the investment margin in our Retirement Services segment, an increase in the universal life (UL) margin in our Individual segment, and improvement in our Group segment’s loss ratio. The loss ratio, improved to 66.4% for the six months ended June 30, 2010, compared to 68.1% for the same period in 2009. These favorable drivers were partially offset by a decrease in the investment margin and mortality losses in our Income Annuities segment, an increase in DAC amortization in our Retirement Services segment, and decreased gains on our private equity and hedge fund investments in our Other segment.

          Net realized investment losses decreased $37.1, or 92.1%, to $3.2 from $40.3. This is primarily driven by a reduction in impairments, which were $11.2 for the six months ended June 30, 2010, versus $56.3 for the same period in 2009, an improvement of $45.1. Partially offsetting the improvement in impairments was a decline in the performance of our equity portfolio, which produced losses of $1.2 for the six months ended June 30, 2010, versus gains of $4.3 for the same period in 2009, a decrease of $5.5. For further discussion of our investment results and portfolio, including a discussion of our impairment charges, refer to “— Investments” below.
          The provision for income taxes increased $12.6 primarily due to higher income from operations before income taxes during the six months ended June 30, 2010, compared to the same period in 2009. Our effective tax rate, which was essentially flat, was 29.2% and 29.0%, for the six months ended June 30, 2010 and 2009, respectively.
          Further discussion of adjusted operating income drivers described above:
          Our Retirement Services segment’s investment margin increased $22.6 on an increase in our fixed account values of $1.5 billion, and an increase in interest spreads. Spreads improved as we lowered crediting rates due to the low interest rate environment and lowered average cash balances. Partially offsetting the increase in the investment margin was a $10.5 increase in DAC amortization on a growing DAC balance.
          Our Income Annuities segment’s interest spread decreased to 0.45% for the six months ended June 30, 2010 compared to 0.61% for the same period in 2009, decreasing pre-tax adjusted operating income $4.6. This was driven by reduced investment yields, the result of changes in prepayment speeds on mortgage-backed securities and the negative impacts of prepayments and maturities leading to reinvestment in lower yielding assets. In addition, we experienced mortality losses of $1.9 in the first half of 2010, compared to mortality gains of $3.8 for the same period of 2009.
          Our Individual segment’s UL margin increased $6.5. This was driven primarily by the first quarter release of bonus interest reserve and decreased amortization of deferred acquisition costs as the credited interest rate on one of our universal life products is being adjusted downward to the guaranteed minimum over the next nine months.
          Our Other segment’s results were negatively impacted by a $6.8 decrease in private equity and hedge funds income, as discussed in the quarterly results above.
Segment Operating Results
          The results of operations and selected operating metrics for our five segments (Group, Retirement Services, Income Annuities, Individual and Other) for the three and six months ended June 30, 2010 and 2009 are set forth in the following respective sections.
Group
          The following table sets forth the results of operations relating to our Group segment:

	For the Three Months		QTD	For the Six Months		YTD
	Ended June 30,		Variance (%)	Ended June 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Premiums	$105.8	$107.9	(1.9)%	$214.6	$217.6	(1.4)%
Net investment income	4.8	4.3	11.6	9.4	8.8	6.8
Policy fees, contract charges, and other	3.0	4.4	(31.8)	5.9	8.5	(30.6)

Total operating revenues	113.6	116.6	(2.6)	229.9	234.9	(2.1)

Benefits and expenses:
Policyholder benefits and claims	67.4	71.3	(5.5)	142.4	148.2	(3.9)
Other underwriting and operating expenses	26.0	26.2	(0.8)	49.7	54.1	(8.1)
Amortization of deferred policy acquisition costs	2.0	1.9	5.3	3.9	3.9	—

Total benefits and expenses	95.4	99.4	(4.0)	196.0	206.2	(4.9)

Segment pre-tax adjusted operating income	$18.2	$17.2	5.8%	$33.9	$28.7	18.1%

     The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Group loss ratio(1)	63.8%	66.1%	66.4%	68.1%
Expense ratio(2)	25.4%	23.9%	24.3%	24.3%

Combined ratio(3)	89.2%	90.0%	90.7%	92.4%

Medical stop-loss — loss ratio(4)	65.4%	67.7%	67.8%	69.7%
Total sales(5)	$20.6	$14.0	$62.0	$50.8

(1)	Group loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $1.0, primarily the result of an improved loss ratio on a slightly smaller block of business. For second quarter 2010, the loss ratio was 63.8%, down from 66.1% for the same period in 2009. We experienced fewer medical stop-loss claims as a function of better underwriting results.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Policy fees, contract charges, and other decreased $1.4 primarily due to a reduction in revenue from our third party administrator, which was sold in the third quarter of 2009. This reduction in revenue was fully offset by a corresponding reduction in operating expenses.
     Benefits and Expenses
          The slight reduction in other underwriting and operating expenses was the result of the sale of our third party administrator, as noted above, partially offset by an increase in the expense ratio. Commissions increased $1.5 due mainly to commission adjustments during the three months ended June 30, 2010, including annual producer profit bonus estimates and other commission adjustments.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $5.2 primarily the result of an improved loss ratio on a slightly smaller block of business, as discussed above. For the six months ended June 30, 2010, the loss ratio was 66.4%, down from 68.1% for the same period in 2009. We have seen our loss ratio come down closer to target levels as a result of pricing action taken on 2010 policy year renewals.

          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Benefits and Expenses
          The $4.4 decrease in other underwriting and operating expenses was due in part to decreased distribution expenses driven by lower incentive compensation expense and lower distribution employee headcounts. In addition, $3.3 of the decrease was attributable to a reduction in expenses as a result of the sale of our third party administrator described above.
Retirement Services
          The following table sets forth the results of operations relating to our Retirement Services segment:

	Three Months		QTD	Six Months		YTD
	Ended June 30,		Variance (%)	Ended June 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$115.3	$95.3	21.0%	$223.1	$178.3	25.1%
Policy fees, contract charges, and other	4.8	4.0	20.0	9.6	7.8	23.1
Net investment gains (losses) on FIA options	(1.3)	0.2	*	(1.2)	(1.2)	—

Total operating revenues	118.8	99.5	19.4	231.5	184.9	25.2

Benefits and expenses:
Policyholder benefits and claims	0.6	(0.4)	*	0.7	(0.9)	*
Interest credited	70.4	61.1	15.2	138.9	116.7	19.0
Other underwriting and operating expenses	13.6	14.2	(4.2)	27.2	27.7	(1.8)
Amortization of deferred policy acquisition costs	13.6	8.5	60.0	26.8	16.3	64.4

Total benefits and expenses	98.2	83.4	17.7	193.6	159.8	21.2

Segment pre-tax adjusted operating income	$20.6	$16.1	28.0%	$37.9	$25.1	51.0%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
     The following table sets forth selected historical operating metrics relating to our Retirement Services segment as of, or for the three months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Account values — Fixed annuities	$8,574.0	$7,025.6
Account values — Variable annuities	682.3	664.1
Interest spread on average account values(1)	1.97%	1.82%	1.91%	1.73%
Total sales(2)	$623.9	$568.5	$1,001.4	$1,479.6

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees. Interest spread tends to move gradually over time to reflect market interest rate movements and may reflect actions by management to respond to competitive pressures and profit targets.

(2)	Total sales represent deposits for new policies.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $4.5 driven by an increase of $10.7 in the investment margin from a higher interest spread on record high account values driven by strong sales in 2009 and 2010. Our interest spread increased mainly due to decreased credited rates reflecting the low interest rate environment and more effective investment of cash in the second quarter of 2010 compared to the second quarter of 2009. This was partially offset by a $5.1 increase in DAC amortization on a growing DAC balance.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income increased $20.0, which was driven by a $1.4 billion increase in average invested assets. Further growth of net investment income was limited as fixed deferred annuity sales during a tight credit market have resulted in us carrying higher levels of cash than during normal economic periods.
          Net investment gains (losses) on FIA options decreased $1.5 with losses of $1.3 in the second quarter of 2010 compared to gains of $0.2 for the same period in 2009. The S&P 500 index decreased 11.9% in the second quarter of 2010, as compared to a 15.2% increase in the second quarter of 2009.
     Benefits and Expenses
          Interest credited increased $9.3 primarily due to a 23% increase in average account value driven by strong sales of fixed deferred annuity products in 2009 and 2010.
          Amortization of DAC increased $5.1, which was primarily driven by a growing block of business and corresponding growth in our DAC asset from strong sales.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $12.8 driven by an increase of $22.6 in the investment margin from a higher interest spread on record high account values. This was partially offset by a $10.5 increase in DAC amortization.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income increased $44.8, which was driven by a $1.6 billion increase in average invested assets. Further growth of net investment income was limited as fixed deferred annuity sales during a tight credit market have resulted in us carrying higher levels of cash than during normal economic periods, which earn lower yields.
     Benefits and Expenses
          Interest credited increased $22.2 primarily due to a 31% increase in average account value driven by strong sales of fixed deferred annuity products in 2009 and 2010.
          Amortization of DAC increased $10.5, which was primarily driven by a growing block of business and corresponding growth in our DAC asset from strong sales.

Income Annuities
          The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months			Six Months
	Ended June 30,		Variance (%)	Ended June 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$104.7	$107.1	(2.2)%	$208.7	$213.4	(2.2)%
Policy fees, contract charges, and other	0.2	0.1	*	0.4	0.3	33.3

Total operating revenues	104.9	107.2	(2.1)	209.1	213.7	(2.2)

Benefits and expenses:
Interest credited	92.9	91.3	1.8	184.9	178.0	3.9
Other underwriting and operating expenses	5.2	5.2	—	10.5	10.2	2.9
Amortization of deferred policy acquisition costs	0.4	0.4	—	0.9	0.8	12.5

Total benefits and expenses	98.5	96.9	1.7	196.3	189.0	3.9

Segment pre-tax adjusted operating income	$6.4	$10.3	(37.9)%	$12.8	$24.7	(48.2)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reserves(1)	$6,716.8	$6,722.6
Interest spread on reserves(2)	0.49%	0.62%	0.45%	0.61%
Mortality gains (losses)(3)	$(1.8)	$(0.5)	$(1.9)	$3.8
Prepayment speed adjustment on mortgage-backed securities(4)	(0.1)	1.8	(0.3)	2.5
Total sales(5)	67.8	56.9	134.1	97.3

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Mortality gains (losses) represent the difference between actual and expected reserves released on death of our life contingent annuities.

(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.

(5)	Sales represent deposits for new policies.
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income decreased $3.9 due to a lower interest spread driven by reduced investment yields. Investment yields were negatively impacted by changes in payment speeds on mortgage-backed securities, the negative impacts of prepayments, and the reinvestment of prepayments and maturities in lower yielding assets. To help address this situation, we prudently increased our originations of mortgage loans, generating relatively higher yields. In addition, we experienced mortality losses of $1.8 in the current quarter compared with losses of $0.5 in the second quarter of 2009.

          Reserves, while relatively stable, fell slightly as benefit payments exceeded deposits and interest credited. Income Annuities sales are up 19.2% over the second quarter of 2009, driven by an increase in sales of structured settlements.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income decreased $2.4 primarily driven by a reduction in our return on invested assets. Yields decreased to 6.02% from 6.13%, which was primarily due to reduced investment yields, the result of changes in payment speeds on mortgage-backed securities and the negative impacts of prepayments and the reinvestment of prepayments and maturities in lower yielding assets.
     Benefits and Expenses
          Interest credited increased $1.6 primarily driven by a $1.3 fluctuation in our mortality experience. We experienced mortality losses of $1.8 in the second quarter of 2010 versus $0.5 in the second quarter of 2009. In addition, we had a $0.9 decrease in gains from funding services’ activities.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income decreased $11.9 due to mortality losses of $1.9 for the six months ended June 30, 2010 compared to gains of $3.8 for the same period in 2009, and a lower interest spread driven by lower yields on our invested assets. In addition, we had a $2.2 decrease in gains from funding services’ activities.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income decreased $4.7 primarily driven by a reduction in our return on invested assets. Yields decreased to 5.99% from 6.11%, which was primarily due to reduced investment yields, as discussed in the quarterly analysis above.
     Benefits and Expenses
          Interest credited increased $6.9 primarily driven by a $5.7 fluctuation in our mortality experience as we experienced unusually high mortality gains of $3.8 in the first half of 2009 versus mortality losses of $1.9 in the first half of 2010. The gains from the first quarter of 2009 were highest we experienced over the past five years, while current period mortality losses were below average historic levels.

Individual
          The following table sets forth the results of operations relating to our Individual segment:

	Three Months			Six Months
	Ended June 30,		Variance (%)	Ended June 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Premiums	$9.7	$8.9	9.0%	$19.9	$18.7	6.4%
Net investment income	68.3	67.0	1.9	134.4	131.1	2.5
Policy fees, contract charges, and other	29.8	29.4	1.4	58.9	58.6	0.5

Total operating revenues	107.8	105.3	2.4	213.2	208.4	2.3

Benefits and expenses:
Policyholder benefits and claims	15.3	11.2	36.6	26.4	29.2	(9.6)
Interest credited	59.1	61.8	(4.4)	117.6	115.7	1.6
Other underwriting and operating expenses	13.4	12.7	5.5	26.1	26.2	(0.4)
Amortization of deferred policy acquisition costs	1.0	1.1	(9.1)	0.8	1.6	(50.0)

Total benefits and expenses	88.8	86.8	2.3	170.9	172.7	(1.0)

Segment pre-tax adjusted operating income	$19.0	$18.5	2.7%	$42.3	$35.7	18.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Individual segment as of, or for the three months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Insurance in force(1)	$49,912.3	$50,475.8
Mortality ratio(2)	79.5%	79.0%	81.3%	80.6%
BOLI account value(3)	$3,886.0	$3,741.2
UL account value(3)	588.9	580.0
BOLI ROA(4)	1.28%	1.24%	1.17%	1.29%
UL interest spread(5)	1.59%	1.26%	1.47%	1.22%
Total sales, excluding BOLI(6)	$2.4	$2.4	$5.2	$4.9
BOLI sales(7)	—	—	2.7	2.5

(1)	Insurance in force represents dollar face amounts of policies.

(2)	Mortality ratio represents actual mortality experience as a percentage of industry mortality ratio benchmark. This benchmark is an expected level of claims derived by applying our current in force business to the Society of Actuaries 1990-95 Basic Select and Ultimate Mortality Table.

(3)	BOLI account value and UL account value represent our liability to our policyholders.

(4)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

(5)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The credited rate to policyholders for the six months ended June 30, 2010 was adjusted to exclude a bonus interest reserve release. Without this adjustment the UL interest spread would have been 3.49%.

(6)	Total sales, excluding BOLI represents annualized first year premiums, and 10% of single premium new deposits.

(7)	BOLI sales represent 10% of new BOLI total deposits.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income remained relatively flat quarter-over-quarter. This slight $0.5 increase was primarily due to an increase in premiums and an increase in BOLI ROA, which was partially offset by an increase in other underwriting and operating expenses.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $6.6 due to a $6.5 increase in the gross margin on our UL products, and a decrease in DAC amortization. The increase in the UL gross margin is related to a 2010 first quarter credited rate reduction, discussed in further detail below.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Benefits and Expenses
          Due to the continued low interest rate environment, the credited interest rate on a universal life product is being adjusted downward to the guaranteed minimum rate over the next nine months. For these policies, bonus interest is not earned if the credited rate is equal to the guaranteed minimum. As a result, during the first quarter of 2010, we released bonus interest reserves recorded in policyholder benefits and claims, which was reflected in the $6.5 increase in UL gross margin.
Other
          The following table sets forth the results of operations relating to our Other segment:

	Three Months			Six Months
	Ended June 30,		Variance (%)	Ended June 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$4.0	$9.4	(57.4)%	$8.4	$14.2	(40.8)%
Policy fees, contract charges, and other	4.0	2.8	42.9	7.5	5.1	47.1

Total operating revenues	8.0	12.2	(34.4)	15.9	19.3	(17.6)

Benefits and expenses:
Interest credited	(0.9)	(1.1)	18.2	(1.4)	(1.7)	17.6
Other underwriting and operating expenses	6.0	3.7	62.2	10.3	6.8	51.5
Interest expense	7.9	8.0	(1.3)	15.9	15.9	—

Total benefits and expenses	13.0	10.6	22.6	24.8	21.0	18.1

Segment pre-tax adjusted operating loss	$(5.0)	$1.6	*	$(8.9)	$(1.7)	*

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Summary of Results
          Our Other segment reported pre-tax adjusted operating losses of $5.0 for the second quarter of 2010 compared with gains of $1.6 for the same period in 2009 due to a decrease in private equity and hedge funds income, the result of liquidating our hedge fund holdings. We began liquidating our hedge fund holdings in the second half of 2009, with minimal holdings remaining as of June 30, 2010. Also contributing to the current period loss were charges totaling $1.3 related to our CEO transition.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Summary of Results
          Our Other segment reported pre-tax adjusted operating losses of $8.9 and $1.7, for the six months ended June 30, 2010 and 2009, respectively. This was due to a decrease in private equity and hedge funds income, the result of liquidating our hedge fund holdings, primarily in the second half of 2009. Also contributing to the current period loss were charges totaling $1.3 related to our CEO transition.
Investments
          Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and to produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for credit risk. Our investment portfolio mix as of June 30, 2010, consisted in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (which includes affordable housing, private equity and hedge funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.
          The following table presents the composition of our investment portfolio:

	As of June 30, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total
Types of Investments	(Dollars in Millions)
Fixed maturities, available-for-sale:
Public	$19,719.2	88.2%	$17,693.0	87.6%
Private	893.0	4.0	901.3	4.5
Marketable equity securities, available-for-sale(1)	43.9	0.2	36.7	0.2
Marketable equity securities, trading(2)	141.0	0.6	154.1	0.7
Mortgage loans, net	1,340.3	6.0	1,201.7	6.0
Policy loans	72.3	0.3	73.9	0.4
Investments in limited partnerships(3)
Private equity and hedge funds	32.1	0.1	24.7	0.1
Affordable housing projects	104.8	0.5	85.5	0.4
Other invested assets	12.0	0.1	12.2	0.1

Total	$22,358.6	100.0%	$20,183.1	100.0%

(1)	Amount primarily represents non-redeemable preferred stock.

(2)	Amount represents investments in common stock.

(3)	Investments in private equity and hedge funds are carried at fair value, while our investments in affordable housing projects and state tax credits are carried at amortized cost. In 2009, we submitted liquidation notices to all of our hedge fund partnerships. As of June 30, 2010, our remaining investment in hedge funds was $3.6.
          The increase in invested assets during the first six months of 2010 is primarily due to a net increase in the fair value of our fixed maturities, and portfolio growth generated by sales of fixed deferred annuities and net proceeds from our IPO. As of June 30, 2010, the fair value of our fixed maturities increased $952.9 from a $40.6 net unrealized gain as of December 31, 2009 to a $993.5 net unrealized gain as of June 30, 2010. The equity markets rallied in March and April of 2010 driven by receding concerns over Europe; however, those worries returned in May and June leading to increased volatility, increased investor skepticism, and a weakening of the equity markets.

Investment Returns
     Net Investment Income
          Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
		(Dollars in millions)
Types of Investments
Fixed maturities, available-for-sale	5.79%	$280.4	5.97%	$263.6
Marketable equity securities, available-for-sale	8.46	1.1	10.16	1.3
Marketable equity securities, trading	2.05	0.8	1.57	0.6
Mortgage loans, net	6.47	20.9	6.28	16.1
Policy loans	5.94	1.1	5.83	1.1
Investments in limited partnerships:
Private equity and hedge funds	(4.74)	(0.4)	36.60	6.5
Affordable housing(2)	(6.62)	(2.2)	(9.18)	(2.4)
Other income producing assets(3)	0.70	0.7	0.78	1.1

Gross investment income before investment expenses	5.62	302.4	5.85	287.9
Investment expenses	(0.10)	(5.3)	(0.10)	(4.8)

Net investment income	5.52%	$297.1	5.75%	$283.1

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $1.3 and $0.9 for the three months ended June 30, 2010 and 2009, respectively.

(3)	Other income producing assets includes income from other invested assets, short-term investments and cash and cash equivalents.
          For the three months ended June 30, 2010, net investment income increased 4.9% compared to the same period in 2009, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2009 and 2010. This was partially offset by a decrease in net investment yields, which decreased to 5.52% in 2010 from 5.75% in 2009. The reduction in yields was primarily driven by lower yields on recent purchases of fixed maturities and negative impacts from prepayments of higher yielding mortgage-backed securities. The low interest rate environment is driving down the overall yields on our fixed maturities. Also contributing to decreased investment income is a $6.9 decrease in private equity and hedge funds income, with losses of $0.4 in the second quarter of 2010 compared with gains of $6.5 in the second quarter of 2009, primarily the result of the ongoing liquidation of our hedge fund holdings.
          For the three months ended June 30, 2010, and 2009 the Company had an average cash balance of $301.2 and $448.0, respectively. Carrying these higher cash balances limited our growth in net investment income as these cash balances provided an average yield of below 50 basis points (bp) for both periods.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
		(Dollars in millions)
Types of Investments
Fixed maturities, available-for-sale	5.77%	$551.4	5.94%	$514.4
Marketable equity securities, available-for-sale	6.44	1.7	6.44	1.7
Marketable equity securities, trading	1.86	1.5	1.57	1.2
Mortgage loans, net	6.31	39.7	6.31	32.1
Policy loans	5.96	2.2	5.79	2.2
Investments in limited partnerships:
Private equity and hedge funds	3.55	0.5	20.82	7.3
Affordable housing(2)	(6.84)	(4.3)	(9.09)	(4.7)
Other income producing assets(3)	0.82	1.8	0.47	1.3

Gross investment income before investment expenses	5.60	594.5	5.75	555.5
Investment expenses	(0.10)	(10.5)	(0.10)	(9.7)

Net investment income	5.50%	$584.0	5.65%	$545.8

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $2.8 and $1.8 for the six months ended June 30, 2010 and 2009, respectively.

(3)	Other income producing assets includes income from other invested assets, short-term investments and cash and cash equivalents.
          For the six months ended June 30, 2010, net investment income increased 7.0% compared to the same period in 2009, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2009 and 2010. This was partially offset by a decrease in net investment yields, which decreased to 5.50% in 2010 from 5.65% in 2009. The reduction in yields was primarily driven by lower yields on recent purchases of fixed maturities, and negative impacts from prepayments of higher yielding mortgage-backed securities. In addition, investment income decreased due to a $6.8 decrease in private equity and hedge funds income, with gains of $0.5 compared to $7.3 for the six months ended June 30, 2010 and 2009, respectively, primarily the result of the ongoing liquidation of our hedge fund holdings.
          The increase in our net investment income was limited as a result of us carrying higher levels of cash. Our higher cash balances were the result of cash from sales of our products and our IPO proceeds during a tight credit market. For the six months ended June 30, 2010 and 2009, the Company had an average cash balance of $334.8 and $440.4, respectively. Carrying these higher cash balances limited our growth in net investment income as these average cash balances provided an average yield of below 50 bp for both periods.
     Net Realized Investment Gains (Losses)
          In the second quarter 2010, market volatility returned and caused net losses on our trading securities, as compared to net gains in the second quarter of 2009, as illustrated in the following table. Despite this regression in the equity markets, total net realized losses improved for the six months ended June 30, 2010 when compared to the same period in 2009, due to a reduction in impairments.

          The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross realized gains on sales of fixed maturities	7.0	5.8	17.4	6.2
Gross realized losses on sales of fixed maturities	(0.2)	(1.6)	(1.3)	(2.2)

Impairments:
Public fixed maturities(1)	(1.4)	(10.2)	(3.8)	(27.9)
Private fixed maturities	—	(3.2)	(5.1)	(4.1)

Total credit-related	(1.4)	(13.4)	(8.9)	(32.0)
Other	(0.1)	(15.1)	(2.3)	(24.3)

Total impairments	(1.5)	(28.5)	(11.2)	(56.3)

Net gains (losses) on trading securities	(8.8)	19.6	(1.2)	4.3

Other net investment gains (losses)(2):
Other gross gains	4.6	8.0	8.4	15.2
Other gross losses	(11.1)	(0.6)	(15.3)	(7.5)

Net realized investment gains (losses) before taxes	$(10.0)	$2.7	$(3.2)	$(40.3)

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.
     Impairments
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
          Impairments for the three months ended June 30, 2010 and 2009 were $1.5 and $28.5, respectively. This decrease was primarily attributable to reduced credit concerns as credit-related impairments decreased $12.0. Impairments for the six months ended June 30, 2010 and 2009 were $11.2 and $56.3, respectively. This decrease was largely due to improved bond markets and reduced credit concerns as credit-related impairments decreased $23.1. For those issuers in which we recorded an impairment, we had remaining holdings with an amortized cost of $184.7 and a fair value of $178.5 as of June 30, 2010.
     Fixed Maturity Securities
     Fixed maturities represented approximately 92% of invested assets as of both June 30, 2010 and December 31, 2009. As of June 30, 2010, publicly traded and privately placed fixed maturities represented 95.7% and 4.3%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.
          Fixed Maturity Securities Credit Quality
          The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s. NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturities portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis. As of June 30, 2010 and December 31, 2009, 11 securities with an amortized cost of $93.2 and a fair value of $94.8, and 14 securities with an amortized cost of $99.1 and a fair value of $101.9, respectively, were categorized based on expected NAIC designations, pending receipt of SVO ratings.
          The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of June 30, 2010			As of December 31, 2009
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
NAIC	S&P Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value
1	AAA, AA, A	$11,413.7	$12,116.4	58.8%	$10,917.3	$11,031.3	59.3%
2	BBB	7,075.5	7,465.0	36.2	6,471.3	6,530.9	35.1

	Total investment grade	18,489.2	19,581.4	95.0	17,388.6	17,562.2	94.4

3	BB	692.1	642.0	3.1	717.9	641.3	3.5
4	B	296.6	264.6	1.3	251.0	219.2	1.2
5	CCC & lower	110.2	105.4	0.5	128.0	113.5	0.6
6	In or near default	30.6	18.8	0.1	68.2	58.1	0.3

	Total below investment grade	1,129.5	1,030.8	5.0	1,165.1	1,032.1	5.6

Total		$19,618.7	$20,612.2	100.0%	$18,553.7	$18,594.3	100.0%

          As of June 30, 2010 and December 31, 2009, securities with an amortized cost of $834.0 and $898.2, and fair value of $888.7 and $925.8, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.
          For securities where we recorded a credit-related OTTI, the amortized cost as of June 30, 2010 and December 31, 2009 in the table above represents management’s estimated recovery value, based on our best estimate of discounted cash flows for the security. As of June 30, 2010 and December 31, 2009, we did not have the intent to sell these securities or consider it more likely than not that we would be required to sell the securities prior to recovery of their amortized cost. Furthermore, based upon our cash flow modeling and the expected continuation of contractually required principal and interest payments, we considered these securities to be temporarily impaired as of June 30, 2010 and December 31, 2009.
          Below investment grade securities comprised 5.0% and 5.6% of our fixed maturities portfolio as of June 30, 2010 and December 31, 2009, respectively. Most of these securities were corporate securities that were purchased while classified as below investment grade, high yield investments. We had NAIC 5 and 6 designated securities with gross unrealized losses of $24.4 as of June 30, 2010, of which $20.7, or 84.8%, related to two issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.
          Certain of our fixed maturities are supported by guarantees from monoline bond insurers. As of June 30, 2010, fixed maturities with monoline guarantees had an amortized cost of $556.0 and a fair value of $550.0, with gross unrealized losses of $20.5. As of December 31, 2009, fixed maturities with monoline guarantees had an amortized cost of $599.7 and a fair value of $559.8, with gross unrealized losses of $45.2. The majority of these securities were municipal bonds.
          The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of June 30, 2010, $521.8, or 94.9%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

     Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
          The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of June 30, 2010
						Other-than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate Securities:
Consumer discretionary	$1,386.7	$84.9	$(14.6)	$1,457.0	7.1%	$(2.4)
Consumer staples	1,912.0	179.7	(7.7)	2,084.0	10.1	(1.4)
Energy	662.3	48.6	(8.3)	702.6	3.4	—
Financials	2,034.2	68.7	(130.1)	1,972.8	9.6	(4.7)
Health care	1,073.0	111.2	(1.6)	1,182.6	5.7	(1.9)
Industrials	2,370.0	224.2	(7.0)	2,587.2	12.6	(0.8)
Information technology	367.6	40.4	(1.3)	406.7	2.0	—
Materials	1,117.5	72.5	(27.4)	1,162.6	5.6	(8.4)
Telecommunication services	608.0	35.0	(13.4)	629.6	3.1	(1.1)
Utilities	1,822.4	121.1	(20.2)	1,923.3	9.3	(0.4)
Other	73.1	1.1	(6.2)	68.0	0.3	(4.4)

Total corporate securities	13,426.8	987.4	(237.8)	14,176.4	68.8	(25.5)
U.S. government and agencies	116.3	6.7	—	123.0	0.6	(0.1)
State and political subdivisions	482.7	7.0	(17.9)	471.8	2.3	(0.7)
Residential mortgage-backed securities:
Agency	3,141.2	187.7	(1.0)	3,327.9	16.1	—
Non-agency:
Prime	397.4	4.5	(46.2)	355.7	1.7	(33.7)
Alt-A	129.1	3.3	(9.8)	122.6	0.6	(8.5)

Total residential mortgage-backed securities	3,667.7	195.5	(57.0)	3,806.2	18.4	(42.2)
Commercial mortgage-backed securities	1,722.4	116.8	(9.7)	1,829.5	8.9	(3.7)
Other debt obligations	202.8	17.0	(14.5)	205.3	1.0	(3.9)

Total	$19,618.7	$1,330.4	$(336.9)	$20,612.2	100.0%	$(76.1)

          During the six months ended June 30, 2010 we increased our investments in corporate securities with cash generated from sales, primarily fixed deferred annuities, and the proceeds from our IPO. We have purchased new issues of investment grade corporate securities with a focus on obtaining appropriate yields to match our policyholder liabilities while retaining quality.
          Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of June 30, 2010 and December 31, 2009, the fair value of our ten largest holdings of corporate securities was $1,283.8 and $1,138.3, or approximately 9.1% for both periods. The fair value of our largest exposure to a single issuer of corporate securities was $151.1, or 1.1%, and $141.9, or 1.1%, of our investments in corporate securities, as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, we had no direct exposure to the sovereign and local debt of Portugal, Ireland, Italy, Greece, and Spain; our exposure to companies that may be associated with the April 2010 oil spill in the Gulf of Mexico consists of fixed maturity securities with a fair value of $69.6 and an amortized cost of $81.8; and we had municipal bond holdings with a fair value of $513.0 and an amortized cost of $499.8.

	As of December 31, 2009
						Other-than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate Securities:
Consumer discretionary	$1,093.3	$41.9	$(29.6)	$1,105.6	5.9%	$(7.9)
Consumer staples	1,736.6	84.7	(17.6)	1,803.7	9.7	(1.4)
Energy	651.4	28.3	(8.8)	670.9	3.6	—
Financials	2,122.9	39.8	(193.2)	1,969.5	10.6	(5.8)
Health care	861.1	59.1	(4.1)	916.1	4.9	(1.9)
Industrials	2,091.7	92.6	(28.1)	2,156.2	11.6	(1.4)
Information technology	357.2	27.9	(0.3)	384.8	2.1	—
Materials	1,111.7	39.1	(49.0)	1,101.8	5.9	(12.7)
Telecommunication services	583.4	21.3	(16.7)	588.0	3.2	(1.2)
Utilities	1,837.5	52.4	(46.3)	1,843.6	9.9	(0.5)
Other	8.0	0.4	—	8.4	0.1	—

Total corporate securities	12,454.8	487.5	(393.7)	12,548.6	67.5	(32.8)
U.S. government and agencies	41.6	2.4	(0.1)	43.9	0.2	(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	2.6	(1.3)
Residential mortgage-backed securities:
Agency	2,936.8	102.6	(6.7)	3,032.7	16.3	—
Non-agency:
Prime	449.8	0.6	(72.4)	378.0	2.0	(31.7)
Alt-A	145.3	2.1	(21.9)	125.5	0.7	(8.2)
Subprime	0.2	—	—	0.2	—	—

Total residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	19.0	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	9.7	(4.0)
Other debt obligations	201.2	9.4	(17.6)	193.0	1.0	(3.8)

Total	$18,553.7	$651.0	$(610.4)	$18,594.3	100.0%	$(81.9)

     Fixed Maturity Securities by Contractual Maturity Date
          As of June 30, 2010 and December 31, 2009, approximately 27% and 29% of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 26% and 27% of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of June 30, 2010 and December 31, 2009, approximately 79% and 82%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which are more sensitive to interest rate fluctuations and credit spreads.
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

     The following table sets forth the fair value of the Company’s investment in agency, prime, Alt-A, and subprime RMBS and the percentage of total invested assets they represent:

	As of June 30, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$3,327.9	14.9%	$3,032.7	15.0%
Non-agency:
Prime	355.7	1.6	378.0	1.9
Alt-A	122.6	0.5	125.5	0.6
Subprime	—	—	0.2	—

Subtotal non-agency	478.3	2.1	503.7	2.5

Total	$3,806.2	17.0%	$3,536.4	17.5%

          We classified certain non-agency RMBS securities as Alt-A because we viewed each security to have overall collateral credit quality between prime and subprime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios.
          The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were nine securities with a total amortized cost of $96.0 that were rated below investment grade by either Moody’s, S&P or Fitch, while the others rated them investment grade.

	As of June 30, 2010
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
Vintage	AAA	AA	A	BBB	Below	Total	2009
2007	$—	$—	$—	$—	$66.3	$66.3	$91.0
2006	—	1.4	—	24.6	126.6	152.6	177.0
2005	0.5	9.2	11.7	59.1	28.3	108.8	113.6
2004 & prior	183.6	14.5	—	—	0.7	198.8	213.7

Total amortized cost	$184.1	$25.1	$11.7	$83.7	$221.9	$526.5	$595.3

Total unrealized losses	(5.3)	(6.5)	—	(11.2)	(25.2)	(48.2)	(91.6)

Total fair value	$178.8	$18.6	$11.7	$72.5	$196.7	$478.3	$503.7

          On a fair value basis as of June 30, 2010, our Alt-A portfolio was 86.0% fixed rate collateral and 14.0% hybrid adjustable rate mortgages, or ARM, with no exposure to option ARM mortgages. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of June 30, 2010 and December 31, 2009, respectively, $62.2 or 50.7% and $73.9 or 58.9% of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.
          As of June 30, 2010, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.9%, 8.5% and 9.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. As of June 30, 2010 and December 31, 2009, 59.8% and 59.6%, respectively, of the fair value of our RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.
     Commercial Mortgage-Backed Securities (CMBS)
          The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of June 30, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$538.9	2.4%	$425.6	2.1%
Non-agency	1,290.6	5.8	1,363.8	6.8

Total	$1,829.5	8.2%	$1,789.4	8.9%

     There have been disruptions in the CMBS market that continued in the first six months of 2010 due to weakness in commercial real estate market fundamentals, and previously reduced underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (2006 through 2008). This has reduced market liquidity and availability of capital, increased market belief that default rates will increase, and increased spreads and the repricing of risk. However, as discussed below, the quality of our CMBS portfolio, which is predominately in the most senior tranche of the structure type, has a weighted-average estimated credit enhancement of 28.5% on the entire portfolio, as of June 30, 2010, which is significant in a deep commercial real estate downturn during which expected losses may increase substantially. As of June 30, 2010, on an amortized cost basis, 97.2% of our entire CMBS portfolio were rated AAA, 1.4% were rated AA or A, and 1.4% were rated B and below.
     The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 12 securities having a fair value of $286.3 and an amortized cost of $277.4 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of June 30, 2010
	Highest Rating Agency Rating						As of
					BB and		December 31,
Vintage	AAA	AA	A	BBB	Below	Total	2009
2008	$47.8	$18.3	$—	$—	$—	$66.1	$66.0
2007	449.6	—	—	—	1.3	450.9	471.0
2006	136.3	—	—	—	11.3	147.6	148.0
2005	292.7	—	—	—	—	292.7	311.4
2004 & prior	241.6	—	5.8	—	10.7	258.1	391.9

Total amortized cost	$1,168.0	$18.3	$5.8	$—	$23.3	$1,215.4	$1,388.3

Total unrealized gains (losses)	83.1	(2.8)	(0.4)	—	(4.7)	75.2	(24.5)

Total fair value	$1,251.1	$15.5	$5.4	$—	$18.6	$1,290.6	$1,363.8

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
     The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of June 30, 2010
							Total AAA
	Super Senior (Post 2004)			Other Structures (2005 and Prior)			Securities at
					Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost
2008	$47.8	$—	$—	$—	$—	$—	$47.8
2007	449.6	—	—	—	—	—	449.6
2006	136.3	—	—	—	—	—	136.3
2005	136.2	31.2	—	125.3	—	—	292.7
2004 & prior	—	—	—	197.3	42.0	2.3	241.6

Total	$769.9	$31.2	$—	$322.6	$42.0	$2.3	$1,168.0

	As of December 31, 2009
							Total AAA
	Super Senior (Post 2004)			Other Structures (2005 and Prior)			Securities at
					Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost
2008	$66.0	$—	$—	$—	$—	$—	$66.0
2007	469.7	—	—	—	—	—	469.7
2006	135.7	—	—	—	—	—	135.7
2005	147.4	31.1	—	132.8	—	—	311.3
2004 & prior	—	—	—	310.6	42.1	19.4	372.1

Total	$818.8	$31.1	$—	$443.4	$42.1	$19.4	$1,354.8

     As the tables above indicate, our CMBS holdings are predominantly in the most senior tranche of the structure type. As of June 30, 2010, on an amortized cost basis, 93.5% of our AAA-rated CMBS were in the most senior tranche. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of June 30, 2010 was 30.0%.
   Asset-Backed Securities
     The following table provides the amortized cost and fair value of our asset-backed securities, by underlying collateral type, as of June 30, 2010 and December 31, 2009. Our other asset-backed securities are presented as part of other debt obligations in the security sector tables above.

	As of June 30, 2010		As of December 31, 2009
Other asset-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Auto	$27.6	$28.1	$24.1	$24.6
Credit cards	75.5	83.5	73.0	78.5
Manufactured homes	19.0	17.7	19.2	15.6
Utility	10.8	12.0	10.9	11.7
Other	5.4	5.3	5.8	5.0

Total other asset-backed securities	$138.3	$146.6	$133.0	$135.4

   Return on Equity-Like Investments
     Prospector manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. Previously, our relationship with Prospector had been through our investment advisor, White Mountains Advisors, LLC, with Prospector serving in a sub-advisory role. As of June 29, 2010, we entered into an investment management agreement, effective July 1, 2010, directly with Prospector under which they will continue to supervise and direct our equity and equity-like investment portfolio. The following table compares our total return to the benchmark S&P 500 Total Return Index for the three and six months ended June 30, 2010 and 2009. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Public equity	(4.7)%	16.0%	0.5%	6.2%
S&P 500 Total Return Index	(11.4)	15.9	(6.6)	3.2

Difference	6.7%	0.1%	7.1%	3.0%

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
     As of June 30, 2010 and December 31, 2009, 77.4% and 77.7%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.0, and $1.9, respectively. As of June 30, 2010, our highest loan balance was $13.2.
   Composition of Mortgage Loans
     The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations. As noted previously, we believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We are prudently increasing our investments in mortgage loans in our Income Annuities segment to help stabilize our interest spread on reserves.
     The following table sets forth the loan-to-value ratios for our mortgage loan portfolio:

	As of June 30, 2010		As of December 31, 2009
		% of		% of
Loan-to-Value Ratio	Carrying Value	Total	Carrying Value	Total
< or = 50%	$483.7	36.0%	$484.2	40.1%
51% — 60%	355.2	26.4	348.5	28.9
61% — 70%	289.5	21.5	195.8	16.2
71% — 75%	74.2	5.5	68.2	5.6
76% — 80%	48.3	3.6	17.7	1.5
81% — 100%	81.8	6.1	85.1	7.1
> 100%	12.4	0.9	7.4	0.6

	$1,345.1	100.0%	$1,206.9	100.0%

     We use the loan-to-value ratio as our primary metric to assess the quality of our mortgage loans. The loan-to-value ratio, which is expressed as a percentage, compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, loan-to-value ratios are calculated using independent appraisals performed by Member of the Appraisal Institute, or MAI, designated appraisers. Subsequent to the year of funding, loan-to-value ratios are updated annually using internal valuations based on property income and market capitalization rates. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio generally indicates a higher quality loan. As of June 30, 2010 and December 31, 2009, our mortgage loan portfolio had weighted-average loan-to-value ratios of 55.0% and 53.5%, respectively.
     For loans originated in the three and six months ended June 30, 2010, 34.0% and 39.3%, respectively, had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 67%. For loans originated in the year ended December 31, 2009, 44.8% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 70%.
     The following table sets forth the carrying value of our investments in commercial mortgage loans by geographic region:

	As of June 30, 2010		As of December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
California	$409.6	30.4%	$346.0	28.6%
Washington	248.3	18.5	222.9	18.5
Texas	132.0	9.8	125.6	10.4
Oregon	83.8	6.2	88.0	7.3
Colorado	45.7	3.4	44.5	3.7
Arizona	37.6	2.8	37.1	3.1
Virginia	32.1	2.4	25.5	2.1
Minnesota	30.9	2.3	32.3	2.7
Other	325.1	24.2	285.0	23.6

Total	$1,345.1	100.0%	$1,206.9	100.0%

     The following table sets forth the carrying value of our investments in commercial mortgage loans by property type:

	As of June 30, 2010		As of December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Shopping Centers and Retail	$528.7	39.3%	$472.9	39.2%
Office Buildings	383.0	28.5	339.2	28.1
Industrial	379.1	28.2	345.7	28.6
Multi-Family	38.3	2.8	34.9	2.9
Other	16.0	1.2	14.2	1.2

Total	$1,345.1	100.0%	$1,206.9	100.0%

   Maturity Date of Mortgage Loans
     The following table sets forth our mortgage loans by contractual maturity date:

	As of June 30, 2010		As of December 31, 2009
Years to Maturity	Carrying Value	% of Total	Carrying Value	% of Total
Due in one year or less	$5.3	0.4%	$2.4	0.2%
Due after one year through five years	102.9	7.7	100.0	8.3
Due after five years through ten years	685.0	50.9	541.8	44.9
Due after ten years	551.9	41.0	562.7	46.6

Total	$1,345.1	100.0%	$1,206.9	100.0%

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
     During the second quarter of 2010, we foreclosed and took possession of a property. The fair value at the time of possession was $1.7, which has been classified as real estate held for use and included in other invested assets on our consolidated balance sheets.
     Our total allowance for losses on mortgage loans was $6.7 and $8.2 as of June 30, 2010 and December 31, 2009, respectively. The allowance as of December 31, 2009 included a specific reserve of $2.2 related to the foreclosed property noted above.
Investments in Limited Partnerships — Affordable Housing Investments
     We invest in tax-advantaged federal affordable housing investments through limited liability partnerships. These affordable housing investments are typically 15-year investments that provide tax credits in years one through ten. As of June 30, 2010, we were invested in eight limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. These investments are accounted for under the equity method and are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.
     Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and the related tax credits had on net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization related to affordable housing investments	$(1.5)	$(1.5)	$(2.8)	$(3.0)
Affordable housing tax credits	2.8	2.4	5.6	4.8

Impact to net income	$1.3	$0.9	$2.8	$1.8

     The following table provides the future estimated impact to net income:

Estimated
Impact to Net
Income
Remainder of 2010	$2.6
2011	7.8
2012	8.9
2013 and beyond	26.1

Estimated impact to net income	$45.4

Liquidity and Capital Resources
          We conduct all our operations through our operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from our subsidiaries. Dividends and permitted tax sharing payments from our subsidiaries are Symetra’s principal sources of cash to pay stock and warrant holder dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations. On January 27, 2010, we completed an initial public offering of our common stock and received net proceeds of $282.5, which further enhanced our liquidity and capital resources.
          We intend to pay quarterly cash dividends on our common stock and warrants at a rate of approximately $0.05 per share. We paid the first of such dividends during the second quarter of 2010. On August 11, 2010, our board of directors declared a $0.05 per share dividend to shareholders and warrant holders of record as of August 25, 2010. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.
          Over the past few years, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. During the second quarter of 2010, the credit and equity markets regressed slightly after showing positive growth during the first quarter. As a result, the credit markets remain tight, and we continue to experience a low interest rate environment, which we expect to continue during 2010. In managing these challenging market conditions over the past couple of years, we benefited from the strength of our management philosophy, diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:
•	Sales for the six months ended June 30, 2010 were good across all distribution channels. Although below the record levels for the same period in 2009, sales continued to generate strong cash inflows on our deposit contracts (annuities and universal life policies, including BOLI).

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	The amount of accumulated other comprehensive income (loss), net of taxes, on our consolidated balance sheets increased to income of $501.1 as of June 30, 2010, from a loss of $49.7 as of December 31, 2009. The primary driver was an increase in the fair value of our available-for-sale securities, due to the bond markets showing signs of stabilization and credit spreads tightening.

•	As of June 30, 2010, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•	To support the growing sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our life insurance company, Symetra Life Insurance Company. As of June 30, 2010, Symetra Life Insurance Company had an estimated risk-based capital ratio of 486%.
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
          In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables. The total represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $235.4 and $247.2 as of June 30, 2010 and December 31, 2009, respectively.

	As of June 30, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,708.8	33.4%	$6,703.6	35.1%
Deferred annuities with 5-year payout provision or MVA(2)	376.6	1.9	381.0	2.0
Traditional insurance (net of reinsurance)(3)	186.2	0.9	185.8	1.0
Group health & life (net of reinsurance)(3)	101.7	0.5	97.2	0.5

Total illiquid liabilities	7,373.3	36.7	7,367.6	38.6

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	3,963.2	19.7	3,865.1	20.2
Deferred annuities with surrender charges of 5% or higher	5,632.1	28.0	4,788.2	25.1
Universal life with surrender charges of 5% or higher	164.4	0.8	152.5	0.8

Total somewhat liquid liabilities	9,759.7	48.5	8,805.8	46.1

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	388.5	1.9	412.4	2.2
Less than 3%	201.3	1.0	87.6	0.5
No surrender charges(5)	1,926.5	9.6	1,950.7	10.2
Universal life with surrender charges less than 5%	438.9	2.2	441.7	2.3
BOLI(6)	1.3	0.0	3.7	0.0
Traditional insurance (net of reinsurance)(6)	2.0	0.0	2.1	0.0
Group health & life (net of reinsurance)(6)	16.5	0.1	18.4	0.1

Total fully liquid liabilities	2,975.0	14.8	2,916.6	15.3

Total	$20,108.0	100.0%	$19,090.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees.

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

(6)	Represents reported claim liabilities.
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
          We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of June 30, 2010 and December 31, 2009, our insurance subsidiaries had liquid assets of $20.1 billion and $18.1 billion, respectively, and Symetra had liquid assets of $1.7 and $16.4, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $325.4 and $259.9 as of June 30, 2010 and December 31, 2009, respectively. Our liquid assets increased as a result of sales of deferred annuities in the first six months of 2010 and our IPO proceeds.

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
     Capitalization
          Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of June 30,	As of December 31,
	2010	2009
Notes payable	$449.0	$448.9
Stockholders’ equity	2,342.8	1,433.3

Total capital	$2,791.8	$1,882.2

          Our capitalization increased $909.6 as of June 30, 2010, as compared to December 31, 2009 due to an increase in stockholders’ equity. This increase was driven by an increase in AOCI, the net proceeds received from our IPO, and the generation of net income of $82.1. AOCI improved primarily due to an increase in net unrealized gains on available-for-sale corporate securities. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.
     Dividends
          On May 12, 2010 we declared a dividend of $0.05 per common share to shareholders and warrant holders of record as of May 26, 2010 for a total of $6.9, which was paid by June 11, 2010.
          On August 11, 2010 we declared a dividend of $0.05 per common share to shareholders and warrant holders of record as of August 25, 2010, for an approximate total of $6.9, to be payable on or about September 8, 2010.
Cash Flows
          The following table sets forth a summary of our consolidated cash flows for the dates indicated.

	Six Months Ended June 30,
	2010	2009
Net cash flows from operating activities	$436.8	$360.5
Net cash flows from investing activities	(1,223.2)	(1,325.5)
Net cash flows from financing activities	851.3	932.0
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
          Net cash provided by operating activities for the six months ended June 30, 2010 increased $76.3 over the same period in 2009. This increase was primarily the result of increased net investment income driven by an increase in account values, a decline in paid commissions related to our deferred annuity products on lower sales, and a decrease in medical stop-loss paid claims.

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
          Net cash used in investing activities for the six months ended June 30, 2010 decreased $102.3 over the same period in 2009. This decrease was primarily the result of cash received from prepayments, maturities and calls on fixed maturities, and strategic sales of fixed maturities at a gain in the current period. This was partially offset by higher fixed maturities purchases.
Financing Activities
          Cash flows from our financing activities are primarily driven by the amounts and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from our issuances of debt and common stock, as well as the amounts and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, repayments of debt and dividend distributions to our stock and warrant holders. The following discussion highlights key drivers in the level of cash flows generated from our financing activities:
          Net cash provided by financing activities for the six months ended June 30, 2010 decreased $80.7 over the same period in 2009. This was primarily due to a $439.7 decrease in policyholder deposits primarily related to lower sales of fixed deferred annuities. This was partially offset by IPO proceeds received during the first quarter of 2010.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
          We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of June 30, 2010. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II — Other Information
Item 1. Legal Proceedings
          Disclosure concerning material legal proceedings, if any, can be found in Item 1 “Financial Statements, Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies” under the caption, “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2010.
The implementation of The Patient Protection and Affordable Care Act could have a material adverse effect on the profitability or marketability of the health insurance products that we sell.
          On March 23, 2010, President Obama signed into law The Patient Protection and Affordable Care Act (The PPACA), which brings substantial change to the insurance coverage for medical costs. Some of these changes apply primarily to fully insured group health plans (which we do not currently provide), but some provisions apply to self-funded plans, and thus, the medical stop—loss coverage offered by us. While many of the changes do not take effect until January 1, 2014, some take effect for benefit plan years beginning on or after September 23, 2010.
          We believe that the most significant impacts of The PPACA to the Company’s medical stop—loss product will result from the elimination of lifetime benefit maximums and significant restrictions on annual benefit maximums. These maximums serve to cap the amounts for which we could be liable under our medical stop-loss product. Historically, our reinsurance agreements have had limitations on the amount of medical benefit costs for which we could be reimbursed by our reinsurance carriers, introducing the risk, with the change in benefit maximums that we may not have been fully reimbursed for medical benefits costs above our stated retention level.
          While certain provisions of The PPACA could adversely affect us, many of its provisions need to be clarified through additional legislation, rulemaking, and interpretation. It is difficult to predict the impact to the profitability or marketability of the health insurance products and services we sell. Similarly, it is difficult to predict the effect The PPACA will have on our financial condition, results of operations or cash flows. We will continue to monitor the implementation of The PPACA and reassess our business strategies accordingly.
The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act could have a material adverse effect on our profitability and growth.
          On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which expands the economic oversight of financial institutions and brings reforms to corporate governance, consumer and investor protection, rating agency regulation, and mortgage and anti-predatory lending practices. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations to implement its provisions and to prepare numerous studies and reports for Congress. These federal agencies are given significant discretion in drafting the implementing rules and regulations. Consequently, at this time it is difficult to predict the impact, if any, of the Dodd-Frank Act on our business. To the extent the Dodd-Frank Act limits the operations of banks and other financial services companies, it could adversely affect the market value of their securities, which, in turn, could decrease the market value of any holdings we have in such companies. We will continue to monitor the implementation of the Dodd-Frank Act and reassess our business strategies and governance practices accordingly.

Prolonged periods of low interest rates could have a material adverse effect on our profitability, growth, investment, and business strategies.
          A prolonged low interest rate environment may subject us to reinvestment risk, particularly as it relates to investment yields on invested assets backing existing liabilities. In addition, low interest rates would have a negative impact on our ability to sell new products that are dependent on interest earnings.
          The performance of our long-term income annuities and BOLI products is sensitive to the investment yields on our invested assets backing such products. Sustained declines in interest rates may subject us to lower investment income on these invested assets. As interest rates decline, borrowers may prepay investments, such as mortgage-backed securities and other investments with embedded call options. If unanticipated, such prepayments may require us to accelerate amortization on prepayments of investments purchased at a premium, which could result in a decrease in our investment income. Further, this may force us to reinvest the proceeds at lower interest rates, resulting in a decline in investment income and spread compression (i.e., the difference between the interest rates earned on our investments and the interest rates credited to our customers could decrease). In extreme situations, the investment yield earned could be lower than the credited rates guaranteed to the customers. We may not be able to successfully manage interest rate spreads or the potential negative impact of those risks.
          Prolonged periods of low interest rates may also result in decreased sales as consumers look for other higher-yielding investment vehicles to fund retirement. We might also be forced to discontinue offering some of our interest-sensitive products if the investment yields do not support the guaranteed minimum interest rates within the contracts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Purchases of common stock made by or on behalf of the Company during the quarter ended June 30, 2010 are set forth in whole shares below:

			Total Number of Shares	Maximum Number (or Approximate
			Purchased as part of	Dollar Value) of Shares that May
	Total Number of	Average Price Paid	Publicly Announced Plans	Yet Be Purchased Under the Plans or
Period	Shares Purchased(1)	Per Share	or Programs	Programs
April 1, 2010 — April 30, 2010	—	—	—	—
May 1, 2010 — May 31, 2010	—	—	—	—
June 1, 2010 — June 30, 2010	47,880	$12.40	—	—

Total	47,880	$12.40	—	—

(1)	Restricted shares withheld to offset tax withholding obligations related to the vesting of the former CEO’s restricted shares.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Amendment No. 1 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009*†

10.7	Investment Management Agreement by and between Prospector Partners, LLC and Symetra Financial Corporation, dated July 1, 2010*

10.16	Symetra Financial Corporation Equity Plan (amended and restated on August 11, 2010)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	An application for confidential treatment of selected portions of this agreement has been filed with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION
Date: August 12, 2010	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer