Form 10-Q
period 2010-09-30
Symetra Financial CORP
filed 2010-11-10
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33808
SYMETRA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0978027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of November 8, 2010, the Registrant had 118,197,471 common voting shares outstanding, with a par value of $0.01 per share.

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
          These statements are based on certain assumptions and analyses made by Symetra in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to Symetra’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:
•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase Symetra’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009; and Item 1A — “Risk Factors” in Part II of our Form 10-Q for the quarters ended March 31, and June 30, 2010.
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

PART I — Financial Information
Item 1.   Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (cost: $19,896.4 and $18,553.7, respectively)	$21,450.1	$18,594.3
Marketable equity securities, at fair value (cost: $52.5 and $52.6, respectively)	45.4	36.7
Trading securities:
Marketable equity securities, at fair value (cost: $159.0 and $165.9, respectively)	158.8	154.1
Mortgage loans, net	1,493.4	1,199.6
Policy loans	71.7	73.9
Investments in limited partnerships (includes $38.5 and $24.7 measured at fair value, respectively)	169.1	110.2
Other invested assets	12.0	12.2

Total investments	23,400.5	20,181.0
Cash and cash equivalents	197.2	257.8
Accrued investment income	257.5	237.2
Accounts receivable and other receivables	89.0	70.1
Reinsurance recoverables	284.8	276.6
Deferred policy acquisition costs	160.9	250.4
Goodwill	27.8	26.3
Current income taxes recoverable	—	20.2
Deferred income tax assets, net	—	191.2
Other assets	58.4	84.5
Separate account assets	826.2	840.1

Total assets	$25,302.3	$22,435.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$20,107.9	$18,816.7
Future policy benefits	397.6	394.9
Policy and contract claims	126.1	125.6
Unearned premiums	12.8	12.1
Other policyholders’ funds	109.1	113.8
Notes payable	449.0	448.9
Deferred income tax liabilities, net	291.1	—
Other liabilities	271.2	250.0
Separate account liabilities	826.2	840.1

Total liabilities	22,591.0	21,002.1
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,171,213 issued and outstanding as of September 30, 2010; 92,729,455 issued and outstanding as of December 31, 2009	1.2	0.9
Additional paid-in capital	1,449.3	1,165.7
Retained earnings	441.4	316.4
Accumulated other comprehensive income (loss), net of taxes	819.4	(49.7)

Total stockholders’ equity	2,711.3	1,433.3

Total liabilities and stockholders’ equity	$25,302.3	$22,435.4

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Premiums	$120.2	$116.6	$354.7	$352.9
Net investment income	304.4	283.6	888.4	829.4
Policy fees, contract charges, and other	40.9	40.2	123.2	120.5
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(9.6)	(44.1)	(30.2)	(167.9)
Less: portion of losses recognized in other comprehensive income	6.1	26.7	15.5	94.2

Net impairment losses recognized in earnings	(3.5)	(17.4)	(14.7)	(73.7)
Other net realized investment gains	23.5	28.7	31.5	44.7

Total net realized investment gains (losses)	20.0	11.3	16.8	(29.0)

Total revenues	485.5	451.7	1,383.1	1,273.8

Benefits and expenses:
Policyholder benefits and claims	85.4	85.6	254.9	262.1
Interest credited	227.8	220.5	667.8	629.2
Other underwriting and operating expenses	63.1	61.7	186.9	186.7
Interest expense	8.0	7.9	23.9	23.8
Amortization of deferred policy acquisition costs	18.0	13.8	50.4	36.4

Total benefits and expenses	402.3	389.5	1,183.9	1,138.2
Income from operations before income taxes	83.2	62.2	199.2	135.6

Provision (benefit) for income taxes:
Current	18.8	(15.7)	46.1	(4.2)
Deferred	7.8	33.8	14.4	43.6

Total provision for income taxes	26.6	18.1	60.5	39.4

Net income	$56.6	$44.1	$138.7	$96.2

Net income per common share:
Basic	$0.41	$0.40	$1.03	$0.86
Diluted	$0.41	$0.40	$1.03	$0.86

Weighted-average number of common shares outstanding:
Basic	137.140	111.622	135.082	111.622
Diluted	137.145	111.624	135.096	111.623

Cash dividends declared per common share	$0.05	—	$0.10	—
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
		Additional		Treasury	Other	Total
	Common	Paid-in	Retained	Stock,	Comprehensive	Stockholders’
	Stock	Capital	Earnings	at Cost	Income (Loss)	Equity
Balances as of January 1, 2009	$0.9	$1,165.5	$172.4	$—	$(1,052.6)	$286.2
Cumulative effect adjustment — new accounting guidance (net of taxes: $(8.4))	—	—	15.7	—	(15.7)	—
Comprehensive income, net of taxes:
Net income	—	—	96.2	—	—	96.2
Other comprehensive income (net of taxes: $591.3)	—	—	—	—	1,098.1	1,098.1

Total comprehensive income, net of taxes						1,194.3

Balances as of September 30, 2009	$0.9	$1,165.5	$284.3	$—	$29.8	$1,480.5

Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$—	$(49.7)	$1,433.3
Common stock issued (net of issuance costs: $20.6)	0.3	282.2	—	—	—	282.5
Comprehensive income, net of taxes:
Net income	—	—	138.7	—	—	138.7
Other comprehensive income (net of taxes: $467.8)	—	—	—	—	869.1	869.1

Total comprehensive income, net of taxes						1,007.8
Stock-based compensation	—	2.0	—	(0.6)	—	1.4
Retirement of treasury stock	—	(0.6)	—	0.6	—	—
Dividends declared	—	—	(13.7)	—	—	(13.7)

Balances as of September 30, 2010	$1.2	$1,449.3	$441.4	$—	$819.4	$2,711.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$138.7	$96.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(16.8)	29.0
Accretion and amortization of invested assets, net	30.0	15.0
Accrued interest on bonds	(31.1)	(25.8)
Amortization and depreciation	16.9	10.9
Deferred income tax provision	14.4	43.6
Interest credited on deposit contracts	667.8	629.2
Mortality and expense charges and administrative fees	(77.0)	(75.1)
Changes in:
Accrued investment income	(20.3)	(36.7)
Deferred policy acquisition costs, net	(44.0)	(95.9)
Other receivables	(10.1)	(5.4)
Future policy benefits	2.7	2.6
Policy and contract claims	0.5	1.5
Current income taxes	23.1	(4.0)
Other assets and liabilities	(30.0)	(9.5)
Other, net	0.4	(0.2)

Total adjustments	526.5	479.2

Net cash provided by operating activities	665.2	575.4
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(3,219.8)	(3,332.4)
Other invested assets and investments in limited partnerships	(34.1)	(9.1)
Issuances of mortgage loans	(354.5)	(162.3)
Issuances of policy loans	(12.3)	(13.6)
Maturities, calls, paydowns, and other	1,345.3	1,001.5
Securities lending collateral returned, net	—	72.3
Sales of:
Fixed maturities and marketable equity securities	548.3	454.1
Other invested assets and investments in limited partnerships	13.8	23.0
Repayments of mortgage loans	56.5	53.9
Repayments of policy loans	13.6	14.1
Other, net	(1.8)	3.0

Net cash used in investing activities	(1,645.0)	(1,895.5)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,674.0	2,187.7
Withdrawals	(1,005.7)	(1,010.1)
Securities lending collateral paid, net	—	(72.3)
Proceeds from issuance of common stock	282.5	—
Cash dividends paid on common stock	(13.7)	—
Other, net	(17.9)	(11.5)

Net cash provided by financing activities	919.2	1,093.8

Net decrease in cash and cash equivalents	(60.6)	(226.3)
Cash and cash equivalents at beginning of period	257.8	468.0

Cash and cash equivalents at end of period	$197.2	$241.7

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$38.7	$10.0
Bond exchanges	76.5	147.7
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
     The interim consolidated financial statements include the accounts of Symetra Financial Corporation and its subsidiaries that are wholly owned, directly or indirectly. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information to conform to the current period presentation. For the three and nine months ended September 30, 2009, this included reclassifications of $25.5 and $77.3, respectively, related to cost of insurance charges on universal life-type (UL) contracts from premium revenues to policy fees, contract charges and other revenues on the consolidated statements of income. These reclassifications did not change total revenues or amounts previously reported as other revenues that are now included in policy fees, contract charges and other.
     These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements as of that date, but certain information and footnotes required by GAAP for complete financial statements have been excluded. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2010.
     During the first quarter of 2010, the Company revised its estimate for bonus interest reserves on one of its universal life products. This bonus interest is not earned by the contractholder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment has had on investment yields, the credited interest rate is being adjusted downward to the guaranteed minimum rate over the next six months. As a result, for the nine months ended September 30, 2010, income from operations before income taxes increased $7.4. The impact on net income for the same period was $4.8, or $0.03 per share of common stock.
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
     Based on the analysis of its investments in VIEs, the Company does not meet the definition of “primary beneficiary” for any of these VIEs, as it lacks the power to direct the activities of its VIEs, and therefore has not consolidated these entities. The maximum exposure to loss as a result of the Company’s involvement in its VIEs, which includes unfunded commitments, was $193.9 and $147.3 as of September 30, 2010 and December 31, 2009, respectively. See Note 5 for disclosures related to the fair value of these investments and their impact on earnings.
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
  ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
     In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance limits the amounts of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. Additionally, advertising costs must meet existing GAAP guidance for capitalization of advertising costs to be deferred under ASC 944. The guidance is effective for fiscal years beginning after December 15, 2011. Retrospective application, as well as early adoption, are permitted, but not required. The Company is evaluating the method and impact of adopting this guidance.
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
     For the three and nine months ended September 30, 2010, 2.350 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. There were no stock options issued or outstanding in 2009.
     The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income, as reported	$56.6	$44.1	$138.7	$96.2

Denominator:
Weighted-average common shares outstanding — basic	137.140	111.622	135.082	111.622
Add: Dilutive effect of restricted stock	0.005	0.002	0.014	0.001

Weighted-average common shares outstanding — diluted	137.145	111.624	135.096	111.623

Net income per common share:
Basic	$0.41	$0.40	$1.03	$0.86
Diluted	$0.41	$0.40	$1.03	$0.86
4. Investments
     The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (loss) (AOCI) represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also had a credit-related impairment.

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of September 30, 2010
Fixed maturities:
U.S. government and agencies	$87.6	$8.4	$—	$96.0	$(0.1)
State and political subdivisions	468.8	12.1	(7.6)	473.3	(0.2)
Corporate securities	13,576.7	1,331.0	(128.4)	14,779.3	(25.2)
Residential mortgage-backed securities	3,667.7	214.9	(42.6)	3,840.0	(39.1)
Commercial mortgage-backed securities	1,766.9	152.3	(8.2)	1,911.0	(3.6)
Other debt obligations	328.7	29.7	(7.9)	350.5	(8.5)

Total fixed maturities	19,896.4	1,748.4	(194.7)	21,450.1	(76.7)
Marketable equity securities, available-for-sale	52.5	1.1	(8.2)	45.4	—

Total	$19,948.9	$1,749.5	$(202.9)	$21,495.5	$(76.7)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$41.6	$2.4	$(0.1)	$43.9	$(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	(1.3)
Corporate securities	12,300.2	483.8	(384.0)	12,400.0	(32.3)
Residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	(4.0)
Other debt obligations	355.8	13.1	(27.3)	341.6	(4.3)

Total fixed maturities	18,553.7	651.0	(610.4)	18,594.3	(81.9)
Marketable equity securities, available-for-sale	52.6	0.1	(16.0)	36.7	—

Total	$18,606.3	$651.1	$(626.4)	$18,631.0	$(81.9)

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

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of September 30, 2010
Fixed maturities:
State and political subdivisions	$—	$—	—	$180.5	$(7.6)	26
Corporate securities	343.0	(26.1)	63	1,083.2	(102.3)	123
Residential mortgage-backed securities	27.1	(0.2)	8	319.5	(42.4)	47
Commercial mortgage-backed securities	21.8	(0.4)	7	70.9	(7.8)	19
Other debt obligations	—	—	—	50.8	(7.9)	9

Total fixed maturities	$391.9	$(26.7)	78	$1,704.9	$(168.0)	224
Marketable equity securities, available-for-sale	—	—	—	23.6	(8.2)	3

Total	$391.9	$(26.7)	78	$1,728.5	$(176.2)	227

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of December 31, 2009
Fixed maturities:
U.S. government and agencies	$2.2	$(0.1)	1	$—	$—	—
State and political subdivisions	67.7	(1.9)	18	299.7	(35.4)	49
Corporate securities	1,377.6	(33.3)	148	2,442.6	(350.8)	284
Residential mortgage-backed securities	579.9	(9.4)	30	404.6	(91.6)	65
Commercial mortgage-backed securities	94.9	(1.4)	11	622.8	(59.3)	44
Other debt obligations	37.8	(0.3)	6	89.6	(26.9)	15

Total fixed maturities	$2,160.1	$(46.4)	214	$3,859.3	$(564.0)	457
Marketable equity securities, available-for-sale	—	—	—	36.3	(16.0)	5

Total	$2,160.1	$(46.4)	214	$3,895.6	$(580.0)	462

     Based on the National Association of Insurance Commissioners (NAIC) ratings, as of September 30, 2010 and December 31, 2009, the Company held below-investment-grade fixed maturities with fair values of $969.7 and $1,032.1, respectively, and amortized costs of $1,008.0 and $1,165.1, respectively. These holdings amounted to 4.5% and 5.6% of the Company’s investments in fixed maturities at fair value as of September 30, 2010 and December 31, 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     The following table summarizes the amortized cost and fair value of fixed maturities as of September 30, 2010, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
One year or less	$718.7	$730.1
Over one year through five years	3,189.3	3,441.5
Over five years through ten years	5,163.1	5,755.8
Over ten years	5,121.0	5,484.8
Residential mortgage-backed securities	3,667.7	3,840.0
Commercial mortgage-backed securities	1,766.9	1,911.0
Other asset-backed securities	269.7	286.9

Total fixed maturities	$19,896.4	$21,450.1

     The following table summarizes the Company’s net investment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturities	$282.0	$267.0	$833.4	$781.4
Marketable equity securities, available-for-sale	0.6	0.6	2.3	2.3
Marketable equity securities, trading	0.7	0.7	2.2	1.9
Mortgage loans	23.2	17.2	62.9	49.3
Policy loans	1.1	1.1	3.3	3.3
Investments in limited partnerships	(0.3)	(0.9)	(4.1)	1.7
Other	1.8	2.8	3.6	4.0

Total investment income	309.1	288.5	903.6	843.9
Investment expenses	(4.7)	(4.9)	(15.2)	(14.5)

Net investment income	$304.4	$283.6	$888.4	$829.4

     The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturities:
Gross gains on sales	$6.6	$10.7	$24.0	$17.0
Gross losses on sales	(2.1)	(12.7)	(3.4)	(14.9)
Other-than-temporary impairments	(3.5)	(17.4)	(14.7)	(73.7)
Other(1)	5.1	7.6	7.3	6.9

Total fixed maturities	6.1	(11.8)	13.2	(64.7)
Marketable equity securities, trading(2)	15.2	21.6	14.0	25.9
Other invested assets	(0.4)	0.4	(6.6)	(1.1)
Deferred policy acquisition costs adjustment	(0.9)	1.1	(3.8)	10.9

Net realized investment gains (losses)	$20.0	$11.3	$16.8	$(29.0)

(1)	This includes gains (losses) on calls and redemptions. Also included are changes in the fair value of the Company’s convertible securities held as of period end totaling $4.0, $6.3, $(0.4) and $7.7 for the three and nine months ended September 30, 2010 and 2009, respectively.

(2)	This includes $15.8, $21.5, $13.5 and $23.5 of net gains for the three and nine months ended September 30, 2010 and 2009, respectively, related to changes in fair value of trading securities held as of period end.
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
Determination of Credit Losses on Structured Securities
          To determine the recovery value, credit loss and intent to sell for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:
•	Discounted cash flow analysis based on the current and future cash flows the Company expects to recover;

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
•	Level of creditworthiness;

•	Delinquency ratios and loan-to-value ratios;

•	Average cumulative collateral loss, vintage year and level of subordination;

•	Susceptibility to fair value fluctuations due to changes in the interest rate environment;

•	Susceptibility to reinvestment risk in cases where market yields are lower than the book yield earned;

•	Susceptibility to reinvestment risk in cases where market yields are higher than the book yields earned and the Company’s expectation of the sale of such security; and

•	Susceptibility to variability of prepayments.
          The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities:

	As of September 30, 2010		As of December 31, 2009
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$97.3	$(29.7)	$103.4	$(28.4)
6 consecutive months or more	157.3	(54.4)	517.9	(229.5)

Total underwater by 20% or more	254.6	(84.1)	621.3	(257.9)
All other underwater fixed maturities	1,842.2	(110.6)	5,398.1	(352.5)

Total underwater fixed maturities	$2,096.8	$(194.7)	$6,019.4	$(610.4)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
6 consecutive months or more	$1.7	$(4.4)	$35.6	$(15.9)
All other underwater marketable equity securities, available-for-sale	21.9	(3.8)	0.7	(0.1)

Total underwater marketable equity securities, available-for-sale	$23.6	$(8.2)	$36.3	$(16.0)

          As of September 30, 2010 and December 31, 2009, investment grade securities comprised 36.6% and 59.7%, respectively, of all gross unrealized losses on fixed maturities underwater by 20% or more for six months or more. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in the issuer and the sector-related credit spreads since the securities were acquired.
          The Company reviewed its available-for-sale investments with unrealized losses as of September 30, 2010 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater fixed maturities and it was not more likely than not that the Company will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s spread analysis, cash flow modeling and expected continuation of contractually required principal and interest payments. Based on its analysis of its underwater available-for-sale marketable equity securities, including an evaluation of the near term prospects of the issuers, the Company had the intent and ability to hold them until recovery.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$68.5	$74.4	$69.6	$73.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	2.1	14.1	8.6	35.4
For which an OTTI was previously recognized	0.5	1.5	2.9	12.1
Decreases attributable to:
Securities sold or paid down during the period	(3.5)	(18.7)	(13.5)	(26.4)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell(1)	—	(0.3)	—	(23.1)

Balance, end of period	$67.6	$71.0	$67.6	$71.0

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following tables present the financial instruments carried at fair value under the valuation hierarchy described above for assets accounted for at fair value on a recurring basis. The Company has no financial liabilities accounted for at fair value on a recurring basis:

	As of September 30, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$96.0	$—	$96.0	$—	—
State and political subdivisions	473.3	—	473.3	—	—
Corporate securities	14,779.3	—	13,916.4	862.9	3.8%
Residential mortgage-backed securities	3,840.0	—	3,779.1	60.9	0.3
Commercial mortgage-backed securities	1,911.0	—	1,891.9	19.1	0.1
Other debt obligations	350.5	—	292.7	57.8	0.2

Total fixed maturities, available-for-sale	21,450.1	—	20,449.4	1,000.7	4.4
Marketable equity securities, available-for-sale	45.4	43.6	—	1.8	0.0
Marketable equity securities, trading	158.8	158.2	—	0.6	0.0
Investments in limited partnerships(1)	38.5	—	—	38.5	0.2
Other invested assets	5.5	2.7	—	2.8	0.0

Total investments carried at fair value	21,698.3	204.5	20,449.4	1,044.4	4.6
Separate account assets	826.2	826.2	—	—	—

Total	$22,524.5	$1,030.7	$20,449.4	$1,044.4	4.6%

	As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Corporate securities	12,400.0	—	11,552.9	847.1	4.3
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	341.6	—	286.9	54.7	0.3

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Investments in limited partnerships(1)	24.7	—	—	24.7	0.2
Other invested assets	6.7	2.1	—	4.6	0.0

Total investments carried at fair value	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

(1)	As of September 30, 2010 and December 31, 2009, this amount consisted of investments in private equity and hedge funds.
  Fixed Maturities
          The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of September 30, 2010 and December 31, 2009, pricing services provided prices for 95.3% and 93.6% of the Company’s fixed maturities, respectively. Prices received from the pricing services are not adjusted, and multiple prices for these securities are not obtained. The pricing services provide prices where observable inputs are available. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security until they are able to obtain such information.
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
          In situations where the Company is unable to obtain sufficient market-observable information upon which to estimate the fair value of a particular security, fair values are determined using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data. Such measurements are classified as Level 3 and typically include private placements and other securities that the pricing services are unable to price. As of September 30, 2010 and December 31, 2009, the Company had $897.9, or 4.2%, and $901.3, or 4.8%, of its fixed maturities invested in private placement securities, respectively, most of which are corporate securities. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $824.9, or 91.9%, and $819.8, or 91.0%, of these privately placed securities as Level 3 measurements, as of September 30, 2010 and December 31, 2009, respectively.
Corporate Securities
          As of September 30, 2010 and December 31, 2009, the fair value of the Company’s corporate securities classified as Level 2 measurements was $13,916.4 and $11,552.9, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of September 30, 2010			As of December 31, 2009
		%	# of		%	# of
	Amount	of Total	Securities	Amount	of Total	Securities
Significant Security Sectors:
Industrials	$2,396.5	17.2%	203	$1,923.4	16.6%	215
Consumer staples	2,100.4	15.1	145	1,695.9	14.7	147
Utilities	1,909.8	13.7	253	1,771.6	15.3	216
Financials	1,896.0	13.6	199	1,750.5	15.2	285

Weighted-average coupon rate	6.41%			6.55%
Weighted-average remaining years to contractual maturity	12.3			13.3
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
          As of September 30, 2010, 91.8% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financial sector, 25.5%, the industrial sector, 20.9%, and the materials sector, 14.6%.
          As of December 31, 2009, 91.9% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financial sector, 22.9%, the industrial sector, 20.7%, and the materials sector, 15.6%.
          The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of September 30, 2010		As of December 31, 2009
		Fair	% of Total	Fair	% of Total
NAIC Rating	Comparable Standard & Poor’s rating	Value	Fair Value	Value	Fair Value
1	AAA, AA, A	$140.7	17.8%	$153.5	19.2%
2	BBB	573.5	72.4	557.4	69.8
3 – 6	BB & below	78.1	9.8	87.3	11.0

Total		$792.3	100.0%	$798.2	100.0%

          The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The appropriate illiquidity adjustment is estimated based on illiquidity spreads

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
observed in transactions involving similar securities. As of September 30, 2010, the range of illiquidity adjustments varied from 0 to 50 basis points.
Residential Mortgage-backed Securities
          As of September 30, 2010 and December 31, 2009, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,779.1 and $3,285.9, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 5.20% and 5.36% as of September 30, 2010 and December 31, 2009, respectively.
          Agency securities composed 87.7% and 84.7% of the Company’s Level 2 RMBS as of September 30, 2010 and December 31, 2009, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of		As of
	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Standard & Poor’s equivalent rating:
AAA	$176.8	38.0%	$200.8	39.9%
AA through BBB	94.7	20.3	140.2	27.8
BB & below	193.9	41.7	162.7	32.3

Total Non-agency RMBS	$465.4	100.0%	$503.7	100.0%

Non-agency RMBS with super senior subordination	$276.1	59.3%	$300.3	59.6%
          As of September 30, 2010 and December 31, 2009, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.8%, and $189.5 and $191.3, or 40.7% and 38.0%, respectively, had an origination or vintage year of 2004 and prior.
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
Commercial Mortgage-backed Securities
          As of September 30, 2010 and December 31, 2009, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,891.9 and $1,765.4, respectively. These were primarily non-agency securities, which comprised 68.7% and 76.8% of Level 2 CMBS as of September 30, 2010 and December 31, 2009, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 28.2% and 27.8% as of September 30, 2010 and December 31, 2009, respectively, and 93.4% and 92.4%, respectively, were in the most senior tranche.
          The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.53% and 5.55% as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, 18.7% of the underlying collateral for these securities was located in New York, 13.5% was located in California, and 7.0% was located in Texas. The underlying collateral primarily consisted of shopping centers/retail and office buildings, comprising 33.6% and 31.0%, respectively, as of September 30, 2010.
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
          The Company manages a trading portfolio of marketable equity securities, composed mostly of investments in common stock. Investment gains and losses on trading securities, including changes in fair value, are reported in the consolidated statements of income as net realized investment gains (losses). The Company believes this presents its investment results for these securities on a basis that is consistent with management’s operating principles, as the Company considers changes in fair value on its marketable equity securities when evaluating its performance. Certain nonredeemable preferred stock are reported as available-for-sale.
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
Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
          The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2010:

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of July 1,			(Out) of		Net	Comprehensive	Gains	September 30,
	2010	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2010
Types of Investments:
State and political subdivisions	$7.6	$—	$—	$—	$(7.6)	$—	$—	$—	$—
Corporate securities	862.2	—	(9.9)	(5.8)	(1.1)	—	17.6	(0.1)	862.9
Residential mortgage-backed securities	77.1	—	—	(17.5)	0.3	—	1.0	—	60.9
Commercial mortgage-backed securities	31.6	—	—	(10.5)	(1.9)	—	(0.1)	—	19.1
Other debt obligations	56.5	—	—	(3.5)	(3.2)	—	10.1	(2.1)	57.8

Total fixed maturities, available-for-sale	1,035.0	—	(9.9)	(37.3)	(13.5)	—	28.6	(2.2)	1,000.7
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.7	—	—	(0.1)	—	—	—	—	0.6
Investments in limited partnerships	32.1	11.9	—	—	(7.5)	2.0	—	—	38.5
Other invested assets	2.5	—	—	—	—	0.3	—	—	2.8

Total Level 3	$1,072.1	$11.9	$(9.9)	$(37.4)	$(21.0)	$2.3	$28.6	$(2.2)	$1,044.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	September 30,
	2010	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2010
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$(7.2)	$—	$—	$—	$—
Corporate securities	847.1	26.8	(27.2)	12.8	(40.1)	—	43.0	0.5	862.9
Residential mortgage-backed securities	250.5	—	—	(194.6)	1.8	—	3.2	—	60.9
Commercial mortgage-backed securities	24.0	—	—	(1.3)	(4.7)	—	1.1	—	19.1
Other debt obligations	54.7	—	—	(3.4)	(4.2)	—	12.9	(2.2)	57.8

Total fixed maturities, available-for-sale	1,183.5	26.8	(27.2)	(186.5)	(54.4)	—	60.2	(1.7)	1,000.7
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.2	0.1	—	—	0.6
Investments in limited partnerships	24.7	21.1	—	—	(9.9)	2.7	—	(0.1)	38.5
Other invested assets	4.6	—	(0.3)	—	(0.7)	(0.9)	—	0.1	2.8

Total Level 3	$1,214.9	$47.9	$(27.5)	$(186.5)	$(64.8)	$1.9	$60.2	$(1.7)	$1,044.4

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.0 and $14.9 for the three and nine months ended September 30, 2010, respectively. Gross transfers out of Level 3 were $(37.4) and $(201.4) for the three and nine months ended September 30, 2010, respectively, as public market information on many of our RMBS securities became available and third party independent pricing services began to provide prices. Such securities are now classified as Level 2.

(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).
          The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2009:

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of July 1,			(Out) of		Net	Comprehensive	Gains	September 30,
	2009	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Loss	(Losses)(3)	2009
Types of Investments:
State and political subdivisions	$7.1	$—	$—	$(0.6)	$—	$—	$0.7	$—	$7.2
Corporate securities	704.2	34.4	(4.0)	7.8	38.5	—	79.2	—	860.1
Residential mortgage-backed securities	61.1	206.6	—	(4.3)	0.2	—	2.5	—	266.1
Commercial mortgage-backed securities	23.1	—	—	—	(0.6)	—	0.8	—	23.3
Other debt obligations	55.6	—	—	0.6	(1.4)	—	3.4	—	58.2

Total fixed maturities, available-for-sale	851.1	241.0	(4.0)	3.5	36.7	—	86.6	—	1,214.9
Marketable equity securities, available-for-sale	1.8	—	—	—	0.3	—	0.4	—	2.5
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	63.2	2.2	(20.1)	—	—	0.3	—	1.0	46.6
Other invested assets	1.2	3.0	—	—	0.2	1.7	—	—	6.1

Total Level 3	$917.5	$246.2	$(24.1)	$3.5	$37.2	$2.1	$87.0	$1.0	$1,270.4

						Unrealized Gain (Loss)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	September 30,
	2009	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Loss	(Losses)(3)	2009
Types of Investments:
State and political subdivisions	$6.3	$—	$—	$(0.7)	$—	$—	$1.6	$—	$7.2
Corporate securities	610.0	129.7	(4.0)	(14.3)	12.9	—	129.8	(4.0)	860.1
Residential mortgage-backed securities	—	263.5	—	—	0.2	—	2.4	—	266.1
Commercial mortgage-backed securities	24.4	—	—	(0.7)	(2.2)	—	1.8	—	23.3
Other debt obligations	33.6	18.0	—	0.7	(2.4)	—	8.3	—	58.2

Total fixed maturities, available-for-sale	674.3	411.2	(4.0)	(15.0)	8.5	—	143.9	(4.0)	1,214.9
Marketable equity securities, available-for-sale	—	—	—	5.2	0.3	—	(3.0)	—	2.5
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	56.3	4.6	(23.0)	—	—	9.5	—	(0.8)	46.6
Other invested assets	2.4	3.0	—	—	0.3	0.4	—	—	6.1

Total Level 3	$733.2	$418.8	$(27.0)	$(9.8)	$9.1	$10.0	$140.9	$(4.8)	$1,270.4

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $8.2 and $14.7 for the three and nine months ended September 30, 2009, respectively. Gross transfers out of Level 3 were $(4.7) and $(24.5) for the three and nine months ended September 30, 2009, respectively.

(2)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses are included in net realized investment gains (losses).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of September 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$21,450.1	$21,450.1	$18,594.3	$18,594.3
Marketable equity securities, available-for-sale	45.4	45.4	36.7	36.7
Marketable equity securities, trading	158.8	158.8	154.1	154.1
Mortgage loans	1,493.4	1,580.8	1,199.6	1,190.1
Investments in limited partnerships:
Hedge funds and private equity funds	38.5	38.5	24.7	24.7
Affordable housing	130.6	132.8	85.5	89.9
Other invested assets	12.0	12.0	12.2	12.2
Cash and cash equivalents	197.2	197.2	257.8	257.8
Separate account assets	826.2	826.2	840.1	840.1
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	8,351.6	8,381.4	7,212.1	7,128.2
Immediate annuities	6,698.4	7,497.3	6,724.4	6,937.8
Notes payable:
Capital Efficient Notes (CENts)	149.8	131.6	149.8	118.5
Senior notes	299.2	310.1	299.1	276.8
Other Financial Instruments
          Cash and cash equivalents are reported at cost, which approximates fair value. Cash equivalents were $162.1 and $244.4 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, $158.4 and $223.8 of total cash equivalents, respectively, were held at a single highly rated financial institution.
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
          The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,057.9 and $4,880.2 of liabilities related to insurance contracts as of September 30, 2010 and December 31, 2009, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
6. Deferred Policy Acquisition Costs
          The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs:

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2010	December 31, 2009
Unamortized balance at beginning of period	$325.7	$219.5
Deferral of acquisition costs	97.2	148.3
Adjustments related to investment (gains) losses	(2.8)	9.3
Amortization	(50.4)	(51.4)

Unamortized balance at end of period	369.7	325.7
Accumulated effect of net unrealized investment gains	(208.8)	(75.3)

Balance at end of period	$160.9	$250.4

7. Deferred Sales Inducements
     The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets:

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2010	December 31, 2009
Unamortized balance at beginning of period	$67.6	$33.0
Capitalizations	43.5	42.5
Adjustments related to investment (gains) losses	(0.9)	2.4
Amortization	(14.1)	(10.3)

Unamortized balance at end of period	96.1	67.6
Accumulated effect of net unrealized investment gains	(68.9)	(18.4)

Balance at end of period	$27.2	$49.2

8. Stockholders’ Equity
     The components of comprehensive income are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$56.6	$44.1	$138.7	$96.2
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	378.0	743.0	1,002.9	1,191.7
Reclassification adjustment for net realized investment (gains) losses included in net income(2)	(14.0)	(6.4)	(17.7)	25.2
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(45.3)	(68.5)	(119.5)	(80.4)
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	(0.4)	4.6	3.4	(38.4)

Other comprehensive income	318.3	672.7	869.1	1,098.1

Total comprehensive income	$374.9	$716.8	$1,007.8	$1,194.3

(1)	Net of taxes of $203.6, $400.1, $540.0 and $641.7 for the three and nine months ended September 30, 2010 and 2009, respectively.

(2)	Net of taxes of $(7.5), $(3.4), $(9.5) and $13.6 for the three and nine months ended September 30, 2010 and 2009, respectively. For the three and nine months ended September 30, 2010, $3.6 (net of taxes of $1.9) and $13.5 (net of taxes of $7.2) of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses. For the three and nine months ended September 30, 2009, $22.0 (net of taxes of $11.8) and $22.9 (net of taxes of $12.2), respectively, of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses.

(3)	Net of taxes of $(24.6), $(37.0), $(64.5) and $(43.3) for the three and nine months ended September 30, 2010 and 2009, respectively.

(4)	Net of taxes of $(0.2), $2.5, $1.8 and $(20.7) for the three and nine months ended September 30, 2010 and 2009, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance at January 1, 2009	92.646
Restricted shares(1)	0.083

Balance at December 31, 2009	92.729

Balance at January 1, 2010	92.729
Common stock, issued in initial public offering	25.260
Restricted shares(1)	0.230
Treasury shares retired(2)	(0.048)

Balance at September 30, 2010	118.171

(1)	Represents net restricted shares issued pursuant to the Company’s Equity Plan.

(2)	Represents shares repurchased to satisfy employee income tax withholding, pursuant to the Company’s Equity Plan.
9. Stock-Based Compensation
          As of September 30, 2010, the Company has two share-based compensation plans: the Symetra Financial Corporation Equity Plan (amended and restated on August 11, 2010) (the “Equity Plan”) and the Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) (the “Stock Purchase Plan”). Under the Equity Plan, the Company is authorized to issue various types of share-based compensation to employees, directors and consultants. A total of 7.830 shares are authorized for issuance under the Equity Plan, and 5.215 equity instruments are available for future issuance as of September 30, 2010. The Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 0.870 shares are authorized for issuance under this plan. As of September 30, 2010, no shares have been issued pursuant to the Stock Purchase Plan.
     Compensation Cost
          The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes it over the service period for awards expected to vest. Restricted shares are valued based on the number of shares granted and the Company’s closing stock price on the grant date. Stock options are valued using the Black-Scholes valuation model. The Company recognizes such compensation cost as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of equity awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differs from current estimates, the Company records such amounts as a cumulative adjustment in the period estimates are revised. Many factors are considered when estimating forfeitures, including types of awards, employee class and historical experience.
          Share-based compensation expense, which is recorded in other operating expense, for the three and nine months ended September 30, 2010 was $0.4 and $2.0, respectively. This included compensation expense of $1.2 for the nine months ended September 30, 2010, related to the modification and accelerated vesting of certain restricted shares. Share-based compensation expense was $0.0 for the three and nine months ended September 30, 2009.
     Restricted Stock Activity
     The Company issued 0.010 and 0.244 shares of restricted stock for the three and nine months ended September 30, 2010, respectively. These awards vest on December 31, 2012. The weighted average fair value of restricted stock granted for the three and nine months ended September 30, 2010 was $10.75 and $12.42 per share, respectively. The Company issued 0.083 shares of restricted stock for both the three and nine months ended September 30, 2009 with 0.075 of these shares vested on June 15, 2010, and the remainder vesting on December 31, 2011. The weighted average fair value of restricted stock granted for both the three and nine months ended September 30, 2009 was $13.08 per share.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2010:

	Number of	Weighted-Average
	Shares	Fair Value
Outstanding as of January 1, 2010	0.083	$13.08
Shares granted	0.244	$12.42
Shares vested	(0.131)	$12.40
Shares forfeited	(0.014)	$12.51

Outstanding at September 30, 2010	0.182	$12.34

  Stock Option Activity
          The Company issued 0.600 and 2.350 options for the three and nine months ended September 30, 2010, with an exercise price of $28.00. These options vest on June 30, 2017 and expire one year thereafter. The weighted average fair value of awards granted during the three and nine months ended September 30, 2010 was $2.24 and $2.83 per share, respectively. The Company did not issue any stock option awards in 2009.
          The following table summarizes the weighted average assumptions used to value stock options issued:

	For the Nine Months
	Ended September 30, 2010
Expected term	7.5	years
Risk-free interest rate	2.6%
Dividend yield	1.6%
Volatility	45.6%
10. Commitments and Contingencies
  Investments in Limited Partnerships
          In March and August 2010, the Company invested in two new limited partnership interests related to federal affordable housing projects. The Company unconditionally committed to provide capital contributions totaling $55.0 for the two limited partnerships. As of September 30, 2010, the Company contributed $13.0 and is expected to contribute the remaining $42.0 by the first quarter of 2013. The present value of these unfunded contributions is recorded in other liabilities.
  Litigation
          Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of September 30, 2010, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
  Other Commitments
          As of September 30, 2010 and December 31, 2009, unfunded mortgage loan commitments were $76.1 and $4.5, respectively. The Company had no other material commitments or contingencies as of September 30, 2010 and December 31, 2009.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
11. Segment Information
          The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended September 30, 2010
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$109.9	$—	$—	$10.3	$—	$120.2
Net investment income	4.7	119.0	105.6	67.5	7.6	304.4
Policy fees, contract charges, and other	2.7	4.7	0.1	29.6	3.8	40.9
Net investment gains on fixed index annuity (FIA) options	—	0.3	—	—	—	0.3

Total operating revenues	117.3	124.0	105.7	107.4	11.4	465.8

Benefits and expenses:
Policyholder benefits and claims	73.1	(0.5)	—	12.8	—	85.4
Interest credited	—	75.7	90.1	63.1	(1.1)	227.8
Other underwriting and operating expenses	25.4	13.0	5.5	14.2	5.0	63.1
Interest expense	—	—	—	—	8.0	8.0
Amortization of deferred policy acquisition costs	2.1	13.3	0.6	2.0	—	18.0

Total benefits and expenses	100.6	101.5	96.2	92.1	11.9	402.3

Segment pre-tax adjusted operating income (loss)	$16.7	$22.5	$9.5	$15.3	$(0.5)	$63.5

Operating revenues	$117.3	$124.0	$105.7	$107.4	$11.4	$465.8
Add: Net realized investment gains (losses), excluding FIA options	—	2.1	16.3	2.0	(0.7)	19.7

Total revenues	117.3	126.1	122.0	109.4	10.7	485.5
Total benefits and expenses	100.6	101.5	96.2	92.1	11.9	402.3

Income (loss) before income taxes	$16.7	$24.6	$25.8	$17.3	$(1.2)	$83.2

	For the Three Months Ended September 30, 2009
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$106.5	$—	$—	$10.1	$—	116.6
Net investment income	4.5	103.5	104.7	66.9	4.0	283.6
Policy fees, contract charges, and other	4.2	4.6	0.1	28.5	2.8	40.2
Net investment gains on FIA options	—	1.4	—	—	—	1.4

Total operating revenues	115.2	109.5	104.8	105.5	6.8	441.8

Benefits and expenses:
Policyholder benefits and claims	71.7	(1.3)	—	15.2	—	85.6
Interest credited	—	70.5	90.7	60.0	(0.7)	220.5
Other underwriting and operating expenses	25.6	13.6	5.4	13.4	3.7	61.7
Interest expense	—	—	—	—	7.9	7.9
Amortization of deferred policy acquisition costs	1.9	10.5	0.4	1.0	—	13.8

Total benefits and expenses	99.2	93.3	96.5	89.6	10.9	389.5

Segment pre-tax adjusted operating income	$16.0	$16.2	$8.3	$15.9	$(4.1)	$52.3

Operating revenues	$115.2	$109.5	$104.8	$105.5	$6.8	$441.8
Add: Net realized investment gains (losses), excluding FIA options	(1.5)	(0.5)	18.9	(3.5)	(3.5)	9.9

Total revenues	113.7	109.0	123.7	102.0	3.3	451.7
Total benefits and expenses	99.2	93.3	96.5	89.6	10.9	389.5

Income (loss) before income taxes	$14.5	$15.7	$27.2	$12.4	$(7.6)	$62.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Nine Months Ended September 30, 2010
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$324.5	$—	$—	$30.2	$—	$354.7
Net investment income	14.1	342.1	314.3	201.9	16.0	888.4
Policy fees, contract charges, and other	8.6	14.3	0.5	88.5	11.3	123.2
Net investment losses on FIA options	—	(0.9)	—	—	—	(0.9)

Total operating revenues	347.2	355.5	314.8	320.6	27.3	1,365.4

Benefits and expenses:
Policyholder benefits and claims	215.5	0.2	—	39.2	—	254.9
Interest credited	—	214.6	275.0	180.7	(2.5)	667.8
Other underwriting and operating expenses	75.1	40.2	16.0	40.3	15.3	186.9
Interest expense	—	—	—	—	23.9	23.9
Amortization of deferred policy acquisition costs	6.0	40.1	1.5	2.8	—	50.4

Total benefits and expenses	296.6	295.1	292.5	263.0	36.7	1,183.9

Segment pre-tax adjusted operating income (loss)	$50.6	$60.4	$22.3	$57.6	$(9.4)	$181.5

Operating revenues	$347.2	$355.5	$314.8	$320.6	$27.3	$1,365.4
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	7.7	7.3	4.5	(1.6)	17.7

Total revenues	347.0	363.2	322.1	325.1	25.7	1,383.1
Total benefits and expenses	296.6	295.1	292.5	263.0	36.7	1,183.9

Income (loss) before income taxes	$50.4	$68.1	$29.6	$62.1	$(11.0)	$199.2

As of September 30, 2010:
Total assets	$237.4	$9,878.0	$7,176.4	$5,684.3	$2,326.2	$25,302.3

	For the Nine Months Ended September 30, 2009
		Retirement	Income
	Group	Services	Annuities	Individual	Other	Total
Operating revenues:
Premiums	$324.1	$—	$—	$28.8	$—	$352.9
Net investment income	13.3	281.8	318.1	198.0	18.2	829.4
Policy fees, contract charges, and other	12.7	12.4	0.4	87.1	7.9	120.5
Net investment gains on FIA options	—	0.2	—	—	—	0.2

Total operating revenues	350.1	294.4	318.5	313.9	26.1	1,303.0

Benefits and expenses:
Policyholder benefits and claims	219.9	(2.2)	—	44.4	—	262.1
Interest credited	—	187.2	268.7	175.7	(2.4)	629.2
Other underwriting and operating expenses	79.7	41.3	15.6	39.6	10.5	186.7
Interest expense	—	—	—	—	23.8	23.8
Amortization of deferred policy acquisition costs	5.8	26.8	1.2	2.6	—	36.4

Total benefits and expenses	305.4	253.1	285.5	262.3	31.9	1,138.2

Segment pre-tax adjusted operating income (loss)	$44.7	$41.3	$33.0	$51.6	$(5.8)	$164.8

Operating revenues	$350.1	$294.4	$318.5	$313.9	$26.1	$1,303.0
Add: Net realized investment gains (losses), excluding FIA options	(2.9)	(17.7)	7.7	(7.9)	(8.4)	(29.2)

Total revenues	347.2	276.7	326.2	306.0	17.7	1,273.8
Total benefits and expenses	305.4	253.1	285.5	262.3	31.9	1,138.2

Income (loss) before income taxes	$41.8	$23.6	$40.7	$43.7	$(14.2)	$135.6

As of September 30, 2009:
Total assets	$285.5	$8,157.3	$6,664.1	$5,076.2	$2,040.9	$22,224.0

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
12. Subsequent Events
          On November 10, 2010, the Company declared a dividend of $0.05 per common share, or approximately $6.9 in total, to shareholders and warrant holders of record as of November 24, 2010. The dividend will be paid on or about December 10, 2010.

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
Current Outlook
          The economic recovery continued to be slow during the third quarter as unemployment rates and foreclosures continued to dampen the overall recovery. Although the recovery remains weak, equity markets moved higher. Despite the improved equity markets, we continued to see declines in the treasury yields and yields on new asset purchases.

          The low interest rate environment and tight credit spreads have been a challenge for our various asset-based businesses as demand for investments with the necessary yields and quality that meet our investment requirements, and which we believe have an attractive risk-return profile, continues to exceed supply. Despite these challenges, we made progress in deploying our cash during the quarter, although we are generally reinvesting in assets with lower yields than we were previously earning. In an effort to manage this risk, we continue to monitor crediting rates and product pricing. We also invested in U.S. treasury securities, as a short-term alternative to cash, to improve our yields.
          Despite continued widespread concerns regarding commercial real estate lending, we believe our high quality commercial mortgage loan portfolio and commercial mortgage-backed securities (CMBS) have significant credit enhancement and will continue to generate strong cash flows. While we do not anticipate being immune to commercial real estate losses, given the structure of our mortgage loan and CMBS portfolios, we believe our strategies in these areas, including disciplined underwriting, will minimize our exposure to future losses. To improve our spreads, we have been prudently increasing our investments in commercial mortgage loans, primarily in our Retirement Services and Income Annuities segments. During the third quarter of 2010 we originated over $170.0 of loans.
          Toward the end of the second quarter, Tom Marra took over as president and chief executive officer. We have also more recently announced several additions to our executive management team. We intend to leverage the experience of the new executive leaders as we continue to concentrate on our strategic objectives of:
—	developing new distribution partnerships, especially with financial institutions and broker-dealers;

—	adding additional products with existing partners;

—	expanding our less interest-rate sensitive products in the Group and Individual segments while maintaining our solid position in fixed deferred and income annuities;

—	developing transparent products that capitalize on favorable demographic trends such as the need for retirement savings, life insurance and employers’ need to provide affordable health care to employees; and

—	disciplined balance sheet management.
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
Sources of Revenues and Expenses
          Our primary sources of revenues from our insurance operations are premiums and net investment income. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances and general business and operating expenses, net of deferred policy acquisition costs (DAC). We also generate net realized investment gains (losses) on sales or impairments of our investments and changes in fair value of our equity trading portfolio.
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
     Revenues
     Premiums
          Premiums consist primarily of premiums from our group medical stop-loss and individual life insurance products.
     Net investment income
          Net investment income represents the income earned on our investments, net of investment expenses, including gains or losses from changes in the fair value of our investments in private equity and hedge fund limited partnerships.
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
     Benefits and Expenses
     Policyholder benefits and claims
          Policyholder benefits and claims consist of benefits paid and reserve activity on group medical stop-loss and health and individual life products. In addition, in accordance with the purchase method of accounting (referred to as PGAAP), we record, as a reduction of this expense, PGAAP reserve amortization related to our BOLI policies. PGAAP reserve amortization related to our fixed deferred annuities was recorded in this line item until it was fully amortized as of September 30, 2009.
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

	As of	As of
	September 30,	December 31,
	2010	2009
Total stockholders’ equity	$2,711.3	$1,433.3
Less: AOCI	819.4	(49.7)

Adjusted book value*	1,891.9	1,483.0
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,110.0	$1,701.1

Book value per common share	$19.77	$12.83

Adjusted book value per common share*	$16.01	$15.99

Adjusted book value per common share, as converted*	$15.38	$15.23

	For the Twelve Months Ended
	September 30,	December 31,
	2010	2009
Return on stockholders’ equity, ROE	8.6%	15.4%
Average stockholders’ equity	$1,987.9	$832.4

Operating return on average equity, or ROAE*	9.4%	10.5%
Average adjusted book value*	$1,695.9	$1,407.8

*	Represents non-GAAP measures.
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
          We purchase fixed maturities with durations and cash flows that match our estimate of when our insurance liabilities and other obligations will come due. We typically expect to hold our fixed maturities to maturity, using the principal and interest cash flows to pay our obligations over time. Since we expect to collect the contractual cash flows on these fixed maturities, we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. AOCI primarily fluctuates based on changes in the fair value of our fixed maturities, which is driven by factors outside of our control, including the impact of credit market conditions and the movement of interest rates and credit spreads. These fluctuations do not reflect any change in the cash flows we expect to receive. As an example, an increase in the fair value of our fixed maturities improved AOCI by $869.1 to an $819.4 gain as of September 30, 2010, from a $49.7 loss as of December 31, 2009, due to bond market improvements and tightening of interest spreads. This contributed to a related increase in stockholders’ equity over the same period of $1,278.0, or 89%; however, this increase did not impact our estimates regarding collection of cash flows on the underlying fixed maturities.
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
Total Company
          Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases).

	Three Months Ended		QTD	Nine Months Ended		YTD
	September 30,		Variance (%)	September 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues:
Premiums	$120.2	$116.6	3.1%	$354.7	$352.9	0.5%
Net investment income	304.4	283.6	7.3	888.4	829.4	7.1
Policy fees, contract charges, and other	40.9	40.2	1.7	123.2	120.5	2.2
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(3.5)	(17.4)	79.9	(14.7)	(73.7)	80.1
Other net realized investment gains	23.5	28.7	(18.1)	31.5	44.7	(29.5)

Total net realized investment gains (losses)	20.0	11.3	77.0	16.8	(29.0)	*

Total revenues	485.5	451.7	7.5	1,383.1	1,273.8	8.6

Benefits and expenses:
Policyholder benefits and claims	85.4	85.6	(0.2)	254.9	262.1	(2.7)
Interest credited	227.8	220.5	3.3	667.8	629.2	6.1
Other underwriting and operating expenses	63.1	61.7	2.3	186.9	186.7	0.1
Interest expense	8.0	7.9	1.3	23.9	23.8	0.4
Amortization of deferred policy acquisition costs	18.0	13.8	30.4	50.4	36.4	38.5

Total benefits and expenses	402.3	389.5	3.3	1,183.9	1,138.2	4.0

Income from operations before income taxes	83.2	62.2	33.8	199.2	135.6	46.9

Provision (benefit) for income taxes:
Current	18.8	(15.7)	*	46.1	(4.2)	*
Deferred	7.8	33.8	(76.9)	14.4	43.6	(67.0)

Total provision for income taxes:	26.6	18.1	47.0	60.5	39.4	53.6

Net income	$56.6	$44.1	28.3%	$138.7	$96.2	44.2%

Net income per common share(1):
Basic	$0.41	$0.40	2.5%	$1.03	$0.86	19.8%

Diluted	$0.41	$0.40	2.5%	$1.03	$0.86	19.8%

Weighted-average common shares outstanding:
Basic	137.140	111.622	*	135.082	111.622	*

Diluted	137.145	111.624	*	135.096	111.623	*

Non-GAAP Financial Measures(2):
Adjusted operating income	$43.8	$37.7	16.2%	$127.2	$115.2	10.4%

Reconciliation to net income:
Net income	$56.6	$44.1	28.3	$138.7	$96.2	44.2
Less: Net realized investment gains (losses) (net of taxes of $7.0, $4.0, $5.9 and $(10.1))	13.0	7.3	78.1	10.9	(18.9)	*
Add: Net investment gains (losses) on FIA options (net of taxes of $0.1, $0.5, $(0.3) and $0.1)	0.2	0.9	(77.8)	(0.6)	0.1	*

Adjusted operating income	$43.8	$37.7	16.2%	$127.2	$115.2	10.4%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	For further information on the calculation of basic and diluted net income per common share, see Note 3 to the accompanying unaudited interim financial statements.

(2)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see “— Use of non-GAAP Financial Measures” above.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Summary of Results
          Net income increased $12.5 as a result of an increase in adjusted operating income and higher net realized investment gains in the current quarter, versus the same period in the prior year. Adjusted operating income increased $6.1, primarily driven by our interest spread on increased account values in our Retirement Services segment. In addition, an increased interest spread in our Income Annuities segment and an improved loss ratio in our Group segment also contributed to higher adjusted operating income. This was slightly offset by a decline in our Individual segment as there was a decrease in our BOLI return on assets (ROA).
          Net realized investment gains increased $8.7, to $20.0 from $11.3. This was primarily driven by a $13.9 reduction in impairments, partially offset by reduced gains from our equity portfolio, which produced gains of $15.2 in the third quarter of 2010 compared to $21.6 for the same period of 2009, a $6.4 reduction. The S&P 500 increased 10.7% in the third quarter of 2010 as compared to 15.0% in the same quarter prior year. For further discussion of our investment results and portfolio, refer to “— Investments” below.
          The provision for income taxes increased $8.5 primarily due to higher income from operations before income taxes during the three months ended September 30, 2010, compared to the same period in 2009.
          Further discussion of adjusted operating income drivers described above:
          Our Group segment’s loss ratio improved to 66.5% for the three months ended September 30, 2010 compared to 67.3% for the same period in 2009. This was mostly due to an improved loss ratio on our limited benefit medical product. Offsetting the improved loss ratio was lower profits from our managing general underwriting services.
          Our Retirement Services segment’s investment margin (net investment income less interest credited) increased $10.3 as a result of a $1.3 billion increase in our fixed annuity account values. Strong sales of fixed deferred annuity products over the past year drove the increased account values. Partially offsetting this was a $2.8 increase in DAC amortization on a growing DAC balance.
          Our Income Annuities segment’s interest spread on reserves increased to 0.59% for the three months ended September 30, 2010 compared to 0.48% for the same period in 2009, increasing pre-tax adjusted operating income $1.5. This was driven by lower average daily cash balances and the company’s strategy to increase originations of commercial mortgage loans.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Summary of Results
          Net income increased $42.5 as a result of an increase in adjusted operating income and net realized investment gains for the nine months ended September 30, 2010, versus losses during the same period in 2009. Adjusted operating income increased $12.0, which was primarily due to a $32.9 increase in the investment margin in our Retirement Services segment, an increase in the universal life (UL) margin in our Individual segment, and improvement in our Group segment’s loss ratio. The loss ratio, improved to 66.4% for the nine months ended September 30, 2010, compared to 67.8% for the same period in 2009. These favorable drivers were partially offset by mortality losses and a decrease in the interest spread on reserves in our Income Annuities segment, a decrease in BOLI ROA in our Individual segment, and decreased gains on our private equity and hedge fund investments in our Other segment.
          Net realized investment gains (losses) increased $45.8, to a $16.8 gain from a $(29.0) loss. This was primarily driven by a reduction in impairments, which were $14.7 for the nine months ended September 30, 2010, versus $73.7 for the same period in 2009, an improvement of $59.0. Partially offsetting the improvement in impairments was a reduction in gains from our equity portfolio, which produced gains of $14.0 for the nine months ended September 30, 2010, versus $25.9 for the same period in 2009, a decrease of $11.9. The S&P 500 increased 2.3% for the nine months ended September 30, 2010 compared to 17.0% for the same period in 2009. For further discussion of our investment results and portfolio refer to “— Investments” below.
          The provision for income taxes increased $21.1 primarily due to higher income from operations before income taxes during the nine months ended September 30, 2010, compared to the same period in 2009. Our effective tax rate was 30.4% and 29.0%, for the nine months ended September 30, 2010 and 2009, respectively.

          Further discussion of adjusted operating income drivers described above:
          Our Group segment’s loss ratio improved to 66.4% for the nine months ended September 30, 2010 from 67.8% for the same period in 2009, which was driven by pricing increases on policies issued in 2010 and improved limited benefit medical underwriting results.
          Our Retirement Services segment’s investment margin increased $32.9 on an increase in our fixed account values of $1.3 billion, and an increase in interest spreads. Spreads improved as we reduced our average daily cash balances to improve yields and lowered crediting rates due to the low interest rate environment. Partially offsetting the increase in the investment margin was a $13.3 increase in DAC amortization on a growing DAC balance.
          Our Income Annuities segment’s interest spread on reserves decreased to 0.50% for the nine months ended September 30, 2010 compared to 0.56% for the same period in 2009, which decreased pre-tax adjusted operating income $3.3. This was driven by lower investment yields due to changes in prepayment speeds on mortgage-backed securities and the negative impacts of prepayments and maturities leading to reinvestment in lower yielding assets. In addition, we experienced mortality losses of $2.0 in the first nine months of 2010, compared to mortality gains of $3.8 for the same period of 2009.
          Our Individual segment’s UL margin increased $7.0. This was driven primarily by the first quarter 2010 bonus interest reserve release and decreased amortization of deferred acquisition costs as the credited interest rate on one of our universal life products is being adjusted downward to the guaranteed minimum over the next six months. This was partially offset by a decrease in the BOLI ROA driven by a decrease in the PGAAP reserve amortization, and an increase in BOLI claims.
Segment Operating Results
          The results of operations and selected operating metrics for our five segments (Group, Retirement Services, Income Annuities, Individual and Other) for the three and nine months ended September 30, 2010 and 2009 are set forth in the following respective sections.
Group
          The following table sets forth the results of operations relating to our Group segment:

	Three Months Ended		QTD	Nine Months Ended		YTD
	September 30,		Variance (%)	September 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Premiums	$109.9	$106.5	3.2%	$324.5	$324.1	0.1%
Net investment income	4.7	4.5	4.4	14.1	13.3	6.0
Policy fees, contract charges, and other	2.7	4.2	(35.7)	8.6	12.7	(32.3)

Total operating revenues	117.3	115.2	1.8	347.2	350.1	(0.8)

Benefits and expenses:
Policyholder benefits and claims	73.1	71.7	2.0	215.5	219.9	(2.0)
Other underwriting and operating expenses	25.4	25.6	(0.8)	75.1	79.7	(5.8)
Amortization of deferred policy acquisition costs	2.1	1.9	10.5	6.0	5.8	3.4

Total benefits and expenses	100.6	99.2	1.4	296.6	305.4	(2.9)

Segment pre-tax adjusted operating income	$16.7	$16.0	4.4%	$50.6	$44.7	13.2%

          The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Group loss ratio(1)	66.5%	67.3%	66.4%	67.8%
Expense ratio(2)	24.0%	23.9%	24.2%	24.2%

Combined ratio(3)	90.5%	91.2%	90.6%	92.0%

Medical stop-loss — loss ratio(4)	68.7%	68.7%	68.1%	69.4%
Total sales(5)	$18.4	$27.1	$80.4	$77.9

(1)	Group loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $0.7, primarily the result of an improved loss ratio. For third quarter 2010, the loss ratio was 66.5%, down from 67.3% for the same period in 2009, which was driven by an improved loss ratio on our limited benefit medical product. The loss ratio for the medical stop-loss business remained flat on slightly higher premiums compared with third quarter 2009. Our medical stop-loss business results were affected by one large unprofitable case, scheduled to terminate in the fourth quarter, with an estimated loss ratio in excess of 95%. Without this case, the third quarter 2010 group loss ratio would have been 65.3% and the medical stop-loss — loss ratio would have been 67.5%.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Policy fees, contract charges, and other decreased $1.5 primarily due to a reduction in revenue from our third party administrator, which was sold in the third quarter of 2009. This reduction in revenue was fully offset by a corresponding reduction in operating expenses as noted below. In addition, fee revenue from our managing general underwriting services declined $0.7 as higher claims experience led to lower profit sharing revenue.
     Benefits and Expenses
          The slight reduction in other underwriting and operating expenses was primarily the result of the sale of our third party administrator, as noted above.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $5.9 as a result of an improved loss ratio. We experienced an overall decrease in the number and severity of medical stop-loss claims, as well as strong underwriting results on our limited benefit medical product. For the nine months ended September 30, 2010, the loss ratio was 66.4%, down from 67.8% for the same period in 2009.

          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Policy fees, contract charges, and other decreased $4.1 primarily due to a reduction in revenue from our third party administrator, which was sold in the third quarter of 2009. This reduction in revenue was fully offset by a corresponding reduction in operating expenses.
     Benefits and Expenses
          The $4.6 decrease in other underwriting and operating expenses was the result of the sale of our third party administrator, described above.
Retirement Services
          The following table sets forth the results of operations relating to our Retirement Services segment:

	Three Months Ended		QTD	Nine Months Ended		YTD
	September 30,		Variance (%)	September 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$119.0	$103.5	15.0%	$342.1	$281.8	21.4%
Policy fees, contract charges, and other	4.7	4.6	2.2	14.3	12.4	15.3
Net investment gains (losses) on FIA options	0.3	1.4	(78.6)	(0.9)	0.2	*

Total operating revenues	124.0	109.5	13.2	355.5	294.4	20.8

Benefits and expenses:
Policyholder benefits and claims	(0.5)	(1.3)	61.5	0.2	(2.2)	*
Interest credited	75.7	70.5	7.4	214.6	187.2	14.6
Other underwriting and operating expenses	13.0	13.6	(4.4)	40.2	41.3	(2.7)
Amortization of deferred policy acquisition costs	13.3	10.5	26.7	40.1	26.8	49.6

Total benefits and expenses	101.5	93.3	8.8	295.1	253.1	16.6

Segment pre-tax adjusted operating income	$22.5	$16.2	38.9%	$60.4	$41.3	46.2%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Retirement Services segment as of, or for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Account values — Fixed annuities	$8,805.6	$7,464.1
Account values — Variable annuities	742.6	736.9
Interest spread on average account values(1)	1.85%	1.90%	1.89%	1.81%
Total sales(2)	$286.4	$486.9	$1,287.8	$1,966.5

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees.

(2)	Total sales represent deposits for new policies.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $6.3. This was driven by a $10.3 increase in the investment margin from record high account values driven by strong sales in 2009 and 2010, and carrying lower average daily cash balances. In addition, the margin on our FIA product increased $3.1 as a result of a lower interest credited, consistent with the smaller growth in the S&P 500 index during the third quarter 2010 compared to the prior year. This was partially offset by a $2.8 increase in DAC amortization on a growing DAC balance.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income increased $15.5, which was driven by a $1.3 billion increase in average invested assets from increased fixed annuities account values. Net investment gains on FIA options decreased $1.1 to $0.3 in the third quarter of 2010 compared to $1.4 for the same period in 2009. The S&P 500 index increased 10.7% in the third quarter of 2010, as compared to a 15.0% increase in the third quarter of 2009. Average daily cash balances decreased $220.0 to $54.4 for the third quarter of 2010 compared to $274.4 for the same period in 2009.
     Benefits and Expenses
          Interest credited increased $5.2, which is primarily due to a $1.3 billion increase in fixed annuities account values over the year. This was partially offset by a $4.1 decrease in FIA interest credited as the S&P 500 index increased less in the third quarter of 2010 as compared to the same period in 2009.
          Amortization of DAC increased $2.8, which was primarily driven by a growing block of business and corresponding growth in our DAC asset.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $19.1 driven by a $32.9 increase in the investment margin from a higher interest spread on record high account values. This was partially offset by a $13.3 increase in DAC amortization.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income increased $60.3, which was driven by a $1.5 billion increase in average invested assets from increased fixed annuities account values. Further growth of net investment income was limited in 2009 and the first half of 2010 as sales during a tight credit market have resulted in us carrying higher levels of cash than during normal economic periods, which earn lower yields. We began investing in treasury securities in second quarter 2010, as a strategy to help reduce cash levels and increase yields.
     Benefits and Expenses
          Interest credited increased $27.4 primarily due to a $1.3 billion increase in fixed account values driven by strong sales of fixed deferred annuity products in 2009 and 2010.
          Amortization of DAC increased $13.3, which was primarily driven by a growing block of business and corresponding growth in our DAC asset.

Income Annuities
          The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended		QTD	Nine Months Ended		YTD
	September 30,		Variance (%)	September 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$105.6	$104.7	0.9%	$314.3	$318.1	(1.2)%
Policy fees, contract charges, and other	0.1	0.1	—	0.5	0.4	25.0

Total operating revenues	105.7	104.8	0.9	314.8	318.5	(1.2)

Benefits and expenses:
Interest credited	90.1	90.7	(0.7)	275.0	268.7	2.3
Other underwriting and operating expenses	5.5	5.4	1.9	16.0	15.6	2.6
Amortization of deferred policy acquisition costs	0.6	0.4	50.0	1.5	1.2	25.0

Total benefits and expenses	96.2	96.5	(0.3)	292.5	285.5	2.5

Segment pre-tax adjusted operating income	$9.5	$8.3	14.5%	$22.3	$33.0	(32.4)%

          The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reserves(1)	$6,676.8	$6,722.7
Interest spread on reserves(2)	0.59%	0.48%	0.50%	0.56%
Mortality gains (losses)(3)	$(0.1)	$—	$(2.0)	$3.8
Prepayment speed adjustment on mortgage-backed securities(4)	0.1	—	(0.2)	2.5
Total sales(5)	58.0	70.7	192.1	168.0

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Mortality gains (losses) represent the difference between actual and expected reserves released on death of our life contingent annuities.

(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.

(5)	Sales represent deposits for new policies.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $1.2 due to a higher interest spread on slightly lower reserves. To help combat the low interest rate environment, we continued to be very diligent in our product pricing and also focused on improving our yield by increasing mortgage loan originations, generating attractive yields. Reserves, while relatively stable, fell slightly as benefit payments exceeded deposits and interest credited.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

     Operating Revenues
          Net investment income increased $0.9 primarily driven by an improvement in our return on invested assets. Investment yields increased to 6.09% from 6.00%, which was primarily due to increased investments in commercial mortgages, increased fees associated with early redemptions on fixed maturities, and lower average daily cash balances.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income decreased $10.7 primarily due to mortality losses of $2.0 for the nine months ended September 30, 2010 compared to gains of $3.8 for the same period in 2009. Also contributing to the decrease was a lower interest spread driven by changes in prepayment speeds on mortgage-backed securities and the negative impacts of prepayments and maturities leading to reinvestment in lower yielding assets, and a $2.5 decrease in gains from funding services’ activities.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Operating Revenues
          Net investment income decreased $3.8 primarily driven by a reduction in our return on invested assets. Yields decreased to 6.03% from 6.07%, which was primarily the result of changes in payment speeds on mortgage-backed securities, the negative impacts of prepayments and the reinvestment of prepayments in lower yielding assets. These reductions in the yield were partially offset by returns on our growing portfolio of mortgage loans, which offer more attractive yields.
     Benefits and Expenses
          Interest credited increased $6.3 primarily driven by a $5.8 fluctuation in our mortality experience as we experienced unusually high mortality gains of $3.8 in the first nine months of 2009 versus mortality losses of $2.0 in the first nine months of 2010. The gains from the first quarter of 2009 were the highest quarterly mortality gains we experienced over the past five years.
Individual
          The following table sets forth the results of operations relating to our Individual segment:

	Three Months Ended		QTD	Nine Months Ended		YTD
	September 30,		Variance (%)	September 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Premiums	$10.3	$10.1	2.0%	$30.2	$28.8	4.9%
Net investment income	67.5	66.9	0.9	201.9	198.0	2.0
Policy fees, contract charges, and other	29.6	28.5	3.9	88.5	87.1	1.6

Total operating revenues	107.4	105.5	1.8	320.6	313.9	2.1

Benefits and expenses:
Policyholder benefits and claims	12.8	15.2	(15.8)	39.2	44.4	(11.7)
Interest credited	63.1	60.0	5.2	180.7	175.7	2.8
Other underwriting and operating expenses	14.2	13.4	6.0	40.3	39.6	1.8
Amortization of deferred policy acquisition costs	2.0	1.0	*	2.8	2.6	7.7

Total benefits and expenses	92.1	89.6	2.8	263.0	262.3	0.3

Segment pre-tax adjusted operating income	$15.3	$15.9	(3.8)%	$57.6	$51.6	11.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

          The following table sets forth selected historical operating metrics relating to our Individual segment as of, or for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Insurance in force(1)	$49,792.9	$50,215.6
Mortality ratio(2)	71.1%	72.7%	77.9%	77.9%
BOLI account value(3)	$3,969.7	$3,754.9
UL account value(3)	596.9	584.8
BOLI ROA(4)	0.92%	1.09%	1.09%	1.23%
UL interest spread(5)	1.57%	1.27%	1.49%	1.24%
Total sales, excluding BOLI(6)	$2.6	$2.9	$7.8	$7.8
BOLI sales(7)	7.5	—	10.2	2.5

(1)	Insurance in force represents dollar face amounts of policies.

(2)	Mortality ratio represents actual mortality experience (excluding BOLI) as a percentage of industry mortality ratio benchmark. This benchmark is an expected level of claims derived by applying our current in force business to the Society of Actuaries 1990-95 Basic Select and Ultimate Mortality Table.

(3)	BOLI account value and UL account value represent our liability to our policyholders.

(4)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

(5)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The 2010 year-to-date third quarter credited rate to policyholders has been adjusted to exclude a reserve adjustment related to a persistency bonus. Without this adjustment, the 2010 year-to-date third quarter the UL interest spread would have been 2.83%.

(6)	Total sales, excluding BOLI represents annualized first year premiums, and 10% of single premium new deposits.

(7)	BOLI sales represent 10% of new BOLI total deposits.
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income decreased $0.6, primarily due to a $1.2 decrease attributed to the reduction in the BOLI ROA, driven by increased claims and a decrease in the benefit related to the PGAAP reserve amortization, and a $1.0 increase in DAC amortization. These were partially offset by a $0.9 reduction in claims, excluding BOLI, mainly on our Term products.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Benefits and Expenses
          Policyholder benefits and claims decreased $2.4 driven by the reduction in Term claims and BOLI separate account claims, offset by increased BOLI general account claims. Decreased BOLI separate account claims were offset by increased interest credited.
          The $1.0 increase in DAC amortization was the result of unlocking of $0.4 during the current quarter and increased amortization on a higher DAC balance.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Summary of Results
          Segment pre-tax adjusted operating income increased $6.0 primarily due to a $7.0 increase in the gross margin on our UL products, partially offset by a decrease attributed to the reduction in the BOLI ROA. The increase in the UL gross margin was related to a 2010 first quarter credited rate reduction, discussed in further detail below.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
     Benefits and Expenses
          Due to the continued low interest rate environment, the credited interest rate on a universal life product is being adjusted downward to the guaranteed minimum rate. For these policies, bonus interest is not earned if the credited rate is equal to the guaranteed minimum. As a result, during the first quarter of 2010, we released bonus interest reserves recorded in policyholder benefits and claims, which was reflected in the increase in UL gross margin. This was partially offset by a decrease in the BOLI ROA, which was driven by a $3.6 decrease in the benefit related to PGAAP reserve amortization and increased BOLI claims. We experienced higher surrenders of policies with associated PGAAP reserves in 2009 compared to 2010.
Other
          The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended		QTD	Nine Months Ended		YTD
	September 30,		Variance (%)	September 30,		Variance (%)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Operating revenues:
Net investment income	$7.6	$4.0	90.0%	$16.0	$18.2	(12.1)%
Policy fees, contract charges, and other	3.8	2.8	35.7	11.3	7.9	43.0

Total operating revenues	11.4	6.8	67.6	27.3	26.1	4.6

Benefits and expenses:
Interest credited	(1.1)	(0.7)	(57.1)	(2.5)	(2.4)	(4.2)
Other underwriting and operating expenses	5.0	3.7	35.1	15.3	10.5	45.7
Interest expense	8.0	7.9	1.3	23.9	23.8	0.4

Total benefits and expenses	11.9	10.9	9.2	36.7	31.9	15.0

Segment pre-tax adjusted operating loss	$(0.5)	$(4.1)	87.8%	$(9.4)	$(5.8)	(62.1)%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Summary of Results
          Our Other segment reported pre-tax adjusted operating losses of $0.5 for the third quarter of 2010 compared with losses of $4.1 for the same period in 2009. This was due primarily to an increase in investment income from increased average invested assets, primarily from the IPO proceeds. In addition, income from our private equity and hedge funds increased to $2.1 for the third quarter 2010 compared to $1.3 for 2009. Contributing to the current period loss was stock compensation expenses of $0.5 and charges totaling $0.3 related to senior management transitions.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Summary of Results
          Our Other segment reported pre-tax adjusted operating losses of $9.4 and $5.8, for the nine months ended September 30, 2010 and 2009, respectively. This was due to a $6.0 decrease in private equity and hedge funds income, as our investment in these funds were substantially liquidated, primarily in the second half of 2009. This decrease was partially offset by a $3.8 increase in investment income mainly from increased average invested assets, primarily the IPO proceeds. Also contributing to the current period loss were charges totaling $1.6 related to transition expenses in connection with our CEO and other senior management positions.
Investments
          Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and to produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for credit risk. Our investment portfolio mix as of September 30, 2010, was largely comprised of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (which includes affordable housing, private equity and hedge funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.
          The following table presents the composition of our investment portfolio:

	As of September 30, 2010		As of December 31, 2009
Types of Investments	Amount	% of Total	Amount	% of Total
Fixed maturities, available-for-sale:
Public	$20,552.2	87.8%	$17,693.0	87.7%
Private	897.9	3.8	901.3	4.5
Marketable equity securities, available-for-sale(1)	45.4	0.2	36.7	0.2
Marketable equity securities, trading(2)	158.8	0.7	154.1	0.7
Mortgage loans, net	1,493.4	6.4	1,199.6	5.9
Policy loans	71.7	0.3	73.9	0.4
Investments in limited partnerships(3)
Private equity and hedge funds	38.5	0.2	24.7	0.1
Affordable housing projects	130.6	0.5	85.5	0.4
Other invested assets	12.0	0.1	12.2	0.1

Total	$23,400.5	100.0%	$20,181.0	100.0%

(1)	Amount primarily represents non-redeemable preferred stock.

(2)	Amount represents investments in common stock.

(3)	Investments in private equity and hedge funds are carried at fair value, while our investments in affordable housing projects and state tax credits are carried at amortized cost. In 2009, we submitted liquidation notices to all of our hedge fund partnerships. As of September 30, 2010, our remaining investment in hedge funds was $3.7.
          The increase in invested assets during the first nine months of 2010 is primarily due to a net increase in the fair value of our fixed maturities, and portfolio growth generated by sales of fixed deferred annuities and net proceeds from our IPO. As of September 30, 2010, the fair value of our fixed maturities increased $1,513.1 from a $40.6 net unrealized gain as of December 31, 2009 to a $1,553.7 net unrealized gain as of September 30, 2010. Despite the year to date 2010 improvements in the equity markets, we continued to see treasury yields decline; a slight widening of fixed income spreads to partially offset the decline in treasury yields; and sporadic new bond issuances in 2010.

Investment Returns
     Net Investment Income
          Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.70%	$282.0	5.90%	$267.0
Marketable equity securities, available-for-sale	4.43	0.6	4.41	0.6
Marketable equity securities, trading	1.92	0.7	1.70	0.7
Mortgage loans, net	6.53	23.2	6.40	17.2
Policy loans	5.99	1.1	6.16	1.1
Investments in limited partnerships:
Private equity and hedge funds	22.93	2.1	9.50	1.3
Affordable housing(2)	(6.21)	(2.4)	(7.79)	(2.2)
Other income producing assets(3)	2.22	1.8	2.01	2.8

Gross investment income before investment expenses	5.62	309.1	5.72	288.5
Investment expenses	(0.09)	(4.7)	(0.10)	(4.9)

Net investment income	5.53%	$304.4	5.62%	$283.6

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting overall impact to net income was $1.0 and $0.9 for the three months ended September 30, 2010 and 2009, respectively.

(3)	Other income producing assets includes income from other invested assets, short-term investments and cash and cash equivalents.
          For the three months ended September 30, 2010, net investment income increased 7.3% compared to the same period in 2009, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2009 and 2010. In addition, income from mortgage loans increased as we continue to grow our mortgage loan portfolio. These increases were partially offset by a decrease in net investment yields, which decreased to 5.53% in 2010 from 5.62% in 2009. The reduction in yields is the effect of the low interest rate environment — we have experienced lower yields on recent purchases of fixed maturities, and negative impacts from prepayments of mortgage-backed securities. Included in these negative impacts were the reinvestment of the funds at lower yields and the write-off of unamortized fixed maturities’ premium.
          For the three months ended September 30, 2010, and 2009 the Company had average daily cash balances of $224.2 and $530.6, respectively. The decrease in average daily cash balances is primarily attributable to a slight improvement in the credit markets, and investing in treasury securities as we continue to look for high quality, higher yielding investments.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Yield(1)	Amount	Yield(1)	Amount
		(Dollars in millions)
Types of Investments
Fixed maturities, available-for-sale	5.75%	$833.4	5.93%	$781.4
Marketable equity securities, available-for-sale	5.77	2.3	5.76	2.3
Marketable equity securities, trading	1.88	2.2	1.61	1.9
Mortgage loans, net	6.39	62.9	6.34	49.3
Policy loans	5.97	3.3	5.91	3.3
Investments in limited partnerships:
Private equity and hedge funds	10.73	2.6	17.87	8.6
Affordable housing(2)	(6.58)	(6.7)	(8.65)	(6.9)
Other income producing assets(3)	1.21	3.6	1.00	4.0

Gross investment income before investment expenses	5.61	903.6	5.74	843.9
Investment expenses	(0.10)	(15.2)	(0.10)	(14.5)

Net investment income	5.51%	$888.4	5.64%	$829.4

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $3.8 and $2.7 for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Other income producing assets includes income from other invested assets, short-term investments and cash and cash equivalents.
          For the nine months ended September 30, 2010, net investment income increased 7.1% compared to the same period in 2009, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2009 and 2010 and increased assets related to our IPO proceeds. In addition, income from mortgage loans increased as we continue to grow our mortgage loan portfolio. These were partially offset by a decrease in net investment yields, which decreased to 5.51% in 2010 from 5.64% in 2009. The reduction in yields is the effect of the low interest rate environment — we have experienced lower yields on recent purchases of fixed maturities, and negative impacts from prepayments of mortgage-backed securities. Included in these negative impacts were the reinvestment of the funds at lower yields and the write-off of unamortized fixed maturities’ premium. In addition, investment income decreased due to a $6.0 decrease in private equity and hedge funds income, with gains of $2.6 compared to $8.6 for the nine months ended September 30, 2010 and 2009, respectively, primarily the result of the decrease in hedge fund assets which were primarily liquidated in the second half of 2009.
          For the nine months ended September 30, 2010 and 2009, the Company had average daily cash balances of $297.4 and $470.8, respectively. The decrease in average daily cash balances is attributable to investing in U.S. treasury securities.
     Net Realized Investment Gains (Losses)
          In the third quarter 2010, equity markets rebounded which led to net gains on our trading securities for the quarter, but remained below prior period levels for 2009, as illustrated in the following table. Our portfolio produced total net realized gains for the nine months ended September 30, 2010 as compared to losses for the same period in 2009, primarily due to a significant reduction in impairments.

          The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross realized gains on sales of fixed maturities	$6.6	$10.7	$24.0	$17.0
Gross realized losses on sales of fixed maturities	(2.1)	(12.7)	(3.4)	(14.9)

Impairments:
Public fixed maturities(1)	(0.5)	(14.7)	(4.3)	(42.6)
Private fixed maturities	(2.1)	(0.8)	(7.2)	(4.9)

Total credit-related	(2.6)	(15.5)	(11.5)	(47.5)
Other	(0.9)	(1.9)	(3.2)	(26.2)

Total impairments	(3.5)	(17.4)	(14.7)	(73.7)

Net gains on trading securities	15.2	21.6	14.0	25.9

Other net investment gains (losses)(2):
Other gross gains	6.0	10.1	14.4	25.2
Other gross losses	(2.2)	(1.0)	(17.5)	(8.5)

Net realized investment gains (losses) before taxes	$20.0	$11.3	$16.8	$(29.0)

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.
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
          Impairments for the three months ended September 30, 2010 and 2009 were $3.5 and $17.4, respectively. This decrease was primarily attributable to reduced credit concerns as credit-related impairments decreased $12.9. Impairments for the nine months ended September 30, 2010 and 2009 were $14.7 and $73.7, respectively. This decrease was largely due to improved bond markets and reduced credit concerns as credit-related impairments decreased $36.0. For those issuers in which we recorded an impairment, we had remaining holdings with an amortized cost of $261.8 and a fair value of $258.5 as of September 30, 2010.
     Fixed Maturity Securities
     Fixed maturities represented approximately 92% of invested assets as of both September 30, 2010 and December 31, 2009. As of September 30, 2010, publicly traded and privately placed fixed maturities represented 95.8% and 4.2%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.
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

          The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of September 30, 2010			As of December 31, 2009
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
NAIC	S&P Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value
1	AAA, AA, A	$11,793.4	$12,798.7	59.7%	$10,917.3	$11,031.3	59.3%
2	BBB	7,095.0	7,681.7	35.8	6,471.3	6,530.9	35.1

	Total investment grade	18,888.4	20,480.4	95.5	17,388.6	17,562.2	94.4

3	BB	589.9	570.4	2.7	717.9	641.3	3.5
4	B	286.0	268.1	1.2	251.0	219.2	1.2
5	CCC & lower	108.6	111.0	0.5	128.0	113.5	0.6
6	In or near default	23.5	20.2	0.1	68.2	58.1	0.3

	Total below investment grade	1,008.0	969.7	4.5	1,165.1	1,032.1	5.6

Total		$19,896.4	$21,450.1	100.0%	$18,553.7	$18,594.3	100.0%

          As of September 30, 2010 and December 31, 2009, securities with an amortized cost of $829.1 and $898.2, and fair value of $899.1 and $925.8, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.
          Below investment grade securities comprised 4.5% and 5.6% of our fixed maturities portfolio as of September 30, 2010 and December 31, 2009, respectively. Most of these securities were corporate securities that were purchased while classified as below investment grade, high yield investments. We had NAIC 5 and 6 designated securities with gross unrealized losses of $11.7 as of September 30, 2010, of which $10.4, or 88.9%, related to two issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.
          Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of September 30, 2010, fixed maturities with monoline guarantees had an amortized cost of $562.4 and a fair value of $573.4, with gross unrealized losses of $11.6. As of December 31, 2009, fixed maturities with monoline guarantees had an amortized cost of $599.7 and a fair value of $559.8, with gross unrealized losses of $45.2. The majority of these securities were municipal bonds. As of September 30, 2010, $544.7, or 95.0%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

  Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
          The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of September 30, 2010
						Other-Than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate Securities:
Consumer discretionary	$1,491.1	$119.4	$(10.7)	$1,599.8	7.4%	$(2.8)
Consumer staples	1,943.8	233.2	(6.4)	2,170.6	10.1	(1.4)
Energy	652.2	74.9	(2.9)	724.2	3.4	—
Financials	2,090.2	106.0	(56.0)	2,140.2	10.0	(4.7)
Health care	1,143.4	146.1	(1.2)	1,288.3	6.0	(1.9)
Industrials	2,286.0	284.5	(4.0)	2,566.5	12.0	(0.4)
Information technology	393.1	51.8	(0.1)	444.8	2.1	—
Materials	1,197.8	96.0	(28.3)	1,265.5	5.9	(12.7)
Telecommunication services	579.2	50.4	(6.3)	623.3	2.9	(0.9)
Utilities	1,799.9	168.7	(12.5)	1,956.1	9.1	(0.4)

Total corporate securities	13,576.7	1,331.0	(128.4)	14,779.3	68.9	(25.2)
U.S. government and agencies	87.6	8.4	—	96.0	0.5	(0.1)
State and political subdivisions	468.8	12.1	(7.6)	473.3	2.2	(0.2)
Residential mortgage-backed securities:
Agency	3,170.8	204.3	(0.5)	3,374.6	15.7	—
Non-agency:
Prime	374.5	5.9	(34.4)	346.0	1.6	(30.5)
Alt-A	122.4	4.7	(7.7)	119.4	0.6	(8.6)

Total residential mortgage-backed securities	3,667.7	214.9	(42.6)	3,840.0	17.9	(39.1)
Commercial mortgage-backed securities	1,766.9	152.3	(8.2)	1,911.0	8.9	(3.6)
Other debt obligations	328.7	29.7	(7.9)	350.5	1.6	(8.5)

Total	$19,896.4	$1,748.4	$(194.7)	$21,450.1	100.0%	$(76.7)

          During the nine months ended September 30, 2010 we increased our investments in corporate securities with cash generated from sales, primarily fixed deferred annuities, and the proceeds from our IPO. We have purchased new issues of investment grade corporate securities with a focus on obtaining appropriate yields to match our policyholder liabilities while retaining quality. \
          Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of September 30, 2010 and December 31, 2009, the fair value of our ten largest corporate securities holdings was $1,301.5 and $1,138.3, or 8.8% and 9.1%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $147.7, or 1.0%, and $141.9, or 1.1%, of our investments in corporate securities, as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, we had $1.4 in direct exposure to the sovereign and local debt of Portugal, Ireland, Italy, Greece, and Spain.

	As of December 31, 2009
						Other-Than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate Securities:
Consumer discretionary	$1,083.4	$41.9	$(27.8)	$1,097.5	5.9%	$(7.9)
Consumer staples	1,686.4	84.3	(14.3)	1,756.4	9.4	(1.4)
Energy	651.4	28.3	(8.8)	670.9	3.6	—
Financials	2,109.2	39.8	(189.2)	1,959.8	10.6	(5.8)
Health care	861.1	59.1	(4.1)	916.1	4.9	(1.9)
Industrials	2,022.3	90.3	(27.5)	2,085.1	11.2	(0.9)
Information technology	357.2	27.9	(0.3)	384.8	2.1	—
Materials	1,111.7	39.1	(49.0)	1,101.8	5.9	(12.7)
Telecommunication services	572.0	20.3	(16.7)	575.6	3.1	(1.2)
Utilities	1,837.5	52.4	(46.3)	1,843.6	9.9	(0.5)
Other	8.0	0.4	—	8.4	0.1	—

Total corporate securities	12,300.2	483.8	(384.0)	12,400.0	66.7	(32.3)
U.S. government and agencies	41.6	2.4	(0.1)	43.9	0.2	(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	2.6	(1.3)
Residential mortgage-backed securities:
Agency	2,936.8	102.6	(6.7)	3,032.7	16.3	—
Non-agency:
Prime	449.8	0.6	(72.4)	378.0	2.0	(31.7)
Alt-A	145.3	2.1	(21.9)	125.5	0.7	(8.2)
Subprime	0.2	—	—	0.2	—	—

Total residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	19.0	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	9.7	(4.0)
Other debt obligations	355.8	13.1	(27.3)	341.6	1.8	(4.3)

Total	$18,553.7	$651.0	$(610.4)	$18,594.3	100.0%	$(81.9)

     Fixed Maturity Securities by Contractual Maturity Date
          As of September 30, 2010 and December 31, 2009, approximately 27% and 29% of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 26% and 27% of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of September 30, 2010 and December 31, 2009, approximately 87% and 82%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which are more sensitive to interest rate fluctuations and credit spreads.
     Residential Mortgage-Backed Securities (RMBS)
          We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS are loans to the most credit-worthy customers with high quality credit profiles.

          The following table sets forth the fair value of the Company’s investment in agency, prime, Alt-A, and subprime RMBS and the percentage of total invested assets they represent:

	As of September 30, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$3,374.6	14.4%	$3,032.7	15.0%
Non-agency:
Prime	346.0	1.5	378.0	1.9
Alt-A	119.4	0.5	125.5	0.6
Subprime	—	—	0.2	—

Subtotal non-agency	465.4	2.0	503.7	2.5

Total	$3,840.0	16.4%	$3,536.4	17.5%

          We classified certain non-agency RMBS securities as Alt-A because we view each security to have overall collateral credit quality between prime and subprime, based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios.
          The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were seven securities with a total amortized cost and fair value of $87.8 and $75.4, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while the others rated them investment grade.

	As of September 30, 2010
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
Vintage	AAA	AA	A	BBB	Below	Total	2009
2007	$—	$—	$—	$—	$47.2	$47.2	$91.0
2006	—	—	—	16.6	122.7	139.3	177.0
2005	—	9.2	10.3	58.9	40.0	118.4	113.6
2004 & prior	177.3	14.1	—	—	0.6	192.0	213.7

Total amortized cost	$177.3	$23.3	$10.3	$75.5	$210.5	$496.9	$595.3

Total unrealized losses	(0.5)	(5.9)	—	(8.5)	(16.6)	(31.5)	(91.6)

Total fair value	$176.8	$17.4	$10.3	$67.0	$193.9	$465.4	$503.7

          On a fair value basis as of September 30, 2010, our Alt-A portfolio was 86.3% fixed rate collateral and 13.7% hybrid adjustable rate mortgages, or ARM, with no exposure to option ARM mortgages. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of September 30, 2010 and December 31, 2009, respectively, $64.0, or 53.6%, and $73.9, or 58.9%, of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.
          As of September 30, 2010, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.8%, 8.5% and 9.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. As of September 30, 2010 and December 31, 2009, 59.3% and 59.6%, respectively, of the fair value of our RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

     Commercial Mortgage-Backed Securities (CMBS)
          The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of September 30, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$606.3	2.6%	$425.6	2.1%
Non-agency	1,304.7	5.6	1,363.8	6.8

Total	$1,911.0	8.2%	$1,789.4	8.9%

          There have been disruptions in the CMBS market beginning in 2009 and into 2010 due to weakness in commercial real estate market fundamentals, and previously reduced underwriting standards by some originators of commercial mortgage loans within the more recent vintage years (2006 through 2008). This has reduced market liquidity and availability of capital, increased market belief that default rates will increase, and increased spreads and the repricing of risk. However, as discussed below, the quality of our CMBS portfolio, which is predominately in the most senior tranche of the structure type, has a weighted-average estimated credit enhancement of 28.5% on the entire portfolio, as of September 30, 2010, which is significant in a deep commercial real estate downturn during which expected losses may increase substantially. As of September 30, 2010, on an amortized cost basis, 97.3% of our entire CMBS portfolio were rated AAA, 1.4% were rated AA or A, and 1.3% were rated B and below.
          The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 12 securities having a fair value of $296.9 and an amortized cost of $275.9 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of September 30, 2010
	Highest Rating Agency Rating
							As of
					BB and		December 31,
Vintage	AAA	AA	A	BBB	Below	Total	2009
2008	$47.8	$18.4	$—	$—	$—	$66.2	$66.0
2007	447.8	—	—	—	1.3	449.1	471.0
2006	136.6	—	—	—	11.3	147.9	148.0
2005	288.8	—	—	—	—	288.8	311.4
2004 & prior	227.9	—	5.5	—	10.4	243.8	391.9

Total amortized cost	$1,148.9	$18.4	$5.5	$—	$23.0	$1,195.8	$1,388.3

Total unrealized gains (losses)	115.5	(2.0)	(0.3)	—	(4.3)	108.9	(24.5)

Total fair value	$1,264.4	$16.4	$5.2	$—	$18.7	$1,304.7	$1,363.8

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
          The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of September 30, 2010
	Super Senior (Post 2004)			Other Structures (2005 and Prior)			Total AAA
							Securities at
					Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost
2008	$47.8	$—	$—	$—	$—	$—	$47.8
2007	447.8	—	—	—	—	—	447.8
2006	136.6	—	—	—	—	—	136.6
2005	136.1	31.2	—	121.5	—	—	288.8
2004 & prior	—	—	—	187.7	40.2	—	227.9

Total	$768.3	$31.2	$—	$309.2	$40.2	$—	$1,148.9

	As of December 31, 2009
							Total AAA
	Super Senior (Post 2004)			Other Structures (2005 and Prior)			Securities at
					Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost
2008	$66.0	$—	$—	$—	$—	$—	$66.0
2007	469.7	—	—	—	—	—	469.7
2006	135.7	—	—	—	—	—	135.7
2005	147.4	31.1	—	132.8	—	—	311.3
2004 & prior	—	—	—	310.6	42.1	19.4	372.1

Total	$818.8	$31.1	$—	$443.4	$42.1	$19.4	$1,354.8

     As the tables above indicate, our CMBS holdings are predominantly in the most senior tranche of the structure type. As of September 30, 2010, on an amortized cost basis, 93.8% of our AAA-rated CMBS were in the most senior tranche. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of September 30, 2010 was 29.7%.
Asset-Backed Securities
     The following table provides the amortized cost and fair value of our asset-backed securities, by underlying collateral type, as of September 30, 2010 and December 31, 2009. Our other asset-backed securities are presented as part of other debt obligations in the security sector tables above.

	As of September 30, 2010		As of December 31, 2009
Other asset-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit cards	$71.8	$81.4	$73.0	$78.5
Lease payments	68.6	71.1	71.4	67.6
Trains	29.3	34.4	30.6	32.5
Airplanes	31.0	31.9	35.5	35.5
Other	69.0	68.1	77.1	69.9

Total other asset-backed securities	$269.7	$286.9	$287.6	$284.0

Return on Equity-Like Investments
     Prospector manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. Previously, our relationship with Prospector had been through our investment advisor, White Mountains Advisors, LLC, with Prospector serving in a sub-advisory role. We entered into an investment management agreement, effective July 1, 2010, directly with Prospector under which they will continue to supervise and direct our equity and equity-like investment portfolio. The following table compares our total return to the benchmark S&P 500 Total Return Index for the three and nine months ended September 30, 2010 and 2009. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Public equity	10.3%	17.9%	10.8%	25.2%
S&P 500 Total Return Index	11.3	15.6	3.9	19.3

Difference	(1.0)%	2.3%	6.9%	5.9%

Mortgage Loans
     Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value ratios and debt-service coverage ratios based on detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A substantial majority of our loans have personal guarantees and are inspected and evaluated annually. We attempt to diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses and deferred fees and costs and includes a PGAAP adjustment; however, the tables presented below exclude these items.
Composition of Mortgage Loans
     The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations. As noted previously, we believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We are prudently increasing our investments in mortgage loans primarily in our Income Annuities and Retirement Services segments to improve our overall investment yields. We originated $354.5 of mortgage loans during the first three quarters of 2010 and expect strong originations in the fourth quarter of 2010.
     As of September 30, 2010 and December 31, 2009, 76.1% and 77.7%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.1, and $1.9, respectively. As of September 30, 2010, our highest loan balance was $13.0.
     The following table sets forth the loan-to-value ratios for our mortgage loan portfolio:

	As of September 30, 2010		As of December 31, 2009
		% of		% of
Loan-to-Value Ratio	Carrying Value	Total	Carrying Value	Total
< or = 50%	$531.3	35.4%	$484.2	40.1%
51% — 60%	291.3	19.4	348.5	28.9
61% — 70%	394.4	26.3	195.8	16.2
71% — 75%	97.7	6.5	68.2	5.6
76% — 80%	52.8	3.5	17.7	1.5
81% — 100%	100.1	6.7	85.1	7.1
> 100%	33.4	2.2	7.4	0.6

	$1,501.0	100.0%	$1,206.9	100.0%

     We use the loan-to-value and debt-service coverage ratios as our primary metrics to assess the quality of our mortgage loans. The loan-to-value ratio, which is expressed as a percentage, compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, loan-to-value ratios are calculated using independent appraisals performed by Member of the Appraisal Institute, or MAI, designated appraisers. Subsequent to the year of funding, loan-to-value ratios are updated annually using internal valuations based on property income and market capitalization rates. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio generally indicates a higher quality loan. As of September 30, 2010 and December 31, 2009, our mortgage loan portfolio had weighted-average loan-to-value ratios of 57.4% and 53.5%, respectively. The slight increase in our loan-to-value ratio is driven by a reduction in the market values of the properties, which is the result of the distressed commercial real estate market.
     For loans originated in the three and nine months ended September 30, 2010, 27.0% and 33.3%, respectively, had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 72%. For loans originated in the year ended December 31, 2009, 44.8% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 70%.
     The debt-service coverage ratio compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. Debt-service coverage ratios are calculated using the most current operating history for the collateral. As of September 30, 2010 and December 31, 2009, our mortgage loan portfolio had weighted-average debt-service coverage ratios of 1.72 and 1.75, respectively. For loans originated in the three and nine months ended September 30, 2010, 55.2% and 62.5%, respectively, had a debt-service ratio of 1.60 or more.

     The following table sets forth the carrying value of our investments in mortgage loans by geographic region:

	As of September 30, 2010		As of December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
California	$449.4	29.9%	$346.0	28.6%
Washington	259.7	17.3	222.9	18.5
Texas	150.3	10.0	125.6	10.4
Oregon	88.7	5.9	88.0	7.3
Florida	52.0	3.5	23.9	2.0
Other	500.9	33.4	400.5	33.2

Total	$1,501.0	100.0%	$1,206.9	100.0%

     The following table sets forth the carrying value of our investments in mortgage loans by property type:

	As of September 30, 2010		As of December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Shopping Centers and Retail	$634.9	42.3%	$472.9	39.2%
Office Buildings	407.7	27.2	339.2	28.1
Industrial	394.1	26.3	345.7	28.6
Multi-Family	45.4	3.0	34.9	2.9
Other	18.9	1.2	14.2	1.2

Total	$1,501.0	100.0%	$1,206.9	100.0%

Maturity Date of Mortgage Loans
     The following table sets forth our mortgage loans by contractual maturity date:

	As of September 30, 2010		As of December 31, 2009
Years to Maturity	Carrying Value	% of Total	Carrying Value	% of Total
Due in one year or less	$7.0	0.5%	$2.4	0.2%
Due after one year through five years	112.0	7.5	100.0	8.3
Due after five years through ten years	770.9	51.4	541.8	44.9
Due after ten years	611.1	40.6	562.7	46.6

Total	$1,501.0	100.0%	$1,206.9	100.0%

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
     Our total allowance for losses on mortgage loans was $7.5 and $8.2 as of September 30, 2010 and December 31, 2009, respectively. The allowance as of December 31, 2009 included a specific reserve of $2.2 related to a property we foreclosed and took possession of in the second quarter of 2010.
Investments in Limited Partnerships — Affordable Housing Investments
     We invest in tax-advantaged federal affordable housing investments through limited liability partnerships. These affordable housing investments are typically 15-year investments that provide tax credits in years one through ten. As of September 30, 2010, we were invested in nine limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. These investments are accounted for under the equity method and are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.

     Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization related to affordable housing investments, net of taxes	$(1.5)	$(1.5)	$(4.3)	$(4.5)
Affordable housing tax credits	2.5	2.4	8.1	7.2

Impact to net income	$1.0	$0.9	$3.8	$2.7

     The following table provides the future estimated impact to net income:

Estimated
Impact to Net
Income
Remainder of 2010	$1.3
2011	7.4
2012	11.0
2013 and beyond	36.2

Estimated impact to net income	$55.9

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
          We have and intend to pay quarterly cash dividends on our common stock and warrants at a rate of approximately $0.05 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.
          Over the past few years, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. During the nine months ended September 30, 2010, the economic recovery continues to be slow. The credit markets remain tight, and we continue to experience a low interest rate environment, which we expect to continue in the last quarter of 2010 and into 2011. In managing the challenging market conditions over the past couple of years, we benefited from the diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:
•	Sales for the nine months ended September 30, 2010 were solid across all distribution channels. Although below the record levels for the same period in 2009, sales continued to generate strong cash inflows on our deposit contracts (annuities and universal life policies, including BOLI).

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	The amount of accumulated other comprehensive income (loss), net of taxes, on our consolidated balance sheets increased to income of $819.4 as of September 30, 2010, from a loss of $49.7 as of December 31, 2009. The primary driver was an increase in the fair value of our available-for-sale securities, due to the bond markets showing signs of stabilization and credit spreads tightening.

•	As of September 30, 2010, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•	To support the sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our life insurance company, Symetra Life Insurance Company. As of September 30, 2010, Symetra Life Insurance Company had an estimated risk-based capital ratio of 501%.
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
          In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables. The total represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $235.8 and $247.2 as of September 30, 2010 and December 31, 2009, respectively.

	As of September 30, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,671.6	32.7%	$6,703.6	35.1%
Deferred annuities with 5-year payout provision or MVA(2)	378.6	1.9	381.0	2.0
Traditional insurance (net of reinsurance)(3)	186.7	0.9	185.8	1.0
Group health & life (net of reinsurance)(3)	106.8	0.5	97.2	0.5

Total illiquid liabilities	7,343.7	36.0	7,367.6	38.6

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,047.6	19.8	3,865.1	20.2
Deferred annuities with surrender charges of 5% or higher	5,782.6	28.4	4,788.2	25.1
Universal life with surrender charges of 5% or higher	171.4	0.8	152.5	0.8

Total somewhat liquid liabilities	10,001.6	49.0	8,805.8	46.1

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	430.1	2.1	412.4	2.2
Less than 3%	226.8	1.1	87.6	0.5
No surrender charges(5)	1,935.1	9.5	1,950.7	10.2
Universal life with surrender charges less than 5%	440.3	2.2	441.7	2.3
BOLI(6)	1.5	0.0	3.7	0.0
Traditional insurance (net of reinsurance)(6)	2.2	0.0	2.1	0.0
Group health & life (net of reinsurance)(6)	14.5	0.1	18.4	0.1

Total fully liquid liabilities	3,050.5	15.0	2,916.6	15.3

Total	$20,395.8	100.0%	$19,090.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees.

footnotes continued on following page

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

(6)	Represents reported claim liabilities.
     Liquid Assets
          Symetra’s insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, mortgage loans and marketable equity securities. Shorter-term liabilities are matched with fixed maturities that have short- and medium-terms. In addition, our insurance subsidiaries hold highly liquid, high quality, shorter-term investment securities and other liquid investment-grade fixed maturities and cash equivalents to fund anticipated operating expenses, surrenders and withdrawals.
          We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of September 30, 2010 and December 31, 2009, our insurance subsidiaries had liquid assets of $20.8 billion and $18.1 billion, respectively, and Symetra had liquid assets of $89.7 and $33.3, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $199.8 and $259.9 as of September 30, 2010 and December 31, 2009, respectively. The increase in our liquid assets was primarily the result of improved valuation of our fixed maturities, as well as sales of deferred annuities in the first nine months of 2010 and our IPO proceeds.
          We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements, including under stress scenarios.
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
     Capitalization
          Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of,	As of
	September 30, 2010	December 31, 2009
Notes payable	$449.0	$448.9
Stockholders’ equity	2,711.3	1,433.3

Total capital	$3,160.3	$1,882.2

          Our capitalization increased $1,278.1 as of September 30, 2010, as compared to December 31, 2009 due to an increase in stockholders’ equity. This increase was driven by an increase in AOCI, the net proceeds received from our IPO, and the generation of net income of $138.7. AOCI improved primarily due to improved valuation of available-for-sale fixed maturities, primarily corporate securities. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.
Dividends
          We declared and paid quarterly dividends of $0.05 per common share for a total of $13.7 to shareholders and warrant holders during the second and third quarters of 2010. On November 10, 2010 we declared a dividend of $0.05 per common share to shareholders and warrant holders of record as of November 24, 2010, for an approximate total of $6.9, to be payable on or about December 10, 2010.

Cash Flows
          The following table sets forth a summary of our consolidated cash flows for the dates indicated.

	Nine Months Ended September 30,
	2010	2009
Net cash flows provided by operating activities	$665.2	$575.4
Net cash flows used in investing activities	(1,645.0)	(1,895.5)
Net cash flows provided by financing activities	919.2	1,093.8
     Operating Activities
          Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for premiums on our group medical stop-loss and term life insurance products, income including dividends and interest on our investments, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:
          Net cash provided by operating activities for the nine months ended September 30, 2010 increased $89.8 over the same period in 2009. This increase was primarily the result of increased net investment income driven by an increase in average assets, a decline in paid commissions related to our deferred annuity products on lower sales, and a decrease in medical stop-loss paid claims.
     Investing Activities
          Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for our purchases of investments and funding of mortgage loan originations. The following discussion highlights key drivers in the level of cash flows generated from our investing activities:
          Net cash used in investing activities for the nine months ended September 30, 2010 decreased $250.5 over the same period in 2009. This decrease was primarily the result of an increase in cash received from prepayments, maturities and calls on fixed maturities, and strategic sales of fixed maturities. This was partially offset by increased cash outflows on increased originations of mortgage loans.
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
          Net cash provided by financing activities for the nine months ended September 30, 2010 decreased $174.6 over the same period in 2009. This was primarily due to a $513.7 decrease in policyholder deposits primarily related to lower sales of fixed deferred annuities. This was partially offset by IPO proceeds received during the first quarter of 2010.
Off-Balance Sheet Transactions
          We do not have off-balance sheet transactions.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2009, a description of which may be found in Part II, Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. See Item 1A — “Risk Factors” of Part II in this report for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
          We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of September 30, 2010. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and Item 1A — “Risk Factors” in Part II of our Form 10-Q for the quarters ended March 31, and June 30, 2010. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2010.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Form of Stock Option Award Agreement*

10.2	Group Short Term Disability Reinsurance Agreement dated as of January 1, 1999 (the “Short Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Short Term Agreement dated as of July 1, 2006 and Amendment No. 2 to the Short Term Agreement dated as of December 8, 2006)*

10.3	Group Long Term Disability Reinsurance Agreement dated as of January 1, 1999 (the “Long Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Long Term Agreement dated as of January 1, 2000, Amendment to the Long Term Agreement dated as of January 1, 2006, Amendment No. 3 to the Long Term Agreement dated as of July 1, 2006, Amendment No. 4 to the Long Term Agreement dated as of December 8, 2006 and Amendment No. 5 to the Long Term Agreement dated as of September 1, 2008)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION
Date: November 10, 2010	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: November 10, 2010	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer