Form 10-K
period 2010-12-31
Symetra Financial CORP
filed 2011-03-16
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $1.0 billion, based on the closing price of $12.00 per share of the Common Stock on the New York Stock Exchange on June 30, 2010.

As of March 11, 2011, the registrant has 118,532,700 common voting shares outstanding, with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required to be furnished to Part III of Form 10-K is hereby incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 11, 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2010.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

•	estimates or projections of revenues, net income, net income per share, adjusted operating income, adjusted operating income per share, market share or other financial forecasts;

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans; and

•	business and growth strategy, including prospective products, services and distribution partners.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	continued viability of certain products under various economic and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase our business costs and required capital levels;

•	the ability of Symetra’s subsidiaries to pay dividends to Symetra;

•	the ability of the new executive leadership team to successfully implement business strategies;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Item 1A—“Risk Factors” in this report.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, our business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

Our Business

We are a financial services company in the life insurance industry, headquartered in Bellevue, Washington, focused on profitable growth in select group health, retirement, life insurance and employee benefits markets. Our operations date back to 1957 and many of our agency and distribution relationships have been in place for decades.

On January 22, 2010, shares of our common stock began trading on the New York Stock Exchange, or NYSE. On January 27, 2010, we completed the initial public offering of our common stock. The offering included 25,259,510 newly issued shares of common stock sold by us and 9,700,490 existing shares of common stock sold by selling stockholders.

We nationally distribute our array of annuity and insurance products through an extensive and diversified independent distribution network. Our distributors include financial institutions, employee benefits brokers, third party administrators, specialty brokers, brokerage general agents, independent agents and advisors. We believe that our distribution network allows us to access a broad share of the consumer markets for insurance and financial services products. We currently distribute our annuity and life insurance products through approximately 17,000 independent agents, 24 key financial institutions and 4,600 independent employee benefits brokers. We continually add new distribution relationships to expand the breadth of partners offering our products.

Our Segments

We manage our business through three divisions composed of four operating segments and one non-operating segment:

Group Division

•	Group. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriting, or MGU, services.

Retirement Division

•	Deferred Annuities. We offer fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•	Income Annuities. We offer single premium immediate annuities, or SPIAs, to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement, and structured settlement annuities to fund third party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

Life Division

•	Life. We offer a wide array of individual products such as term and universal life insurance, including single premium life insurance, as well as bank-owned life insurance, or BOLI.

Other

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to our limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

See Note 21 to the Consolidated Financial Statements for financial results of our segments, including our operating revenues, for each of the last three fiscal years.

Our Strategies

We believe we are well positioned to enhance shareholder value through the pursuit of the following strategies focused on growth and diversification of our business:

Group Division:

•	Sustain our solid underwriting track record in medical stop-loss insurance. We believe we are considered a market leader in medical stop-loss because of the relatively large size of our block of business and our track-record of profitability. We plan to continue to focus on managing the loss ratio results to be within our long-term target range, while pursuing growth when the marketplace allows us to achieve our target pricing.

•	Expand our group life product to mid-sized businesses. We announced in January 2011 our initiative to significantly expand our presence in the group life marketplace by leveraging our strong relationships with employee benefit brokers to deliver an enhanced suite of group life and disability income insurance products and solutions to mid-sized businesses.

Retirement Division:

•	Drive profitable growth by selling annuities through large financial institutions and broker-dealers. We have a two-pronged approach to expanding product sales consisting of deepening our existing distribution relationships and adding new distribution partners and contract holders. We believe that we are adept at developing annuity products that align with the needs of our key distribution partners. Furthermore, by treating our distributors as clients and providing them with first-rate levels of service, we look to cultivate strong relationships, and continue expanding our national distribution network.

•	Diversifying into fixed indexed annuities and evaluating other less interest sensitive products. We intend to release a new fixed indexed annuity product in the second quarter of 2011 with distribution focused in the financial institution channel, where we have a strong presence, and the broker-dealer channel. In addition, we are exploring enhancements of our registered products as an opportunity to diversify our credit and interest rate risk. We believe these products could help expand our distribution footprint in the broker-dealer channel.

Life Division:

•	Broaden portfolio of life insurance products and expand into new distribution markets. We intend to continue to leverage our relationships with large financial institutions to sell single premium life insurance. In addition, we plan to develop new life insurance products for the brokerage general agent marketplace. We further plan to capitalize on our expertise in BOLI and expand into the company owned life insurance, or COLI, marketplace.

Corporate:

•	Effectively deploy capital to maximize long-term shareholder value. We believe our capital management strategy enables us to remain flexible and allocate capital to opportunities that offer the highest returns. Our first priority is organic growth of the Company through increased sales of existing, refreshed and new products. This involves investing in our infrastructure to support product development and other divisional strategies. As a result, we expect to carry excess capital in 2011 as we invest in our future. We expect our results to show traction from our growth initiatives in the later part of 2011. We also believe our capital levels can support an acquisition of up to approximately $400 million that would complement our growth and diversification strategies.

•	Maintain a strong balance sheet. We intend to continue to be vigilant about maintaining a strong balance sheet. We believe a strong balance sheet will allow us to continue growing our business in all economic environments. Our strategy is to maintain financial strength through conservative and disciplined risk management practices, capital efficient product design, effective asset/liability management and opportunistic market share growth in all our divisions.

•	Financial stability through a diverse mix of business. We believe that our diverse mix of businesses offers us financial stability. Given our lack of reliance on any one particular product or line of business, we are able to allocate resources to markets with the highest potential returns at any given point in time. By doing so, we are able to avoid certain markets when they are experiencing heavy competition and related pricing pressure without sacrificing our ability to grow revenues. We intend to further diversify our businesses to provide us greater financial stability and provide long-term shareholder value.

Group Division

Overview

We offer a full range of employment-based benefit products and services targeted primarily at employers, unions and public agencies with 50 to 5,000 employees. Group’s products include medical stop-loss insurance sold to employers with self-funded health plans; limited benefit medical insurance for employees not able to participate in a traditional health plan, such as part-time, seasonal and temporary workers; group life insurance, accidental death and dismemberment insurance; and disability income insurance products. We purchase reinsurance coverage to limit our exposure to losses from our group medical stop-loss, life and short-term and long-term disability income products.

We sell Group’s products through several types of distributors, including third party administrators, or TPAs, employee benefits brokers, consultants and administrative services only, or ASO, arrangements. ASOs are fully-insured carriers that offer administrative services to employer self-funded health plans and also offer our medical stop-loss insurance to those employers.

We work closely with employee benefits brokers, consultants, and employers to design benefit plans to meet the employer’s particular requirements. Our customers primarily are small and mid-size employers that require knowledgeable employee benefits brokers, consultants and insurance company representatives to understand their individual financial needs and employee profiles, and to customize benefit plans that are appropriate for them. We believe our extensive experience and expertise in group health and employee benefit markets provide us with opportunities to support close distributor relationships and to provide employers innovative and customer-centric benefit plans.

Our primary measure of profitability in the Group division is the group loss ratio. This measure indicates the portion of each dollar of premium that was used for policyholder claims. In late 2009 we took pricing actions to bring our loss ratio in line with our long-term target of 63% — 65%. During 2009 our Group division experienced a higher loss ratio of 68.3% as a result of a higher frequency of large claims in excess of $0.5 million. As a result of the pricing actions, profitability increased during 2010, resulting in a 64.9% loss ratio.

Products

Group Medical Stop-Loss

Our medical stop-loss insurance, the leading product in our Group division representing approximately 90% of premiums in 2010, is provided to employers that self-fund their employees’ health claim costs. It is designed for employers that provide a health plan to their employees and pay all claims and administrative costs. Our product helps employers manage health expenses by reimbursing specific claim amounts above a certain dollar deductible and by reimbursing aggregate claims above a total dollar threshold. In general, we retain group medical stop-loss risk up to $1.1 million per individual and reinsure the remainder with Reliastar Life Insurance Company and White Mountains Re America.

Limited Benefit Medical

Our limited benefit medical insurance is provided to employers for health coverage to employees not otherwise eligible to participate in traditional plans, such as part-time, seasonal and temporary workers. Employers have a great deal of flexibility in electing the benefits made available to employees, which helps employers manage total incurred healthcare costs.

Life Insurance, Accidental Death and Dismemberment

Our group term life insurance product provides benefits in the event of an insured employee’s (or dependent’s) death. The death benefit can be based upon an individual’s earnings or occupation, or can be fixed at a set dollar amount. Our products also include optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee as a result of accidental death or injury. We reinsure 40%—50% of our group life risk and cap our liability at $0.5 million per individual.

Disability Income Insurance

Our group long-term disability income coverage is designed to cover the risk of employee loss of income during prolonged periods of disability. Our group short-term disability income coverage provides partial replacement of an insured employee’s weekly earnings in the event of disability. Benefits can be a set dollar amount or based upon a percentage of earnings. Our short-term and long-term disability risk is currently 100% reinsured, except for the short-term disability income product sold within limited benefit medical plans, which is not reinsured.

Underwriting and Pricing

Group insurance pricing reflects the employer group’s claims experience and risk characteristics. The employer group’s claims experience is reviewed at the time the policy is issued and each renewal year thereafter, resulting in ongoing adjustments to pricing. The key pricing and underwriting criteria are medical cost trends, the employer’s selected provider network discount structure, the employer group’s demographic composition (including the age, gender and family composition of the employer group’s members), the employer’s industry, geographic location, regional economic trends, plan design and prior claims experience.

We face significant competition in this market. Our competitors include large and highly rated insurance carriers, many of which offer similar products and use similar distribution channels. The market has remained stable with little change in the number of carriers serving this market. We focus on profitability as we strive to underwrite and renew only business that meets our return targets; however, this discipline sometimes leads to a reduced market share.

Pricing in the medical stop-loss insurance market has proven to be cyclical over time. More recently the market has been reasonably disciplined based upon price increases and retention rates achieved on our recent account renewals, as well as new business sales. Our relationships with our distribution partners are the key to us selling business in this competitive environment.

Retirement Division

Deferred Annuities

Overview

Our Deferred Annuities segment offers fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement. The “fixed” or “variable” classification describes whether we or the contract holder bear the investment risk of the assets supporting the contract. This also determines the manner in which we generate earnings, either as investment spreads for fixed annuities or asset-based fees for variable annuities. We offer qualified and non-qualified annuities to individuals through financial institutions, broker-dealers, independent agents and financial advisors.

The demand for fixed annuities increased during the turbulent markets of 2008 and 2009 as consumers sought the stable return offered by our products; however, the low interest rate environment experienced in 2009 and 2010 has dampened demand as consumers were less willing to invest long term at low interest rates. We believe the demand for fixed annuity and other investment products that help consumers supplement their social security benefits with reliable retirement income will endure as consumers focus on savings and as interest rates begin to increase. We also believe that as employers continue to replace traditional pensions with defined contribution plans, we will benefit from the consumer’s decision to rollover their funds to IRAs or Roth IRAs at retirement. It is our goal to capture and hold these customers by offering products that address their evolving needs and by providing excellent service to our distribution partners and contract holders.

Products

Fixed Annuities

We offer fixed single premium and flexible premium deferred annuities that provide for a premium payment at time of issue, an accumulation period and an annuity payout period beginning at some future date. Our most popular products are our Custom and Select series that offer five- and seven-year surrender charge periods and a choice of one-, three-, five-, or seven-year initial guaranteed interest rate periods. After the initial guaranteed interest rate period, the crediting rate is subject to change at our discretion (subject to the minimum guaranteed rate) based upon competitive factors, portfolio earnings rate, prevailing market rates, product profitability and our judgement as to the impact any such change would have on our relationships with our customers and distribution partners. Our fixed annuity contracts are supported by our general account, and the accrual of interest is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contract holders retain their contracts through the surrender penalty period. After one year in the annuity contract, the contract holders may elect to take the accumulated value of the annuity and convert it to a series of future payments that are received over a selected period of time.

Our fixed annuity contracts permit the contract owners at any time during the accumulation period to withdraw all or part of the premium paid, plus the amount credited to their accounts, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 5.0% to 8.0% of the amount withdrawn, starting in the year of contract issue and decreasing to zero over a three to seven-year period. Approximately $7.2 billion, or 77.9%, of the total account value of our fixed annuities as of December 31, 2010, were subject to surrender charges.

We change the initial crediting rate for fixed deferred annuities based on market conditions. We may adjust the crediting rate annually or after the initial guaranteed interest rate expires, if applicable, for any given deposit. Most of our recently issued annuity contracts have lifetime minimum guaranteed crediting rates between 1.0% and 1.5%.

The attractiveness of our products to distributors depends on many factors. For example, many of our annuity products compete on the interest rates we credit initially and through the life of the contract. We expect to position our products to have more level interest rates through the life of the contract, which could reduce our sales volumes.

Our earnings from fixed annuities are based upon the spread between the crediting rate on our fixed annuity contracts and the returns we earn in our general account on our investment of premiums less acquisition and administrative expenses.

Variable Annuities

We offer variable annuities that allow the contract owner to make payments into a guaranteed-rate account and separate accounts divided into subaccounts that invest in underlying investment portfolios. Like a deferred fixed annuity, a deferred variable annuity has an accumulation period and a payout period. Although the fixed-rate account is credited with interest in a manner similar to a fixed deferred annuity, there is no guaranteed minimum rate of return for investments in the subaccounts, and the contract owner bears the entire risk associated with the performance of these subaccounts, subject to the guaranteed minimum death benefit, or GMDB, The majority of our GMDB risk on our individual variable annuities is reinsured. We do not currently offer guaranteed living benefits found in most of the products on the market.

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

Underwriting and Pricing

We price our products based upon our expected investment returns and our expectations for mortality, longevity and the probability that a policy or contract will remain in force from one period to the next, referred to as persistency, for the group of our contract owners as a whole. As part of pricing we take into account mortality improvements in the general population and our historical experience. Additionally, we analyze the risk profile of the product, special reserving and capital requirements, and the expected expenses we will incur.

Income Annuities

Overview

We offer retail immediate annuities that guarantee a series of payments that continue either for a certain number of years or for the remainder of an annuitant’s life. Payments can begin immediately or be deferred several years into the future. As of December 31, 2010, we had $755.5 million of reserves associated with retail immediate annuities.

The low interest rate environment during 2010 resulted in relatively flat sales of immediate annuities. Although low interest rates dampened sales in 2010, we believe that the demographic trend of greater numbers of people approaching retirement age and their corresponding need for dependable retirement income to last their entire lives will help increase sales. According to Kehrer-LIMRA, we were the third largest seller of immediate annuities through banks for the first nine months of 2010.

We also offer structured settlement annuities that provide an alternative to a lump sum settlement, generally in a personal physical injury or worker’s compensation claim. The structured settlement annuity provides scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant, or a combination of fixed and life contingent payments. These are typically purchased by property and casualty insurance companies for the benefit of an injured claimant. As of December 31, 2010, we had $5.9 billion of reserves associated with structured settlement annuities.

Products

Immediate Annuities

Immediate annuities differ from deferred annuities in that they provide for contractually guaranteed payments that typically begin within one year of issue. Generally, the immediate annuities available in the marketplace do not provide for surrender or policy loans by the contract holder. We offer a liquidity feature that allows the contract holder to periodically reduce a portion of the future payments in exchange for a present value lump sum. We also offer a feature that allows beneficiaries to convert remaining non-life contingent benefits to a lump sum after death of the annuitant. Our Freedom Income product enables the customer to pick a payment start date several years after contract purchase. We believe this product is a cost effective means of funding a future income stream.

Structured Settlements

Structured settlement annuities provide an alternative to a lump sum settlement, generally in a personal, physical injury lawsuit or worker’s compensation claim, and are typically purchased by property and casualty insurance companies for the benefit of an injured claimant. In addition to providing scheduled payments over a fixed period or for the life of the claimant, structured settlement annuities may also provide for irregularly scheduled payments to coincide with anticipated medical or other claimant needs. These settlements offer tax-advantaged, long-term financial security to the injured party and facilitate claim settlement for the property and casualty insurance carrier. Structured settlement annuities are long-term in nature, guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract. We offer funding services to payees whose financial circumstances may have changed from the time they originally received a structured settlement. Our funding services provide an immediate lump sum payment to replace future benefit payments or allow payees to re-structure a portion of their benefit stream to assure that the timing of benefit payments meets their current needs. We believe that this service has been well received by our clients and the courts.

Our current financial strength ratings limit our ability to offer structured settlement annuities. If our principal life insurance company subsidiary, Symetra Life Insurance Company, receives an upgrade of its financial strength ratings from “A” (Excellent) to “A+” (Superior) from A.M. Best, courts and defendants will be more willing to approve structured settlement contract arrangements from us. Improving this rating will allow us to participate fully in this market.

Underwriting and Pricing

We price immediate and structured settlement annuities using industry produced annuity mortality information, our mortality experience and assumptions regarding continued improvement in annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter. Our structured settlement and immediate annuities with life contingencies can be underwritten in our medical department by medical doctors and other trained medical personnel. If our medical department determines the annuitant has a shorter or longer than standard life expectancy, we can adjust our pricing to reflect that information.

Our earnings from immediate and structured settlement annuities are driven by the spread on our investment of premiums versus the interest rate we used to determine the amount of income payments a client receives at the time they purchase their annuity, less acquisition and administrative expenses. Earnings also increase or decrease on the products that contain life contingent payments depending upon our mortality experience.

Life Division

Overview

Life insurance provides protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. Our principal individual life insurance product is term life, which provides life insurance coverage with guaranteed level premiums for a specified period of time with little or no buildup of cash value that is payable upon lapse of the coverage. Universal life insurance products including our single premium life product also provide an efficient way for assets to be transferred to heirs. Our universal life insurance products are designed to provide protection for the entire life of the insured and may include a buildup of cash value that can be used to meet the policyholder’s financial needs during the policyholder’s lifetime. We also sell BOLI to financial institutions seeking a fixed yield investment that efficiently matches future employee benefit liabilities.

We offer our life insurance products primarily through the following distribution channels: financial institutions, brokerage general agents, independent agents, financial advisors, and through specialty agents for BOLI. We believe there are opportunities to expand our sales through each of these distribution channels.

Products

Term Life Insurance

Our term life insurance policies provide a death benefit if the insured dies while the coverage is in force. Term life policies have little to no cash value buildup and therefore rarely have a payment due if a policyholder decides to lapse the policy. As of December 31, 2010, we had $181.1 million of reserves associated with our term life and other traditional life products.

Our primary term life insurance products have guaranteed level premiums for initial terms of 10, 15, 20 or 30 years. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue under the current policy by paying the increased premiums without demonstrating insurability, or qualifying for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age or the policyholder ceases to make premium payments or otherwise terminates the policy, including potentially converting to a permanent plan of insurance.

We design and price our term insurance to limit the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as XXX deficiency reserves. We had $8.2 million of XXX deficiency reserves as of December 31, 2010.

Universal Life Insurance

Our universal life insurance policies provide policyholders with lifetime death benefit coverage, the ability to accumulate assets on a flexible, tax-deferred basis and the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Our universal life products also allow policyholders to adjust the timing and amount of premium payments. We also offer a single premium universal life plan through financial institutions. Its purpose is wealth transfer for clients between the ages of 60 and 80. We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance charges, or COI, which generally increase from year to year as the insured ages. Our universal life insurance policies accumulate cash value that we pay to the insured when the policy lapses or is surrendered. Most of our universal life policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2010, we had $708.8 million of account values associated with our universal life products.

We credit interest on policyholder account balances at a rate determined by us, but not less than a contractually guaranteed minimum. Our in force universal life insurance policies generally have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy.

We design and price our universal life insurance products to limit the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as AXXX deficiency reserves. We had $17.6 million of AXXX deficiency reserves as of December 31, 2010. Our product pricing is not dependent on securitization of AXXX deficiency reserves.

Bank-Owned Life Insurance (BOLI)

Our life insurance business also includes $4.4 billion of direct BOLI account values. BOLI is life insurance purchased by a bank to insure the lives of bank employees, usually officers and other highly compensated employees. BOLI policies are commonly used by banks to fund employee pension plans and benefit plans. Many financial institutions have purchased BOLI as a tax-advantaged asset to back employee benefit liabilities. Our fixed rate BOLI product is a highly stable, low-risk investment that offers an annual pre-tax equivalent return that is generally higher than traditional investments.

Underwriting and Pricing

We believe our rigorous underwriting and pricing practices are significant drivers of the consistent profitability of our life insurance business. Our fully underwritten term life insurance is 50% to 90% reinsured, which limits mortality risk retained by us. However, in 2011 we plan to reevaluate some of our reinsurance agreements and potentially increase the amount of risk retained. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.

Our fully underwritten policies place each insurable life insurance applicant in one of six primary risk categories, depending upon current health, medical history and other factors. Each of these six categories has specific health criteria, including the applicant’s history of using nicotine products. We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category. We may decline an applicant’s request for coverage if the applicant’s health or other risk factor assessment is unacceptable to us. We do not delegate underwriting decisions to independent sales intermediaries. Instead, all underwriting decisions are made by our own underwriting personnel or by our automated underwriting system. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies to manage our underwriting risks. For specific markets where fully underwritten products are not preferred by the distributor, we have developed specially priced products to support a “simplified issue” process. This process enables us to reach applicants not called on by traditional insurance agents. “Simplified issue” contracts are typically generated via worksite sales to employees and sales to retail bank customers. Insurance amounts are limited and separate underwriting guidelines are applied for simplified issue policies.

Our Life division earnings are driven by mortality experience primarily on our term and traditional life products, and investment margins primarily on our universal life products (through spread or fees). Our BOLI earnings are driven by return on assets considering total revenues including net investment income and cost of insurance charges less total policyholder benefits and claims as a percentage of BOLI account values.

Distribution

We distribute our products through a growing, diversified distribution network. We believe access to a variety of distribution outlets enables us to capture a broad share of consumer markets for insurance and financial services products. We compete with other financial services companies to attract and retain relationships. Some of the factors that led to our success in competing for sales include responsiveness to the needs of our distribution partners, stability and financial strength ratings, the marketing and training we provide and strong relationships with key firms.

Late in 2010, we reorganized our life and retirement division sales structures into a unified and versatile sales team to improve focus and eliminate redundancies. Our new structure is focused on a national sales team supporting agents and advisors through a single field wholesaling force and a national accounts team supporting the distributor partnerships that drive the majority of our life insurance and annuity sales, including banks, wirehouses, brokerage general agents (BGAs), and independent firms.

The following table sets forth our sales by distribution channel, which are defined by segment as:

•	Group. Annualized first-year premiums for new policies;

•	Deferred Annuities and Income Annuities. Deposits for new policies; and

•	Life. Annualized first-year premiums for recurring premium products, and 10% of new deposits for BOLI and other single-premium products.

		Deferred	Income
Distribution Channel	Group	Annuities	Annuities	Life
	(In millions)

For the Year ended December 31, 2010:
Financial institutions	$—	$1,549.2	$84.4	$4.5
Employee benefits brokers/ASOs/TPAs	95.5	—	—	—
Independent agents/BGAs	—	261.5	55.6	5.7
Structured settlements/BOLI	—	—	120.0	46.1

Total	$95.5	$1,810.7	$260.0	$56.3

For the Year ended December 31, 2009:
Financial institutions	$—	$1,998.1	$95.6	$2.2
Employee benefits brokers/ASOs/TPAs	91.3	—	—	—
Independent agents/BGAs	—	230.3	70.2	8.3
Structured settlements/BOLI	—	—	86.0	2.5

Total	$91.3	$2,228.4	$251.8	$13.0

Financial Institutions.  We have sales agreements with many of the top firms, accounting for over 60,000 agents and registered representatives in all 50 states and the District of Columbia. Financial institutions distribute a significant portion of our deferred and income annuities, as well as a growing portion of our life insurance policies. During 2010 we distributed our annuity and life insurance products through 24 key financial institutions, which we define as financial institutions that produce at least $10 million of sales for us during the fiscal year.

One financial institution, JPMorgan Chase & Co., accounted for $319.3 million, or 14.4%, and $897.4 million, or 34.7%, of our total sales for the years ended December 31, 2010 and 2009, respectively, selling primarily fixed annuity products. No other distribution partner provided 10% or more of our 2010 or 2009 total sales.

Employee Benefits Brokers, Administrative Services Only (ASO) carriers, Third Party Administrators (TPA).  We distribute our Group segment products through approximately 2,100 agencies in the employee benefits broker/ASO/TPA channel. This distribution channel is also supported by approximately 25 of our employees located strategically across a nationwide network of 15 regional offices.

Independent Agents, Brokerage General Agencies (BGAs).  We distribute life insurance and deferred annuities through approximately 17,000 independent agents from approximately 9,000 different agencies located throughout the United States. These independent agents market our products and those of other insurance companies.

Structured Settlements.  We distribute structured settlement annuities through approximately 570 settlement consultants representing 90 agencies in 50 states and the District of Columbia. We believe our ability to increase sales of structured settlements will depend in part on our ability to achieve a rating upgrade from A.M. Best.

Reserves

Overview

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with U.S. generally accepted accounting principles, or GAAP. We establish reserves at amounts that we expect to be sufficient to satisfy our policy obligations. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

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

Our reserves for unpaid group life and health insurance claims, including our medical stop-loss and other lines, are estimates of the ultimate net cost of both reported losses that have not yet been settled and incurred but as yet unreported losses. Reserves for incurred but not yet reported claims are based upon historic incidence rates, severity rates, reporting delays and any known events that we believe will materially affect claim levels.

Reserves for long-term disability income claims are based upon factors including recovery, mortality, expenses, Social Security and other benefit offsets and interest rates. They represent the actuarial present value of benefits and associated expenses for current claims, reported claims that have not yet completed and incurred claims that have not yet been reported. Claims on long-term disability income insurance policies consist of payments to be made periodically (generally monthly) in accordance with the contractual terms of the policy.

Deferred Annuities and Income Annuities

For our investment contracts, which are primarily deferred annuities, contract holder liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus interest credited to the account, less expense, mortality and product charges, if applicable. We also maintain a separate reserve for any expected future payments in excess of the account value due to the potential death of the contract holder.

Reserves for future policy benefits on our income annuity contracts are calculated based upon actuarial assumptions regarding the interest to be earned on the assets underlying the reserves and, if applicable, the annuitant’s life expectancy.

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

Other than our commercial mortgage portfolio, which is managed by our internal commercial mortgage loan department, we have contracted with professional investment advisors to invest our assets. As of December 31, 2010, our $20.4 billion (amortized cost) fixed income portfolio was managed by White Mountains Advisors LLC, or WM Advisors, and our $220.8 million (cost) equity portfolio was managed by Prospector Partners, LLC, or Prospector.

For each of our operating segments and for our unallocated surplus, we separate our investments into one or more distinct portfolios. Our investment strategy for each portfolio is based on the expected cash flow characteristics of the liabilities associated with the portfolio. The portfolio strategies are regularly monitored through a review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

In general, we purchase high quality assets to pursue the following investment strategies for our segments:

•	Group. We invest in short duration fixed income corporate bonds and mortgage-backed securities.

•	Deferred Annuities. We invest in short to medium duration fixed income corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Income Annuities. The Income Annuities segment has liability payments that extend well beyond 40 years. The majority of the segment’s portfolio is invested in long duration fixed income corporate bonds, mortgage-backed securities and commercial mortgage loans, and a modest amount of below investment grade bonds. In addition, we invest in equities to support a portion of the liability payments due more than 30 years in the future.

•	Life. We invest in medium to long duration fixed income corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Other. We invest in short to long duration fixed income assets and equities, and limited partnerships.

We are exposed to three primary sources of investment risk:

•	Credit risk—risk relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	Interest rate and credit spread risk—risk relating to the market price and/or cash flow variability associated with changes in market yield curves and credit spreads; and

•	Equity risk—risk relating to adverse fluctuations in a particular common stock.

Our ability to manage these risks while generating an appropriate investment return is essential to our business and our profitability.

We manage credit risk by analyzing issuers, transaction structures and, for our commercial mortgage portfolio, real estate properties. We use analytic techniques to monitor credit risk. For example, we regularly measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credit. If an issuer downgrade causes our holdings of that issuer to exceed our risk thresholds, we automatically undertake a detailed review of the issuer’s credit. We also manage credit risk through industry and issuer diversification. For commercial mortgage loans, we manage credit risk by analyzing the market value and revenue generating potential of the property, as well as the credit worthiness of the borrower. We diversify our credit risk by both geographic location and property-type, and use personal recourse to further reduce our risk of loss. We routinely review the financial statements of our borrowers and the underlying properties.

We mitigate interest rate risk through management of cash flow and duration matches between our assets and liabilities, seeking to minimize risk of realized loss in both rising and falling interest rate environments.

We mitigate equity risk by limiting the size of our equity portfolio. We correlate our equity exposure in our Income Annuities segment to our long duration obligations. We review the ability of our capital base to absorb downside volatility without creating capital ratio stress and/or constraints on growth. We invest in relatively concentrated positions in the United States and other developed markets. The investments are identified using a bottom-up fundamental analysis and value oriented investment approach.

Reinsurance

We engage in the industry practice of reinsuring portions of our insurance risk with reinsurance companies through both automatic and facultative reinsurance agreements. We use reinsurance to diversify our risks and manage loss exposures primarily in our Group and Life segments. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain. In some cases, such as our agreement with Transamerica Life Insurance Company, we instead act as a reinsurer (or coinsurer) of another life insurance company.

We cede insurance risk primarily on a treaty basis, under which risks are ceded to a reinsurer on specific books of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. The use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A−.”

We had reinsurance recoverables of $280.8 million and $276.6 million as of December 31, 2010 and 2009, respectively. The following table sets forth our largest exposures to reinsurers as of December 31, 2010, and the A.M. Best ratings of those reinsurers as of that date:

	Reinsurance	A.M. Best
	Recoverable	Rating
	(In millions)

RGA Reinsurance Company (RGA)	$109.9	A+
Transamerica Life Insurance Company (Transamerica)	77.1	A+
UNUM Life Insurance Company of America (UNUM)	44.9	A−

In the table above, the reinsurance recoverables under our agreements with RGA and UNUM represent our reinsurance exposure to these parties under the reinsurance agreements. The reinsurance recoverable under our agreement with Transamerica represents the assets withheld for our share of the coinsurance agreement.

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

•	Transamerica Life Insurance Company. Under an agreement with Transamerica, we act as their reinsurer with respect to 28.6% of a BOLI policy. Transamerica invests the policy premiums paid by the bank, and manages those investments subject to the terms of the policy. We have assumed 28.6% of the claims liability under this policy, and receive 28.6% of the premiums generated under the policy. The term of this agreement is perpetual. We are only allowed to terminate this agreement in the event Transamerica fails to pay amounts due to us under this agreement or in the event of fraud, misrepresentation or breach of this agreement by Transamerica.

•	UNUM Life Insurance Company of America. We reinsure all our group long-term disability income, or LTD, and short-term disability income, or STD, claims liability through a reinsurance pool under agreements with the administrator of the pool, Reliance Standard Life Insurance Company, or Reliance, as Managing Agent for each participating reinsurer in the pool and as a participating reinsurer in its own right. Reliance has been the sole pool participant for agreement years 2006 and later. UNUM maintained the highest level of participation for agreement years prior to 2006. On an aggregate basis, UNUM currently reinsures approximately 87% of the existing group LTD and STD claims liability. The premium rates are developed (on a policy-by-policy basis) by adding our expense load to the rate that the reinsurer charges for their claims cost and their expenses. When premiums are collected, we retain the portion that represents our expense load and send the remainder to the reinsurer.

In January 2011, we amended our LTD and STD reinsurance agreements to terminate the agreements with respect to future business effective June 1, 2011. As of March 1, 2011, the reinsurers will no longer accept reinsurance for any cases underwritten after that date. Notwithstanding the termination, the reinsurers remain liable for risk previously ceded to and reinsured by the reinsurers under the terms of the reinsurance agreements. We are nearing final agreement with respect to a new reinsurance agreement with a different reinsurer to diversify our risk and manage our exposure to losses on group long-term and short-term disability income policies underwritten beginning March 1, 2011.

Operations and Technology

We have a dedicated team of service and support personnel, as well as our outsourced provider Affiliated Computer Services, or ACS, a Xerox Corp. company that deliver information technology solutions to drive competitive advantages, achieve earnings growth objectives and control the cost of doing business. We mainly follow a buy-versus-build approach in providing application and business processing services that accelerate delivery and responsiveness. We also develop proprietary software for competitive or economic benefits.

Under the terms of our agreement with ACS we may terminate our services prior to the July 2014 contract expiration date upon 90 days notice and payment of a $4.9 million termination fee. The termination fee declines over the life of the contract, and is pro-rated based upon the services that are terminated. See Note 16 to the Consolidated Financial Statements for further discussion of this third-party service agreement.

Competition

We face significant competition for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers, in each of our businesses. Generally, our life and health insurance products compete with similar products offered by other large and highly rated insurers, and our annuity products compete with those offered by other financial services companies. Many of our insurance products are underwritten annually, resulting in the risk that purchasers may be able to obtain more favorable rates from these competitors than if they were to renew coverage with us. Competition in our operating business segments is based on a number of factors, including:

•	product features;

•	price;

•	commissions;

•	quality of service;

•	ability to purchase attractive assets;

•	diversification of distribution including on-line distribution;

•	financial strength ratings;

•	reputation; and

•	name recognition.

The relative importance of these factors depends on the particular product and market. For example, many of our annuity products compete on the interest rates we credit, resulting in the risk that our annuity purchasers may be able to obtain more favorable rates from our competitors, which may lead to a loss of current customers or future annuity business. We believe that our competitive advantages primarily stem from our distribution network, as well as our strong financial position, diverse business mix, and superior investment management.

Financial Strength Ratings

Rating organizations continually review the financial performance and condition of most insurers and provide financial strength ratings based on a company’s operating performance and ability to meet obligations to policyholders. Ratings provide both industry participants and insurance consumers meaningful information that is an important factor in establishing the competitive position of insurance companies. In addition, ratings are important to maintaining public confidence in us and our ability to market our products.

Symetra Financial Corporation and our principal life insurance subsidiaries, Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York, are rated by A.M. Best; Standard and Poor’s, or S&P; Moody’s and Fitch as follows, as of December 31, 2010:

	A.M. Best	S&P	Moody’s	Fitch

Financial Strength Ratings
Symetra Life Insurance Company	A	A	A3	A+
First Symetra National Life Insurance Company of New York	A	A	NR *	A+
Issuer Credit/Default Ratings
Symetra Financial Corporation	bbb+	BBB	Baa3	A−
Symetra Life Insurance Company	a+	A	NR *	NR*
First Symetra National Life Insurance Company of New York	a+	A	NR *	NR*

*	“NR” indicates not rated

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

Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York’s Financial Size Category, or FSC, rankings, as determined by A.M. Best, are both XIV, the third highest of 15 rankings. A.M. Best indicates that the FSC is designed to provide an indicator of the size of a company in terms of its statutory surplus and related accounts.

Standard & Poor’s states that an insurer with a financial strength rating of “A” (Strong) has strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. The “A” range is the third highest of the four ratings ranges that meet these criteria, and also is the third highest of nine financial strength ratings ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “A” rating is the sixth highest of S&P’s 21 ratings categories. S&P issuer credit ratings range from “AAA” to “D,” indicating default. S&P describes companies assigned an “A” issuer credit rating as having a strong capacity to meet financial commitments, but somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated companies. Companies assigned a “BBB” issuer credit rating have adequate capacity to meet financial commitments, but adverse economic conditions are more likely to lead to a weakened capacity to meet such commitments.

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

Fitch states that insurance companies with a financial strength rating of “A+” (Strong) are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small. The “A” rating category is the third highest of eight financial strength categories, which range from “AAA” to “D.” The symbol (+) or (−) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+” rating is the fifth highest of Fitch’s 21 financial strength ratings categories. Fitch issuer default ratings range from “AAA” (highest credit quality) to “D” (default). Fitch describes its “A−” issuer default rating as “high credit quality,” which denotes an expectation of low default risk, but may be more vulnerable to adverse business or economic conditions than higher ratings.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot provide assurance that we will maintain our current ratings in the future. Other agencies may rate Symetra or our insurance subsidiaries on a solicited or unsolicited basis.

The ratings included in the table above are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These ratings should not be relied on with respect to making an investment in our securities.

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

In addition, insurance and securities regulatory authorities make inquiries of us regarding compliance with insurance, securities and other laws and regulations. We cooperate with such inquiries and take corrective action when warranted.

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

Insurance Holding Company Regulation

All states in which our insurance subsidiaries conduct insurance business have enacted legislation that requires each insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and approval or non-disapproval by, the insurance regulatory authority of the insurer’s state of domicile.

Policy Forms

Our insurance subsidiaries’ policy forms are subject to regulation in every state in which such subsidiaries are licensed to transact insurance business. In most states, policy forms must be filed prior to their use.

Dividend Limitations

As a holding company with no significant business operations of its own, Symetra depends on dividends or other distributions from its subsidiaries as the principal source of cash to meet its obligations, including the payment of interest on and repayment of principal of any debt obligations and payment of dividends to stockholders and stock repurchases. The payment of dividends or other distributions to Symetra by its insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. In the state of Washington, the state of domicile of Symetra’s principal insurance subsidiary, Symetra Life Insurance Company, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the insurance commissioner has received sufficient notice of the intended payment and has approved or not objected to the payment within the 30-day period. An “extraordinary” dividend or distribution is defined under Washington law as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations for the prior year.

State laws and regulations also prohibit an insurer from declaring or paying a dividend except out of its statutory surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to Symetra (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contract holders.

Market Conduct Regulation

Our business is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental and non-governmental self-regulatory bodies, and include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State authorities generally enforce these provisions through periodic market conduct examinations.

Statutory Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of several other states under guidelines promulgated by the National Association of Insurance Commissioners, or NAIC. In the three-year period ended December 31, 2010, we have not received any material adverse findings resulting from any insurance department examinations of our insurance subsidiaries; however, the period remains subject to examination. The Washington and New York state insurance departments recently began examinations of our insurance subsidiaries for the five and three years ended December 31, 2010, respectively. To date, we have not received any material adverse findings from these examinations.

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

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2010, the risk-based capital of each of our life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action. As of December 31, 2010, Symetra Life Insurance Company had a risk-based capital ratio of approximately 480%.

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

Federal Regulation

Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal and state securities laws. As a result, certain of our products are required to be registered under the Securities Act of 1933 and are subject to regulation by the SEC, FINRA and state securities authorities. Federal and state securities regulation similar to that discussed below under “— Other Laws and Regulations—Securities Regulation” affect investment advice, sales and related activities with respect to these products.

Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, privacy regulation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

From time to time, federal measures are proposed that may significantly affect the insurance business, including direct federal regulation of insurance through an optional federal charter, limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax exempt savings and retirement vehicles, and proposals to further modify the federal estate tax, the Patient

Protection and Affordable Care Act, or the Dodd-Frank Act. We cannot predict whether these or other proposals will be adopted, or what impact, if any, such proposals may have on our business.

Changes in Tax Laws

Existing federal laws and regulations provide favorable tax treatment to certain insurance products we offer. Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax advantages within life insurance and annuity products. If existing federal laws and regulations are revised to reduce this favorable tax treatment or to increase the tax-deferred status of competing products, we, along with other life insurance companies, will be adversely affected with respect to our ability to sell such products. Furthermore, although Congress has reinstated the estate tax for 2011 and 2012, Congress also considers from time to time the repeal of the federal estate tax which may adversely affect sales and surrenders of our life insurance products.

Other Laws and Regulations

Securities Regulation

Certain of our subsidiaries and certain policies and contracts offered by them are subject to various levels of regulation under the federal securities laws administered by the SEC. One of our subsidiaries is an investment advisor registered under the Investment Advisers Act of 1940. Certain of its employees are licensed as investment advisory representatives in the states where those employees have clients. Some of our insurance company separate accounts are registered under the Investment Company Act of 1940. Some annuity contracts and insurance policies issued by some of our subsidiaries are funded by separate accounts, the interests in which are registered under the Securities Act of 1933 and the Investment Company Act of 1940. Certain of our subsidiaries are registered and regulated as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by FINRA, as well as various state and local regulators. The registered representatives of our broker-dealers are also regulated by the SEC and FINRA and are also subject to applicable state and local laws. In January 2011, the SEC staff released the results of a study on investment advisors and broker-dealers, and recommended adoption of a uniform fiduciary standard that would apply to both investment advisors and broker-dealers. We cannot predict the precise nature of which regulations, if any, will result from the study, but they could impact the manner in which certain of our businesses operate and how certain of our distributors sell our products.

The laws and regulations noted in the preceding paragraph are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, suspension or limitation of sales of our products, limitations on the activities in which the investment adviser or broker-dealer may engage, suspension or revocation of the investment adviser or broker-dealer registration, censure or fines. We may also be subject to similar laws and regulations in the states in which we provide investment advisory services, offer the products described above, or conduct other securities-related activities.

Certain of our subsidiaries also sponsor and manage investment vehicles and issue annuities that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 apply to these investment vehicles and the securities issued by such vehicles. The Investment Company Act of 1940, the Investment Advisers Act of 1940 and the Securities Act of 1933, including the rules promulgated thereunder, are subject to change, which may affect our subsidiaries that sponsor and manage such investment vehicles. Our costs may increase or we may exit markets to the extent certain of our vehicles and annuities are required to comply with increased regulation and liability under the securities laws.

Employee Retirement Income Security Act and Internal Revenue Code Considerations

We provide certain products and services to certain employee benefits plans that are subject to Employee Retirement Income Security Act, or ERISA, or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

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

Employees

As of March 11, 2011, we had approximately 1,100 full-time and part-time employees. We believe our employee relations are satisfactory.

Available Information

Symetra’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on Symetra’s Investor Relations website, which can be accessed at www.symetra.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additionally, copies of Symetra’s annual report will be made available, free of charge, upon written request.

Item 1A.	Risk Factors

Risks Related to Our Business

Fluctuations in interest rates and interest rate spreads could impact sales, profitability or cash flows of interest-rate sensitive products.

Certain of our insurance and investment products, such as fixed annuities and universal life insurance, are sensitive to interest rate fluctuations. Changes in interest rates may make our products less attractive to customers seeking higher yields, which could adversely impact our sales or trigger increased surrenders and withdrawals. For example, when the initial guaranteed interest rate period for fixed annuity products expires, we may significantly decrease renewal crediting rates below the initial rates, which may impact our ability to obtain and retain business. Fluctuations in interest rates may also reduce the “spread,” or the difference between the returns we earn on the investments that support our obligations and the amounts that we must credit to policyholders and contract holders, which could adversely impact the profitability of those products and therefore our results of operations. Reductions in expected profitability or increased surrenders and withdrawals may require us to accelerate amortization of associated deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, balances, further decreasing our results of operations.

Prolonged periods of low interest rates

Prolonged periods of low interest rates may have a negative impact on our ability to sell products that are dependent on interest earnings, such as fixed annuity and universal life products, as consumers look for other high-yielding investment vehicles to fund retirement. In low interest rate environments, such as we experienced during 2010, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.

Sustained declines in interest rates may subject us to lower returns on our invested assets, as well as increased prepayments on existing investments with embedded call options, which may reduce our net investment income and compress the spread on our interest-rate sensitive products. This risk is exacerbated by guaranteed minimum crediting rates established by our contracts and/or regulatory authorities, and restrictions on the timing and frequency with which we can adjust our crediting rates. The performance of our long-term income annuities and BOLI products is also sensitive to the investment yields on our invested assets backing such products. In extreme situations, the investments yield earned could be lower than the credited rates guaranteed to the customers. We may not be able to successfully manage interest rate spreads or the potential negative impact of those risks. Our interest rate spreads and associated investment margins vary by product as follows:

	For the Years Ended December 31,
	2010	2009
	(Dollars in millions)

Fixed deferred annuities:
Interest rate spread	1.87%	1.81%
Investment margin	$169.9	$134.8
Income annuities, including structured settlements:
Interest rate spread	0.57%	0.53%
Investment margin	$40.2	$38.4
Universal life:
Interest rate spread	1.50%	1.20%
Investment margin	$12.1	$10.2
BOLI:
BOLI return on assets	1.03%	1.08%
Return on assets margin	$44.4	$43.4

Our term life insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as received. Lower than expected interest rates may reduce our ability to achieve our targeted investment margins on these products.

We mitigate some of the aforementioned risks by reducing guaranteed minimum crediting rates offered on new business and, for our deferred annuity products, lowering up-front commissions. However, sustained low interest rates may require us to limit offerings of certain products.

Periods of rising interest rates

We are also subject to risks associated with periods of rising interest rates. During such times, we may offer higher crediting rates on new sales of interest-sensitive products and increase crediting rates on existing in force products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and maintain our desired spread, which could result in lower profitability on our in force business. In rising interest rate environments, especially when interest rates are rapidly rising, it may be difficult to position our products to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products. In order to maintain sales growth of interest sensitive products and retain in force customers, we may offer higher renewal crediting rates which would impact profitability.

In addition, periods of rising interest rates may cause increased policy surrenders, withdrawals and requests for policy loans on deferred annuity and BOLI products, as policyholders and contract holders seek investments with higher returns. The resulting liquidity demands may require us to sell assets that could cause realization of capital losses, particularly in the event of a sudden rise in interest rates. We may also be required to accelerate the amortization of DAC and DSI related to surrendered contracts, which would adversely affect our results of operations.

Changes in yield curves

Shifts in the relationship between short- and long-term interest rates, or yield curve, can also impact our ability to sell our products, particularly fixed annuities. When the yield curve is relatively flat or negatively sloped (i.e., high short-term rates as compared to long-term rates), customers can receive similar crediting rates on competing products, such as certificates of deposit, which have shorter required investment periods. Customers may be more likely to choose those competing products than our annuities, which tend to be longer term in nature.

Our investment portfolio is subject to various interest rate, credit and liquidity risks that may diminish the value of our invested assets, reduce investment returns and/or erode capital.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates and credit spreads, the overall performance of the economy, the creditworthiness of the specific obligors included in our portfolio, equity prices, liquidity and other factors, some of which are beyond our control. These factors could materially affect our investment results in any period. As of December 31, 2010, our total investments were $23.5 billion, of which $21.3 billion were fixed maturities. Our fixed maturities portfolio generated net investment income of $1,119.9 million and $1,048.1 million, and realized gains (losses) of $16.8 million and $(74.6) million for the years ended December 31, 2010 and 2009, respectively.

Interest rate and credit spread risk

Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, general investor sentiment, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates may cause actual net investment income or cash flows to differ from those originally anticipated for investments that carry prepayment risk, such as mortgage-backed and other securities with embedded call options. In periods of declining interest rates, prepayments generally increase. Mortgage-backed securities, commercial mortgage obligations and other bonds in our investment portfolio may be prepaid or redeemed as borrowers seek to borrow at lower interest rates. If unanticipated, such prepayments may require us to accelerate amortization on investments purchased at a premium, which could decrease our net investment income. Additionally, we may be required to reinvest those funds in lower interest-bearing investments. Current concerns over foreclosures could lead to government intervention in the United States residential mortgage market, resulting in large numbers of refinancing and prepayments. As of December 31, 2010, we held $3,801.6 million in residential mortgage-backed securities, including gross unamortized premiums of $76.9 million, and an increase in prepayments could significantly accelerate our premium amortization and result in asset reinvestment at lower interest rates.

We include an estimate of future principal prepayments in the calculation of effective yields for mortgage-backed securities Differences between the actual and estimated timing of the principal prepayments impact our investment income and may reduce our overall interest rate spread. As prepayments increase in periods of declining interest rates, premium amortization accelerates because the expected life of the asset is shortened. In periods of rising interest rates, prepayments generally slow, and discount amortization slows because the expected life of the asset is extended. These changes in amortization may adversely affect our investment income.

In addition, net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease in step with interest rates and credit spreads. In periods of low interest rates, such as we experienced during 2010, we may be challenged to find attractive yields on new investments. During 2010, we mitigated this risk by increasing our originations of commercial mortgage loans, which generally provided higher yields than new fixed maturities securities; however, we may be unable to continue to find appropriate loan opportunities meeting our high quality standards.

The fair value of our fixed maturities generally increases or decreases in an inverse relationship with changes in interest rates and credit spreads. Because all of our fixed maturities are classified as available-for-sale, changes in the fair value of these securities are reflected as a component of comprehensive income. A rise in interest rates may cause the fair value of our fixed maturity securities to decline, particularly for our long-duration investments supporting our Income Annuities reserves. Declines in fair value may decrease unrealized gains or result in unrealized losses recorded in accumulated other comprehensive income (loss) (AOCI), and decrease our stockholders’ equity. Further, U.S. GAAP does not require similar fair value accounting treatment for the insurance liabilities that the fixed maturities support. Therefore, changes in the fair value of our fixed maturities caused by interest rate fluctuations are not offset in whole or in part by similar adjustments to the fair value of our insurance liabilities on the balance sheet.

We mitigate the risks related to fluctuations in interest rates and credit spreads by employing asset-to-liability matching strategies to ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate and credit spread volatility.

Credit risk

Issuers of the fixed maturities we own may default on principal and interest payments. Defaults by third parties in the payment or performance of their obligations could reduce our investment income or cause realized investment losses. Further, fixed maturities are evaluated for impairment based on our assumptions about the creditworthiness of the issuer. For the years ended December 31, 2010 and 2009, we incurred $15.3 million and $57.8 million in credit-related impairments, respectively. A significant increase in defaults and impairments on our fixed maturities portfolio could adversely affect our financial condition, results of operations and cash flows. The determination of impairments is subject to management’s judgment about the creditworthiness and continued cash flows of a security. While we have controls and procedures in place to provide reasonable assurance that our impairment analysis is complete and based on accurate information, actual cash flows and defaults may vary significantly from our assumptions.

As of December 31, 2010, 5.9% of our total fixed maturity portfolio at fair value was considered below investment grade. Below investment grade securities generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. Further, an issuer’s inability to refinance or pay off debt could cause certain of our investment-grade maturities to present more significant credit risk than when we first invested. Private equity and highly leveraged buyouts could also cause certain of our investment-grade fixed maturities to present more significant credit risk than when we first invested.

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

For further information on our fixed maturities portfolio and credit-related impairments, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

Liquidity risk

Our investments in privately placed fixed maturities, mortgage loans, policy loans and limited partnership interests, which collectively represented approximately 12% of total invested assets as of December 31, 2010, are relatively illiquid compared to publicly traded fixed maturities and equities. In addition, periods of market disruption, such as those experienced in the past three years, could also reduce liquidity for securities generally considered to be readily marketable. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. This risk is mitigated by the liquidity structure of our underlying reserves, of which 85.4% are considered illiquid or somewhat illiquid. For further information on the liquidity of our underlying reserves, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Defaults in our commercial mortgage loans may adversely affect our profitability.

Our mortgage loans, which are collateralized by commercial properties, are subject to default risk. During 2010, we began strategically increasing our mortgage loan portfolio and originated $592.1 million of new loans, compared to $290.8 million originated in 2009. We carry our mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Our allowance includes a reserve for probable incurred but not specifically identified losses in the portfolio, and specific reserves for any non-performing loans. The reserve for probable incurred losses is based on our historical experience, third party data for expected losses on loans with similar loan-to-value, and debt service coverage ratios. Specific reserves are determined by comparing the carrying value of the loan to the expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the underlying collateral, if the loan is collateral-dependent. These reserves are estimates and may not be sufficient to cover actual losses.

As of December 31, 2010, no loans were classified as non-performing. However, due to the uncertain economic environment and the growth in our portfolio, the performance of our mortgage loan portfolio may decline in the future. In addition, the majority of our loans have balloon payment maturities, which may trigger future defaults on currently performing loans. An increase in the default rate of our mortgage loan investments, caused by current or worsening economic conditions or otherwise, could result in realized losses or increases in our allowance for credit losses and could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic concentration of our commercial mortgage loans may expose us to higher risk of adverse effects on our loan portfolio and, consequently, on our results of operations or financial condition. While we seek to mitigate this risk by having a diversified portfolio, events or developments that have a negative effect on any particular geographic region or economic sector may have a greater adverse effect on our loan portfolio. As of December 31, 2010, 31.0% of our commercial mortgage loans were located in California, 15.7% were located in Washington and 9.8% were located in Texas.

For additional information on our mortgage loan portfolio, see Note 6 to the Consolidated Financial Statements and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments—Mortgage Loans.”

Gross unrealized losses on fixed maturity and equity securities may become realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at their estimated fair value and compose a significant portion of our total assets. Liquidity needs, portfolio rebalancing, or other reasons may require us to sell these securities prior to maturity, or credit concerns could prompt us to conclude that a decline in fair value is other-than-temporary. The resulting realized losses or impairments may have a material adverse effect on our net income.

Unrealized gains or losses on available-for-sale securities are recognized as a component of AOCI and are therefore excluded from net income. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Our gross unrealized losses on available-for-sale fixed maturity and equity securities as of December 31, 2010 were $305.8 million. The portion of the gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $40.6 million as of December 31, 2010.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturities are reported at fair value on our consolidated balance sheets and represent approximately 91% of our invested assets as of December 31, 2010. The accounting guidance for fair value measurements establishes a three-level hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation models using unobservable inputs (Level 3). Level 2 and Level 3 measurements compose a significant portion of our invested assets; as of December 31, 2010, approximately $20.4 billion, or 96%, of our fixed maturities were categorized as Level 2 measurements, and $0.9 billion, or 4%, were categorized as Level 3. Because values for securities classified as Level 2 and Level 3 are not based on quoted market prices for identical instruments, the amount we realize upon settlement or maturity may differ significantly from our reported fair value. Additionally, multiple valuation methods may be applicable to a security, and the use of different methodologies and assumptions could materially affect the estimated fair value amounts. Decreases in valuations may result in unrealized losses recorded in stockholders’ equity or realized losses recorded in net income, which may have an adverse effect on our financial condition and results of operations.

Our Level 2 measurements are obtained from our pricing services and derived from models that use objectively verifiable, observable market inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed maturity securities do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. If such information about a security is unavailable, we determine the fair value using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data.

As of December 31, 2010, $892.9 million, or 4.2%, of our fixed maturities portfolio was invested in private placement securities, which are not actively traded. The fair values of $815.4 million, or 91.3%, of these assets are classified as Level 3, as they are determined using a discounted cash flow approach that requires the use of inputs that are not market-observable and involves significant judgment.

During periods of market disruption, including periods of significantly rising interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities (for example, corporate private placements) if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, valuations for those securities may require more subjectivity and management judgment, including valuation methods, inputs and assumptions that are less observable or require greater estimation. Rapidly changing and adverse credit and equity market conditions could also materially impact the valuation of securities reported in our consolidated financial statements, and the period-to-period changes in value could vary significantly.

To mitigate these risks, we use established, industry-standard valuation models consistently from period-to-period. For more information on our valuation methodology for invested assets, see Note 7 to the Consolidated Financial Statements. Additionally, our investment management objective is to support the expected cash flows of our liabilities and to produce stable returns over the long term; thus, we typically hold our fixed maturities until maturity or until market conditions are favorable for the sale of such investments.

Downturns and volatility in equity markets could adversely affect our profitability.

We recognize changes in fair value of our investments in certain common stock or other equity-like securities in net income, through net realized investment gains (losses). These investments, which generally provide higher expected total returns over the long term, present a greater risk to preservation of principal than our fixed maturity investments. As of December 31, 2010, less than two percent of our invested assets were invested in securities whose changes in fair value are typically highly correlated with changes in the equity markets. While these investments do not represent a significant portion of our invested assets, a decline in the equity markets could have a significant adverse effect on our net income, and also increase volatility in results between periods. For example, for the year ended December 31, 2008, net losses on our equity securities trading portfolio were $64.5 million, as the S&P 500 Total Return Index declined 37% that year. In the following year ending December 31, 2009, net gains were $36.4 million on the portfolio, as the S&P 500 Total Return Index improved nearly 27%. For the year ended December 31, 2010, net gains on our equity securities trading portfolio were $32.6 million, as the S&P 500 Total Return Index rose approximately 15% for the year.

We may face unanticipated losses if we determine our reserves for future policy benefits and claims are inadequate, or there are significant deviations from our pricing assumptions.

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with U.S. GAAP, which are released as those future obligations are extinguished. The reserves we establish are estimates, primarily based on actuarial assumptions with regard to our future experience, which involve the exercise of significant judgment. Our future financial results depend upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic, political and social conditions, mortality and morbidity, persistency, inflation, healthcare costs and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot predict the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Health care costs in particular have risen substantially in recent history and may continue to do so. Our medical stop-loss products provide coverage for claims exceeding certain dollar thresholds for either individual or aggregate claims, and increased medical costs may result in higher claims. While we monitor claims costs and changes that may affect future costs, such as medical inflation, changing demographics and changes in the mix of our business, increases in medical costs may exceed our expectations or may not be properly factored into our pricing. This could adversely affect the results of operations in our Group segment.

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

In addition, we set prices for our insurance and certain annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, morbidity rates and mortality rates of our policyholders and contract holders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than our pricing assumptions, we could be required to make greater payments under certain annuity contracts than we had projected. Our largest exposure to morbidity risk is in our medical stop-loss products, which we mitigate through reinsurance. For example, our specific stop-loss business is 100% reinsured for claims above $1.1 million.

Our largest exposure to mortality risk is in our Life segment, which we also mitigate through reinsurance. Additionally, a general increase in mortality would be favorable to our Income Annuities segment, as we may pay fewer benefits than expected.

We regularly monitor our reserves and review our assumptions. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges in the period in which we make that determination, which could adversely affect our financial condition and results of operations. There were no significant adjustments to reserves due to inadequacy during 2010 or 2009.

Although certain of our products permit us to increase premiums or reduce benefits or crediting rates during the life of the policy or contract, these changes may not be sufficient to maintain profitability, or may reduce the attractiveness of our products relative to competitors. Moreover, many of our products either do not permit us to increase premiums or reduce benefits or may limit those changes during the life of the policy or contract. Therefore, significant deviations in experience from our assumptions regarding persistency, mortality and morbidity rates could have an adverse affect on our profitability.

We may face unanticipated losses if we are required to accelerate the amortization of deferred policy acquisition costs and/or deferred sales inducements if there are significant deviations in actual experience or in anticipated assumptions.

Deferred policy acquisition costs represent certain costs that vary with and are primarily related to the sale and issuance of our products and are deferred and amortized over the estimated life of the related contracts. These costs include commissions in excess of ultimate renewal commissions, certain sales incentives, and other costs such as underwriting and contract and policy issuance expenses. Deferred sales inducements represent bonus interest and excess interest mainly on our fixed deferred annuity products, which are deferred and reported in other assets on our consolidated balance sheets and amortized as interest credited over the estimated life of the related contracts. Under U.S. GAAP, DAC and DSI are amortized through income over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits for most of our products. As of December 31, 2010, we had $250.0 million of DAC and $61.8 million of DSI.

Our amortization of DAC and DSI generally depends upon anticipated profits from investments, crediting rates, surrender and other policy and contract charges, mortality, morbidity and maintenance and expense margins. Unfavorable experience with regard to expected expenses, investment returns, crediting rates, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC and DSI, resulting in higher expenses and lower profitability. Our assumptions, including those related to expenses, investment returns, credited interest rates, mortality, morbidity, withdrawals or lapse experience among others, are adjusted quarterly to reflect actual experience to date. For future assumptions, we conduct a study to refine our estimates of future gross profits on an annual basis during the third quarter. Upon completion of this study, we revise our assumptions and update our DAC models to reflect our current best estimate. Changes in our actual experience or our expected future experience may result in increased amortization of DAC or DSI, which would increase our expenses and reduce profitability.

We regularly review our DAC and DSI asset balances to determine if it is recoverable from future income. The portion of the DAC and DSI asset balances deemed to be unrecoverable, if any, is charged to expense in the period in which we make this determination. For example, if we determine that we are unable to recover DAC or DSI from profits over the life of a book of business of insurance policies or annuity contracts, we would be required to recognize the unrecoverable DAC or DSI amortization as a current-period expense.

For further information on our DAC accounting policy, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Deferred Policy Acquisition Costs.”

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised by recognized authorities, including the Financial Accounting Standards Board (FASB). Recently, the FASB issued revised guidance for DAC, which limits the costs that are eligible for deferral. This guidance is effective for our 2012 fiscal year and may result in more acquisition costs being expensed as incurred, which could adversely affect our results of operations. Additionally, we may retrospectively adopt this guidance, which would decrease our historical DAC asset and retained earnings balances presented in our future financial statements and decrease future DAC amortization.

In addition, the FASB is developing new guidance for accounting for insurance contracts, which would measure liabilities for insurance contracts based on the present value of estimated future cash flows to fulfill the contract. This could change the recognition and measurement of insurance obligations on our statement of financial position and impact the timing of the related income in our results of operations. The FASB is also drafting new guidance for financial instruments which, as currently proposed, would change the way credit losses for financial assets are measured. If adopted, these and other future accounting standards could change the current accounting treatment that we apply to our consolidated financial statements, and such changes could have an adverse effect on our reported financial condition and results of operations.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business.

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contract holder and policyholder obligations, are important to maintaining public confidence in our company and our products, and the ability to market our products and our competitive position. Additionally, our structured settlement products are typically purchased during lawsuit settlements for the benefit of injured claimants and the purchase must be approved by the courts, which place significant reliance on financial strength ratings. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have an adverse effect on our financial condition, results of operations and cash flows in several ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	limiting our ability to offer structured settlement products;

•	increasing our cost of capital;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

We rely on reinsurance arrangements to help manage our business risks, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.

We utilize reinsurance to mitigate our risks in various circumstances, primarily related to our individual life and group products. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. The total reinsurance recoverables due from reinsurers was $280.8 million as of December 31, 2010, of which $109.9 million was recoverable from our single largest reinsurer. Our reinsurers may be unable or unwilling to pay the reinsurance recoverables owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition, results of operations and cash flows.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control can determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

For further discussion on our reinsurance program, see Item 1—“Business—Reinsurance.”

We may be unable to attract and retain independent sales intermediaries and dedicated sales specialists which could result in a reduction in sales or a loss of business.

We distribute our products through financial intermediaries, independent producers and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as:

•	the amount of sales commissions and fees we pay;

•	the breadth of our product offerings;

•	the design and positioning of our product offerings;

•	the adjustments we make in premium or interest crediting rates;

•	the strength of our brand;

•	our perceived stability and our financial strength ratings;

•	the marketing and services we provide to them; and

•	the strength of the relationships we maintain with individuals at those firms.

Through time our relationship with distributors may deteriorate due to any of the above factors, which could result in a drop in sales and/or a loss of existing business due to higher surrender activity.

Our competitors may be effective in providing incentives to existing and potential distribution partners to favor their products or to reduce sales of our products. Our contracts with our distribution partners generally allow either party to terminate the relationship upon short notice. Our distribution partners do not make minimum purchase commitments, and our contracts do not prohibit our partners from offering products that compete with ours. Accordingly, our distribution partners may choose not to offer our products exclusively or at all, or may choose to exert insufficient resources and attention to selling our products. Sales from our top five distribution partners accounted for approximately 42% of our total sales in 2010. If our relationships with these distributors were to deteriorate, it is likely that we would experience a decline in our sales.

Turbulent economic conditions may also impair our distribution partners, which would have an adverse impact on our sales. Further, consolidation of financial institutions could increase competition for access to distributors, result in greater distribution expenses, and impair our ability to market our products to our current customer base or to expand our customer base.

From time to time, due to competitive forces, we may also experience unusually high employee attrition in particular sales channels for specific products. An inability to recruit productive independent sales intermediaries and dedicated sales specialists, or our inability to retain strong relationships with the individual agents at our independent sales intermediaries, could have an adverse effect on our financial condition, results of operations and cash flows.

Our future success is highly dependent on maintaining and growing both existing and new distribution relationships. We may have little or no contact or brand awareness with end customers of our products, which makes it more difficult to respond to evolving customer needs and increases our reliance on our distribution partners.

New executive leadership may not be able to successfully implement business strategies for growth.

Our success depends upon our executive leadership team’s ability to develop and implement a successful business strategy. During 2010, we announced a number of changes in our executive leadership team. While the new members of our executive leadership team are experienced in the life insurance industry, they have not worked together in their new positions with the Company and may not be able to successfully implement our new business strategies in the current economic environment. Failure to effectively integrate our new executive leadership team or failure of our new executive leadership team to implement our business strategies could materially adversely affect our future financial condition and results of operation.

Intense competition could adversely affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. Many other companies actively compete for sales of deferred and income annuity products, group health and life insurance, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty providers.

In many of our product lines, we face competition from companies that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our product lines, which could make it difficult to achieve our target returns.

Our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial conditions.

Our performance is highly dependent on our ability to manage risks that arise from a large number of our day-to-day business activities, including setting of premium or interest crediting rates, underwriting, claims processing, policy administration and servicing, execution of our investment strategy, financial and tax reporting, marketing and sales efforts, and other activities, many of which are complex. We also may rely on third parties for such activities. We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by us or a failure on the part of employees or third parties upon which we rely in this regard, may have a material adverse effect on our financial condition or results of operations.

The occurrence of natural disasters, disease pandemics, terrorism or military actions could adversely affect our financial condition, results of operations and cash flows.

Our financial condition and results of operations are at risk of material adverse effects that could arise from catastrophic mortality and morbidity due to natural disasters, including floods, tornadoes, earthquakes and hurricanes, disease pandemics, terrorism and military actions. Such events could also lead to unexpected changes in persistency rates as policyholders and contract holders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies or deposits into our investment products. The effectiveness of external parties, including governmental and nongovernmental organizations, in combating the spread and severity of a disease pandemic could have a material impact on the losses experienced by us.

The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These could adversely impact the valuation and performance of our investment portfolio. Further, in our group health and life insurance operations, including bank-owned life insurance, a localized event that affects the workplace of one or more of our customers could cause a significant loss due to mortality or morbidity claims.

The majority of our operations are located in Bellevue, Washington. In the event of a catastrophic event or disaster in this area, our employees may be unable to perform their duties for an extended period of time, which may interrupt our business operations and adversely affect our financial condition, results of operations, cash flows, and may result in limited or no connectivity. The majority of our employees are equipped to work remotely; however certain duties, such as processing new business applications, may be difficult to perform remotely.

The failure to maintain effective and efficient information systems could adversely affect our business.

We use computer systems to store, retrieve, evaluate and use customer and company data and information. Additionally, our computer and information technology systems interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our affiliates, to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, providing customer support, filing and paying claims and making changes to existing policies. We also use systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates.

Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition and results of operations. If we do not maintain adequate systems, we could experience adverse consequences, including:

•	inadequate information on which to base pricing, underwriting and reserving decisions;

•	inadequate information for accurate financial reporting;

•	increases in administrative expenses;

•	the loss of existing customers;

•	difficulty in attracting new customers;

•	customer, provider and agent disputes;

•	litigation exposure; or

•	regulatory compliance problems, such as failure to meet prompt payment obligations.

Systems outages or outright failures would compromise our ability to perform critical functions in a timely manner. This could hurt our relationships with our business partners and customers and harm our ability to conduct business. In the event of a disaster such as a blackout, a computer virus, an industrial accident, a natural catastrophe, a terrorist attack or war, our systems may not be available to our employees, customers or business partners for an extended period of time. If our systems or our data are destroyed or disabled, employees may be unable to perform their duties for an extended period of time. Our systems could also be subject to similar disruptions due to physical and electronic break-ins or other types of unauthorized tampering with our systems. This may interrupt our business operations and may have a material adverse effect on our financial condition, results of operations and cash flows.

We have committed and will continue to commit significant resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our ability to keep our systems fully integrated with those of our clients is critical to the operation of our business, and failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

The failure to protect our clients’ confidential information and privacy could adversely affect our business.

A number of our businesses are subject to privacy regulations and confidentiality obligations. For example, the collection and use of patient data in our Group segment is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain of the activities conducted by our businesses are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information vary by business segment and may include, among other things:

•	training and educating our employees regarding our obligations relating to confidential information;

•	actively monitoring our record retention plans and any changes in state or federal privacy and compliance requirements;

•	drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities for tangible records;

•	limiting access to electronic information; and

•	in the event of a security breach, providing credit monitoring or other services to affected customers.

In addition, we must develop, implement and maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as loss of reputation and possible litigation. This could have an adverse impact on our company’s image and, therefore, result in lower sales or lapses of existing business.

Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.

We outsource certain technology and business functions to third parties, including a significant portion of our investment management and information technology functions, and expect to continue to do so in the future. When we engage a third-party vendor, we perform extensive due diligence on the vendor, including evaluations of quality of service, financial stability, compliance with laws and regulations and appropriate business continuity plans. However, if we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our consolidated results of operations.

Our credit facility subjects us to operating and financial covenants on our operations and could limit our ability to grow our business.

We entered into a $200.0 million revolving credit facility on August 16, 2007. We rely on the facility as a potential source of liquidity, which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. As of December 31, 2010, we had no balance outstanding and we have had no borrowings under this facility since it was established. In connection with this facility, we have agreed to covenants that may impose significant operating and financial restrictions on us. These restrictions limit the incurrence of additional indebtedness by our subsidiaries, limit the ability of us and our subsidiaries to create liens and impose certain other operating limitations. These restrictions could limit our ability to obtain future financing or take advantage of business opportunities.

Furthermore, our credit facility requires us and our insurance subsidiaries to maintain specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with the covenants and ratios in our credit facility, we may be deemed in default under the facility and unable to access it when needed, or we may be required to pay substantial fees or penalties to the lenders to obtain a waiver of any such default. Either development could have a material adverse effect on our business, financial condition and results of operations.

We may need additional capital in the future, which may not be available to us on favorable terms or at all. Raising additional capital could dilute stockholder ownership in the Company and may cause the market price of our common stock to fall.

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

Future deterioration of our capital position at a time when we are unable to access the long-term debt market could have a material adverse effect on our liquidity. Our internal sources of liquidity may prove to be insufficient, which may require us to:

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

Certain of these actions may require regulatory approval and/or the approval of counterparties, which are outside of our control or have economic costs associated with them. Actions we might take to access financing may also cause rating agencies to reevaluate our ratings. Further, in connection with the CENts offering, we entered into a covenant that may limit our ability to undertake certain additional types of financing to repay or redeem the CENts.

Any additional capital raised through the sale of equity will dilute each stockholder’s ownership percentage in our company and may decrease the market price of our common stock. Furthermore, newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. Any additional financing we may need may not be available on terms favorable to us.

Without sufficient liquidity, we could be forced to curtail our operations, and our business could suffer. Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business and maintain desired financial ratios. These market conditions may limit our ability to access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required by our subsidiaries as a result of volatility in the markets in a timely manner. As a result, we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility.

As a holding company, Symetra Financial Corporation depends on the ability of its subsidiaries to transfer funds to it to meet its obligations and pay dividends.

Symetra is a holding company for its insurance and financial subsidiaries with no significant operations of its own. Its principal sources of cash to meet its obligations and to pay dividends consist of dividends from its subsidiaries and permitted payments under tax sharing agreements with its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. Based on our statutory results as of December 31, 2010, our insurance subsidiaries may pay dividends to us of up to $194.0 million in the aggregate during 2011 without obtaining regulatory approval. Competitive pressures generally require our insurance subsidiaries to maintain financial strength ratings, which are partly based on maintaining certain levels of capital. These restrictions and other regulatory requirements, such as minimum required risk-based capital ratios, affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to stockholders and service our debt.

There are a number of other factors that could affect our ability to pay dividends, including the following:

•	lack of available cash due to changes in our operating cash flow, capital expenditure requirements, working capital requirements and other cash needs;

•	unexpected or increased operating or other expenses or changes in the timing thereof;

•	restrictions under Delaware law or other applicable law on the amount of dividends that we may pay;

•	a decision by our board of directors to modify or revoke its policy to pay dividends; and

•	the other risks described in this section.

Significant stockholders may be able to influence the direction of our business.

Our principal stockholders, affiliates of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., each beneficially owned approximately 21.0% of our outstanding shares of common stock as of March 11, 2011 (including warrants exercisable for 9,487,872 shares held by affiliates of each of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc.). Accordingly, they may have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including amendments to our certificate of incorporation, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of our principal stockholders may not coincide with the interests of the other holders of our common stock.

Risks Related to Our Industry

Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.

Our insurance businesses are heavily regulated and are subject to a wide variety of laws and regulations in various jurisdictions. Our insurance subsidiaries are subject to state insurance laws and regulated by the insurance departments of the various states in which they are domiciled and licensed. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	establishing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	requiring regular market conduct examinations;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our business.

Currently, the U.S. federal government does not regulate directly the business of insurance. However, the Dodd-Frank Act created a Federal Insurance Office. While the office will not directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation. We cannot predict what impact, if any, the results of these studies or other such proposals, if enacted, may have on our financial condition, results of operations and cash flows. Additionally, federal legislation and administrative policies in other areas can significantly and adversely affect insurance companies, including general financial services regulation, securities regulation, pension regulation, privacy regulation, tort reform legislation, and taxation.

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

U.S. federal and state securities laws apply to investment products that are also securities, including variable annuities and variable life insurance policies. As a result, some of our subsidiaries and the policies and contracts they offer are subject to regulation under these federal and state securities laws. Some of our insurance subsidiaries’ separate accounts are registered as investment companies under the Investment Company Act of 1940. Some subsidiaries are registered as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by FINRA. In addition, one of our subsidiaries also is registered as an investment adviser under the Investment Advisers Act of 1940. These subsidiaries may also be impacted by interpretations and rules created as a result of the Dodd-Frank Act.

Securities laws and regulations are primarily intended to ensure the integrity of financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we may become subject to class actions and regulatory actions and we are or may become subject to individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time.

For example, the insurance industry has been the focus of increased scrutiny and lawsuits related to retained asset accounts offered to beneficiaries, which offer access to benefits through drafts on interest-bearing accounts held by the insurer in lieu of a lump-sum payout. The lawsuits allege that customers were misled about access to and security of these funds, and that insurers unjustly profited through low crediting rates offered on the accounts. The outcome of these lawsuits is unknown. As of December 31, 2010, balances held in our retained asset accounts were $71.3 million, and we have not been the subject of any inquiries or lawsuits regarding these practices. In addition, annuity sales to seniors are coming under increased scrutiny by FINRA and state insurance regulators, and have been the source of industry litigation in situations where annuity sales have allegedly been unsuitable for the seniors’ financial needs.

We are also subject to various regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions.

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

On March 23, 2010, President Obama signed into law The Patient Protection and Affordable Care Act, which brings substantial change to the insurance coverage for medical costs. PPACA directly or indirectly impacts our Group medical stop-loss and limited benefit medical businesses. PPACA mandated studies that are expected to be released late in the first quarter 2011 could influence future legislation affecting self-insured health plans and, thus, our medical stop-loss business. Although our limited benefit medical product is exempt from many of the reforms mandated by PPACA due to its fixed indemnity design, it does not provide minimum essential coverage as defined under PPACA provisions effective in 2014. We will continue to monitor the implementation of PPACA and reassess our business strategies accordingly.

Potential changes in tax laws could make some of our products less attractive to customers and adversely affect our results of operations.

Many of the products that we sell benefit from one or more forms of tax-favored status under current federal tax law. For example, we sell life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract.

Congress has previously considered and may revisit legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax deferred nature of life insurance and annuity products. Due in large part to the recent budget crisis affecting many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and their policyholders. Although the specific form of any such potential legislation is uncertain, it could include reducing or eliminating some or all of the tax advantages currently benefiting us or our policyholders. Changes to these favorable tax statuses could adversely affect our sales and lapses of current policies.

In addition, changes in tax laws could increase our company tax liability and income tax expense. For example, recent federal budget proposals, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, those proposals include modifying the dividends-received deduction for life insurance company separate accounts and expanding the interest expense disallowance for corporate-owned life insurance. If proposals of this type were enacted, our sales could be adversely affected, primarily variable products and BOLI, and our actual tax expense could increase, reducing earnings.

Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.

When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments which we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. Existing liabilities may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our headquarters in Bellevue, Washington, which consists of 221,000 square feet in the Symetra Financial Center building and 72,000 square feet in the Key Center building. Leases for both facilities expire in 2015 with multiple options to renew. Our headquarters in Bellevue serves as the primary location for operations of all of our divisions. In addition to our headquarters, we lease 16 other properties throughout the U.S. which comprise a total of 59,000 square feet.

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

Shares of our common stock began trading on the NYSE under the symbol “SYA” on January 22, 2010. As a result, we have not set forth information with respect to the high and low prices for our common stock and the dividends declared on our common stock for the periods preceding our initial trading day. The following table presents the high and low closing price for our common stock and the dividends declared per share during the 2010 fiscal year:

			Dividend
2010:	High	Low	Declared

Fourth quarter	$13.91	$10.35	$0.05
Third quarter	12.16	10.24	0.05
Second quarter	14.25	11.74	0.05
First quarter (1)	13.27	12.65	—

(1)	For the quarter ended March 31, 2010, we did not have stock traded on the NYSE until January 22, 2010. As a result, this data only reflects stock information after that date.

On March 11, 2011, there were approximately 20 registered holders of record for the common stock and 118.533 million shares outstanding.

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Index, and the S&P 500 Life and Health Index. The comparison assumes $100 was invested on January 22, 2010, in our common stock and in each of the foregoing indexes, and assumes the reinvestment of dividends. The graph covers the period of January 22, 2010, through December 31, 2010.

Dividend Policy

Since becoming a public company we have paid and intend to continue to pay quarterly cash dividends on our common stock and warrants. Our current rate is $0.05 per share. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other factors as our board of directors deems relevant. Further, we are a holding company with no significant business operations of our own and, as a result, our ability to pay future dividends is, in part, dependent upon receiving dividends from our subsidiaries. Dividends on our common stock will also be paid to holders of our outstanding warrants and unvested restricted shares on a one-to-one basis.

For more information regarding our ability to pay dividends, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital and Liquidity.”

Purchases of equity securities by the issuer and affiliated purchasers

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2010 are set forth in whole shares below:

			Total Number of Shares	Maximum Number (or
	Total Number	Average	Purchased as part of	Approximate Dollar Value) of
	of Shares	Price Paid	Publicly Announced	Shares that May Yet Be Purchased
Period	Purchased (1)	Per Share	Plans or Programs	Under the Plans or Programs

October 1, 2010—October 31, 2010	—	—	—	—
November 1, 2010—November 30, 2010	—	—	—	—
December 1, 2010—December 31, 2010	769	$13.70	—	—

Total	769	$13.70	—	—

(1)	Restricted shares withheld to offset tax withholding obligations related to the vesting of restricted shares.

Item 6.	Selected Financial Data

The following selected financial data, except for non-GAAP financial measures, have been derived from our consolidated financial statements. The consolidated income statement data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009, except for the non-GAAP financial measures, have been derived from our consolidated financial statements included elsewhere herein. The consolidated income statement data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006, except for the non-GAAP financial measures, have been derived from the our consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Consolidated Income Statement Data:
Revenues:
Premiums	$473.0	$470.1	$486.1	$433.4	$456.5
Net investment income	1,199.4	1,113.6	956.5	973.6	984.9
Policy fees, contract charges and other	166.3	159.9	166.5	165.8	125.3
Net realized investment gains (losses)(1):
Net impairment losses recognized in earnings	(20.9)	(86.5)	(86.4)	(16.2)	(25.7)
Other net realized investment gains (losses)	60.7	57.2	(71.6)	33.0	27.4

Total net realized investment gains (losses)	39.8	(29.3)	(158.0)	16.8	1.7

Total revenues	1,878.5	1,714.3	1,451.1	1,589.6	1,568.4
Benefits and Expenses:
Policyholder benefits and claims	335.1	350.5	348.5	267.1	264.3
Interest credited	899.5	846.8	766.1	752.3	765.9
Other underwriting and operating expenses	256.7	252.7	265.8	281.9	260.5
Interest expense	31.9	31.8	31.9	21.5	19.1
Amortization of deferred policy acquisition costs	66.2	51.4	25.8	18.0	14.6

Total benefits and expenses	1,589.4	1,533.2	1,438.1	1,340.8	1,324.4

Income from continuing operations before income taxes	289.1	181.1	13.0	248.8	244.0
Provision (benefit) for income taxes:
Current	57.7	6.7	23.8	62.8	92.4
Deferred	30.5	46.1	(32.9)	18.7	(7.9)

Total provision (benefit) for income taxes	88.2	52.8	(9.1)	81.5	84.5

Net income	$200.9	$128.3	$22.1	$167.3	$159.5

Net income per common share(2):
Basic	$1.48	$1.15	$0.20	$1.50	$1.43

Diluted	$1.48	$1.15	$0.20	$1.50	$1.43

Weighted-average number of common shares outstanding:
Basic	135.609	111.622	111.622	111.622	111.622

Diluted	135.618	111.626	111.622	111.622	111.622

Cash dividends declared per common share	$0.15	$—	$—	$1.79	$0.90

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Non-GAAP Financial Measure(3):
Adjusted operating income	$175.2	$147.9	$122.9	$154.9	$159.8

Adjusted operating income per common share:
Basic	$1.29	$1.32	$1.10	$1.39	$1.43

Diluted	$1.29	$1.32	$1.10	$1.39	$1.43

Reconciliation to net income:
Net income	$200.9	$128.3	$22.1	$167.3	$159.5
Less: Net realized investment gains (losses) (net of taxes)	25.9	(19.1)	(102.7)	10.9	1.1
Add: Net investment gains (losses) on FIA options (net of taxes)	0.2	0.5	(1.9)	(1.5)	1.4

Adjusted operating income	$175.2	$147.9	$122.9	$154.9	$159.8

	As of December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Consolidated Balance Sheet Data:
Total investments	$23,500.2	$20,181.0	$16,252.5	$16,905.0	$17,305.3
Total assets	25,636.9	22,435.4	19,229.6	19,560.2	20,114.6
Total notes payable	449.0	448.9	448.8	448.6	298.7
Separate account assets	881.7	840.1	716.2	1,181.9	1,233.9
Accumulated other comprehensive income (loss) (net of taxes) (AOCI)	432.5	(49.7)	(1,052.6)	(12.5)	(0.5)
Total stockholders’ equity	2,380.6	1,433.3	286.2	1,285.1	1,327.3
U.S. Statutory Financial Information:
Statutory capital and surplus	$1,752.3	$1,415.4	$1,179.0	$1,225.0	$1,266.2
Asset valuation reserve (AVR)	185.1	120.5	113.7	176.0	158.4

Statutory book value	$1,937.4	$1,535.9	$1,292.7	$1,401.0	$1,424.6

Book value per common share (4)	$17.35	$12.83	$2.56	$11.51	$11.89

Non-GAAP Financial Measures(3):
Adjusted book value	$1,948.1	$1,483.0	$1,338.8	$1,297.6	$1,327.8

Reconciliation to stockholders’ equity:
Total stockholders’ equity	$2,380.6	$1,433.3	$286.2	$1,285.1	$1,327.3
Less: AOCI	432.5	(49.7)	(1,052.6)	(12.5)	(0.5)

Adjusted book value	$1,948.1	$1,483.0	$1,338.8	$1,297.6	$1,327.8
Add: Assumed proceeds from exercise of warrants	218.1	218.1	218.1	218.1	218.1

Adjusted book value, as converted	$2,166.2	$1,701.1	$1,556.9	$1,515.7	$1,545.9

Adjusted book value per common share	$16.48	$15.99	$14.45	$14.01	$14.33

Adjusted book value per common share, as converted	$15.79	$15.23	$13.95	$13.58	$13.85

	Twelve Months Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, unless otherwise stated)

Return on stockholders’ equity, or ROE	9.3%	15.4%	2.6%	12.6%	12.8%
Average stockholders’ equity (5)	$2,167.9	$832.4	$861.8	$1,328.3	$1,249.5
Non-GAAP Financial Measures(3):
Operating return on average equity, or ROAE	9.8%	10.5%	9.2%	11.2%	12.1%
Average adjusted book value (5)	$1,795.4	$1,407.8	$1,329.8	$1,380.2	$1,324.2

(1)	We adopted new OTTI accounting guidance effective January 1, 2009, which changed the recognition and measurement of OTTI for fixed maturities. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Other-Than-Temporary Impairments (OTTI).”

(2)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method.

(3)	For a definition and discussion of this non-GAAP measure and other metrics used in our analysis, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of non-GAAP Financial Measures.”

(4)	Book value per common share is calculated based on stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 137.191, as of December 31, 2010, 111.705, as of December 31, 2009 and 111.622 as of December 31, 2008, 2007 and 2006.

(5)	Average stockholders’ equity is derived by averaging ending stockholders’ equity for the most recent five quarters and average adjusted book value is derived by averaging ending adjusted book value for the most recent five quarters.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our first day as an independent company was August 2, 2004, when Symetra was formed by acquiring a group of life insurance and investment companies from Safeco Corporation (which we refer to as the “Acquisition”).

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with the consolidated financial statements and accompanying condensed notes included in Item 8—“Financial Statements and Supplementary Data” included in this Form 10-K, as well as the discussion under Item 6—“Selected Financial Data.”

Management considers certain non-GAAP financial measures, including adjusted operating income, adjusted operating income per common share, adjusted book value, adjusted book value per common share, adjusted book value per common share, as converted, operating ROAE, and debt to capital ratio, excluding AOCI to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition of these non-GAAP measures, see “— Use of non-GAAP Financial Measures.”

All amounts, except share and per share data, are in millions unless otherwise stated.

Overview

We are a financial services company in the life insurance industry focused on profitable growth in selected group health, retirement, life insurance and employee benefits markets. Our operations date back to 1957 and many of our agency and distribution relationships have been in place for decades. We are headquartered in Bellevue, Washington and employ approximately 1,100 people in 18 offices across the United States, serving approximately 1.7 million customers.

Our Operations

We manage our business through three divisions composed of four operating segments and one non-operating segment:

Group Division

•	Group. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriting, or MGU, services.

Retirement Division

•	Deferred Annuities. We offer fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•	Income Annuities. We offer single premium immediate annuities, or SPIAs, to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement, and structured settlement annuities to fund third party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

Life Division

•	Life. We offer a wide array of individual products such as term and universal life insurance, including single premium life insurance as well as bank-owned life insurance, or BOLI.

Other

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to our limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

See Note 21 to the Consolidated Financial Statements for financial results of our segments, including our operating revenues, for each of the last three fiscal years.

Current Outlook

We are entering 2011 with positive momentum and an energized executive team that is focused on growing and diversifying the Company. We are diversifying our product offerings to profitably grow in a wider variety of economic environments. The work to build and launch new products will continue well into 2012. Meanwhile, we continue to face economic uncertainty and we recognize that this environment may slow our deployment of capital.

The economic recovery was slow during 2010 and we expect the recovery to continue at a fairly slow pace in 2011. Although interest rates increased at the end of 2010 from the recent historic low levels, low interest rate conditions and tight credit spreads continue to be a challenge for our asset-based businesses and make it difficult for us to generate attractive product returns. To mitigate the risk of unfavorable consequences in this environment, such as spread compression or instances where our returns on investments are not enough to support the interest rate guarantees on the products we sell, we remain proactive in our investment and product strategies, interest crediting strategies and overall asset-liability management practices.

The lack of supply of investments with attractive risk-return profiles and yields continues to be a challenge as we try to invest cash. To improve our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans. In addition, we also plan to continue managing our cash levels through temporary investments in U.S. Treasury securities until more permanent investments with attractive risk-return profiles can be acquired.

To navigate our way through this environment and provide profitable growth and long-term ROE expansion to our shareholders, we intend to focus on the following strategies:

•	developing new products that capitalize on favorable demographic trends such as the need for retirement savings, life insurance and employers’ need to provide affordable health care to employees;

•	expanding distribution partnerships, especially with financial institutions and broker-dealers;

•	adding additional products with existing partners;

•	building cost-efficient infrastructure to support growth initiatives; and

•	maintaining disciplined balance sheet management.

During 2011 we will focus on executing our strategic growth initiatives. We expect to organically deploy our capital as we grow through sales of new and refreshed products. In addition, we will look for acquisition opportunities that fit our strategies and help us drive improved earnings. However, the success of these and other strategies may be affected by the factors discussed in Item 1A—“Risk Factors” and other factors as discussed herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements. The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Other-Than-Temporary Impairments (OTTI)

One of the significant estimates related to available-for-sale securities is the evaluation of investments for OTTI. Revised accounting guidance related to OTTI was adopted effective January 1, 2009. We record OTTI on fixed maturity securities which are in an unrealized loss position when one of the following occurs:

•	we do not expect to recover the entire amortized cost basis of the security, based on the estimate of cash flows expected to be collected; or

•	we intend to sell a security; or it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

Making the determinations as to whether one or more of these conditions exist often requires judgment. As part of this process, we analyze investments in an unrealized loss position to determine whether the decline in value is other-than-temporary. The impairment review involves the investment management team, including our portfolio asset managers. To make this determination for each security, we consider both quantitative and qualitative criteria including:

•	how long and by how much the fair value has been below cost or amortized cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential, or compliance with terms and covenants of the security;

•	changes in the financial condition of the security’s underlying collateral;

•	any downgrades of the security by a rating agency;

•	any reduction or elimination of dividends or nonpayment of scheduled interest payments;

•	any regulatory developments; and

•	any decisions to reposition our security portfolio for liquidity needs.

For securities which are considered to have OTTI, it is required that the losses be separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors (“noncredit loss”), which is recognized in other comprehensive income (loss), or OCI. For securities we intend to sell or for which it is more likely than not that we will be required to sell before recovery, the impairment charge is equal to the difference between the fair value and the amortized cost basis of the security in the period of determination. In determining our intent to sell a security or whether it is more likely than not that we will be required to sell a security, we evaluate facts and circumstances such as decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

If we do not intend to sell a security, but believe we will not recover all the security’s contractual cash flows, the amortized cost is written down to our estimated recovery value and recorded as a realized loss in our consolidated statements of income, as this is determined to be a credit loss. The remainder of the decline in fair value is recorded as OTTI on fixed maturities not related to credit losses in OCI as this is determined to be a noncredit or recoverable loss. We determine the estimated recovery values by using discounted cash flow models that consider estimated cash flows under current and expected future economic conditions with various assumptions regarding the timing and amount of principal and interest payments. The recovery value is based on our best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. Our best estimate of future cash flows is based on assumptions, including various performance indicators, such as historical default and recovery rates, credit ratings, current delinquency rates and the structure of the issuer/security. These assumptions require the use of significant judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral. Future impairments may develop if actual results underperform current cash flow modeling assumptions, which may be the result of macroeconomic factors, changes in assumptions used and specific deterioration in certain industry sectors or company failures.

As of December 31, 2010 and 2009, the fair value of our available-for-sale fixed maturity securities that were below cost or amortized cost by 20% or more was $163.0 and $621.3, respectively. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movements in credit spreads. Net income for the year ended December 31, 2010 would be reduced by approximately $59.9 on a pre-tax basis if all the securities in an unrealized loss position of more than 20% were deemed to be other than temporarily impaired and all of the unrealized loss was credit related.

Prior to January 1, 2009, if the loss was determined to be other-than-temporary, we recorded an impairment charge equal to the difference between the fair value and the amortized cost basis of the security within net realized investment gains (losses) in our consolidated statements of income in the period that we made the determination. The fair value of the other-than-temporarily impaired investment became its new cost basis. We also recorded an impairment charge if we did not have the intent and/or the ability to hold the security until the fair value was expected to recover to amortized cost or until maturity, resulting in a charge recorded for a security that may not have had credit issues.

Assets at Fair Value

We carry certain assets on our consolidated balance sheets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The accounting guidance establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. For further discussion of the levels of the fair value hierarchy, see Note 7 to the Consolidated Financial Statements.

The availability of market observable information is the principal factor in determining the level that our investments are assigned in the fair value hierarchy. The following tables summarize our assets carried at fair value and the respective fair value hierarchy, based on input levels:

	As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3%

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$33.1	$—	$33.1	$—	—
State and political subdivisions	452.8	—	452.8	—	—
Corporate securities	14,541.4	—	13,786.8	754.6	3.3%
Residential mortgage-backed securities	3,801.6	—	3,801.6	—	—
Commercial mortgage-backed securities	1,887.3	—	1,868.2	19.1	0.1
Other debt obligations	565.6	—	412.4	153.2	0.7

Total fixed maturities, available-for-sale	21,281.8	—	20,354.9	926.9	4.1
Marketable equity securities, available-for-sale	45.1	43.3	—	1.8	0.0
Marketable equity securities, trading	189.3	188.7	—	0.6	0.0
Investments in limited partnerships (1)	36.5	—	—	36.5	0.2
Other invested assets	6.4	2.6	—	3.8	0.0

Total investments carried at fair value	21,559.1	234.6	20,354.9	969.6	4.3
Separate account assets	881.7	881.7	—	—	—

Total	$22,440.8	$1,116.3	$20,354.9	$969.6	4.3%

(1)	Includes investments in private equity and hedge funds.

	As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Level 3%

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Corporate securities	12,400.0	—	11,552.9	847.1	4.3
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	341.6	—	286.9	54.7	0.3

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Investments in limited partnerships (1)	24.7	—	—	24.7	0.2
Other invested assets	6.7	2.1	—	4.6	0.0

Total investments carried at fair value	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

(1)	Includes investments in private equity and hedge funds.

Valuation of Fixed Maturities

Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stock. We classify all fixed maturities as available-for-sale and carry them at fair value. We report net unrealized investment gains and losses related to our available-for-sale securities, which is equal to the difference between the fair value and the amortized cost, in AOCI in stockholders’ equity. We report net realized investment gains and losses in the consolidated statements of income.

We determine the fair value of fixed maturities primarily by obtaining prices from third-party independent pricing services, and we do not adjust their prices or obtain multiple prices for these securities. As of December 31, 2010 and 2009, our pricing services priced 95.6% and 93.6%, respectively, of our fixed maturities. The third-party independent pricing services we use have policies and processes to ensure that they are using objectively verifiable, observable market data, including documentation on the observable market inputs, by major security type, used to determine the prices. Securities are priced using evaluated pricing models that vary by asset class. The standard inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed income securities do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, models are used to develop prepayment and interest rate scenarios, which take into account market convention.

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

As of December 31, 2010 and 2009, $892.9, or 4.2%, and $901.3, or 4.8%, respectively, of our fixed maturities portfolio was invested in private placement securities, which are not actively traded. The fair values of these assets are typically determined using a discounted cash flow approach. The valuation model requires the use of inputs that are not market-observable and involves significant judgment. The discount rate is based on the current Treasury curve adjusted for credit and liquidity factors. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving other similar securities. We consider this approach appropriate for this asset class, which comprises 88.0% of our Level 3 fixed maturities.

We use our judgment in assigning our fixed maturities to a level within the fair value hierarchy by determining whether the market for a given security is active and if significant pricing inputs are observable. We determine the existence of an active market by assessing whether transactions occur with sufficient frequency and volume to provide reliable pricing information, as discussed below.

When we have significant observable market inputs, which is the case when the security is priced by our pricing services, it is classified as a Level 2 measurement. When there is not sufficient observable market information and the security is priced using internal pricing models, which is the case for corporate private placements and other securities our pricing services are unable to price, it is classified as a Level 3 measurement. The inputs used to measure the fair value of securities priced using internal pricing models may fall into different levels of the fair value hierarchy. It has been our experience that, in these situations, the lowest level input that is significant to the determination of fair value is a Level 3 input and thus, we typically report securities valued using internal pricing models as Level 3 measurements. In limited situations, private placement securities are valued through the use of a single broker quote because the security is very thinly traded. In such situations, we consider the fair value a Level 3 measurement.

Fixed maturities categorized as Level 3 investments were $926.9 and $1,183.5 as of December 31, 2010 and 2009, respectively. The decrease is primarily due to the transfer out of $250.5 in reverse mortgages that were classified as Level 3 to Level 2, but are now priced by our pricing services. As of December 31, 2010 and 2009, we had net unrealized gains of $57.9 and $25.2, respectively, on our Level 3 fixed maturities. For the year ended December 31, 2010 and 2009, we reported net realized losses of $5.0 and $5.6, respectively, on our Level 3 fixed maturities.

We believe that the amount we may realize upon settlement or maturity of our fixed maturities may differ significantly from the current estimated fair value of the security, as we do not actively trade our fixed maturity portfolio. Our investment management objective is to support the expected cash flows of our liabilities and to produce stable returns over the long term. To meet this objective, we typically hold our fixed maturities until maturity or until market conditions are favorable for the sale of such investments.

Deferred Policy Acquisition Costs

We defer as assets certain costs, including commissions, distribution costs and other underwriting costs, that vary with, and are primarily related to, the production of new and renewal business. We limit our deferral to acquisition expenses contained in our product pricing assumptions. The following table summarizes our DAC asset balances by segment:

	As of December 31,
	2010	2009

Group	$3.6	$3.2
Deferred Annuities	283.2	249.1
Income Annuities	31.2	22.4
Life	69.4	51.0

Total unamortized balance at end of period	387.4	325.7
Accumulated effect of net unrealized gains	(137.4)	(75.3)

Balance at end of period	$250.0	$250.4

In our Group segment, the DAC amortization period for medical stop-loss policies is one year as these policies are one year policies and can be renewed or repriced on an annual basis.

In our Deferred Annuities, Income Annuities and Life segments, we amortize acquisition costs over the premium paying period or over the lives of the policies in proportion to the future estimated gross profits, or EGPs, of each of these product lines, as follows:

•	Deferred Annuities. The DAC amortization period is typically 20 years for deferred annuities, although most of the DAC amortization occurs within the first 10 years because the EGPs are highest during such period. It is common for deferred annuity policies to lapse after the surrender charge period expires.

•	Income Annuities. The DAC amortization period for SPIAs, including structured settlement annuities, is the benefit payment period. The benefit payment periods vary by policy; however, nearly all benefits are paid within 80 years of contract issue.

•	Life. The DAC amortization period related to universal life policies is typically 25 years. DAC amortization related to our term life insurance policies is the premium paying period, which ranges from 10 to 30 years.

To determine the EGPs, we make assumptions as to lapse and withdrawal rates, expenses, interest margins, mortality experience, long-term equity market returns and investment performance. Estimating future gross profits is a complex process requiring considerable judgment and forecasting of events well into the future.

Changes to assumptions can have a significant impact on DAC amortization. In the event actual experience differs from our assumptions or our future assumptions are revised, we adjust our EGPs, which could result in a significant increase in amortization expense. EGPs are adjusted quarterly to reflect actual experience to date. For example, for our deferred annuity products, if renewal crediting rates are greater or lower than the renewal crediting rates we assumed in our DAC amortization models, we would record a change in amortization expense to reflect the change in our EGPs. For future assumptions we complete a study and refine our estimates of future gross profits annually during the third quarter. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC asset amortization models. The following would generally cause an increase in DAC amortization expense: increases to lapse and withdrawal rates in the current period, increases to expected renewal crediting rates, which may decrease interest margins, increases to expected future lapse and withdrawal rates, increases to future expected expense levels, increases to interest margins in the current period, decreases to expected future interest margins and decreases to current or expected equity market returns.

We regularly conduct DAC recoverability analyses, where we compare the current DAC asset balance with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance.

In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC asset balances, which currently relate to our deferred annuity, universal life, and BOLI products, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances: if we changed our future lapse and withdrawal rate assumptions by a factor of 10%, the effect on the DAC asset balance would be approximately $5.9; if we changed our future expense assumptions by a factor of 10%, the effect on the DAC asset balance would be $0.3. Also, 25% of our DAC balance relates to a block of recently issued deferred annuity products with either a three- or five-year guaranteed interest rate period. Given the recent rise in interest rates and other factors, we will likely change our renewal interest rate assumption in our DAC and DSI models. If we increased renewal interest rates on these contracts 100 basis points above the renewal interest rates currently assumed in our DAC amortization models during the surrender charge period, the effect would be an adjustment of $0.8 and $0.4 to reduce our DAC and DSI balances, respectively. In addition, during 2011 we would also anticipate an additional net impact on our DAC and DSI balances, and reduction of pre-tax earnings, of approximately $7.0.

We adjust the unamortized DAC balance for the accumulated effect of net unrealized gains or losses. This adjustment reflects the impact on estimated future gross profits as if the net unrealized investment gains and losses had been realized as of the balance sheet date. We record the impact of this adjustment, net of tax, in AOCI. In periods of rising interest rates, the fair value of our fixed maturities generally decreases, resulting in an increase in unrealized investment losses, which is recorded as a reduction of AOCI. In such a period, the DAC adjustment would increase our DAC balance and increase AOCI. However, this adjustment is limited to cumulative capitalized acquisition costs plus interest. As of December 31, 2010, this adjustment would have been limited to $86.0, net of taxes of $46.3, in our Deferred Annuities segment and $5.4, net of taxes of $2.9, in our Life segment. We expect the DAC asset balance to grow during 2011 as we continue to write new business, and as this occurs we would expect the sensitivities to grow accordingly. In addition, depending on the amount and the type of new business written in the future we may determine that other assumptions may produce significant variations in our financial results.

As discussed in Note 2 of the Consolidated Financial Statements, the FASB issued new guidance that limits the amounts of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract. The implementation of this guidance will impact our DAC balances in the future, and will result in a decrease in the costs that we defer as well as DAC amortization. For example, for the year ended December 31, 2010, $91.6 of the total $131.4 deferred acquisition costs represented commissions that we believe will continue to be deferred under the new accounting guidance. The remaining $39.8 represents other underwriting and operating expenses for which a portion would no longer qualify as deferrable expenses. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

Future Policy Benefits

We compute liabilities for future policy benefits under traditional individual life and group life insurance policies on the level premium method, which uses a level premium assumption to fund reserves. We select the level of premiums at issuance so that the actuarial present value of future benefits equals the actuarial present value of future premiums. We set the interest, mortality and persistency assumptions in the year of issue and include provisions for adverse deviations. These liabilities are contingent upon the death of the insured while the policy is in force. We derive mortality assumptions from both company-specific and industry statistics. We discount future benefits at interest rates that vary by year of policy issue. These interest rates are set initially at a rate consistent with portfolio rates at the time of issue, and grade to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are made at the time each policy is issued, and do not change over time unless the liability amount is determined to be inadequate to cover future policy benefits. The provisions for adverse deviations are intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions.

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

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group medical coverages and are established on the basis of reported losses. We also provide for claims incurred but not reported, or IBNR, based on expected loss ratios, claims paying completion patterns and historical experience. We continually review estimates for reported but unpaid claims and IBNR. Any necessary adjustments are recorded in the consolidated statements of income in the period in which the variance occurs. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR amount increases.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 to the Consolidated Financial Statements.

Sources of Revenues and Expenses

Our primary sources of revenues from our insurance operations are premiums and net investment income. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances and general business and operating expenses, net of DAC. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount, allocated investments, account values and time study results. We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value on our equity trading portfolio.

Each of our four operating segments maintains its own portfolio of invested assets, which are centrally managed. The net investment income and realized investment gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment.

Revenues

Premiums

Premiums consist primarily of premiums from our medical stop-loss and individual term and whole life insurance products.

Net investment income

Net investment income represents the income earned on our investments, net of investment expenses, including gains or losses from changes in the fair value of our investments in private equity and hedge fund limited partnerships.

Policy fees, contract charges and other

Policy fees, contract charges and other includes cost of insurance (COI) charges on our universal life insurance and BOLI policies, mortality expense, surrender and other administrative charges to policyholders, revenues from our non-insurance businesses, and reinsurance allowance fees.

Net realized investment gains (losses)

Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments and changes in fair value on our trading portfolio and FIA options.

Benefits and Expenses

Policyholder benefits and claims

Policyholder benefits and claims consist of benefits paid and reserve activity on medical stop-loss and individual life products. In addition, in accordance with purchase method of accounting (referred to as PGAAP), we record, as a reduction of this expense, PGAAP reserve amortization related to our BOLI policies. PGAAP reserve amortization related to our fixed deferred annuities was fully amortized as of September 30, 2009.

Interest credited

Interest credited represents interest credited to policyholder reserves and contract holder general account balances.

Other underwriting and operating expenses

Other underwriting and operating expenses represent non-deferrable costs related to the acquisition and ongoing maintenance of insurance and investment contracts, including certain non-deferrable commissions, policy issuance expenses and other business operating costs.

Interest expense

Interest expense primarily includes interest on corporate debt, the impact of interest rate hedging activities and amortization of debt issuance costs.

Amortization of deferred policy acquisition costs

We defer as assets certain costs, commissions, distribution costs and other underwriting costs, that vary with, and are primarily related to, the production of new and renewal business. Amortization of previously capitalized DAC is recorded as an expense.

Use of non-GAAP Financial Measures

Certain tables and related disclosures in this report include non-GAAP financial measures. We believe these measures provide useful information to investors in evaluating our financial performance or condition. The non-GAAP financial measures discussed below are not a substitute for their most directly comparable GAAP measures. The adjustments made to derive these non-GAAP measures are important to understanding our overall results of operations and financial position and, if evaluated without proper context, these non-GAAP measures possess material limitations. Therefore, our management and board of directors also separately review the items excluded from or added to the most directly comparable GAAP measures to arrive at these non-GAAP measures. In addition, management and our board of directors also analyze each of the comparable GAAP measures in connection with their review of our results of operations and financial position.

Many of the non-GAAP measures, including adjusted operating income, adjusted operating income per common share, adjusted book value, adjusted book value per common share, adjusted book value per common share, as converted, operating ROAE, and debt to capital ratio, excluding AOCI are included specifically for the purpose of excluding AOCI from the GAAP measure stockholders’ equity. We present each of these non-GAAP measures because we believe investors find useful financial measures that remove the temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. This allows investors to assess our financial condition based on our general practice of holding our fixed investments to maturity. For example, we believe it is important that an investor not assume that an increase in stockholders’ equity driven by unrealized gains means our company has grown in value and alternatively, it is important that an investor not assume that a decrease in stockholders’ equity driven by unrealized losses means our company’s value has decreased.

In the following paragraphs, we provide definitions of our non-GAAP measures. For a reconciliation of these non-GAAP measures to their most directly comparable GAAP measures, see Item 6—“Selected Financial Data”.

Adjusted Operating Income, Adjusted Operating Income per Common Share—Basic, and Adjusted Operating Income per Common Share—Diluted

Adjusted Operating Income

Adjusted operating income consists of net income, less after-tax net realized investment gains (losses), plus after-tax net investment gains (losses) on our fixed indexed annuity (FIA) options. Net income is the most directly comparable GAAP measure to adjusted operating income. Net income for any period presents the results of our insurance operations, as well as our net realized investment gains (losses). We consider investment income generated by our invested assets to be part of the results of our insurance operations because they are acquired and generally held to maturity to generate income that we use to meet our obligations. Conversely, we do not consider the activities reported through net realized investment gains (losses), with the exception of our FIA options, to be reflective of the performance of our insurance operations, as discussed below.

We believe investors find it useful to review a measure of the results of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio because it assists an investor in determining whether our insurance-related revenues, composed primarily of premiums, net investment income and policy fees, contract charges and other, have been sufficient to generate operating earnings after meeting our insurance-related obligations, composed primarily of claims paid to policyholders, investment returns credited to policyholder accounts, and other operating costs.

In presenting adjusted operating income, we are excluding after-tax net realized investment gains (losses). The timing and amount of these gains and losses are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business. The one exception to the exclusion of realized investment gains and losses is the gains (losses) on our FIA options in our Deferred Annuities segment. Each year, we use the realized gains from our FIA options, similar to the way we use investment income, to meet our obligations associated with our FIA product, which credits interest to policyholder accounts based on equity market performance.

In addition to using adjusted operating income to evaluate our insurance operations, our management and board of directors have other uses for this measure, including managing our insurance liabilities and assessing achievement of our financial plan.

Adjusted Operating Income per Common Share—Basic and Adjusted Operating Income per Common Share—Diluted

Adjusted operating income per common share—basic, and adjusted operating income per common share—diluted, consist of adjusted operating income, divided by the GAAP-basis weighted average basic and diluted shares outstanding, respectively.

Net income per common share—basic, and net income per common share—diluted, are the most directly comparable GAAP measure to adjusted operating income per common share—basic, and adjusted operating income per common share—diluted, respectively. See “Adjusted operating income” above, for an explanation of the differences between net income, which is the numerator for the GAAP measures, and adjusted operating income, the numerator for these non-GAAP measures.

We believe investors find it useful to review a per share measure of the results of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio, in order to evaluate their proportionate stake in the earnings of the insurance operations.

In addition to using adjusted operating income per common share—basic, and adjusted operating income per common share—diluted, to evaluate our insurance operations, our management and board of directors have other uses for this measure, including assessing achievement of our financial plan.

Adjusted Book Value and Adjusted Book Value per Common Share

Adjusted book value consists of stockholders’ equity, less AOCI. Adjusted book value per common share is calculated as adjusted book value, divided by outstanding common shares. This measure does not include shares subject to outstanding warrants because the warrant holders only participate in dividends and would not be entitled to proceeds in the event of a liquidation or winding down of our company should such event precede the exercise of the outstanding warrants.

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

We believe investors find it useful if we present them with a financial measure that removes from stockholders’ equity these temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. By evaluating our adjusted book value, an investor can assess our financial condition based on our general practice of holding our fixed investments to maturity. Additionally, by translating this measure into adjusted book value per common share, we allow the investor to assess its proportionate stake in our adjusted book value as of the dates presented, and the change in such measures over time.

In addition to using adjusted book value and adjusted book value per common share to evaluate our financial condition, our management and board of directors have other uses for these measures, including reviewing debt levels as a percentage of adjusted book value to monitor compliance with revolving credit facility covenants and to evaluate and review our ratings from rating agencies. Finally, our board of directors uses adjusted book value as a basis to measure the success of our Company over historical periods and reviews management’s financial plans based on the projected growth in adjusted book value.

Adjusted Book Value per Common Share, as converted

Adjusted book value, as converted consists of adjusted book value, plus the assumed proceeds from the exercise of outstanding warrants. This measure is used to calculate adjusted book value per common share, as converted which gives effect to the exercise of our outstanding warrants. Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the warrants, divided by the sum of outstanding common shares and shares subject to outstanding warrants.

Book value per common share is the most directly comparable GAAP measure to adjusted book value per common share, as converted and is calculated as stockholders’ equity divided by the sum of our common shares outstanding and shares issuable pursuant to outstanding warrants.

We believe investors find it useful if we present them with adjusted book value per common share, as converted, to remove AOCI from stockholders’ equity and give effect to the exercise of our outstanding warrants. This allows the investor to assess its proportionate stake in our adjusted book value, while understanding the effect of the exercise of outstanding warrants, as of the dates presented, and the change in such measures over time, based on our practice of holding our fixed maturities to maturity.

In addition to using adjusted book value per common share, as converted to evaluate our financial condition on a per common share basis, our management and board of directors use this measure to assess our financial performance and to compare the value and the change in value over time of our common shares to that of our peer companies.

Operating ROAE

Operating return on average equity, or operating ROAE, consists of adjusted operating income for the most recent four quarters, divided by average adjusted book value, both of which are non-GAAP measures as described above. We measure average adjusted book value by averaging adjusted book value for the most recent five quarters.

Return on stockholders’ equity, or ROE, is the most directly comparable GAAP measure. Return on stockholders’ equity for the most recent four quarters is calculated as net income for such period divided by the average stockholders’ equity for the most recent five quarters.

We believe investors find it useful to review the results of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio because it highlights trends in the performance of our insurance operations. In addition, we believe investors find it useful if we present them with a financial measure that removes from stockholders’ equity the temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI, because we do not expect to realize the

.unrealized gains (losses) that are included in our AOCI balance as of any particular date. By referring to operating ROAE, an investor can form a judgment as to how effectively our management uses funds invested by our stockholders to generate adjusted operating income growth. Thus, we present operating ROAE for a period to measure the rate of return produced by our adjusted operating income in such period based on our average adjusted book value for such period.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related Notes to the Consolidated Financial Statements.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases (decreases), respectively.

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Revenues:
Premiums	$473.0	$470.1	$486.1	0.6%	(3.3)%
Net investment income	1,199.4	1,113.6	956.5	7.7	16.4
Policy fees, contract charges, and other	166.3	159.9	166.5	4.0	(4.0)
Net realized investment gains (losses)(1):
Net impairment losses recognized in earnings	(20.9)	(86.5)	(86.4)	75.8	(0.1)
Other net realized investment gains (losses)	60.7	57.2	(71.6)	6.1		*

Total net realized investment gains (losses)	39.8	(29.3)	(158.0)	*	81.5

Total revenues	1,878.5	1,714.3	1,451.1	9.6	18.1
Benefits and Expenses:
Policyholder benefits and claims	335.1	350.5	348.5	(4.4)	0.6
Interest credited	899.5	846.8	766.1	6.2	10.5
Other underwriting and operating expenses	256.7	252.7	265.8	1.6	(4.9)
Interest expense	31.9	31.8	31.9	0.3	(0.3)
Amortization of deferred policy acquisition costs	66.2	51.4	25.8	28.8	99.2

Total benefits and expenses	1,589.4	1,533.2	1,438.1	3.7	6.6

Income from operations before income taxes	289.1	181.1	13.0	59.6		*
Provision (benefit) for income taxes:
Current	57.7	6.7	23.8	*	(71.8)
Deferred	30.5	46.1	(32.9)	(33.8)		*

Total provision (benefit) for income taxes	88.2	52.8	(9.1)	67.0		*

Net income	$200.9	$128.3	$22.1	56.6		*

Net income per common share(2):
Basic	$1.48	$1.15	$0.20	28.7		*

Diluted	$1.48	$1.15	$0.20	28.7		*

Weighted average common shares outstanding:
Basic	135.609	111.622	111.622	21.5	0.0

Diluted	135.618	111.626	111.622	21.5	0.0

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Non-GAAP Financial Measures(3):
Adjusted operating income	$175.2	$147.9	$122.9	18.5%	20.3%

Reconciliation to net income:
Net income	$200.9	$128.3	$22.1	56.6		*
Less: Net realized investment gains (losses) (net of taxes)	25.9	(19.1)	(102.7)	*	81.4
Add: Net investment gains (losses) on FIA options (net of taxes)	0.2	0.5	(1.9)	(60.0)		*

Adjusted operating income	$175.2	$147.9	$122.9	18.5	20.3

*	Represents percentage variances that are not meaningful.

(1)	We adopted new OTTI accounting guidance effective January 1, 2009, which changed the recognition and measurement of OTTI for fixed maturities. See “— Other-Than-Temporary Impairments (OTTI)” above.

(2)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of dilutive net income per share.

(3)	For a definition and discussion of the uses and limitations of this non-GAAP measure and other metrics used in our analysis, see “— Use of non-GAAP Financial Measures” above.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Summary of Results

Net income increased $72.6 as a result of an increase in adjusted operating income and net realized investment gains for the year ended December 31, 2010, versus losses during the same period in 2009. Adjusted operating income increased $27.3, primarily due to a $38.2 increase in the investment margin (net investment income less interest credited) in our Deferred Annuities segment and increased profitability in our Group and Life segments. Our Group segment’s loss ratio improved to 64.9% for the year ended December 31, 2010, compared to 68.3% for the same period in 2009. These favorable drivers were partially offset by mortality losses in our Income Annuities segment and increased DAC amortization, primarily in our Deferred Annuities segment.

Net realized investment gains (losses) increased $69.1 to a $39.8 net gain from a $(29.3) net loss. This was primarily driven by a reduction in impairments, which were $20.9 for the year ended December 31, 2010, versus $86.5 for the same period in 2009, an improvement of $65.6. For further discussion of our investment results and portfolio refer to “— Investments” below.

The provision for income taxes increased $35.4 primarily due to higher income from operations before income taxes during the year ended December 31, 2010, compared to the same period in 2009. Our effective tax rate was 30.5% and 29.2%, for the years ended December 31, 2010 and 2009, respectively.

Further discussion of adjusted operating income drivers described above:

Our Group segment’s loss ratio improved to 64.9% for the year ended December 31, 2010 from 68.3% for the same period in 2009. This improvement was driven by medical stop-loss pricing increases initiated in late 2009, and improved limited benefit medical underwriting results on increased premiums.

Our Deferred Annuities segment’s investment margin increased $38.2 on a $1.6 billion increase in our fixed account values, driven by strong sales over the past three years. Partially offsetting the increase in the investment margin was a $16.0 increase in DAC amortization also related to the increase in fixed account values as our DAC balances grew from increased sales.

Our Income Annuities segment’s results were impacted by unfavorable mortality as mortality losses were $2.6 during 2010, compared to mortality gains of $5.1 for 2009. Slightly offsetting this was an improved interest spread on reserves, which increased to 0.57% for the year ended December 31, 2010 compared to 0.53% for the same period of 2009. This improvement was driven by increased originations of mortgage loans and a reduction in interest credited.

Our Life segment’s individual insurance claims, decreased $2.8 on favorable mortality experience. Life’s results also included a $7.4 benefit related to the release of bonus interest reserves and decreased amortization of deferred acquisition costs as the credited interest rate on our universal life products was adjusted downward to the guaranteed minimum over 2010. This was partially offset by a decrease in the BOLI return on assets (ROA) driven by a decrease in the PGAAP reserve amortization, and an increase in BOLI claims.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Net income increased $106.2 on an increase in adjusted operating income and a reduction in net realized investment losses. Adjusted operating income increased $25.0, which was driven primarily by an increase in the investment margin (net investment income less interest credited) in our Deferred Annuities segment, increased returns on our investments in limited partnerships, which produced gains of $8.9 in 2009, compared to losses of $24.4 in 2008, and a decrease in other underwriting and operating expenses. These favorable drivers were partially offset by a decrease in our Group segment’s underwriting margin (premiums less policyholder benefits and claims) and an increase in DAC amortization.

Net realized investment losses decreased $128.7 on improved performance of our equity portfolio, which yielded total returns of 34.0%, as compared to (30.6)% in 2008, and outpaced the 2009 S&P 500 total return index of 26.5%. For further discussion on our investment results and portfolio, including a discussion of our impairment charges, refer to “—Investments.”

The provision (benefit) for income taxes increased $61.9 primarily due to higher income from operations before income taxes in 2009, compared to 2008.

Further discussion of adjusted operating income drivers described above:

Our Deferred Annuities segment’s investment margin increased $46.4 as a result of a $1.9 billion increase in our fixed annuity account value. Strong sales of fixed deferred annuity products drove this increase as there was a higher demand for fixed retirement savings products during the economic downturn, and we continued to capitalize on our broad distribution network. The strong year over year sales growth also led to a $21.5 increase in amortization of DAC.

Our Income Annuities segment experienced favorable mortality as mortality gains increased to $5.1 for the year ended December 31, 2009, compared to $2.1 for the same period in 2008. In addition, we experienced strong sales growth as total sales for 2009 nearly doubled 2008 production.

Our other underwriting and operating expenses decreased $13.1 as a result of an overall reduction in non-deferrable operating expenses. Primarily, we experienced a $4.0 decrease in payroll and employee related expenses due to attrition and disciplined expense management.

Our Group segment’s underwriting margin decreased $17.1 driven by decreased premiums without a corresponding decrease in claims. We experienced reduced premium as a result of lower sales and renewals, which was primarily driven by pricing increases in the medical stop-loss line as we focused on pricing to achieve our target loss ratios. We also experienced an increase in larger dollar claims in 2009 as compared to 2008. Also in our Group segment, commission expense, which is not deferred, decreased $4.3, consistent with decreased premiums.

Our Life segment’s pre-tax adjusted operating income increased $6.6, driven by favorable mortality on all insurance products leading to improved underwriting results, partially offset by a decrease in BOLI ROA.

Division Operating Results

The results of operations and selected operating metrics for our five segments, (Group, Deferred Annuities, Income Annuities, Life and Other), for the years ended December 31, 2010, 2009 and 2008 are set forth in the following respective sections.

Group

The following table sets forth the results of operations relating to our Group segment:

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenues:
Premiums	$433.2	$432.2	$449.8	0.2%	(3.9)%
Net investment income	18.7	17.8	17.8	5.1	0.0
Policy fees, contract charges, and other	11.7	14.9	19.0	(21.5)	(21.6)

Total operating revenues	463.6	464.9	486.6	(0.3)	(4.5)
Benefits and Expenses:
Policyholder benefits and claims	281.3	295.4	295.9	(4.8)	(0.2)
Other underwriting and operating expenses	102.6	106.2	115.7	(3.4)	(8.2)
Amortization of deferred policy acquisition costs	8.1	7.9	8.1	2.5	(2.5)

Total benefits and expenses	392.0	409.5	419.7	(4.3)	(2.4)

Segment pre-tax adjusted operating income	$71.6	$55.4	$66.9	29.2%	(17.2)%

The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the years ended:

	December 31,
	2010	2009	2008

Group loss ratio (1)	64.9%	68.3%	65.8%
Expense ratio (2)	24.7%	24.5%	24.8%

Combined ratio (3)	89.6%	92.8%	90.6%

Medical stop-loss—loss ratio (4)	66.6%	69.8%	67.9%
Total sales (5)	$95.5	$91.3	$112.6

(1)	Group loss ratio represents policyholder benefits and claims divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss—loss ratio represents medical stop-loss policyholder benefits and claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Summary of Results

Segment pre-tax adjusted operating income increased $16.2 as a result of an improved loss ratio, reflecting medical stop-loss pricing actions initiated in late 2009. In addition, we experienced an overall decrease in the number of medical stop-loss claims, as well as strong underwriting results on our limited benefit medical product.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Policy fees, contract charges, and other decreased $3.2 primarily due to a reduction in revenue from our third party administrator, which was sold in the third quarter of 2009. This reduction in revenue was fully offset by a corresponding reduction in operating expenses.

Benefits and Expenses

The $3.6 decrease in other underwriting and operating expenses was primarily the result of the sale of our third party administrator, described above.

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

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenues:
Premiums	$—	$—	$0.1	*	*
Net investment income	462.9	388.0	261.1	19.3%	48.6%
Policy fees, contract charges, and other	19.3	16.8	20.2	14.9	(16.8)
Net investment gains (losses) on FIA options	0.3	0.8	(2.9)	(62.5)	*

Total operating revenues	482.5	405.6	278.5	19.0	45.6
Benefits and Expenses:
Policyholder benefits and claims	0.1	(2.2)	(6.8)	*	67.6
Interest credited	293.6	256.9	176.4	14.3	45.6
Other underwriting and operating expenses	55.1	55.9	57.4	(1.4)	(2.6)
Amortization of deferred policy acquisition costs	52.4	36.4	14.9	44.0	*

Total benefits and expenses	401.2	347.0	241.9	15.6	43.4

Segment pre-tax adjusted operating income	$81.3	$58.6	$36.6	38.7%	60.1%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the years ended:

	December 31,
	2010	2009	2008

Account values—Fixed annuities	$9,243.7	$7,655.7	$5,724.9
Account values—Variable annuities	791.1	755.7	645.7
Interest spread on average account values (1)	1.87%	1.81%	1.67%
Total sales (2)	$1,810.7	$2,228.4	$1,766.5

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees.

(2)	Total sales represent deposits for new policies.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Summary of Results

Segment pre-tax adjusted operating income increased $22.7 driven by an increase in the investment margin (net investment income less interest credited) from a higher interest spread on record high account values. This was partially offset by an increase in DAC amortization which is also related to an increase in account value driven by higher sales.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $74.9, which was driven by a $1.5 billion increase in average invested assets from increased fixed annuities account values. Further growth of net investment income was limited in 2009 and, to a lesser extent, 2010 as sales during a tight credit market have resulted in us carrying higher levels of cash than during normal economic periods, which earn lower yields. During 2010, we began investing in U.S. Treasury securities as a strategy to help reduce cash levels and increase yields. We expect future growth in our investment yield as the credit markets have opened slightly, allowing us to carry less cash.

Policy fees, contract charges, and other increased $2.5 primarily due to higher in force account values. Fees from our variable annuities increased $1.5 due to improved market conditions resulting in an increase in our variable annuities account values. The remaining increase is primarily due to an increase in surrender charges on higher withdrawals, which was expected given the growth in account values.

Benefits and Expenses

Interest credited increased $36.7 primarily due to a $1.6 billion increase in fixed account values driven by strong sales of fixed deferred annuity products over the past three years. In addition, the interest spread improved on a reduction in the new and renewal crediting rates, which were lowered in response to the lower interest rate environment.

Amortization of DAC increased $16.0, which was driven by a growing block of business and corresponding growth in our DAC asset.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating income increased $22.0 as a result of strong sales of fixed annuities, which led to growth in our fixed annuity account values and a $46.4 increase in our investment margin, partially offset by an increase in DAC amortization.

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

Policy fees, contract charges, and other decreased primarily due to a $3.8 reduction in fees on average variable account values. Although variable annuities account values increased during 2009, the average account value in 2008 was higher as the equity markets declined during the second half of 2008, primarily in the fourth quarter.

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

Interest credited increased $80.5 primarily due to a 34% increase in average account value as a result of increased sales of fixed deferred annuity products. In addition, due to the growth in the S&P 500 in 2009, compared to a loss in 2008, the interest credited to contract holders of our FIA product increased $5.9.

Amortization of DAC increased $21.5, which was primarily driven by a growing block of business and corresponding DAC asset, as sales grew year over year. In addition, increased amortization was driven by an increase in margins in 2009.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenues:
Net investment income	$422.7	$422.4	$423.4	0.1%	(0.2)%
Policy fees, contract charges, and other	0.8	0.5	0.9	60.0	(44.4)

Total operating revenues	423.5	422.9	424.3	0.1	(0.3)
Benefits and Expenses:
Interest credited	366.3	357.9	364.5	2.3	(1.8)
Other underwriting and operating expenses	22.0	21.0	21.9	4.8	(4.1)
Amortization of deferred policy acquisition costs	2.0	1.6	1.4	25.0	14.3

Total benefits and expenses	390.3	380.5	387.8	2.6	(1.9)

Segment pre-tax adjusted operating income	$33.2	$42.4	$36.5	(21.7)%	16.2%

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the years ended:

	December 31,
	2010	2009	2008

Reserves (1)	$6,676.8	$6,726.3	$6,761.2
Interest spread on reserves (2)	0.57%	0.53%	0.59%
Mortality gains (losses) (3)	$(2.6)	$5.1	$2.1
Prepayment speed adjustment on mortgage-backed securities (4)	3.0	2.4	(0.3)
Total sales (5)	260.0	251.8	140.8

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Mortality gains (losses) represent the difference between actual and expected reserves released on death of our life contingent annuities.

(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.

(5)	Sales represent deposits for new policies.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Summary of Results

Segment pre-tax adjusted operating income decreased $9.2 primarily due to mortality losses of $2.6 for the year ended December 31, 2010 compared to mortality gains of $5.1 for the same period in 2009. In addition, we experienced a $3.9 decrease in the benefit from funding services activity. This was offset by improvement in the interest spread from increased originations of mortgage loans and a reduction in interested credited. Total 2010 sales increased over 2009 driven by sales of our structured settlement annuities as the low interest rate environment impacted sales of our SPIAs.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased slightly, the net effect of $5.8 of additional income from mortgage loans offset by a $5.5 reduction due to a smaller fixed maturities portfolio. The increase in income from mortgage loans was due to increased originations, which increased our average assets invested in mortgage loans in this segment by $74.9 to $386.4. The smaller asset portfolio is the result of a decrease in reserves.

Benefits and Expenses

Interest credited increased $8.4 primarily driven by a $7.7 unfavorable fluctuation in our mortality experience as we experienced mortality losses of $2.6 in 2010 versus mortality gains of $5.1 in 2009. The gains from the first quarter of 2009 were the highest quarterly mortality gains we have experienced over the past five years. In addition, the $3.9 reduction in benefit from funding services activity was driven by a decrease in the number of cases factored as well as the average gain per case due to strong competition in this market. Offsetting these increases was a $3.1 reduction in interest credited due to lower reserves.

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

Life

The following table sets forth the results of operations relating to our Life segment:

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenues:
Premiums	$39.8	$37.9	$36.2	5.0%	4.7%
Net investment income	271.3	265.2	254.6	2.3	4.2
Policy fees, contract charges, and other	118.3	116.7	114.7	1.4	1.7

Total operating revenues	429.4	419.8	405.5	2.3	3.5
Benefits and Expenses:
Policyholder benefits and claims	53.7	57.3	59.4	(6.3)	(3.5)
Interest credited	242.7	235.3	227.7	3.1	3.3
Other underwriting and operating expenses	54.4	55.4	57.3	(1.8)	(3.3)
Amortization of deferred policy acquisition costs	3.7	5.5	1.4	(32.7)	*

Total benefits and expenses	354.5	353.5	345.8	0.3	2.2

Segment pre-tax adjusted operating income	$74.9	$66.3	$59.7	13.0%	11.1%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the years ended:

	December 31,
	2010	2009	2008

Individual Insurance:
Individual insurance in force (1)	$38,011.5	$38,683.7	$39,810.7
Individual insurance claims (2)	50.7	53.5	53.7
UL account value (3)	607.0	583.8	580.3
UL interest spread (4)	1.50%	1.20%	1.14%
Individual insurance sales (5)	$10.2	$10.5	$7.2
BOLI:
BOLI insurance in force (1)	$12,667.5	$11,346.6	$11,502.8
BOLI account value (3)	4,365.4	3,789.1	3,700.4
BOLI ROA (6)	1.03%	1.08%	1.13%
BOLI sales (7)	46.1	2.5	2.9

(1)	Insurance in force represents dollar face amounts of policies.

(2)	Individual insurance claims represents incurred claims on our term and universal life policies.

(3)	UL account value and BOLI account value represent our liabilities to our policyholders.

(4)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The 2010 credited rate to policyholders has been adjusted to exclude a reserve adjustment related to a persistency bonus. Without this adjustment the 2010 UL interest spread of 1.50% would have been 2.50%.

(5)	Individual insurance sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits.

(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

(7)	BOLI sales represent 10% of new BOLI total deposits.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Summary of Results

Segment pre-tax adjusted operating income increased $8.6 primarily due to a $2.8 reduction in individual insurance claims, and a $7.4 benefit related to a 2010 first quarter credited rate reduction, discussed in further detail below.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $1.9 driven by an increase in premium from our term products. This increase is primarily the result of a change in reinsurance coverage obtained on new terms sales, which has lowered our ceded premiums.

Net investment income increased $6.1. Of this increase, $14.0 was due to an increase in average invested assets, which increased to $5.2 billion from $4.9 billion mainly due to growth in the BOLI account value. This was partially offset by a negative rate variance of $7.9 as yields decreased to 5.24% from 5.39%.

Benefits and Expenses

Due to the continued low interest rate environment, the credited interest rate on a universal life product was adjusted downward beginning first quarter 2010 to the guaranteed minimum rate. For this product, bonus interest is not earned if the credited rate is equal to the guaranteed minimum. As a result, during the first quarter of 2010, we released bonus interest reserves of $6.0 recorded in policyholder benefits and claims, benefited from a $1.7 reduction in DAC amortization due to the unlocking of future assumptions and recorded a $(0.3) adjustment to policy fees, contract charges and other. In addition, policyholder benefits and claims decreased due to individual insurance claims, decreasing $2.8.

Interest credited increased $7.4 primarily due to growth in BOLI account value as a result of strong persistency and new sales in 2010.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

Summary of Results

Segment pre-tax adjusted operating income increased $6.6 primarily driven by improved underwriting results from favorable mortality on all life insurance products, partially offset by a decrease in BOLI ROA.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $1.7 driven by an increase in premiums on our term products resulting from increased term sales.

Net investment income increased $10.6 of which $7.4 was related to an increase in average invested assets, which increased to $4.9 billion from $4.8 billion due mainly to increases in the BOLI account value. In addition, there was a positive rate variance of $3.2 as yields increased to 5.39% from 5.33%.

Police fees, contract charges, and other increased $2.0 driven by the annual increases in COI charges on the UL and BOLI blocks of business due to the aging of the covered lives.

Benefits and Expenses

Policyholder benefits and claims decreased $2.1 primarily due to strong underwriting results, and a refinement of reserve assumptions as a result of a conversion to a new actuarial reserve model. These decreases were partially offset by higher BOLI claims.

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

Other

The following table sets forth the results of operations relating to our Other segment:

	Years Ended December 31,			Variance (%)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Operating revenues:
Net investment income	$23.8	$20.2	$(0.4)	17.8%	*
Policy fees, contract charges, and other	16.2	11.0	11.7	47.3	(6.0)%

Total operating revenues	40.0	31.2	11.3	28.2	*
Benefits and Expenses:
Interest credited	(3.1)	(3.3)	(2.5)	6.1	(32.0)
Other underwriting and operating expenses	22.6	14.2	13.5	59.2	5.2
Interest expense	31.9	31.8	31.9	0.3	(0.3)

Total benefits and expenses	51.4	42.7	42.9	20.4	(0.5)

Segment pre-tax adjusted operating loss	$(11.4)	$(11.5)	$(31.6)	0.9%	63.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $11.4 and $11.5 for the years ended December 31, 2010 and 2009, respectively. Contributing to the current period losses were other underwriting and operating expenses, which increased $8.4 due to $3.4 of transition expenses, primarily severance, related to the change in our CEO and other management positions in 2010. The remaining increase relates to higher broker-dealer commission expense on higher sales, which is offset by a $5.2 increase in policy fees, contract charges, and other. The $3.6 increase in net investment income was due to an increase in invested assets in the surplus portfolio, offset by a decrease in private equity and hedge fund income.

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 2008

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

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and to produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of December 31, 2010 consisted in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (which includes tax credit investments, private equity and hedge funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of December 31, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total

Types of Investments
Fixed maturities, available-for-sale:
Public	$20,388.9	86.8%	$17,693.0	87.7%
Private	892.9	3.8	901.3	4.5
Marketable equity securities, available-for-sale (1)	45.1	0.2	36.7	0.2
Marketable equity securities, trading (2)	189.3	0.8	154.1	0.7
Mortgage loans, net	1,713.0	7.3	1,199.6	5.9
Policy loans	71.5	0.3	73.9	0.4
Investments in limited partnerships(3)
Private equity and hedge funds	36.5	0.1	24.7	0.1
Tax credit investments	150.4	0.6	85.5	0.4
Other invested assets	12.6	0.1	12.2	0.1

Total	$23,500.2	100.0%	$20,181.0	100.0%

(1)	Amount primarily represents nonredeemable preferred stock.

(2)	Amount represents investments in common stock.

(3)	Investments in private equity and hedge funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.

The increase in invested assets during 2010 is primarily due to portfolio growth generated by sales of fixed deferred annuities and BOLI, a net increase in the fair value of our fixed maturities, and the investment of the net proceeds from our IPO. As of December 31, 2010, we had $865.3 of net unrealized gains on our fixed maturities, an increase of $824.7 from $40.6 as of December 31, 2009. Contributing to the increase in fair value was an improvement in the markets during the latter part of 2010. In addition, U.S. Treasury yields declined in the middle half of the year before rising in the fourth quarter of 2010, while fixed income spreads ended the year modestly tighter.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	Years Ended December 31,
	2010		2009		2008
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount

Types of Investments
Fixed maturities, available-for-sale	5.72%	$1,119.9	5.89%	$1,048.1	5.82%	$930.7
Marketable equity securities, available-for-sale	6.44	3.4	6.43	3.4	6.44	3.4
Marketable equity securities, trading	1.84	3.0	1.60	2.5	2.06	2.7
Mortgage loans, net	6.44	89.1	6.35	67.4	6.49	59.4
Policy loans	5.93	4.3	5.90	4.4	5.89	4.5
Investments in limited partnerships:
Private equity and hedge funds	15.64	5.4	15.52	8.9	(28.98)	(24.4)
Tax credit investments (2)	(6.59)	(9.7)	(8.42)	(9.0)	(12.24)	(12.0)
Other income producing assets (3)	1.22	4.9	1.53	7.5	2.69	11.5

Gross investment income before investment expenses	5.59	1,220.3	5.72	1,133.2	5.49	975.8
Investment expenses	(0.10)	(20.9)	(0.10)	(19.6)	(0.11)	(19.3)

Net investment income	5.49%	$1,199.4	5.62%	$1,113.6	5.38%	$956.5

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from tax credit investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $4.6, $3.7 and $0.5 for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Other income producing assets includes income from other invested assets and cash and cash equivalents.

For the year ended December 31, 2010, net investment income increased 7.7% compared to 2009 driven primarily by an increase in invested assets on strong sales of our fixed deferred annuities in 2009 and 2010. In addition, income from mortgage loans increased as we continue to grow our mortgage loan portfolio. These were partially offset by a decrease in net investment yields, which decreased to 5.49% in 2010 from 5.62% in 2009. The reduction in yields is the result of the low interest rate environment as we have experienced lower yields on recent purchases of fixed maturities, a negative impact from reinvestment at lower yields, and the partial write-off of unamortized fixed maturities’ premium from prepayments of mortgage-backed securities.

For the years ended December 31, 2010 and 2009, respectively, the Company had average daily cash balances of $302.3 and $406.9. The decrease in the 2010 average daily cash balance is primarily attributable to investing in U.S. Treasury securities on a short-term basis until appropriate investments can be purchased. As of December 31, 2010, the Company held U.S. Treasury securities with a fair value of $19.3.

The increase in our net investment yield from 5.38% in 2008 to 5.62% in 2009 is primarily due to increases in the fair value of private equity and hedge funds, mainly as a result of the equity market recovery during 2009. In addition, starting in late 2008, and continuing in 2009, we experienced strong growth in deferred annuity sales. As a result, the yields on our fixed maturities grew due to the cash inflows from these sales being invested at higher rates.

Net Realized Investment Gains (Losses)

Our portfolio produced total net realized gains of $39.8 for the year ended December 31, 2010 as compared to net losses of $29.3 for the same period in 2009, primarily due to a significant reduction in impairments. Starting in the third quarter and through the fourth quarter of 2010, equity markets rebounded which led to net gains on our trading securities for the year, but remained slightly below 2009 levels, as illustrated in the following table.

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	Years Ended December 31,
	2010	2009	2008

Gross realized gains on sales of fixed maturities	$31.3	$25.5	$10.3
Gross realized losses on sales of fixed maturities	(10.1)	(23.3)	(7.0)
Impairments:
Public fixed maturities (1)	(6.9)	(50.9)	(31.9)
Private fixed maturities	(8.4)	(6.9)	(7.5)

Total credit-related	(15.3)	(57.8)	(39.4)
Other	(5.6)	(28.7)	(47.0)

Total impairments	(20.9)	(86.5)	(86.4)
Net gains on trading securities	32.6	36.4	(64.5)
Other net investment gains (losses)(2):
Other gross gains	27.5	32.1	14.0
Other gross losses	(20.6)	(13.5)	(24.4)

Net realized investment gains (losses) before taxes	$39.8	$(29.3)	$(158.0)

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.

Impairments

We monitor our investments for indicators of possible credit-related impairments, with a focus on securities that represent a significant risk of impairment, primarily securities for which the fair value has declined below amortized cost by 20% or more for a period of six months or more, or for which we have concerns about the creditworthiness of the issuer based on qualitative information. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying Consolidated Financial Statements.

Impairments for the years ended December 31, 2010, 2009 and 2008 were $20.9, $86.5 and $86.4, respectively. The significant decrease in impairments during 2010 was primarily driven by an improvement in the overall economy. For those issuers in which we recorded an impairment during the year ended December 31, 2010, we had remaining holdings with an amortized cost of $290.5 and a fair value of $270.9 as of December 31, 2010.

Fixed Maturity Securities

Fixed maturities represented approximately 91% and 92% of invested assets as of December 31, 2010 and 2009, respectively. As of December 31, 2010, publicly traded and privately placed fixed maturities represented 95.8% and 4.2%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.

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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of December 31, 2010			As of December 31, 2009
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
NAIC	S&P Equivalent	Cost	Value	Fair Value	Cost	Value	Fair Value

1	AAA, AA, A	$12,453.2	$13,042.4	61.3%	$10,917.3	$11,031.3	59.3%
2	BBB	6,642.1	6,981.9	32.8	6,471.3	6,530.9	35.1

	Total investment grade	19,095.3	20,024.3	94.1	17,388.6	17,562.2	94.4
3	BB	700.3	679.0	3.2	717.9	641.3	3.5
4	B	420.6	393.8	1.8	251.0	219.2	1.2
5	CCC & lower	178.4	164.8	0.8	128.0	113.5	0.6
6	In or near default	21.9	19.9	0.1	68.2	58.1	0.3

	Total below investment grade	1,321.2	1,257.5	5.9	1,165.1	1,032.1	5.6

	Total	$20,416.5	$21,281.8	100.0%	$18,553.7	$18,594.3	100.0%

As of December 31, 2010 and 2009, securities with an amortized cost of $847.3 and $898.2, and fair value of $891.9 and $925.8, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.

Below investment grade securities comprised 5.9% and 5.6% of our fixed maturities portfolio as of December 31, 2010 and 2009, respectively. We had NAIC 5 and 6 designated securities with gross unrealized losses of $27.0 as of December 31, 2010, of which $15.4, or 57.0%, related to two issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of December 31, 2010, fixed maturities with monoline guarantees had an amortized cost of $555.1 and a fair value of $547.5, with gross unrealized losses of $19.3. As of December 31, 2009, fixed maturities with monoline guarantees had an amortized cost of $599.7 and a fair value of $559.8, with gross unrealized losses of $45.2. The majority of these securities were municipal bonds. As of December 31, 2010, $515.7, or 94.2%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of December 31, 2010
						Other-than-
	Cost or	Gross	Gross		% of	Temporary
	Amortized	Unrealized	Unrealized	Fair	Total Fair	Impairments
	Cost	Gains	Losses	Value	Value	in AOCI

Security Sector
Corporate Securities:
Consumer discretionary	$1,526.6	$77.4	$(15.0)	$1,589.0	7.4%	$(2.8)
Consumer staples	2,085.3	145.9	(15.1)	2,216.1	10.4	(1.4)
Energy	675.5	49.1	(4.3)	720.3	3.4	—
Financials	2,028.9	68.7	(83.9)	2,013.7	9.5	(0.7)
Health care	1,218.9	99.6	(6.2)	1,312.3	6.2	(1.8)
Industrials	2,446.8	176.4	(19.6)	2,603.6	12.2	(5.8)
Information technology	450.9	40.2	(1.7)	489.4	2.3	—
Materials	1,176.7	64.8	(30.6)	1,210.9	5.7	(12.7)
Telecommunication services	569.3	32.6	(10.1)	591.8	2.8	(0.9)
Utilities	1,712.8	100.6	(19.1)	1,794.3	8.4	(0.1)

Total corporate securities	13,891.7	855.3	(205.6)	14,541.4	68.3	(26.2)
U.S. government and agencies	30.3	2.8	—	33.1	0.2	(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	2.1	(0.2)
Residential mortgage-backed securities:
Agency	3,239.9	139.3	(18.6)	3,360.6	15.8	—
Non-agency:
Prime	351.6	6.1	(28.0)	329.7	1.5	(31.3)
Alt-A	115.7	3.5	(7.9)	111.3	0.5	(8.7)

Total residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	17.8	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	8.9	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	2.7	(6.4)

Total	$20,416.5	$1,163.3	$(298.0)	$21,281.8	100.0%	$(76.2)

During the year ended December 31, 2010 we increased our investments in corporate securities with cash generated from sales, primarily fixed deferred annuities. We have primarily purchased new issues of investment grade corporate securities with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2010 and 2009, the fair value of our ten largest corporate securities holding was $1,276.9 and $1,138.3, or 8.8% and 9.1%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $140.4, or 1.0%, as of December 31, 2010. All of the securities related to this issuer had an NAIC rating of 2 or higher. As of December 31, 2009, the fair value of our largest exposure to a single issuer of corporate securities was $141.9, or 1.1%, all of which had an NAIC rating of 1. As of December 31, 2010, we had $1.3 in direct exposure to the sovereign and local debt of Portugal, Ireland, Italy, Greece, and Spain.

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

Fixed Maturity Securities by Contractual Maturity Date

As of December 31, 2010 and 2009, approximately 27% and 29%, respectively, of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 24% and 27%, respectively, of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of December 31, 2010 and 2009, approximately 75% and 82%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.

Mortgage-Backed Securities

Our fixed maturity securities portfolio includes $5.7 billion of residential and commercial mortgage-backed securities at fair value. Approximately 70% of these securities are agency securities and approximately 21% are AAA rated non-agency securities in the most senior tranche of the structure type.

All of our RMBS and CMBS securities have a prepayment option. Prepayments that vary in amount or timing from our estimates cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. Such adjustment is recorded in net investment income in our results of operations. As of December 31, 2010, our RMBS had gross unamortized premiums and discounts of $76.9 and $68.9, respectively, and our CMBS had gross unamortized premiums and discounts of $36.7 and $44.3, respectively.

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Prime RMBS are loans to the most credit-worthy customers with high quality credit profiles. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios.

The following table sets forth the fair value of the Company’s investment in agency, prime, Alt-A, and subprime RMBS and the percentage of total invested assets they represent:

	As of December 31, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets

Agency	$3,360.6	14.3%	$3,032.7	15.0%
Non-agency:
Prime	329.7	1.4	378.0	1.9
Alt-A	111.3	0.5	125.5	0.6
Subprime	—	—	0.2	—

Subtotal non-agency	441.0	1.9	503.7	2.5

Total	$3,801.6	16.2%	$3,536.4	17.5%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were seven securities with a total amortized cost and fair value of $82.4 and $69.8, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other rated them investment grade.

	As of December 31, 2010
	Highest Rating Agency Rating						Total as of
					BB and		December 31,
Vintage	AAA	AA	A	BBB	Below	Total	2009

2007	$—	$—	$—	$—	$41.1	$41.1	$91.0
2006	—	—	—	11.7	116.2	127.9	177.0
2005	—	9.2	8.9	57.2	39.9	115.2	113.6
2004 & prior	168.7	13.8	—	—	0.6	183.1	213.7

Total amortized cost	$168.7	$23.0	$8.9	$68.9	$197.8	$467.3	$595.3

Net unrealized losses	(2.1)	(3.1)	—	(8.7)	(12.4)	(26.3)	(91.6)

Total fair value	$166.6	$19.9	$8.9	$60.2	$185.4	$441.0	$503.7

On a fair value basis as of December 31, 2010, our Alt-A portfolio was 86.0% fixed rate collateral and 14.0% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of December 31, 2010 and 2009, respectively, $62.6, or 56.2%, and $73.9, or 58.9%, of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.

As of December 31, 2010, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.5%, 8.6% and 9.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. As of December 31, 2010 and 2009, 58.8% and 59.6%, respectively, of the fair value of our RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of December 31, 2010		As of December 31, 2009
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets

Agency	$607.4	2.6%	$425.6	2.1%
Non-agency	1,279.9	5.4	1,363.8	6.8

Total	$1,887.3	8.0%	$1,789.4	8.9%

The disruptions in the CMBS market that began in 2009 and continued through 2010 were attributable to weakness in commercial real estate market fundamentals, and previously reduced underwriting standards by some originators of commercial mortgage loans, particularly within the more recent vintage years (2006 through 2008). This has reduced market liquidity and availability of capital, increased market belief that default rates will increase, and increased spreads and the repricing of risk. As of December 31, 2010, on an amortized cost basis, 97.4% of our entire CMBS portfolio were rated AAA, 1.3% were rated AA or A, and 1.3% were rated B and below.

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 12 securities having a fair value of $299.5 and an amortized cost of $279.0 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of December 31, 2010
	Highest Rating Agency Rating						As of
					BB and		December 31,
Vintage	AAA	AA	A	BBB	Below	Total	2009

2008	$51.1	$18.4	$—	$—	$—	$69.5	$66.0
2007	443.1	—	—	—	1.3	444.4	471.0
2006	157.2	—	—	—	11.3	168.5	148.0
2005	283.6	—	—	—	—	283.6	311.4
2004 & prior	209.8	—	5.3	—	9.7	224.8	391.9

Total amortized cost	$1,144.8	$18.4	$5.3	$—	$22.3	$1,190.8	$1,388.3

Net unrealized gains (losses)	95.3	(2.2)	(0.3)	—	(3.7)	89.1	(24.5)

Total fair value	$1,240.1	$16.2	$5.0	$—	$18.6	$1,279.9	$1,363.8

U.S. CMBS securities have historically utilized a senior/subordinate credit structure to allocate cash flows and losses. The structure was changed in late 2004 and was in transition into early 2005 when fully implemented to include super-senior, mezzanine, and junior AAA tranches. This change resulted in increasing the credit enhancement (subordination) on the most senior tranche (super-senior) to 30%. The mezzanine AAAs were structured to typically have 20% credit enhancement and the junior AAAs 14% credit enhancement. Credit enhancement refers to the weighted-average percentage of outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. Credit enhancement does not include any equity interest or property value in excess of outstanding debt. The super senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of December 31, 2010
							Total AAA
				Other Structures (2005 and Prior)			Securities at
	Super Senior (Post 2004)				Other		Amortized
Vintage	Super Senior	Mezzanine	Junior	Other Senior	Subordinate	Other	Cost

2008	51.1	—	—	—	—	—	51.1
2007	443.1	—	—	—	—	—	443.1
2006	157.2	—	—	—	—	—	157.2
2005	135.6	30.6	—	117.4	—	—	283.6
2004 & prior	—	—	—	180.9	28.9	—	209.8

Total	$787.0	$30.6	$—	$298.3	$28.9	$—	$1,144.8

	As of December 31, 2009

Total	$818.8	$31.1	$—	$443.4	$42.1	$19.4	$1,354.8

As the tables above indicate, our CMBS holdings are predominately in the most senior tranche of the structure type. As of December 31, 2010, on an amortized cost basis, 94.8% of our AAA-rated CMBS were in the most senior tranche. The weighted-average credit enhancement of our CMBS was 28.6% as of December 31, 2010. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of December 31, 2010 was at 29.8%. We believe this additional credit enhancement is significant in a deep real estate downturn during which losses are expected to increase substantially.

Return on Equity-Like Investments

Prospector manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. Previously, our relationship with Prospector had been through our investment advisor, White Mountains Advisors, LLC, with Prospector serving in a sub-advisory role. We entered into an investment management agreement, effective July 1, 2010, directly with Prospector under which they will continue to supervise and direct our equity and equity-like investment portfolio. The following table compares our total return to the benchmark S&P 500 Total Return Index for the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010 and 2009, convertible securities were $83.0 or 30.5%, and $51.8 or 25.2% of the portfolio, respectively. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment, and, on a limited basis, in our surplus portfolio.

	Years Ended December 31,
	2010	2009	2008

Common stock	23.9%	34.6%	(36.4)%
Convertible bonds	16.3	29.2	(11.0)

Equity-Like Investments	21.6	34.0	(30.6)
S&P 500 Total Return Index	15.1	26.5	(37.0)

Difference	6.5%	7.5%	6.4%

Mortgage Loans

Our mortgage loan department originates new commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value ratios and debt service coverage ratios based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A substantial majority of our loans have personal guarantees and are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, unearned mortgage loan fees, and a PGAAP adjustment; however, the tables below are reported excluding these items.

The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We are prudently increasing our investments in mortgage loans primarily in our Income Annuities and Deferred Annuities segments to improve our overall investment yields. We originated $592.1 of mortgage loans during the year ended December 31, 2010 and expect strong originations to continue during 2011.

As of December 31, 2010 and 2009, 73.6% and 77.7%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.2 and $1.9, respectively. As of December 31, 2010 and 2009, our largest loan balance was $13.0 and $13.4, respectively.

Credit Quality

We use the loan-to-value (LTV) ratio and debt service coverage ratio (DSCR) as our primary metrics to assess mortgage loan quality. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of December 31, 2010		As of December 31, 2009
	Carrying Value	% of Total	Carrying Value	% of Total

Loan-to-Value Ratio:
< or = 50%	$596.2	34.7%	$484.2	40.1%
51%—60%	369.8	21.5	348.5	28.9
61%—70%	463.7	26.9	195.8	16.2
71%—75%	120.4	7.0	68.2	5.6
76%—80%	46.3	2.7	17.7	1.5
81%—100%	90.7	5.3	85.1	7.1
> 100%	33.1	1.9	7.4	0.6

Total	$1,720.2	100.0%	$1,206.9	100.0%

The loan-to-value ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, LTV ratios are calculated using independent appraisals performed by Member of the Appraisal Institute, or MAI, designated appraisers. Subsequent to the year of funding, LTV ratios are updated annually between June 1st and September 30th using internal valuations based on property income and market capitalization rates. LTV ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller LTV ratio generally indicates a higher quality loan.

As of December 31, 2010 and 2009, the mortgage loan portfolio had weighted-average LTV ratios of 57.0% and 53.5%, respectively. The slight increase in the LTV ratio is driven by a reduction in the market values of the underlying properties, which is the result of a distressed commercial real estate market. The weighted average LTV ratio was 55.2% and 49.4% for loans funded during 2010 and 2009, respectively. For loans originated during 2010, 31.7% had a LTV ratio of 50% or less, and no loans had a LTV ratio of more than 75%. For loans originated during 2009, 44.8% had a LTV ratio of 50% or less, and no loans had a LTV ratio of more than 70%. The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of December 31, 2010		As of December 31, 2009
	Carrying Value	% of Total	Carrying Value	% of Total

Debt Service Coverage Ratio:
> or = 1.60	$896.4	52.1%	$637.5	52.8%
1.40—1.59	327.1	19.0	222.2	18.4
1.20—1.39	295.7	17.2	158.4	13.1
1.00—1.19	117.7	6.8	109.9	9.1
0.85—0.99	32.0	1.9	30.0	2.5
< 0.85	51.3	3.0	48.9	4.1

Total	$1,720.2	100.0%	$1,206.9	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of December 31, 2010 and 2009, the mortgage loan portfolio had weighted-average DSCRs of 1.73 and 1.75, respectively. For loans originated during the years ended December 31, 2010 and 2009, 58.4% and 58.9%, respectively, had a debt-service coverage ratio of 1.60 or more.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of December 31, 2010		As of December 31, 2009
	Carrying Value	% of Total	Carrying Value	% of Total

Region:
California	$533.6	31.0%	$346.0	28.6%
Washington	270.4	15.7	222.9	18.5
Texas	168.9	9.8	125.6	10.4
Oregon	95.6	5.6	88.0	7.3
Florida	54.9	3.2	23.9	2.0
Other	596.8	34.7	400.5	33.2

Total	$1,720.2	100.0%	$1,206.9	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of December 31, 2010		As of December 31, 2009
	Carrying Value	% of Total	Carrying Value	% of Total

Property Type:
Shopping Centers and Retail	$735.7	42.8%	$472.9	39.2%
Office Buildings	460.8	26.8	339.2	28.1
Industrial	433.9	25.2	345.7	28.6
Multi-Family	46.8	2.7	34.9	2.9
Other	43.0	2.5	14.2	1.2

Total	$1,720.2	100.0%	$1,206.9	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross mortgage loans by contractual maturity date:

	As of December 31, 2010		As of December 31, 2009
	Carrying Value	% of Total	Carrying Value	% of Total

Years to Maturity:
Due in one year or less	$6.3	0.4%	$2.4	0.2%
Due after one year through five years	107.1	6.2	100.0	8.3
Due after five years through ten years	871.9	50.7	541.8	44.9
Due after ten years	734.9	42.7	562.7	46.6

Total	$1,720.2	100.0%	$1,206.9	100.0%

For more information and further discussion of our allowance of mortgage loans, see Note 6 to the Consolidated Financial Statements.

Investments in Limited Partnerships—Tax Credit Investments

We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in years one through ten. As of December 31, 2010, we were invested in 16 limited partnership interests related to federal affordable housing projects and other various state tax credit funds. We accounted for these investments under the equity method and they are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income.

	Years Ended December 31,
	2010	2009	2008

Amortization related to tax credit investments, net of tax benefit	$(6.3)	$(5.9)	$(7.8)
Affordable housing tax credits	10.9	9.6	8.3

Impact to net income	$4.6	$3.7	$0.5

The following table provides the future estimated impact to net income:

Impact to
Net Income

2011	$8.1
2012	12.9
2013	13.3
2014 and beyond	39.1

Estimated impact to net income (net of taxes)	$73.4

Liquidity and Capital Resources

Symetra conducts all of its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends and permitted tax sharing payments from its subsidiaries are Symetra’s principal sources of cash to pay dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations. On January 27, 2010, Symetra completed an initial public offering of its common stock and received net proceeds of $282.5, which further enhanced our liquidity and capital resources.

We have and intend to pay quarterly cash dividends on our common stock and warrants. Our current rate is $0.05 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “—Dividends and Regulatory Requirements” below for further discussion.

Over the past few years, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. During the year ended December 31, 2010, the economy began to slowly recover. The credit markets remained tight, and we continued to experience a low interest rate environment through most of 2010, although interest rates began to rise in late 2010. In managing the challenging market conditions over the past couple of years, we benefited from the diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	Sales for the year ended December 31, 2010 were solid across all distribution channels. Although below the record levels for the same period in 2009, sales continued to generate strong cash inflows on our deposit contracts (annuities and universal life policies, including BOLI).

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	The amount of AOCI, net of taxes, on our balance sheet increased to income of $432.5 as of December 31, 2010 from a loss of $49.7 as of December 31, 2009. The primary driver was an increase in the fair value of our available-for-sale securities, due to the low interest rate environment.

•	As of December 31, 2010, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew $127.3 to $925.7 for 2010, from $798.4 for 2009.

•	To support the sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our life insurance company, Symetra Life Insurance Company. As of December 31, 2010, Symetra Life Insurance Company had a risk-based capital ratio of approximately 480%. This capital level provides more than adequate capital levels for growth of our business.

Liquidity Requirements and Sources of Liquidity

The liquidity requirements of Symetra’s insurance subsidiaries principally relate to the liabilities associated with their insurance and investment products, operating costs and expenses, the payment of dividends to the holding company, and payment of income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy and contract surrenders and withdrawals and policy loans. Historically, Symetra’s insurance subsidiaries have used cash flows from operations, cash flows from invested assets and sales of investment securities to fund their liquidity requirements.

In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables. The total represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $234.3 and $247.2 as of December 31, 2010 and 2009, respectively.

	As of December 31, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total

Illiquid Liabilities
Structured settlements & other SPIAs (1)	$6,670.4	31.4%	$6,703.6	35.1%
Deferred annuities with 5-year payout provision or MVA (2)	377.1	1.8	381.0	2.0
Traditional insurance (3)	185.6	0.9	185.8	1.0
Group health & life (3)	95.9	0.4	97.2	0.5

Total illiquid liabilities	7,329.0	34.5	7,367.6	38.6
Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI) (4)	4,444.0	20.9	3,865.1	20.2
Deferred annuities with surrender charges of 5% or higher	6,176.8	29.1	4,788.2	25.1
Universal life with surrender charges of 5% or higher	181.7	0.9	152.5	0.8

Total somewhat liquid liabilities	10,802.5	50.9	8,805.8	46.1
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	462.6	2.2	412.4	2.2
Less than 3%	231.2	1.1	87.6	0.5
No surrender charges (5)	1,946.9	9.2	1,950.7	10.2
Universal life with surrender charges less than 5%	439.9	2.0	441.7	2.3
Other (6)	21.9	0.1	24.2	0.1

Total fully liquid liabilities	3,102.5	14.6	2,916.6	15.3

Total	$21,234.0	100.0%	$19,090.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of December 31, 2010 and 2009, our insurance subsidiaries had liquid assets of $20.8 billion and $18.1 billion, respectively, and Symetra had liquid assets of $89.7 and $33.3, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $277.1 and $259.9 as of December 31, 2010 and 2009, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during 2010.

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

Capitalization

Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of December 31,
	2010	2009

Notes payable	$449.0	$448.9
Stockholders’ equity	2,380.6	1,433.3

Total capital	$2,829.6	$1,882.2

Our capitalization increased $947.4 as of December 31, 2010 compared to December 31, 2009 due to an increase in stockholders’ equity. This increase was driven by an increase in AOCI, the net proceeds received from our IPO, and the generation of net income of $200.9, offset partially by current year dividends. AOCI improved primarily due to improved valuation of available-for-sale fixed maturities, primarily corporate securities. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.

Debt

The following table summarizes our debt instruments:

		Maximum Amount Available as of		Amount Outstanding as of
	Maturity	December 31,	December 31,	December 31,	December 31,
Description	Date	2010	2009	2010	2009

Senior notes payable	4/1/2016	$300.0	$300.0	$300.0	$300.0
Capital Efficient Notes (CENts)	10/15/2067	150.0	150.0	150.0	150.0
Revolving credit facility:
Bank of America, N.A.	8/16/2012	200.0	200.0	—	—

Total notes payable and revolving credit facility		$650.0	$650.0	$450.0	$450.0

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

For a description of additional terms of this facility, see Note 12 to the Consolidated Financial Statements.

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

For a description of additional terms of this facility, see Note 12 to the Consolidated Financial Statements.

Revolving Credit Facility

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

For a description of additional terms of this facility, see Note 12 to the Consolidated Financial Statements.

Dividends and Regulatory Requirements

The payment of dividends and other distributions to Symetra by its insurance subsidiaries is controlled by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the twelve months ended December 31, 2010, Symetra received dividends of $40.0 from its insurance subsidiaries. Symetra received no dividends from its insurance subsidiaries in 2009.

Based on our statutory results, as of December 31, 2010, Symetra’s insurance subsidiaries may pay it dividends of up to $194.0 during 2011 without needing to obtain regulatory approval. A dividend of $20.0 was paid from our subsidiaries to us on March 4, 2011, leaving $174.0 available for our insurance subsidiaries to dividend to us during 2011 without having to seek approval.

We declared and paid quarterly dividends of $0.05 per common share for a total of $20.6 during the second, third, and fourth quarters of 2010. On February 9, 2011, we declared a dividend of $0.05 per common share to shareholders, warrant holders, and unvested restricted shareholders of record as of February 22, 2011, for a total of $6.9, paid by March 9, 2011.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated.

	Years Ended December 31,
	2010	2009	2008

Net cash flows provided by operating activities	$925.7	$798.4	$733.0
Net cash flows used in investing activities	(2,456.8)	(2,142.3)	(976.8)
Net cash flows provided by financing activities	1,547.9	1,133.7	457.9

Operating Activities

Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for premiums on our group medical stop-loss, group life and term life insurance products, income on our investments, including dividends and interest, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:

•	Years ended December 31, 2010 and 2009. Net cash provided by operating activities for 2010 was $925.7, a $127.3 increase over 2009. This was primarily driven by increased net investment income driven by an increase in average assets, a decline in paid commissions related to our deferred annuity products on lower sales, and a decrease in group medical stop-loss paid claims.

•	Years ended December 31, 2009 and 2008. Net cash provided by operating activities for 2009 was $798.4, a $65.4 increase over 2008. This was primarily driven by an increase in our invested assets resulting in an increase in cash flows (interest receipts) on our investments and a reduction in operating expenses due to disciplined expense management and decreased federal income tax payments. Decreased premiums and increased claims related to our group medical stop-loss product partially offsets these increases.

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations. The following discussion highlights key drivers in the level of cash flows used in our investing activities:

•	Years ended December 31, 2010 and 2009. Net cash used in investing activities for the year ended December 31, 2010 was $2,456.8, a $314.5 increase over the same period in 2009. This increase was primarily the result of increased purchases of fixed maturities and higher originations of mortgage loans, as we deployed cash generated from sales of fixed deferred annuities and BOLI, as well as net proceeds from our IPO. These were partially offset by an increase in cash received from prepayments, maturities and calls on fixed maturities, and strategic sales of fixed maturities.

•	Years ended December 31, 2009 and 2008. Net cash used in investing activities for the year ended December 31, 2009 was $2,142.3, a $1,165.5 increase over the same period in 2008. This increase was primarily the result of higher purchases of fixed maturities, as we deployed cash generated on increased sales of fixed deferred annuities.

Financing Activities

Cash flows from our financing activities are primarily driven by the amounts and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from our issuances of common stock, as well as the amounts and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, and dividend distributions to our stock and warrant holders. The following discussion highlights key drivers in the level of cash flows generated from our financing activities:

•	Years ended December 31, 2010 and 2009. Net cash provided by financing activities for the year ended December 31, 2010 was $1,547.9, a $414.2 increase over the same period in 2009. This was primarily due to net IPO proceeds of $282.5 received during the first quarter of 2010 and an increase in policyholder deposits, primarily related to increased BOLI deposits offset by decreased fixed annuity deposits.

•	Years ended December 31, 2009 and 2008. Net cash provided by financing activities for the year ended December 31, 2009 was $1,133.7, a $675.8 increase over the same period in 2008. This was primarily due to a $609.2 increase in deposits primarily related to the sales of fixed deferred annuities.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of our operations. The estimated cash payments related to these obligations as of December 31, 2010 are set forth in the table below. The estimated payments reflected in this table are based on management’s estimates and assumptions, which are necessarily subjective. Actual cash out flows in future periods will vary, possibly materially. Further, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the table below. In addition, our operations involve significant expenditures that are not based upon commitments, including expenditures for payroll and income taxes.

	Payments Due by Year
					2016 and
	Total	2011	2012-2013	2014-2015	thereafter

Contractual Obligations
Insurance obligations (1)	$41,556.9	$1,827.7	$3,972.0	$3,989.3	$31,767.9
Notes payable	450.0	—	—	—	450.0
Interest on notes payable	188.2	30.8	61.7	61.7	34.0
Purchase obligations:
Investments in limited partnerships (2)	77.5	50.8	26.7	—	—
Servicing fees (3)	39.8	11.2	22.2	6.4	—
Other (4)	44.3	41.2	3.1	—	—
Operating lease obligations (5)	34.6	7.7	15.2	11.6	0.1

Total	$42,391.3	$1,969.4	$4,100.9	$4,069.0	$32,252.0

(1)	Includes estimated claim and benefit, policy surrender, reinsurance premiums and commission obligations on in force insurance policies and deposit contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. In contrast to this table, our obligations recorded in our consolidated balance sheets do not incorporate future credited interest for deposit contracts or tabular interest for insurance policies. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future annuity and contract benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included the variable separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets.

(2)	We have investments in sixteen limited partnership interests related to tax credit investments, and five private equity partnerships. We will provide capital contributions to the five private equity partnerships through 2013 with a remaining committed amount of $11.5 at the discretion of the general partner, subject to certain contribution limits. Since the timing of payment is uncertain, the unfunded amount has been included in the payment due in less than one year. For more information, see Note 16 to the Consolidated Financial Statements. Amounts recorded on the balance sheet are included in “other liabilities.”

(3)	Includes contractual commitments for a service agreement to outsource the majority of our information technology infrastructure. For more information, see Note 16 to the Consolidated Financial Statements.

(4)	In connection with the acquisition of MRM in May 2007, we committed to pay $14.0 to the selling stockholder over a period of five years, including $10.2 that is contingent upon the achievement of certain annual profitability targets. Also includes unfunded mortgage loan commitments of $39.2, as of December 31, 2010.

(5)	Includes minimum rental commitments on leases for office space and certain equipment. For more information, see Note 16 to the Consolidated Financial Statements.

Off-balance Sheet Transactions

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to potential fluctuations in earnings, cash flows and the fair value of certain assets and liabilities due to changes in market interest rates and equity prices. We enter into market-sensitive instruments primarily for purposes other than trading, namely, to support our insurance liabilities.

Interest Rate Risk

Our exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. A gradual increase in market interest rates from current levels would generally be a favorable development for us. If market interest rates increase we would expect to earn additional investment income, have increased annuity and universal life insurance sales, and limit the potential risk of margin erosion due to minimum guaranteed crediting rates. However, if interest rates rise quickly enough within a short time period, certain lines of business that are interest sensitive are exposed to lapses as policyholders seek higher yielding investments.

Our investment portfolios primarily consist of investment grade fixed maturity securities, including public and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and commercial mortgage loans. The carrying value of our investment portfolio as of December 31, 2010 and 2009 was $23.5 billion and $20.2 billion, respectively, of which 90.6% in 2010 and 92.1% in 2009 was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. The fair value of our fixed maturities fluctuates depending on the interest rate environment. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase and we would generally be unable to reinvest the proceeds of such prepayments at comparable yields. The weighted-average effective duration of our fixed maturity portfolio was approximately 5.7 and 5.4 years and as of December 31, 2010 and 2009, respectively.

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

Derivative Financial Instruments

We have minimal investments in derivative financial instruments. We use indexed call options to manage our exposure to changes in indices. Our exposure is related to our FIA block of business, which credits policyholders’ account values based on gains in these indices.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. With the assistance of our investment advisor, we use a fixed-income analytics tool to model and calculate the duration and convexity of our asset portfolio. Under this model, with all other factors constant and assuming no offsetting change in the fair value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturities portfolio to decline by approximately $1.20 billion and $1.00 billion, based on our securities positions as of December 31, 2010 and 2009, respectively. Under the same model, we estimate our Income Annuities segment’s fixed maturities portfolio, the majority of which are long duration assets, would decline by approximately $0.48 billion and $0.44 billion, based on our positions as of December 31, 2010 and 2009, respectively.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the equity markets resulting from a hypothetical broad-based decline in equity market prices of 10%. Using this assumption, with all other factors constant, we estimate that such a decline in equity market prices would cause the fair value of our investment portfolio to decline by approximately $30.9 and $23.2, as of December 31, 2010 and 2009, respectively. In addition, fluctuations in equity market prices affect our revenues and returns related to our variable annuity and life products, which depend upon fees that are related primarily to the fair value of the underlying assets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symetra Financial Corporation

We have audited the accompanying consolidated balance sheets of Symetra Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetra Financial Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2009, the Company changed its method of accounting for other-than-temporary impairments of fixed maturity securities.

/s/  Ernst & Young LLP

Seattle, Washington
March 16, 2011

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In millions, except share and per share data)

ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (cost: $20,416.5 and $18,553.7, respectively)	$21,281.8	$18,594.3
Marketable equity securities, at fair value (cost: $52.8 and $52.6, respectively)	45.1	36.7
Trading securities:
Marketable equity securities, at fair value (cost: $168.0 and $165.9, respectively)	189.3	154.1
Mortgage loans, net	1,713.0	1,199.6
Policy loans	71.5	73.9
Investments in limited partnerships (includes $36.5 and $24.7 measured at fair value, respectively)	186.9	110.2
Other invested assets	12.6	12.2

Total investments	23,500.2	20,181.0
Cash and cash equivalents	274.6	257.8
Accrued investment income	257.6	237.2
Accounts receivable and other receivables	65.6	70.1
Reinsurance recoverables	280.8	276.6
Deferred policy acquisition costs	250.0	250.4
Goodwill	28.4	26.3
Current income tax recoverable	3.0	20.2
Deferred income tax assets, net	—	191.2
Other assets	95.0	84.5
Separate account assets	881.7	840.1

Total assets	$25,636.9	$22,435.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$20,953.3	$18,816.7
Future policy benefits	398.4	394.9
Policy and contract claims	116.6	125.6
Unearned premiums	12.2	12.1
Other policyholders’ funds	111.0	113.8
Notes payable	449.0	448.9
Deferred income tax liabilities, net	99.0	—
Other liabilities	235.1	250.0
Separate account liabilities	881.7	840.1

Total liabilities	23,256.3	21,002.1
Commitments and contingencies (Note 16)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010; 92,729,455 shares issued and outstanding as of December 31, 2009	1.2	0.9
Additional paid-in capital	1,450.2	1,165.7
Retained earnings	496.7	316.4
Accumulated other comprehensive income (loss), net of taxes	432.5	(49.7)

Total stockholders’ equity	2,380.6	1,433.3

Total liabilities and stockholders’ equity	$25,636.9	$22,435.4

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share data)

Revenues:
Premiums	$473.0	$470.1	$486.1
Net investment income	1,199.4	1,113.6	956.5
Policy fees, contract charges, and other	166.3	159.9	166.5
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(53.3)	(191.2)	(86.4)
Less: portion of losses recognized in other comprehensive income	32.4	104.7	—

Net impairment losses recognized in earnings	(20.9)	(86.5)	(86.4)
Other net realized investment gains (losses)	60.7	57.2	(71.6)

Total net realized investment gains (losses)	39.8	(29.3)	(158.0)

Total revenues	1,878.5	1,714.3	1,451.1
Benefits and expenses:
Policyholder benefits and claims	335.1	350.5	348.5
Interest credited	899.5	846.8	766.1
Other underwriting and operating expenses	256.7	252.7	265.8
Interest expense	31.9	31.8	31.9
Amortization of deferred policy acquisition costs	66.2	51.4	25.8

Total benefits and expenses	1,589.4	1,533.2	1,438.1
Income from operations before income taxes	289.1	181.1	13.0
Provision (benefit) for income taxes:
Current	57.7	6.7	23.8
Deferred	30.5	46.1	(32.9)

Total provision (benefit) for income taxes	88.2	52.8	(9.1)

Net income	$200.9	$128.3	$22.1

Net income per common share:
Basic	$1.48	$1.15	$0.20
Diluted	$1.48	$1.15	$0.20
Weighted-average number of common shares outstanding:
Basic	135.609	111.622	111.622
Diluted	135.618	111.626	111.622
Cash dividends declared per common share	$0.15	$—	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
			(In millions)

Balances as of January 1, 2008	$0.9	$1,165.5	$131.2	$(12.5)	$1,285.1
Cumulative effect adjustment—new accounting guidance (net of taxes: $(10.3))	—	—	19.1	(19.1)	—
Comprehensive income, net of taxes:
Net income	—	—	22.1	—	22.1
Other comprehensive loss (net of taxes: $(549.8))	—	—	—	(1,021.0)	(1,021.0)

Total comprehensive loss, net of taxes					(998.9)

Balances as of December 31, 2008	$0.9	$1,165.5	$172.4	$(1,052.6)	$286.2

Balances as of January 1, 2009	$0.9	$1,165.5	$172.4	$(1,052.6)	$286.2
Cumulative effect adjustment—new accounting guidance (net of taxes: $(8.4))	—	—	15.7	(15.7)	—
Comprehensive income, net of taxes:
Net income	—	—	128.3	—	128.3
Other comprehensive income (net of taxes: $548.5)	—	—	—	1,018.6	1,018.6

Total comprehensive income, net of taxes					1,146.9
Stock-based compensation	—	0.2	—	—	0.2

Balances as of December 31, 2009	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3

Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3
Common stock issued (net of issuance costs: $20.6)	0.3	282.2	—	—	282.5
Comprehensive income, net of taxes:
Net income	—	—	200.9	—	200.9
Other comprehensive income (net of taxes: $259.6)	—	—	—	482.2	482.2

Total comprehensive income, net of taxes					683.1
Stock-based compensation	—	2.3	—	—	2.3
Dividends declared	—	—	(20.6)	—	(20.6)

Balances as of December 31, 2010	$1.2	$1,450.2	$496.7	$432.5	$2,380.6

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities
Net income	$200.9	$128.3	$22.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) and losses	(39.8)	29.3	158.0
Accretion and amortization of invested assets	38.2	25.2	36.4
Accrued interest on bonds	(39.6)	(36.7)	(33.4)
Amortization and depreciation	15.6	14.3	14.6
Deferred income tax provision (benefit)	30.5	46.1	(32.9)
Interest credited on deposit contracts	899.5	846.8	766.1
Mortality and expense charges and administrative fees	(103.1)	(100.2)	(96.7)
Changes in:
Accrued investment income	(20.4)	(30.9)	(11.8)
Deferred policy acquisition costs, net	(61.7)	(106.2)	(89.6)
Other receivables	(6.7)	(18.3)	(13.7)
Future policy benefits	3.5	2.8	7.2
Policy and contract claims	(9.0)	(7.5)	22.2
Current income tax recoverable	17.2	0.8	(16.6)
Other assets and liabilities	(0.4)	6.6	1.2
Other, net	1.0	(2.0)	(0.1)

Total adjustments	724.8	670.1	710.9

Net cash provided by operating activities	925.7	798.4	733.0
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(4,884.9)	(4,014.7)	(2,286.7)
Other invested assets and investments in limited partnerships	(77.9)	(36.2)	(33.5)
Issuances of mortgage loans	(592.1)	(290.8)	(224.5)
Issuances of policy loans	(17.3)	(18.0)	(16.2)
Maturities, calls, paydowns, and other	1,987.2	1,312.8	922.0
Securities lending collateral returned, net	—	103.7	174.4
Acquisitions, net of cash received	(2.0)	(2.0)	(9.2)
Sales of:
Fixed maturities and marketable equity securities	1,017.4	660.1	371.8
Other invested assets and investments in limited partnerships	21.1	45.3	29.6
Repayments of mortgage loans	76.1	73.5	80.1
Repayments of policy loans	18.6	18.2	17.0
Other, net	(3.0)	5.8	(1.6)

Net cash used in investing activities	(2,456.8)	(2,142.3)	(976.8)
Cash flows from financing activities
Policyholder account balances:
Deposits	$2,649.6	$2,580.0	$1,970.8
Withdrawals	(1,357.9)	(1,353.6)	(1,322.0)
Securities lending collateral paid, net	—	(103.7)	(174.4)
Net proceeds from issuance of common stock	282.5	—	—
Cash dividends paid on common stock	(20.6)	—	—
Other, net	(5.7)	11.0	(16.5)

Net cash provided by financing activities	1,547.9	1,133.7	457.9

Net increase (decrease) in cash and cash equivalents	16.8	(210.2)	214.1
Cash and cash equivalents at beginning of period	257.8	468.0	253.9

Cash and cash equivalents at end of period	$274.6	$257.8	$468.0

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$31.1	$31.0	$31.3
Income taxes	40.5	5.6	40.4
Non-cash transactions during the year:
Investments in limited partnerships and capital obligations incurred	21.3	10.7	4.2
Bond exchanges	125.9	206.6	50.7

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)

1.	Organization and Description of Business

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

On January 27, 2010, the Company completed the initial public offering (IPO) of its common stock at an offering price of $12.00 per share. The IPO included 25.260 newly issued shares of common stock sold by the Company and 9.700 existing shares of common stock sold by selling stockholders. The Company received net proceeds from the offering of approximately $282.5. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Common and Preferred Stock

The Company has 750.000 authorized shares of common stock, $0.01 par value per share, and 10.000 authorized shares of preferred stock, $0.01 par value per share. The Company’s Board of Directors has the authority to designate the preferred stock into series and to designate the voting powers, preferences and other rights of the shares of each series without further stockholder approval. The Company also has warrants outstanding as of December 31, 2010, which are recorded in total stockholders’ equity. The warrants are exercisable at any time until August 2, 2014, to acquire 18.976 shares of common stock at an exercise price of $11.49 per share and can be net-share settled at the option of the warrant holder.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The audited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the audited consolidated financial statements and accompanying notes.

The most significant estimates include those used to determine the following: valuation of investments; the identification of other-than-temporary impairments (OTTI) of investments; the balance, recoverability and amortization of deferred policy acquisition costs (DAC); and the liabilities for funds held under deposit contracts, future policy benefits, and policy and contract claims. The recorded amounts reflect management’s best estimates, though actual results could differ from those estimates.

The audited consolidated financial statements include the accounts of Symetra Financial and its subsidiaries that are wholly owned, directly or indirectly. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation. For the years ended December 31, 2009 and 2008, this included reclassifications of $103.5 and $98.7, respectively, related to cost of insurance charges on universal life-type (UL) contracts. These amounts were reclassified from premium revenues to policy fees, contract charges and other revenues on the consolidated statements of income. These reclassifications did not change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

total revenues or amounts previously reported as other revenues that are now included in policy fees, contract charges and other.

Recognition of Insurance Revenue and Related Benefits

The Company’s group life and health insurance policies are short duration contracts. Premiums from these products are recognized as revenue when earned over the life of the policy and a liability for the portion of premiums unearned is reported on the consolidated balance sheets. Benefit claims are charged to operations as incurred.

Traditional individual life insurance products, including term and whole life insurance products, are long-duration contracts, and the associated premiums and benefits are fixed and guaranteed. Premiums from these products are recognized as revenue and considered earned when due. As premiums are earned, the Company establishes a reserve for future policy benefits associated with those premiums, resulting in the recognition of profits over the life of the policy.

Deposits related to universal life, bank-owned life insurance (BOLI), limited payment and investment-type products are credited to policyholder account balances and reflected as liabilities, rather than as premium income, when received. Revenues from these contracts consist of net investment income on the policyholders’ fund balances and amounts assessed during the period for cost of insurance, policy administration, and surrender charges. The Company includes such costs in policy fees, contract charges, and other in the consolidated statements of income. Expenses that are charged to operations for these products include interest credited and benefit claims incurred in excess of related policyholder account balances.

Fees for variable annuity and variable life products include mortality and expense charges, policy administration charges, and surrender charges. These fees are charged to policyholders’ accounts based upon the daily net assets of the policyholders’ account values, and are recognized in policy fees, contract charges, and other on the consolidated statements of income when charged.

Investments

Available-for-Sale Securities

The Company classifies its investments in fixed maturities and certain marketable equity securities as available-for-sale and carries them at fair value. Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stock. Marketable equity securities classified as available-for-sale primarily include nonredeemable preferred stock.

The Company reports net unrealized investment gains (losses) related to its available-for-sale securities in accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity, net of related DAC and deferred income taxes.

The Company reports interest and dividends earned in net investment income. Interest income for fixed maturities is recognized using the effective yield method. When the collectability of interest income for fixed maturities is considered doubtful, any accrued but uncollectible interest is excluded from investment income in the current period. The Company then places the securities on nonaccrual status, and they are not restored to accrual status until all delinquent interest and principal are paid. For mortgage-backed securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, the Company compares actual prepayments to anticipated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

prepayments and recalculates the effective yield to reflect actual payments plus anticipated future payments. The Company includes any resulting adjustment in net investment income.

Trading Securities

The Company has elected fair value accounting for its investments in common stock. As a result, the impact of changes in the fair value of the Company’s trading portfolio is recorded in net realized investment gains (losses) in the consolidated statements of income. The Company believes this presents its investment results for these securities on a basis that is consistent with management’s operating principles, as the Company considers changes in fair value on these securities when evaluating its performance. Dividends earned on trading securities are reported in net investment income.

Investment Valuation and Sales

The Company uses quoted market prices or public market information to determine the fair value of its investments when available. When such information is not available, as in the case of securities that are not publicly traded, the Company uses other valuation techniques. These techniques include evaluating discounted cash flows, identifying comparable securities with quoted market prices, and using internally-prepared valuations based on certain modeling and pricing methods. The Company’s investment portfolio as of December 31, 2010 and 2009 included $892.9 and $901.3, respectively, of fixed maturities that were not publicly traded. See Note 7 for additional disclosures about fair value measurements.

The cost of securities sold is determined using the specific-identification method.

Other-Than-Temporary Impairments

Investments are considered to be impaired when a decline in fair value below a security’s amortized cost is judged to be other-than-temporary. The Company’s review of investment securities includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with the terms and covenants of the security. See Note 4 for additional discussion about the Company’s process for identifying and recording OTTI.

Mortgage Loans

The Company carries its mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Loan origination fees and costs are deferred and amortized over the life of the loan. Interest income, including amortization of deferred fees and expenses, is recorded in net investment income. See Note 6 for further discussion of the Company’s allowance for loan losses.

Policy Loans

Policy loans are carried at unpaid principal balances. Policy loans are secured and are not granted for amounts in excess of the accumulated cash surrender value of the policy or contract.

Investments in Limited Partnerships

Investments in limited partnerships consist of investments in limited partnerships that operate affordable housing projects and state tax credit funds (collectively, “tax credit investments”). These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

investments are accounted for under the equity method and recorded at amortized cost, with amortization recorded in net investment income. The present value of any unfunded commitments related to these investments is recorded in other liabilities.

Investments in limited partnerships also include investments in private equity and hedge funds recorded at fair value. The impact of changes in the fair value of private equity and hedge funds is recorded in net investment income.

The Company’s investments in certain limited partnerships meet the definition of a variable interest entity (VIE). Based on the analyses of these interests, the Company is not considered the “primary beneficiary” of any of these partnerships and therefore has not consolidated them. The maximum exposure to loss as a result of the Company’s involvement in these VIEs was $208.0 and $147.3 as of December 31, 2010 and 2009, respectively. The maximum exposure to loss includes commitments to provide future capital contributions as described in Note 16.

Derivative Financial Instruments

The Company’s recognition of changes in fair value of a derivative depends on the intended use of the derivative and the extent to which it is effective as part of a hedging transaction. Derivative financial instruments currently held consist primarily of S&P 500 index options and are included in other invested assets at fair value on the Company’s consolidated balance sheets. See Note 5 for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $261.0 and $244.4 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, cash equivalents of $257.9 and $223.8, respectively, were held at a single highly rated financial institution.

Reinsurance

The Company utilizes reinsurance agreements to manage its exposure to potential losses. The Company reinsures all or a portion of its risk to reinsurers for certain types of directly written business. In addition, the Company reinsures through pools to cover catastrophic losses. The Company remains liable to its policyholders to the extent that counterparties to reinsurance contracts do not meet their contractual obligations. Accordingly, the future policy benefit reserves and policy and contract claims liabilities are reported gross of any related reinsurance recoverables, which are reported as assets. The Company reports premiums, benefits, and settlement expenses net of reinsurance on the consolidated statements of income. The Company accounts for reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Deferred Policy Acquisition Costs

The Company defers certain costs, principally commissions, distribution costs and other underwriting costs, that vary with and are primarily related to the production of business. The Company limits deferrals to the lesser of the acquisition costs contained in the Company’s product pricing assumptions or actual costs incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The Company amortizes acquisition costs for deferred annuity contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the estimated future gross profits of each of these product lines. To do this, the Company makes assumptions as to surrender rates, mortality experience, maintenance expenses, and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to DAC amortization rates. For interest-sensitive life products, the Company regularly evaluates its assumptions and, when necessary, revises the estimated gross profits of these contracts, resulting in adjustments to DAC amortization. When such estimates are revised, they are recorded in current earnings. The Company adjusts the unamortized balance of DAC for the impact on estimated future gross profits as if net unrealized investment gains and losses on securities had been realized as of the balance sheet date. The Company includes the impact of this adjustment, net of tax, in AOCI.

The Company amortizes acquisition costs for immediate annuities using a constant yield approach.

The Company amortizes acquisition costs for traditional individual life insurance policies over the premium paying period of the related policies, using assumptions consistent with those used in computing policy benefit liabilities. The Company amortizes acquisition costs for group medical policies over the policy period of one year.

The Company conducts regular recoverability analyses for DAC asset balances associated with deferred and immediate annuity contracts, universal life contracts, and traditional life contracts. The Company compares the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance. As of December 31, 2010 and 2009, all of the DAC asset balances were considered recoverable.

For some products, policyholders can elect to modify product benefits, features, rights or coverage by exchanging a contract for a new contract; by amendment, endorsement or rider to a contract; or by election of a feature or coverage within a contract. These transactions are known as internal replacements. If the modification substantially changes the original contract, the DAC is immediately written off through income and any eligible costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC is retained and amortized over the life of the modified contract and any acquisition costs associated with the related modification are expensed.

Deferred Sales Inducements

The Company offers sales inducements on certain deferred annuity contracts. The inducement interest entitles the contract holder to an incremental amount of interest to be credited to the account value over a 12- to 60-month period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. Deferred sales inducements to contract holders are reported as other assets and amortized into interest credited using the same methodology and assumptions used to amortize DAC. Deferred sales inducement balances are subject to regular recoverability testing to ensure that capitalized amounts do not exceed the present value of anticipated gross profits.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually. No impairment was recorded for the years ended December 31, 2010, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Leases

Certain operating leases of the Company provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. Rent holidays, rent incentives, and tenant improvement allowances are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent funds that are invested on behalf of the Company’s variable annuity, life, and universal life policyholders. The assets of each separate account are legally segregated and are not subject to claims that arise out of the Company’s other business activities. Investment risks associated with market value changes are borne by the policyholder, except to the extent of guaranteed minimum death benefits (GMDB) made by the Company with respect to certain accounts. Net investment income and realized investment gains and losses accrue directly to the policyholders and are not included in the Company’s revenues. Separate account liabilities primarily represent the policyholder’s account balance in the separate account. Fees charged to policyholders include mortality, policy administration, and surrender charges and are included in policy fees, contract charges, and other on the consolidated statements of income.

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

Funds Held Under Deposit Contracts

Liabilities for fixed deferred annuity contracts and universal life policies, including BOLI, are computed as deposits net of withdrawals made by the policyholder, plus amounts credited based on contract specifications, less contract fees and charges assessed, plus any additional interest. For single premium immediate annuities (SPIAs), including structured settlements, future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Liabilities are based on discounted amounts of estimated future benefits. Contingent future benefits are discounted with pricing mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue. The interest rates within the pattern vary over time and start with interest rates that prevailed at contract issue. As of December 31, 2010, the weighted-average implied interest rate on the existing book of business was 5.9% and is expected to grade to 6.5% during the next 20 years.

Future Policy Benefits

The Company computes liabilities for future policy benefits under traditional individual life and group life insurance policies on the level premium method, which uses a level premium assumption to fund reserves. The Company selects the level premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The Company sets the interest, mortality, and persistency assumptions in the year of issue and includes a provision for adverse deviation. The provision for adverse deviation is intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions. These liabilities are contingent upon the death of the insured while the policy is in force. The Company derives mortality assumptions from both company-specific and industry statistics. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Company discounts future benefits at interest rates that vary by year of policy issue. These rates are initially set to be consistent with portfolio rates at the time of issue, and are graded to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are set at the time each product is introduced and are not updated for actual experience unless the total product liability amount is determined to be inadequate to cover future policy benefits.

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group health insurance policies and are established on the basis of reported losses (case basis method). The Company also provides for claims incurred but not reported (IBNR), based on expected loss ratios, claims paying completion patterns and historical experience. The Company reviews estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are reflected in current operating results. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR claim liability increases.

Stock-based Compensation

The Company accounts for stock-based compensation based on the fair value of the awards on the grant date. Compensation expense for these awards is recognized over the requisite service period, using the straight-line method. See Note 15 for further discussion.

Income Taxes

Income taxes have been determined using the liability method. The provision for income taxes has two components: amounts currently payable or receivable and deferred income taxes. The deferred income taxes are calculated as the difference between the book and tax bases of the appropriate assets and liabilities and are measured using enacted tax rates. Deferred tax assets are recognized only to the extent that it is probable that future tax profits will be available. A valuation allowance is established where deferred tax assets cannot be recognized.

Adoption of New Accounting Pronouncements

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Receivables (ASC Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance increases required disclosure about financing receivables, including credit risk exposures and the allowance for credit losses; however, it does not change how credit losses are measured or recognized. It requires, on a disaggregated basis, new disclosures regarding allowances for credit losses, the credit quality of financing receivables, and loan impairments. The Company adopted this guidance as of December 31, 2010, for its financing receivables, primarily investments in mortgage loans. See Note 6 for the Company’s disclosures related to mortgage loans.

ASU 2010-6, Improving Disclosures about Fair Value Measurement

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures about Fair Value Measurement. The guidance in this ASU requires additional disclosures about an entity’s fair value measurements, including information about inputs to Level 2 measurements, gross transfers into and out of Levels 1 and 2, and information about activity for Level 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

measurements on a gross basis. It also clarifies the level of disaggregation required for existing fair value disclosures. The Company adopted this guidance on January 1, 2010, except for the provisions regarding activity for Level 3 measurements presented on a gross basis which, as permitted by the guidance, will be adopted on January 1, 2011. See Note 7 for the Company’s disclosures related to fair value measurements.

ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R)

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167 (ASC 810-10), Amendments to FASB Interpretation No. 46(R), which provides guidance for determining whether an entity is a variable interest entity (VIE); assessing which enterprise, if any, has a controlling financial interest in a VIE; and providing additional disclosures about involvement with such entities. This guidance changes the basis for determining the primary beneficiary of a VIE from a quantitative analysis to a primarily qualitative analysis and requires reassessment of this determination at each reporting period. The Company adopted this guidance on January 1, 2010, and it did not change the Company’s previous conclusions regarding its VIEs, which consist primarily of investments in limited partnerships.

ASC 320-10 (formerly FSP SFAS 115-2 and SFAS 124-2) Other-than-Temporary Impairments (OTTI)

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2 (ASC 320-10), Recognition and Presentation of Other-than-Temporary Impairments. This guidance amends OTTI guidance for fixed maturities and modifies the OTTI presentation and disclosure requirements for both fixed maturities and equity securities. Under this guidance, if a credit loss exists, it is recognized in earnings, whereas the portion due to other factors is recognized in other comprehensive income (loss). The Company elected to prospectively adopt the guidance effective January 1, 2009, which resulted in an increase of $15.7 (net of taxes of $8.4) to the opening balance of retained earnings with a corresponding decrease to AOCI.

To determine the cumulative effect of adoption, the Company compared the present value of cash flows expected to be received as of January 1, 2009, to the amortized cost basis of the fixed maturities. The cumulative effect adjustment increased the amortized cost of our fixed maturity securities, primarily corporate securities, by $24.1.

ASC 825-10 (formerly SFAS No. 159), Fair Value Option

On January 1, 2008, the Company prospectively adopted SFAS No. 159 (ASC 825-10), The Fair Value Option for Financial Assets and Financial Liabilities. The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction, or for existing financial assets and liabilities at the time of adoption, and may not be reversed. The Company elected the fair value option for certain of its investments in common stock, which are presented as trading securities, and its investments in private equity and hedge funds, regardless of ownership percentage, which are presented as investments in limited partnerships. The Company recorded an adjustment to increase retained earnings as of January 1, 2008 and increase accumulated other comprehensive loss by $29.4, or $19.1 net of taxes, to reclassify net unrealized gains as a result of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Accounting Pronouncements Not Yet Adopted

ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB issued ASU 2010-15, Financial Services—Insurance (Topic 944)—How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurer should only consider its ownership interests held within its general account when determining if it holds a controlling interest in an investment, thus excluding interests held in a separate account from the analysis. It does not change the guidance for consolidating investments when the general account holds a controlling interest. The Company will adopt this guidance on January 1, 2011 when it becomes effective, which will not change the Company’s current practice of excluding ownership interests held in its separate account from its consolidation analysis.

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance limits the amounts of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. Additionally, advertising costs must meet existing GAAP guidance for capitalization of advertising costs to be deferred under ASC 944. The guidance is effective for fiscal years beginning after December 15, 2011. Retrospective application, as well as early adoption, are permitted, but not required. The Company will adopt this guidance on January 1, 2012 and is evaluating the method and impact of adopting this guidance.

3.	Earnings Per Share

Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period, adjusted for the potential issuance of common stock if dilutive.

The Company’s outstanding warrants, exercisable for 18.976 common shares, are considered participating securities, which are potential common stock securities that are included in weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share using the two-class method. The warrants are considered participating securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis.

The Company has issued equity instruments to employees that are included in the computation of earnings per share, weighted for the portion of the period the shares were outstanding. These instruments include restricted stock, stock options and shares issued under the employee stock purchase plan. Refer to Note 15 for discussion of these plans.

Certain of the restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Non-participating restricted stock is included in diluted earnings per share based on the application of the treasury stock method. Estimated shares to be issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

under the employee stock purchase plan were included in diluted earnings per share based on the application of the treasury stock method.

For the year ended December 31, 2010, 2.950 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. There were no antidilutive awards outstanding as of December 31, 2009 or 2008. Also, performance units granted during 2010 were also excluded from the computation of diluted earnings per share, because the Company has a historical practice of and intent to settle these awards in cash. Refer to Note 17 for discussion of the performance units.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share data)

Numerator:
Net income, as reported	$200.9	$128.3	$22.1

Denominator:
Weighted-average common shares outstanding—basic	135.609	111.622	111.622
Add: Dilutive effect of equity instruments	0.009	0.004	—

Weighted-average common shares outstanding—diluted	135.618	111.626	111.622

Net income per common share:
Basic	$1.48	$1.15	$0.20
Diluted	$1.48	$1.15	$0.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

4.	Investments

The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The OTTI in AOCI represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also have a credit-related impairment.

					Other-Than-
	Cost or	Gross	Gross		Temporary
	Amortized	Unrealized	Unrealized	Fair	Impairments in
	Cost	Gains	Losses	Value	AOCI

As of December 31, 2010
Fixed maturities:
U.S. government and agencies	$30.3	$2.8	$—	$33.1	$(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	(0.2)
Corporate securities	13,891.7	855.3	(205.6)	14,541.4	(26.2)
Residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	(6.4)

Total fixed maturities	20,416.5	1,163.3	(298.0)	21,281.8	(76.2)
Marketable equity securities, available-for-sale	52.8	0.1	(7.8)	45.1	—

Total	$20,469.3	$1,163.4	$(305.8)	$21,326.9	$(76.2)

					Other-Than-
	Cost or	Gross	Gross		Temporary
	Amortized	Unrealized	Unrealized	Fair	Impairments in
As of December 31, 2009	Cost	Gains	Losses	Value	AOCI

Fixed maturities:
U.S. government and agencies	$41.6	$2.4	$(0.1)	$43.9	$(0.1)
State and political subdivisions	518.4	1.9	(37.3)	483.0	(1.3)
Corporate securities	12,300.2	483.8	(384.0)	12,400.0	(32.3)
Residential mortgage-backed securities	3,532.1	105.3	(101.0)	3,536.4	(39.9)
Commercial mortgage-backed securities	1,805.6	44.5	(60.7)	1,789.4	(4.0)
Other debt obligations	355.8	13.1	(27.3)	341.6	(4.3)

Total fixed maturities	18,553.7	651.0	(610.4)	18,594.3	(81.9)
Marketable equity securities, available-for-sale	52.6	0.1	(16.0)	36.7	—

Total	$18,606.3	$651.1	$(626.4)	$18,631.0	$(81.9)

Of the U.S. government and agencies securities, agencies comprised $13.9 and $23.7 of the fair value as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had $83.0 and $51.8, respectively, of convertible fixed maturities recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

As of December 31, 2010, financial institutions, U.S. federal government, and industrials industries represented 19.0%, 18.6% and 12.4%, respectively, of the Company’s investments in fixed maturity and marketable equity securities at fair value.

As of December 31, 2009, financial institutions, U.S. federal government, and industrials industries represented 21.7%, 18.6% and 11.6%, respectively, of the Company’s investments in fixed maturity and marketable equity securities at fair value.

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. For fixed maturities, gross unrealized losses include the portion of OTTI recorded in AOCI. The tables present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
As of December 31, 2010	Value	Losses	Securities	Value	Losses	Securities

Fixed maturities:
State and political subdivisions	139.1	(3.3)	19	146.9	(12.1)	24
Corporate securities	2,191.5	(92.2)	203	897.7	(113.4)	105
Residential mortgage-backed securities	525.8	(18.6)	37	273.1	(35.9)	42
Commercial mortgage-backed securities	160.5	(2.9)	26	63.2	(7.2)	17
Other debt obligations	41.4	(0.8)	7	94.9	(11.6)	10

Total fixed maturities	$3,058.3	$(117.8)	292	$1,475.8	$(180.2)	198
Marketable equity securities, available-for-sale	19.9	(0.7)	2	24.1	(7.1)	3

Total	$3,078.2	$(118.5)	294	$1,499.9	$(187.3)	201

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
As of December 31, 2009	Value	Losses	Securities	Value	Losses	Securities

Fixed maturities:
U.S. government and agencies	$2.2	$(0.1)	1	$—	$—	—
State and political subdivisions	67.7	(1.9)	18	299.7	(35.4)	49
Corporate securities	1,377.6	(33.3)	148	2,442.6	(350.7)	284
Residential mortgage-backed securities	579.9	(9.4)	30	404.6	(91.6)	65
Commercial mortgage-backed securities	94.9	(1.4)	11	622.8	(59.3)	44
Other debt obligations	37.8	(0.3)	6	89.6	(27.0)	15

Total fixed maturities	$2,160.1	$(46.4)	214	$3,859.3	$(564.0)	457
Marketable equity securities, available-for-sale	—	—	—	36.3	(16.0)	5

Total	$2,160.1	$(46.4)	214	$3,895.6	$(580.0)	462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Based on the National Association of Insurance Commissioners (NAIC) ratings, as of December 31, 2010 and 2009, the Company held below-investment-grade fixed maturities with fair values of $1,257.5 and $1,032.1, respectively, and amortized costs of $1,321.2 and $1,165.1, respectively. These holdings amounted to 5.9% and 5.6% of the Company’s investments in fixed maturities at fair value as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, $3,968.0, or 69.7%, and $3,458.3 or 64.9%, respectively, of the Company’s mortgage-backed securities were agency securities. The remaining $1,720.9 and $1,867.5, respectively, consisted of non-agency securities. Of these non-agency securities $1,240.1, or 72.1%, and $1,338.6, or 71.7%, respectively, were AAA-rated commercial mortgage-backed securities, and $329.7, or 19.2%, and $378.0, or 20.2%, were residential mortgage-backed securities classified as prime. Based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios, the Company classified $111.3 and $125.5, of its non-agency residential mortgage-backed securities as Alt-A as of December 31, 2010 and 2009, respectively, as each has overall collateral credit quality between prime and subprime. Of the securities classified as Alt-A, 88.1% and 90.7% had an NAIC rating of 1 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had no mortgage-backed securities classified as subprime, and as of December 31, 2009, $0.2 was classified as subprime.

The following table summarizes the amortized cost and fair value of fixed maturities as of December 31, 2010, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Cost or
	Amortized	Fair
	Cost	Value

One year or less	$583.5	$591.7
Over one year through five years	3,247.9	3,439.7
Over five years through ten years	5,606.2	5,947.8
Over ten years	5,004.0	5,109.5
Residential mortgage-backed securities	3,707.2	3,801.6
Commercial mortgage-backed securities	1,782.2	1,887.3
Other	485.5	504.2

Total fixed maturities	$20,416.5	$21,281.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following table summarizes the Company’s net investment income:

	Years Ended December 31,
	2010	2009	2008

Fixed maturities	$1,119.9	$1,048.1	$930.7
Marketable equity securities, available-for-sale	3.4	3.4	3.4
Marketable equity securities, trading	3.0	2.5	2.7
Mortgage loans	89.1	67.4	59.4
Policy loans	4.3	4.4	4.5
Investments in limited partnerships	(4.3)	(0.1)	(36.4)
Other	4.9	7.5	11.5

Total investment income	1,220.3	1,133.2	975.8
Investment expenses	(20.9)	(19.6)	(19.3)

Net investment income	$1,199.4	$1,113.6	$956.5

The fair value of investments in fixed maturities that have not produced income for the last twelve months was $5.5 and $65.6 at December 31, 2010 and 2009, respectively.

The following table summarizes the Company’s net realized investment gains (losses):

	Years Ended December 31,
	2010	2009	2008

Fixed maturities:
Gross gains on sales	$31.3	$25.5	$10.3
Gross losses on sales	(10.1)	(23.3)	(7.0)
Other-than-temporary impairments	(20.9)	(86.5)	(86.4)
Other (1)	16.5	9.7	(11.1)

Total fixed maturities	16.8	(74.6)	(94.2)
Marketable equity securities, trading (2)	32.6	36.4	(64.5)
Other invested assets	(5.0)	(2.7)	(5.2)
Deferred policy acquisition costs adjustment	(4.6)	11.6	5.9

Net realized investment gains (losses)	$39.8	$(29.3)	$(158.0)

(1)	This includes gains (losses) on calls and redemptions. Also included are changes in the fair value of the Company’s convertible securities held as of period end totaling $5.4, $10.1, and $(7.1) for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	This includes $34.5, $28.3, and $(60.7) of net gains for the years ended December 31, 2010, 2009, and 2008, respectively, related to changes in fair value of trading securities held as of period end.

Other-Than-Temporary Impairments

During 2010, the Company recorded OTTI charges in earnings on fixed maturities totaling $20.9. The largest write-downs were from investments in the financial industry, totaling $8.3, or 39.7%; the industrial industry, totaling $6.7, or 32.1%; and the utilities industry, totaling $2.2, or 10.5%. During 2009, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

recorded OTTI charges on fixed maturities totaling $86.5. The largest write-downs were from investments in the financial industry, totaling $43.8, or 50.6%; the consumer discretionary industry, totaling $21.2, or 24.5%; and the materials industry, totaling $12.0, or 13.9%. During 2008, the Company recorded OTTI charges of $86.4. The largest write-downs were from investments in the materials industry, totaling $25.3, or 29.3%; the financial industry, totaling $22.3, or 25.8%; and the consumer discretionary industry, totaling $12.6, or 14.6%.

The Company’s review of investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate that a credit loss exists.

While all securities are monitored for impairment, the Company’s experience indicates that securities for which the cost or amortized cost exceeds fair value by less than 20% do not represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security, the Company considers, among other factors:

•	Extent and duration of the decline in fair value below cost or amortized cost;

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations, earnings potential or compliance with terms and covenants of the security;

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

•	Any reduction or elimination of dividends or nonpayment of scheduled interest payments;

•	Other indications that a credit loss has occurred; and

•	For fixed maturities, the Company’s intent to sell or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments and the Company’s liquidity needs.

For fixed maturities, if the Company determines that the present value of the cash flows expected to be collected is less than the amortized cost of the security (i.e., a credit loss exists), the Company concludes that an OTTI has occurred. In order to determine the amount of the credit loss, the Company calculates the recovery value by discounting the current expectations of future cash flows it expects to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity. The effective interest rate is the original effective yield for corporate securities, or current effective yield for mortgage-backed securities.

Determination of OTTI on Corporate Securities

To determine the recovery value, credit loss or intent to sell for a corporate security, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Expected cash flows of the issuer;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy, compared to the price at which the market is trading;

•	Earnings multiples for an issuer’s industry or sector of the industry, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency; and

•	Additional market information.

Determination of OTTI on Structured Securities

To determine the recovery value, credit loss or intent to sell for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the future cash flows the Company expects to recover;

•	Level of creditworthiness;

•	Delinquency ratios and loan-to-value ratios;

•	Average cumulative collateral loss, vintage year and level of subordination;

•	Susceptibility to fair value fluctuations due to changes in the interest rate environment;

•	Susceptibility to variability of prepayments; and

•	Susceptibility to reinvestment risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of December 31, 2010		As of December 31, 2009
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$69.1	$(23.7)	$103.4	$(28.4)
6 consecutive months or more	93.9	(36.2)	517.9	(229.5)

Total underwater by 20% or more	163.0	(59.9)	621.3	(257.9)
All other underwater fixed maturities	4,371.1	(238.1)	5,398.1	(352.5)

Total underwater fixed maturities	$4,534.1	$(298.0)	$6,019.4	$(610.4)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	1.7	(4.4)	35.6	(15.9)

Total underwater by 20% or more	1.7	(4.4)	35.6	(15.9)
All other underwater marketable equity securities, available-for-sale	42.3	(3.4)	0.7	(0.1)

Total underwater marketable equity securities, available-for-sale	$44.0	$(7.8)	$36.3	$(16.0)

As of December 31, 2010, $17.4, or 48.1%, of the unrealized losses on fixed maturities underwater by more than 20% for a period of six months or more related to investment-grade securities. Unrealized losses on investment-grade securities are principally related to changes in interest rates or changes in the issuer and the sector-related credit spreads since the securities were acquired.

The Company reviewed its investments in fixed maturities with unrealized losses at the end of 2010 and 2009 in accordance with its impairment policy. The Company’s evaluation determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary, as it did not intend to sell these fixed maturities and it was not more likely than not that it will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s cash flow modeling and expected continuation of contractually required principal and interest payments.

As of December 31, 2010 and 2009, the Company did not intend to sell its underwater available-for-sale marketable equity securities, primarily consisting of non-redeemable preferred stock, and it had the intent and ability to hold them until recovery. Therefore, the Company concluded that the declines in fair value of these securities were temporary.

Prior to January 1, 2009, when a loss was determined to be other-than-temporary, the Company recorded an impairment charge equal to the difference between the fair value and the amortized cost basis of the security within net realized investment gains (losses) in the Company’s consolidated statements of income. The fair value of the other-than-temporarily impaired investment became its new cost basis. The Company also recorded an impairment charge if it did not have the intent and/or the ability to hold the security until the fair value was expected to recover to amortized cost or until maturity, resulting in a charge recorded for a security that may not have had a credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) were as follows:

	Years Ended December 31,
	2010	2009

Balance, beginning of period	$69.6	$73.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	12.3	37.2
For which an OTTI was previously recognized	3.0	20.6
Decreases attributable to:
Securities sold or paid down during the period	(16.9)	(38.0)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	—	(23.2)

Balance, end of period	$68.0	$69.6

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost.

5.	Derivative Financial Instruments

Derivatives are instruments whose values are derived from underlying instruments, indices or rates; have a notional amount; and can be net settled. This may include derivatives that are “embedded” in financial instruments or in certain existing assets or liabilities. The Company uses derivative financial instruments, including options, as a means of hedging exposure to equity price changes.

S&P 500 Index Options

The Company has a closed block of fixed indexed annuity (FIA) product that credits policyholders’ accounts based on a percentage of the gain in the S&P 500 Index. In connection with this product, the Company has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index. This program consists of buying S&P 500 Index options. Although the Company uses index options to hedge the equity return component of the FIA, the options do not qualify as hedging instruments or for hedge accounting treatment. Accordingly, the options are recorded at fair value as free-standing derivative assets in other invested assets, with the impact of changes in the options’ fair value recorded in net realized investment gains (losses). The Company recognized pre-tax gains (losses) on these options of $0.3, $0.8 and $(2.9) for the years ended December 31, 2010, 2009 and 2008, respectively.

The notional amount of the options purchased to hedge the Company’s 2010 exposure to changes in the S&P 500 Index was $30.0. These options had a fair value of $1.8 as of December 31, 2009, and were settled on December 31, 2010. The notional amount of the options purchased in 2010 to hedge the Company’s 2011 exposure to changes in the S&P 500 Index was $35.0. These options had a fair value of $1.8 as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

6.	Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of December 31, 2010, 31.0% of our commercial mortgage loans were located in California, 15.7% were located in Washington and 9.8% were located in Texas. Individual loans generally do not exceed $15.0.

Allowance for Mortgage Loans

The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for non-performing loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

•	Lower Risk Loans—Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans—Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans—All loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.

The following table sets forth the Company’s mortgage loans by risk category:

	As of December 31, 2010		As of December 31, 2009
		% of Credit		% of Credit
	Carrying	Quality	Carrying	Quality
	Value	Indicators	Value	Indicators

Lower Risk	$917.5	53.3%	$735.9	61.0%
Medium Risk	430.4	25.0	239.3	19.8
Higher Risk	372.3	21.7	231.7	19.2

Credit quality indicator total	1,720.2	100.0%	1,206.9	100.0%
Other (1)	(7.2)		(7.3)

Total	$1,713.0		$1,199.6

(1)	Other includes the allowance for loan losses, deferred fees and costs, and a 2004 purchase accounting adjustment.

In developing its portfolio reserve for incurred but not specifically identified losses the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

and third party data for expected losses on loans with similar LTV ratios and DSCRs. For existing loans the Company’s LTV ratios and DSCRs are updated each year between June 1 and September 30.

Specific reserves are established for non-performing loans, which are those loans that are more than 90 days past due on payment or for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected. The following table summarizes the Company’s allowance for mortgage loan losses:

	As of December 31,
	2010	2009	2008

Allowance at beginning of period	$8.2	$5.0	$4.2
Provision for specific loans	—	2.2	—
Provision for loans not specifically identified	1.1	1.0	0.8
Write-off for foreclosed property	(2.2)	—	—

Allowance at end of period	$7.1	$8.2	$5.0

As of December 31, 2010 all borrowers were current on loan payments. No loans were considered non-performing or were specifically evaluated and identified as impaired. As of December 31, 2009 one loan, with an unpaid principal balance of $3.9, was considered non-performing and specifically reserved for. As of December 31, 2008 no loans were considered non-performing or were specifically evaluated and identified as impaired.

7.	Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize its use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s financial assets recorded at fair value on the consolidated balance sheets are categorized as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical instruments. This level primarily consists of exchange-traded marketable equity securities and actively traded mutual fund investments.

•	Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable. This level includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. All significant inputs are observable, derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the market place. Financial instruments in this category primarily include certain public and private corporate fixed maturities, government or agency securities and certain mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

•	Level 3—Instruments whose significant value drivers are unobservable. This comprises financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturities, including corporate private placement securities and investments in private equity and hedge funds.

The following tables present the financial instruments carried at fair value under the valuation hierarchy described above for assets accounted for at fair value on a recurring basis. The Company has no financial liabilities accounted for at fair value on a recurring basis:

	As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3%

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$33.1	$—	$33.1	$—	—
State and political subdivisions	452.8	—	452.8	—	—
Corporate securities	14,541.4	—	13,786.8	754.6	3.3%
Residential mortgage-backed securities	3,801.6	—	3,801.6	—	—
Commercial mortgage-backed securities	1,887.3	—	1,868.2	19.1	0.1
Other debt obligations	565.6	—	412.4	153.2	0.7

Total fixed maturities, available-for-sale	21,281.8	—	20,354.9	926.9	4.1
Marketable equity securities, available-for-sale	45.1	43.3	—	1.8	0.0
Marketable equity securities, trading	189.3	188.7	—	0.6	0.0
Investments in limited partnerships (1)	36.5	—	—	36.5	0.2
Other invested assets	6.4	2.6	—	3.8	0.0

Total investments carried at fair value	21,559.1	234.6	20,354.9	969.6	4.3
Separate account assets	881.7	881.7	—	—	—

Total	$22,440.8	$1,116.3	$20,354.9	$969.6	4.3%

(1)	Includes investments in private equity and hedge funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

	As of December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Level 3%

Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.9	$—	$43.9	$—	—
State and political subdivisions	483.0	—	475.8	7.2	0.0%
Corporate securities	12,400.0	—	11,552.9	847.1	4.3
Residential mortgage-backed securities	3,536.4	—	3,285.9	250.5	1.3
Commercial mortgage-backed securities	1,789.4	—	1,765.4	24.0	0.1
Other debt obligations	341.6	—	286.9	54.7	0.3

Total fixed maturities, available-for-sale	18,594.3	—	17,410.8	1,183.5	6.0
Marketable equity securities, available-for-sale	36.7	34.9	—	1.8	0.0
Marketable equity securities, trading	154.1	153.8	—	0.3	0.0
Investments in limited partnerships (1)	24.7	—	—	24.7	0.2
Other invested assets	6.7	2.1	—	4.6	0.0

Total investments carried at fair value	18,816.5	190.8	17,410.8	1,214.9	6.2
Separate account assets	840.1	840.1	—	—	—

Total	$19,656.6	$1,030.9	$17,410.8	$1,214.9	6.2%

(1)	Includes investments in private equity and hedge funds.

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of December 31, 2010 and 2009, pricing services provided prices for 95.6% and 93.6% of the Company’s fixed maturities, respectively.

The pricing services provide prices where observable inputs are available. The Company’s pricing services utilize evaluated pricing models that vary by asset class. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security.

The Company performs an analysis on the prices received from the pricing services to ensure they represent a reasonable estimate of fair value and to gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination. This analysis is performed through evaluation of pricing methodologies and inputs, analytical reviews of certain prices between reporting periods and back-testing of selected sales activity to determine whether there were significant differences between the market price used to value the security prior to sale and the actual sales price. Based upon this analysis, the Company has not adjusted prices obtained from the pricing services and multiple prices for these securities are not obtained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

In situations where the Company is unable to obtain sufficient market-observable information to estimate the fair value of a security, the security’s fair value is determined using internal pricing models. These models typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data, and the resulting value is considered a Level 3 measurement. This is generally the case for private placement securities and other securities the pricing services are unable to price.

As of December 31, 2010 and 2009, the Company had $892.9, or 4.2%, and $901.3, or 4.8%, of its fixed maturities invested in private placement securities, respectively. The valuation of certain private placement securities requires significant judgment by management due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $815.4, or 91.3%, and $819.8, or 91.0%, as Level 3 measurements, as of December 31, 2010 and 2009, respectively.

Corporate Securities

As of December 31, 2010 and 2009, the fair value of the Company’s corporate securities classified as Level 2 measurements was $13,786.8 and $11,552.9, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of December 31, 2010			As of December 31, 2009
		%	# of		%	# of
	Fair Value	of Total	Securities	Fair Value	of Total	Securities

Significant Security Sectors:
Industrials	$2,444.7	17.7%	225	$1,923.4	16.6%	215
Consumer staples	2,118.0	15.4	157	1,695.9	14.7	147
Financials	1,862.1	13.5	260	1,750.5	15.2	285
Utilities	1,738.2	12.6	194	1,771.6	15.3	216
Weighted-average coupon rate	6.27%			6.55%
Weighted-average remaining years to contractual maturity	12.2			13.3

Corporate securities classified as Level 2 measurements are priced by independent pricing services, who utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many corporate securities do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.

As of December 31, 2010, 94.7% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the industrial sector, 21.6%, the financial sector, 21.2%, and the consumer discretionary sector, 15.9%.

As of December 31, 2009, 91.9% of the Level 3 corporate securities were privately placed securities. These securities were issued by entities primarily in the financial sector, 22.9%, the industrial sector, 20.7%, and the materials sector, 15.6%.

The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of December 31, 2010 and 2009, the range of illiquidity adjustments varied from 0 to 50 basis points.

The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of December 31, 2010		As of December 31, 2009
NAIC Rating	Comparable Standard & Poor’s rating	Fair Value	% of Total	Fair Value	% of Total

1	AAA, AA, A	$118.6	16.6%	$153.5	19.2%
2	BBB	497.5	69.6	557.4	69.8
3 – 6	BB & below	98.7	13.8	87.3	11.0

	Total	$714.8	100.0%	$798.2	100.0%

Residential Mortgage-backed Securities

As of December 31, 2010 and 2009, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,801.6 and $3,285.9, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 5.13% and 5.36% as of December 31, 2010 and 2009, respectively.

Agency securities composed 88.4% and 84.7% of the Company’s Level 2 RMBS as of December 31, 2010 and 2009, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of December 31, 2010		As of December 31, 2009
	Fair Value	% of Total	Fair Value	of Total

Standard & Poor’s equivalent rating:
AAA	$166.6	37.8%	$200.8	39.9%
AA through BBB	89.0	20.2	140.2	27.8
BB & below	185.4	42.0	162.7	32.3

Total Non-agency RMBS	$441.0	100.0%	$503.7	100.0%

Non-agency RMBS with super senior subordination	$259.2	58.8%	$300.3	59.6%

As of December 31, 2010 and 2009, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.8%, and $181.8 and $191.3, or 41.2% and 38.0%, respectively, had an origination or vintage year of 2004 and prior.

Level 2 RMBS securities are priced by independent pricing services, who utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many RMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the pricing services use

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.

Commercial Mortgage-backed Securities

As of December 31, 2010 and 2009, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,868.2 and $1,765.4, respectively. These were primarily non-agency securities, which comprised 68.3% and 76.8% of Level 2 CMBS as of December 31, 2010 and 2009, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 28.5% and 27.8% as of December 31, 2010 and 2009, respectively, and 94.3% and 92.4%, respectively, were in the most senior tranche.

The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.50% and 5.55% as of December 31, 2010 and 2009, respectively. As of December 31, 2010, 18.2% of the underlying collateral for these securities was located in New York, 13.3% was located in California, and 7.1% was located in Texas. The underlying collateral primarily consisted of retail shopping centers and office buildings, comprising 33.7% and 30.5%, respectively, as of December 31, 2010.

Level 2 CMBS securities are priced by independent pricing services, who utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications. Because many CMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.

Marketable Equity Securities

Marketable equity securities are investments in common stock and certain nonredeemable preferred stocks, which primarily consist of investments in publicly traded companies and actively traded mutual fund investments. The fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, which are classified as Level 1 measurements.

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

Separate Accounts

Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value between January 1, 2010 and December 31, 2010:

						Unrealized Gains (Losses)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	December 31,
	2010	Purchases	Sales	Level 3 (1)	Other (2)	Income (3)	Income	(Losses) (3)	2010

Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$(7.2)	$—	$—	$—	$—
Corporate securities	847.1	56.8	(27.2)	12.8	(147.8)	—	13.5	(0.6)	754.6
Residential mortgage-backed securities	250.5	—	—	(250.5)	—	—	—	—	—
Commercial mortgage-backed securities	24.0	—	—	(1.3)	(5.1)	—	1.5	—	19.1
Other debt obligations	54.7	—	—	(3.4)	89.9	—	16.4	(4.4)	153.2

Total fixed maturities, available-for-sale	1,183.5	56.8	(27.2)	(242.4)	(70.2)	—	31.4	(5.0)	926.9
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.2	0.1	—	—	0.6
Investments in limited partnerships	24.7	22.6	—	—	(14.8)	3.2	—	0.8	36.5
Other invested assets	4.6	2.0	(0.3)	—	(3.1)	(0.1)	—	0.7	3.8

Total Level 3	$1,214.9	$81.4	$(27.5)	$(242.4)	$(87.9)	$3.2	$31.4	$(3.5)	$969.6

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $14.9 for the year ended December 31, 2010. Gross transfers out of Level 3 were $257.3 for the year ended December 31, 2010, of which $250.5 were related to reverse mortgages that are now priced by the Company’s pricing services.

(2)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions, as well as reclassifications between categories.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value between January 1, 2009 and December 31, 2009:

						Unrealized Gains (Losses)
				Transfers In		Included in:
	Balance as			and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	December 31,
	2009	Purchases	Sales	Level 3 (1)	Other (2)	Income (3)	Income	(Losses) (3)	2009

Types of Investments:
State and political subdivisions	$6.3	$—	$—	$(0.7)	$—	$—	$1.6	$—	$7.2
Corporate securities	610.0	166.8	(4.1)	(14.3)	(38.2)	—	132.5	(5.6)	847.1
Residential mortgage-backed securities	—	249.2	—	—	2.8	—	(1.5)	—	250.5
Commercial mortgage-backed securities	24.4	—	—	1.2	(3.8)	—	2.2	—	24.0
Other debt obligations	33.6	18.0	—	(1.2)	(2.3)	—	6.6	—	54.7

Total fixed maturities, available-for-sale	674.3	434.0	(4.1)	(15.0)	(41.5)	—	141.4	(5.6)	1,183.5
Marketable equity securities, available-for-sale	—	—	—	5.3	—	—	(3.5)	—	1.8
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	56.3	4.8	(45.3)	—	—	6.1	—	2.8	24.7
Other invested assets	2.4	3.4	—	—	(3.1)	(0.4)	—	2.3	4.6

Total Level 3	$733.2	$442.2	$(49.4)	$(9.7)	$(44.6)	$5.8	$137.9	$(0.5)	$1,214.9

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $14.7 for the year ended December 31, 2009. Gross transfers out of Level 3 were $24.4 for the year ended December 31, 2009.

(2)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions. For corporate securities, this consists primarily of redemptions, of which $20.0 is related to a single security.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of December 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Fixed maturities	$21,281.8	$21,281.8	$18,594.3	$18,594.3
Marketable equity securities, available-for-sale	45.1	45.1	36.7	36.7
Marketable equity securities, trading	189.3	189.3	154.1	154.1
Mortgage loans	1,713.0	1,772.2	1,199.6	1,190.1
Investments in limited partnerships:
Private equity and hedge funds	36.5	36.5	24.7	24.7
Tax credit investments	150.4	152.6	85.5	89.9
Other invested assets	12.6	12.6	12.2	12.2
Cash and cash equivalents	274.6	274.6	257.8	257.8
Separate account assets	881.7	881.7	840.1	840.1
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	8,795.8	8,694.2	7,212.1	7,128.2
Immediate annuities	6,670.4	7,188.9	6,724.4	6,937.8
Notes payable:
Capital Efficient Notes (CENts)	149.8	140.9	149.8	118.5
Senior notes	299.2	301.6	299.1	276.8

Other Financial Instruments

Cash and cash equivalents are reported at cost, which approximates fair value.

The fair values of the Company’s mortgage loans were measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities.

Investments in limited partnerships associated with tax credit investments are carried at amortized cost. Fair value was estimated based on the discounted cash flows over the remaining life of the tax credits. The discount rate used was the original internal rate of return for each investment.

The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach, based on the present value of discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,487.1 and $4,880.2 of liabilities related to insurance contracts as of December 31, 2010 and 2009, respectively.

The fair values of the Company’s notes payable were based on nonbinding quotes provided by third-parties. The fair value measurement assumes that liabilities were transferred to a market participant of equal credit standing and without consideration for any optional redemption features.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

8.	Reinsurance

For the individual life business, the Company has reinsurance agreements that limit the maximum claim on a single individual to $0.5. The reinsurance agreements vary by product and policy issue year. Most of the reinsurance recoverable relates to future policy benefits and is covered by coinsurance agreements where the reinsurer reimburses the Company based on a percentage of claims, which ranges from 50% to 85%, as specified in the reinsurance contracts.

The Company reinsures 100% of its group long-term and short-term disability income business, except for short-term disability income insurance sold within the limited benefit medical plan, which is not reinsured. The reinsurer is responsible for paying all claims.

The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company is not aware of any of its major reinsurers currently experiencing material financial difficulties. The Company analyzes reinsurance recoverables according to the credit ratings of its reinsurers. Of the total amount due from reinsurers as of both December 31, 2010 and 2009, 99.6% was with reinsurers rated A- or higher by A.M. Best. The Company had no reserve for uncollectible reinsurance in 2010 or 2009.

Reinsurance recoverables are composed of the following amounts:

	As of December 31,
	2010	2009

Life insurance
Reinsurance recoverables on:
Funds held under deposit contracts	$82.1	$77.9
Future policy benefits	138.2	131.6
Paid claims, expense allowance and premium tax recoverables	1.5	1.9
Policy and contract claims	1.5	6.4

Total life insurance and annuities	223.3	217.8
Accident and health insurance
Reinsurance recoverables on:
Future policy benefits	54.2	55.9
Paid claims, expense allowance and premium tax recoverables	1.0	0.8
Policy and contract claims	2.3	2.1

Total accident and health insurance	57.5	58.8

Total reinsurance recoverables	$280.8	$276.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following table sets forth net life insurance in force:

	As of December 31,
	2010	2009	2008

Direct life insurance in force	$54,762.3	$54,813.1	$55,577.1
Amounts assumed from other companies	204.2	199.9	223.1
Amounts ceded to other companies	(23,887.4)	(24,245.9)	(24,190.0)

Net life insurance in force	$31,079.1	$30,767.1	$31,610.2

Percentage of amount assumed to net	0.66%	0.65%	0.71%

The effect of reinsurance on premiums and policy fees, contract charges, and other was as follows:

	Years Ended December 31,
	2010	2009	2008

Premiums:
Direct:
Accident and health	$439.1	$437.4	$456.3
Life insurance	87.7	87.6	90.0

Total	526.8	525.0	546.3
Assumed:
Accident and health	0.5	0.4	0.6
Life insurance	0.1	0.2	0.2

Total	0.6	0.6	0.8
Ceded:
Accident and health	(13.2)	(12.6)	(13.6)
Life insurance	(41.2)	(42.9)	(47.4)

Total	(54.4)	(55.5)	(61.0)

Total premiums	473.0	470.1	486.1

Policy fees and contract charges:
Direct life insurance	112.0	109.6	105.3
Ceded life insurance	(5.6)	(6.1)	(6.6)

Total policy fees and contract charges (1)	106.4	103.5	98.7

Total premiums and other amounts assessed to policyholders	$579.4	$573.6	$584.8

Percentage of amount assumed to total premiums and other amounts assessed to policyholders	0.10%	0.10%	0.14%

(1)	Total policy fees and contract charges represents amounts charged to policyholders other than premiums and recorded in policy fees, contract charges, and other on the consolidated statements of income. This primarily consists of cost of insurance charges.

Ceded reinsurance reduced policyholder benefits and claims by $51.0, $54.1 and $54.3 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

9.	Deferred Policy Acquisition Costs

The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs:

	As of December 31,
	2010	2009

Unamortized balance at beginning of period	$325.7	$219.5
Deferral of acquisition costs	131.4	148.3
Adjustments related to investment (gains) losses	(3.5)	9.3
Amortization	(66.2)	(51.4)

Unamortized balance at end of period	387.4	325.7
Accumulated effect of net unrealized investment gains	(137.4)	(75.3)

Balance at end of period	$250.0	$250.4

10.	Deferred Sales Inducements

The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets:

	As of December 31,
	2010	2009

Unamortized balance at beginning of period	$67.6	$33.0
Capitalizations	59.6	42.5
Adjustments related to investment (gains) losses	(1.2)	2.4
Amortization	(20.2)	(10.3)

Unamortized balance at end of period	105.8	67.6
Accumulated effect of net unrealized investment gains	(44.0)	(18.4)

Balance at end of period	$61.8	$49.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

11.	Policy and Contract Claims

The following table provides a reconciliation of the beginning and ending reserve balances for policy and contract claims:

	As of December 31,
	2010	2009	2008

Balance as of January 1	$125.6	$133.1	$110.9
Less: reinsurance recoverables	8.5	5.1	5.9

Net balance as of January 1	117.1	128.0	105.0
Incurred related to insured events of:
The current year	338.2	369.5	364.2
Prior years	8.6	(0.9)	4.5

Total incurred	346.8	368.6	368.7
Paid related to insured events of:
The current year	271.8	288.5	271.7
Prior years	79.3	91.0	74.0

Total paid	351.1	379.5	345.7

Net balance as of December 31	112.8	117.1	128.0
Add: reinsurance recoverables	3.8	8.5	5.1

Balance as of December 31	$116.6	$125.6	$133.1

The Company uses estimates in determining its liability for policy and contract claims. These estimates are based on historical claim payment patterns and expected loss ratios to provide for the inherent variability in claim patterns and severity. For the year ended December 31, 2010, the change in prior year incurred claims was primarily due to unfavorable changes in liability estimates for group medical stop-loss claims, offset by lower than expected individual life claims. For the year ended December 31, 2009, the change in prior year incurred claims was primarily due to favorable changes in liability estimates for group medical stop-loss claims partially offset by higher than expected paid claims for individual life. For the year ended December 31, 2008, the change in prior year incurred claims was primarily due to higher than expected paid claims and unfavorable changes in liability estimates, primarily for group medical stop-loss.

12.	Notes Payable and Credit Facilities

Capital Efficient Notes (CENts) Due 2067

On October 10, 2007, the Company issued $150.0 aggregate principal amount CENts with a scheduled maturity date of October 15, 2037, subject to certain limitations, with a final maturity date of October 15, 2067. The Company issued the CENts at a discount, yielding $149.8. For the initial 10-year period following the original issuance date, to, but not including October 15, 2017, the CENts carry a fixed interest rate of 8.300% payable semi-annually. From October 15, 2017, until the final maturity date of October 15, 2067, interest on the CENts will accrue at a variable annual rate equal to the three-month LIBOR plus 4.177%, payable quarterly. The Company applied the net proceeds from the issuance to pay a cash dividend of $200.0 to its stockholders on October 19, 2007. The effective interest rate on the CENts is 9.39%, including the impact of a related terminated cash flow hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The Company is required to use commercially reasonable efforts to sell enough qualifying capital securities to permit repayment of the CENts at the scheduled maturity date or on each interest payment date thereafter. Any remaining outstanding principal amount will be due on October 15, 2067.

Subject to certain conditions, the Company has the right, on one or more occasions, to defer the payment of interest on the CENts during any period up to ten years without giving rise to an event of default. The Company will not be required to settle deferred interest, subject to certain conditions, until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the CENts.

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

Senior Notes Due 2016

On March 30, 2006, the Company issued $300.0 of 6.125% senior notes due on April 1, 2016, which were issued at a discount yielding $298.7. Interest on the senior notes is payable semi-annually in arrears, beginning on October 2, 2006. The effective interest rate on the senior notes is 6.11%, including the impact of a related terminated cash flow hedge.

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

Revolving Credit Facility

On August 16, 2007, the Company entered into a $200.0 senior unsecured revolving credit agreement with a syndicate of lending institutions led by Bank of America, N.A. The credit facility matures on August 16, 2012. The revolving credit facility is available to provide support for working capital, capital expenditures, and other general corporate purposes, including permitted acquisitions, issuance of letters of credits, refinancing and payment of fees in connection with this facility.

Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. In particular, each of the Company’s material insurance subsidiaries must maintain a risk-based capital ratio of at least 200%, measured at the end of each year, and the Company’s debt-to-capitalization ratio, excluding AOCI, may not exceed 37.5%, measured at the end of each quarter. In addition, the Company has agreed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

other covenants restricting the ability of its subsidiaries to incur additional indebtedness, its ability to create liens, and its ability to change its fiscal year and to enter into new lines of business, as well as other customary affirmative covenants.

To be eligible for borrowing funds under this facility, the representations and warranties that the Company made in the credit agreement must continue to be true in all material respects, and the Company must not be in default under the facility, including failure to comply with the covenants described above.

As of December 31, 2010 and 2009, and during the years ended December 31, 2010, 2009, and 2008, the Company had no borrowings outstanding under this facility and was in compliance with all covenants.

13.	Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns have been examined and closing agreements have been executed with the Internal Revenue Service, or the statute of limitations has expired for all tax periods through December 31, 2006. Other than an exam by the State of Florida, the Company is not currently subject to any state income tax exams.

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to income from operations before income taxes and the provision for income taxes were as follows:

	Years Ended December 31,
	2010		2009		2008

Income from operations before income taxes	$289.1		$181.1		$13.0
Computed “expected” tax expense	101.2	35.0%	63.4	35.0%	4.5	35.0%
Low income housing credits	(10.9)	(3.8)	(9.6)	(5.3)	(8.5)	(65.4)
Separate account dividend received deduction	(1.1)	(0.4)	(1.1)	(0.6)	(1.4)	(10.8)
Prior period adjustments	(0.5)	(0.1)	—	—	(2.9)	(22.3)
Other	(0.5)	(0.2)	0.1	0.1	(0.8)	(6.5)

Provision (benefit) for income taxes	$88.2	30.5%	$52.8	29.2%	$(9.1)	(70.0)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities were as follows:

	As of December 31,
	2010	2009

Deferred income tax assets:
Adjustments to life policy liabilities	$520.7	$458.7
Capitalization of policy acquisition costs	55.3	48.6
Intangibles	9.6	11.0
Investment impairments	38.9	46.7
Performance share plan and performance units	1.1	3.7
Other liabilities accruals	3.0	1.6
Unrealized losses on investment securities (net of DAC adjustment: $0 and $26.4, respectively)	—	26.7
Non-life net operating loss	8.7	4.6
Other	8.3	5.1

Total deferred income tax assets	645.6	606.7
Deferred income tax liabilities:
Deferred policy acquisition costs	135.6	114.0
Securities—basis adjustment	374.5	300.1
Unrealized gains on investment securities (net of DAC adjustment: $48.1 and $0, respectively)	232.9	—
Other	1.6	1.4

Total deferred income tax liabilities	744.6	415.5

Net deferred income tax asset (liability)	$(99.0)	$191.2

Included in the 2010 deferred tax assets were gross federal net operating loss carry-forwards attributable to the non-life companies in the amount of $24.9, due to expire under current law during 2029 and 2030. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based on an analysis of the Company’s tax position, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2010 and 2009.

In 2010, the Company removed its balance of $0.5 in unrecognized tax benefits related to tax positions of prior years. The Company does not expect the total amount of unrecognized tax benefits for any tax position to change significantly within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

14.	Stockholders’ Equity

The components of comprehensive income (loss) are as follows:

	Years Ended December 31,
	2010	2009	2008

Net income	$200.9	$128.3	$22.1
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) on available-for-sale securities (1)	567.6	1,113.2	(1,142.9)
Reclassification adjustment for net realized investment (gains) losses included in net income (2)	(32.2)	24.9	103.2
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance (3)	(57.0)	(82.0)	18.6
Other-than-temporary-impairments on fixed maturities not related to credit losses (4)	3.7	(37.6)	—
Terminated cash flow hedges	0.1	0.1	0.1

Other comprehensive income (loss)	482.2	1,018.6	(1,021.0)

Total comprehensive income (loss)	$683.1	$1,146.9	$(998.9)

(1)	Net of taxes of $305.6, $599.5 and $(615.3) for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Net of taxes of $(17.3), $13.4 and $55.5 for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010 and 2009, $24.8 (net of taxes of $13.3), and $30.5 (net of taxes of $16.4), respectively, of the reclassification adjustment is related to losses previously classified as other-than-temporary impairments not related to credit losses.

(3)	Net of taxes of $(30.7), $(44.2) and $10.0 for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	Net of taxes of $2.0 and $(20.2) for the years ended December 31, 2010 and 2009, respectively.

The components of accumulated other comprehensive income (loss) are as follows:

	As of December 31,
	2010	2009

Net unrealized gains on available-for-sale securities	$925.7	$102.0
Other-than-temporary-impairments on fixed maturities not related to credit losses	(76.2)	(81.9)
Net unrealized losses on terminated cash flow hedges	(2.7)	(2.8)
Adjustment for deferred policy acquisition costs	(137.4)	(75.3)
Adjustment for deferred sales inducements	(44.0)	(18.4)
Deferred income taxes	(232.9)	26.7

Accumulated other comprehensive income (loss)	$432.5	$(49.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares

Balance as of January 1, 2008	92.646

Balance as of December 31, 2008	92.646

Balance as of January 1, 2009	92.646
Restricted shares issued	0.083

Balance as of December 31, 2009	92.729

Balance as of January 1, 2010	92.729
Common stock, issued in initial public offering	25.260
Restricted shares issued	0.243
Employee stock purchase plan shares issued	0.033
Treasury stock acquired (1)	(0.001)
Treasury shares retired (2)	(0.048)

Balance as of December 31, 2010	118.216

(1)	Represents shares repurchased during the fourth quarter of 2010 to satisfy employee income tax withholding, pursuant to the Company’s Equity Plan.

(2)	Represents shares repurchased during the second quarter of 2010 and subsequently retired, pursuant to the Company’s Equity Plan.

15.	Stock-Based Compensation

As of December 31, 2010, the Company had two stock-based compensation plans: the Symetra Financial Corporation Equity Plan, amended and restated on August 11, 2010, (the “Equity Plan”) and the Symetra Financial Corporation Employee Stock Purchase Plan, amended and restated on May 11, 2010, (the “Stock Purchase Plan”). Under the Equity Plan, the Company is authorized to issue various types of stock-based compensation to employees, directors and consultants. A total of 7.830 shares are authorized for issuance under the Equity Plan, and 4.602 equity instruments are available for future issuance as of December 31, 2010. The Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 0.870 shares are authorized for issuance under this plan. As of December 31, 2010, 0.837 shares are available for future issuance under the Stock Purchase Plan.

Restricted Stock

Restricted shares are valued based on the number of shares granted and the Company’s closing stock price on the grant date. The Company recognizes such compensation cost as expense over the service period (generally three years), net of estimated forfeitures, using the straight-line method. Many factors are considered when estimating forfeitures, including types of awards, employee class and historical experience. The estimation of equity awards that will ultimately vest requires judgment, and to the extent actual results or future estimates differ from current estimates, the Company records a cumulative adjustment in the period that the estimates are revised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Stock-based compensation expense for restricted shares, which is recognized in other underwriting and operating expenses on the consolidated statements of income, was $2.0 and $0.2 for the years ended December 31, 2010 and 2009, respectively. This included compensation expense of $1.2 for the year ended December 31, 2010, related to the modification and accelerated vesting of certain restricted shares. The related income tax benefit for the years ended December 31, 2010 and 2009 was $0.7 and $0.1, respectively.

The Company issued 0.274 and 0.083 shares of restricted stock for the years ended December 31, 2010 and 2009, respectively. These awards vest over a weighted average period of 2.6 and 2.4 years. The weighted average fair value of restricted stock granted for the years ended December 31, 2010 and 2009 was $12.25 and $13.08 per share, respectively. The total fair value of restricted stock vested during the year ended December 31, 2010 was $1.6. No restricted stock vested during the year ended December 31, 2009. The Company did not issue restricted stock awards in 2008 or prior.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2010:

	Number of	Weighted-Average
	Shares	Fair Value

Outstanding as of January 1, 2010	0.083	$13.08
Shares granted	0.274	12.25
Shares vested	(0.134)	12.92
Shares forfeited	(0.031)	12.53

Outstanding at December 31, 2010	0.192	$12.61

As of December 31, 2010, unrecognized compensation cost for restricted stock was $1.7 and is expected to be recognized over the weighted average of 2.0 years.

Stock Options

The Company measures compensation cost for stock awards at fair value on the grant date and recognizes such cost, net of estimated forfeitures, over the requisite service period (generally seven years). Stock options are valued using the Black-Scholes valuation model. Stock-based compensation expense for stock options was $0.5 for the year ended December 31, 2010, and the related tax benefit was $0.2. The Company did not issue stock options during 2009, 2008 or prior.

The Company issued 2.950 options for the year ended December 31, 2010, with an exercise price of $28.00. These options vest on June 30, 2017 and expire one year thereafter. The weighted average fair value of awards granted during the year ended December 31, 2010 was $2.73 per share.

The following table summarizes the weighted average assumptions used to value stock options issued:

	For the Year Ended
	December 31, 2010

Expected term	7.5 years
Risk-free interest rate	2.0	% - 2.7%
Dividend yield	1.6%
Volatility	45.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The expected term of stock options is the period that options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve over the expected term of the option that is in effect at the grant date. The dividend yield is calculated based on historical dividends. Expected volatility is calculated based on daily historical prices and implied volatility.

As of December 31, 2010, 2.950 options were outstanding, none of which were exercisable. Outstanding options have a remaining contractual term of 7.5 years and no intrinsic value as of December 31, 2010. As of December 31, 2010, unrecognized compensation cost for stock options was $7.2 and is expected to be recognized over the next 6.5 years.

Employee Stock Purchase Plan

The Company’s Stock Purchase Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the plan, eligible employees may purchase shares of the Company’s stock on quarterly purchase dates at an amount equal to 85% of the closing market price of the common stock.

Compensation cost for employees is recognized for each three-month period between purchase dates, and is equal to the fair value of the discount received on the purchase of shares. During the year ended December 31, 2010, 0.033 shares were purchased under the plan. Compensation cost recognized for employees under the Company’s Stock Purchase Plan for the year ended December 31, 2010 was $0.1. The Company did not issue any shares pursuant to the Stock Purchase Plan in 2009 or 2008.

16.	Commitments and Contingencies

Investments in Limited Partnerships

As of December 31, 2010, the Company was invested in 16 limited partnership interests related to tax credit investments, five of which were entered into in 2010. The Company unconditionally committed to provide capital contributions totaling approximately $197.4, of which the remaining $66.0 is expected to be contributed over a period of three years. Capital contributions of $131.4 were paid as of December 31, 2010, with the remaining expected cash capital contributions as follows:

Expected Capital
Contributions

2011	$39.3
2012	24.4
2013	2.3

Total expected capital contributions	$66.0

The Company has also committed to invest $47.5 in four private equity funds, of which $36.0 had been made through December 31, 2010. The Company will provide capital contributions to the partnerships up to the committed amount at the discretion of the general partners, subject to certain incremental contribution limits. The remaining term of the capital commitments range up to 3 years, ending in 2013.

Litigation

Because of the nature of the business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

or threatened, as of December 31, 2010, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Leases

The Company has office space and certain equipment under leases that expire at various dates through 2016. Certain of the leases include renewal options. The Company accounts for these leases as operating leases.

Future minimum lease commitments, including cost escalation clauses, for the next five years and thereafter are as follows:

Lease
Payments

2011	$7.7
2012	7.7
2013	7.5
2014	7.3
2015	4.3
Thereafter	0.1

Total	$34.6

Rent expense was $7.1, $7.9, and $8.0 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Commitments

The Company has a service agreement with a third party service provider to outsource the majority of its information technology infrastructure. The initial term of the service agreement expires in July 2014, subject to early termination in certain cases, with two one-year extensions at the Company’s election. Under the terms of the service agreement, the Company agreed to pay an annual service fee ranging from $10.6 to $11.4 for five years. The Company incurred service fee expenses of $10.7, $11.2 and $11.8 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, unfunded mortgage loan commitments were $39.2 and $4.5, respectively. The Company had no other material commitments or contingencies as of December 31, 2010 and 2009.

17.	Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan for all eligible employees that includes a matching contribution of 100% of a participant’s contributions up to 6% of eligible compensation. The expense for the matching contributions was $4.8, $4.5 and $4.5 for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

Performance Share Plan

The Company has a performance share plan program (the “Performance Share Plan”) that provides incentives to selected members of management based on the long-term success of the Company. Awards under the Performance Share Plan have been made in the form of performance shares. The value of each performance share is determined at the discretion of the Company’s Board of Directors, based on achievement of a specified growth target over a three-year period, and is paid in cash. The expense recorded for awards under the Performance Share Plan was $(4.3), $8.3 and $6.0 for the years ended December 31, 2010, 2009, and 2008, respectively. Due to management turnover during 2010, the Company reduced its Performance Share Plan accrual to reflect forfeitures from management turnover and recorded a net benefit. The Company also incurred related severance expenses of $5.4 during the year ended December 31, 2010.

As of December 31, 2010 the Performance Share Plan has one remaining active plan, which is scheduled to end on December 31, 2011. For the 2010 fiscal year incentives were provided as performance unit grants under the Equity Plan (see below).

Equity Plan

Under the Equity Plan, the Company has the ability to issue various types of awards, including restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares, performance units and other types of awards at the discretion of the Board of Directors. During 2010, the Company granted 0.072 performance units to various members of management under the Equity Plan. The Company also granted restricted stock and stock options as discussed in Note 15.

The value of each performance unit is determined at the discretion of the Company’s Board of Directors based on the long-term success of the Company over a three-year period. These are accounted for as liability awards as the Company intends to settle such awards in cash. The Company recognized $1.5 in expense related to performance units granted during 2010.

18.	Dividends

Dividends to Stockholders

The Company paid cash dividends totaling $20.6, or $0.05 per share, to its stockholders and warrant holders of record during the year ended December 31, 2010. No dividends were paid during the years ended December 31, 2009 and 2008.

Intracompany Dividends

The Company’s insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay to their parent company in any consecutive 12-month period without regulatory approval. Accordingly, based on statutory limits as of December 31, 2009, the Company was eligible to receive dividends from its insurance subsidiaries during 2010 without obtaining regulatory approval as long as the aggregate dividends paid over the twelve months preceding any dividend payment date in 2010 did not exceed $141.5. The total amount of dividends received by the Company from its insurance subsidiaries during 2010 was $40.0. Based on state regulations as of December 31, 2010, the Company is eligible to receive dividends from its insurance subsidiaries during 2011 without obtaining regulatory approval as long as the aggregate dividends paid over the 12 months preceding any dividend payment date in 2011 do not exceed $194.0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

19.	Statutory-Basis Information

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

The statutory net income (loss) for the Company’s insurance subsidiaries is as follows:

	Years Ended December 31,
	2010	2009	2008

Statutory net income (loss):
Symetra Life Insurance Company	$194.5	$43.1	$36.7
First Symetra National Life Insurance Company of New York	7.9	(0.6)	(2.2)
Symetra National Life Insurance Company	0.5	0.2	0.5

Total	$202.9	$42.7	$35.0

Statutory capital and surplus for Symetra Life Insurance Company was $1,752.3 and $1,415.4 for the years ended December 31, 2010 and 2009, respectively.

Life and health insurance companies are subject to certain risk-based capital requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on various risk factors related to it. At December 31, 2010 and 2009, Symetra Life Insurance Company and its subsidiaries met the minimum risk-based capital requirements.

20.	Related Parties

The Company entered into an Investment Management Agreement on March 14, 2004, with White Mountains Advisors, LLC (WMA), a subsidiary of White Mountains Insurance Group, Ltd. White Mountains Insurance Group, Ltd. is a related party who beneficially owns 26.888 shares of the Company’s common stock, including warrants exercisable for 9.488 shares. This agreement, as amended, provides for investment advisory services related to the Company’s invested assets and portfolio management services. Expenses amounted to $14.1, $14.0, and $14.6 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, amounts due to WMA were $3.4, and $3.5, respectively.

21.	Segment Information

The Company offers a broad range of products and services that include retirement, life insurance, group health and employee benefits products. These operations are managed separately as three divisions, consisting of four operating segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are: Group, Deferred Annuities (formerly Retirement Services), Income Annuities, Life (formerly Individual) and Other.

The primary segment profitability measure that management uses is segment pre-tax adjusted operating income (loss), which is calculated by adjusting income (loss) before federal income taxes to exclude

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

net realized investment gains (losses), and for the Deferred Annuities’ segment to include the net investment gains (losses) on FIA options.

When evaluating segment pre-tax adjusted operating income (loss) in the Deferred Annuities’ segment, management includes the net investment gains (losses) from options related to an FIA hedging program. This program consists of buying S&P 500 Index call options to hedge the equity return component of FIA products. These options do not qualify as hedge instruments or for hedge accounting treatment, and net gains (losses) from the options are recorded in net realized investment gains (losses). Since the interest incurred on the Company’s FIA products is included as a component of interest credited, it is more meaningful to evaluate results inclusive of the results of this hedge program.

Group Division

•	Group. Group offers medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to insurance products Group offers managing general underwriting, or MGU, services.

Retirement Division

•	Deferred Annuities. Deferred Annuities offers fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•	Income Annuities. Income Annuities offers single premium immediate annuities, or SPIAs, to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement, and structured settlement annuities to fund third party personal injury settlements. In addition, Income Annuities offers funding services options to existing structured settlement clients.

Life Division

•	Life. Life offers a wide array of individual products such as term and universal life insurance including single premium life insurance, as well as BOLI.

Non-Operating

•	Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company allocates capital and related investment income to each segment using a risk-based capital formula.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	Year Ended December 31, 2010
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total

Operating revenues:
Premiums	$433.2	$—	$—	$39.8	$—	$473.0
Net investment income	18.7	462.9	422.7	271.3	23.8	1,199.4
Policy fees, contract charges and other	11.7	19.3	0.8	118.3	16.2	166.3
Net investment gains on FIA options	—	0.3	—	—	—	0.3

Total operating revenues	463.6	482.5	423.5	429.4	40.0	1,839.0
Benefits and expenses:
Policyholder benefits and claims	281.3	0.1	—	53.7	—	335.1
Interest credited	—	293.6	366.3	242.7	(3.1)	899.5
Other underwriting and operating expenses	102.6	55.1	22.0	54.4	22.6	256.7
Interest expense	—	—	—	—	31.9	31.9
Amortization of deferred policy acquisition costs	8.1	52.4	2.0	3.7	—	66.2

Total benefits and expenses	392.0	401.2	390.3	354.5	51.4	1,589.4

Segment pre-tax adjusted operating income (loss)	$71.6	$81.3	$33.2	$74.9	$(11.4)	$249.6

Operating revenues	$463.6	$482.5	$423.5	$429.4	$40.0	$1,839.0
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	11.6	26.6	2.0	(0.5)	39.5

Total revenues	463.4	494.1	450.1	431.4	39.5	1,878.5
Total benefits and expenses	392.0	401.2	390.3	354.5	51.4	1,589.4

Income (loss) before income taxes	$71.4	$92.9	$59.8	$76.9	$(11.9)	$289.1

As of December 31, 2010:
Total investments	$94.7	$8,996.7	$6,824.6	$5,419.6	$2,164.6	$23,500.2
Deferred policy acquisition costs	3.6	150.8	31.2	64.4	—	250.0
Goodwill	28.4	—	—	—	—	28.4
Separate account assets	—	791.1	—	90.6	—	881.7
Total assets	226.4	10,249.7	6,931.6	$5,953.9	2,275.3	25,636.9
Future policy benefits, losses, claims and loss expenses (1)	170.3	9,228.2	6,668.8	5,427.7	(26.7)	21,468.3
Unearned premiums	2.0	—	—	10.2	—	12.2
Other policyholders’ funds	9.8	15.5	8.0	71.7	6.0	111.0
Notes payable	—	—	—	—	449.0	449.0

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

	Year Ended December 31, 2009
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total

Operating revenues:
Premiums	$432.2	$—	$—	$37.9	$—	$470.1
Net investment income	17.8	388.0	422.4	265.2	20.2	1,113.6
Policy fees, contract charges and other	14.9	16.8	0.5	116.7	11.0	159.9
Net investment gains on FIA options	—	0.8	—	—	—	0.8

Total operating revenues	464.9	405.6	422.9	419.8	31.2	1,744.4
Benefits and expenses:
Policyholder benefits and claims	295.4	(2.2)	—	57.3	—	350.5
Interest credited	—	256.9	357.9	235.3	(3.3)	846.8
Other underwriting and operating expenses	106.2	55.9	21.0	55.4	14.2	252.7
Interest expense	—	—	—	—	31.8	31.8
Amortization of deferred policy acquisition costs	7.9	36.4	1.6	5.5	—	51.4

Total benefits and expenses	409.5	347.0	380.5	353.5	42.7	1,533.2

Segment pre-tax adjusted operating income (loss)	$55.4	$58.6	$42.4	$66.3	$(11.5)	$211.2

Operating revenues	$464.9	$405.6	$422.9	$419.8	$31.2	$1,744.4
Add: Net realized investment gains (losses), excluding FIA options	(3.8)	(21.3)	20.1	(14.1)	(11.0)	(30.1)

Total revenues	461.1	384.3	443.0	405.7	20.2	1,714.3
Total benefits and expenses	409.5	347.0	380.5	353.5	42.7	1,533.2

Income (loss) before income taxes	$51.6	$37.3	$62.5	$52.2	$(22.5)	$181.1

As of December 31, 2009:
Total investments	$147.2	$7,249.3	$6,395.8	$4,701.8	$1,686.9	$20,181.0
Deferred policy acquisition costs	3.2	174.8	22.4	50.0	—	250.4
Goodwill	26.3	—	—	—	—	26.3
Separate account assets	—	755.7	—	84.4	—	840.1
Total assets	272.6	8,431.8	6,625.1	5,175.8	1,930.1	22,435.4
Future policy benefits, losses, claims and loss expenses (1)	173.6	7,645.1	6,704.4	4,834.5	(20.4)	19,337.2
Unearned premiums	1.8	—	—	10.3	—	12.1
Other policyholders’ funds	14.8	10.5	21.9	59.6	7.0	113.8
Notes payable	—	—	—	—	448.9	448.9

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

	Year Ended December 31, 2008
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total

Operating revenues:
Premiums	$449.8	$0.1	$—	$36.2	$—	$486.1
Net investment income (loss)	17.8	261.1	423.4	254.6	(0.4)	956.5
Policy fees, contract charges and other	19.0	20.2	0.9	114.7	11.7	166.5
Add: Net investment losses on FIA options	—	(2.9)	—	—	—	(2.9)

Total operating revenues	486.6	278.5	424.3	405.5	11.3	1,606.2
Benefits and expenses:
Policyholder benefits and claims	295.9	(6.8)	—	59.4	—	348.5
Interest credited	—	176.4	364.5	227.7	(2.5)	766.1
Other underwriting and operating expenses	115.7	57.4	21.9	57.3	13.5	265.8
Interest expense	—	—	—	—	31.9	31.9
Amortization of deferred policy acquisition costs	8.1	14.9	1.4	1.4	—	25.8

Total benefits and expenses	419.7	241.9	387.8	345.8	42.9	1,438.1

Segment pre-tax adjusted operating income (loss)	$66.9	$36.6	$36.5	$59.7	$(31.6)	$168.1

Total operating revenues	$486.6	$278.5	$424.3	$405.5	$11.3	$1,606.2
Add: Net realized investment losses, excluding FIA options	(0.1)	(17.9)	(99.6)	(16.8)	(20.7)	(155.1)

Total revenues	486.5	260.6	324.7	388.7	(9.4)	1,451.1
Total benefits and expenses	419.7	241.9	387.8	345.8	42.9	1,438.1

Income (loss) before income taxes	$66.8	$18.7	$(63.1)	$42.9	$(52.3)	$13.0

As of December 31, 2008:
Total investments	$161.5	$4,636.6	$5,865.6	$4,129.2	$1,459.6	$16,252.5
Deferred policy acquisition costs	3.3	183.0	14.5	46.7	—	247.5
Goodwill	24.3	—	—	—	—	24.3
Separate account assets	—	645.7	—	70.5	—	716.2
Total assets	295.1	6,005.9	6,301.8	4,703.7	1,923.1	19,229.6
Future policy benefits, losses, claims and loss expenses (1)	192.1	5,661.0	6,756.4	4,737.5	(11.4)	17,335.6
Unearned premiums	1.4	—	—	10.5	—	11.9
Other policyholders’ funds	10.0	63.8	4.9	30.7	7.9	117.3
Notes payable	—	—	—	—	448.8	448.8

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)—Continued

22.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for years ended December 31, 2010 and 2009 are summarized in the table below.

	Three Months Ended
	March 31	June 30	September 30	December 31

2010:
Total revenues	$453.2	$444.4	$485.5	$495.4
Total benefits and expenses	387.7	393.9	402.3	405.5

Income from operations before income taxes	65.5	50.5	83.2	89.9
Net income	46.3	35.8	56.6	62.2
Net income per common share:
Basic (1)	$0.35	$0.26	$0.41	$0.45
Diluted (1)	0.35	0.26	0.41	0.45
2009:
Total revenues	$378.8	$443.3	$451.7	$440.5
Total benefits and expenses	371.6	377.1	389.5	395.0

Income from operations before income taxes	7.2	66.2	62.2	45.5
Net income	5.1	47.0	44.1	32.1
Net income per common share:
Basic (1)	$0.05	$0.42	$0.40	$0.29
Diluted (1)	0.05	0.42	0.40	0.29

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to share weighting and rounding.

During the first quarter of 2010, the Company revised its estimate for bonus interest reserve on one of its universal life products. This bonus interest is not earned by the contract holder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment had on investment yields, the credited interest rate was adjusted downward to the guaranteed minimum rate over 2010. As a result, for the three months ended March 31, 2010, income from operations before income taxes increased $7.4. The impact on net income for the three month period was $4.8, or $0.03 per share of common stock.

23.	Subsequent Events

On February 9, 2011, the Company declared a dividend of $0.05 per common share, for a total of $6.9 to shareholders and warrant holders of record as of February 22, 2011. The dividend was paid by March 9, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of December 31, 2010. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management of Symetra Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a—15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm on internal controls of financial reporting due to rules established by the SEC, which do not require such report for a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information called for by Item 10 will be set forth in the definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” and is incorporated herein by reference.

Directors and Executive Officers of Symetra Financial Corporation

Set forth below is a list of the directors and executive officers of Symetra as of March 11, 2011. The positions listed are of Symetra unless otherwise indicated.

Name	Age	Positions

Lowndes A. Smith	71	Director, Chairman of the Board
Lois W. Grady	66	Director, Vice Chairman of the Board
Thomas M. Marra	52	Director, President and Chief Executive Officer
Margaret A. Meister	46	Executive Vice President, Chief Financial Officer
Tommie D. Brooks	40	Senior Vice President, Chief Actuary
Christine A. Katzmar Holmes	52	Senior Vice President, Human Resources and Administration
George C. Pagos	61	Senior Vice President, General Counsel and Secretary
Jonathan E. Curley	57	Executive Vice President—Life Division, Symetra Life Insurance Company
Michael W. Fry	49	Executive Vice President—Group Division, Symetra Life Insurance Company
Daniel R. Guilbert	37	Executive Vice President—Retirement Division, Symetra Life Insurance Company
Richard G. LaVoice	51	Executive Vice President—Life and Retirement Sales and Distribution, Symetra Life Insurance Company
Peter S. Burgess	68	Director
David T. Foy	44	Director
Sander M. Levy	49	Director
Robert R. Lusardi	54	Director

Lowndes A. Smith has been a director of Symetra since June 2007 and has served as Chairman of the Board since May 2009. Mr. Smith has served as Managing Partner of Whittington Gray Associates since 2003. Mr. Smith formerly served as Vice Chairman of The Hartford Financial Services Group, Inc. (“The Hartford”) and President and Chief Executive Officer of Hartford Life Insurance Company until his retirement in 2002. He joined The Hartford in 1968. Mr. Smith also serves as Chairman of OneBeacon Insurance Group, Ltd. (NYSE: OB) and is a director of White Mountains Insurance Group, Ltd. (NYSE: WTM) and 72 investment companies in the mutual funds of The Hartford. He received his B.S. degree from Babson College.

Lois W. Grady has been a director of Symetra since August 2004 and has served as Vice Chairman of the Board since May 2009. Ms. Grady served as Executive Vice President and Director of Investment Products Services of Hartford Life, Inc. from 2002 until her retirement in April 2004 and as Senior Vice President and

Director of Investment Products Services of Hartford Life, Inc. from 1998 through 2002. She began her career with Hartford Life in 1983. She is also a director of OneBeacon Insurance Group, Ltd. (NYSE: OB). Ms. Grady received her B.S. degree from Southern Connecticut State University.

Thomas M. Marra has been a director, Chief Executive Officer and President of Symetra since June 2010 and director and President of Symetra Life Insurance Company since June 2010. He is also an officer and director of various affiliates of Symetra. Prior to joining Symetra, Mr. Marra served as Senior Advisor at the Boston Consulting Group in the North America Financial Services division from September 2009 until May 2010. Beginning in 1980, when he was an actuarial student, and until July 2009, Mr. Marra was with The Hartford Financial Services Group, Inc. (“The Hartford”). While at The Hartford, Mr. Marra held increasingly senior positions, most recently as President and Chief Operating Officer, as well as holding various directorships with the parent company and its subsidiaries. Mr. Marra is a past Chairman of the Board of the American Council of Life Insurers and of the National Association of Variable Annuities, now known as the Insured Retirement Institute. Mr. Marra is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He received his B.S. degree from St. Bonaventure University.

Margaret A. Meister has been Executive Vice President and Chief Financial Officer of Symetra since February 2006 and Executive Vice President and Chief Financial Officer of Symetra Life Insurance Company since March 2006. She is also a director of Symetra Life Insurance Company as well as an officer and director of various affiliates of Symetra. Ms. Meister is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. She joined Symetra Life Insurance Company in 1988 and served in a variety of positions, including Chief Actuary and Vice President, prior to being promoted to her current position. Ms. Meister received her B.A. degree from Whitman College.

Tommie D. Brooks has been Senior Vice President of Symetra and Symetra Life Insurance Company since November 2010 and Chief Actuary since March 2007. He is also an officer of various affiliates of Symetra. Mr. Brooks joined Symetra Life Insurance Company in 1992, and served in a variety of managerial positions, including Vice President, throughout the organization. Mr. Brooks attained the Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. Mr. Brooks earned his B.S. in Math and Actuarial Sciences from Central Washington University.

Christine A. Katzmar Holmes has been a Senior Vice President of Symetra since November 2010 and was Vice President of Symetra from August 2004 to November 2010. She is responsible for Human Resources, Service Operations and Security. Ms. Katzmar Holmes joined Symetra Life Insurance Company in 2001 as Vice President and has been a Senior Vice President of Symetra Life Insurance Company since November 2010. She is also an officer of various affiliates of Symetra. Ms. Katzmar Holmes received her B.S. degree from Miami University, Ohio.

George C. Pagos has been Senior Vice President of Symetra and Symetra Life Insurance Company since September 2007 and General Counsel and Secretary of Symetra and Symetra Life Insurance Company since August 2004. He is also a director of Symetra Life Insurance Company as well as an officer and director of various affiliates of Symetra. Mr. Pagos joined Symetra Life Insurance Company in 1976 and served in a variety of positions, including Vice President, prior to being promoted to his current position. Mr. Pagos received his B.A. degree from George Washington University and his J.D. degree from the University of Maryland.

Jonathan E. Curley has been a director and Executive Vice President of Symetra Life Insurance Company since November 2010 and is responsible for the operations of its Life Division. He is also an officer and director of various affiliates of Symetra. From January 2009 to October 2010 Mr. Curley was with Wells Fargo Insurance Services USA, Inc., where he was Senior Vice President and Managing Director of Individual Insurance. From May 2005 until December 2008 he held various senior executive positions at Wachovia Insurance Services. Mr. Curley is a Chartered Financial Consultant (ChFC), a Chartered Life Underwriter

(CLU) and a member of the Association of Advanced Life Underwriting (AALU). Mr. Curley earned a bachelor’s degree in political science from the College of the Holy Cross in Worcester, Massachusetts.

Michael W. Fry has been Executive Vice President of Symetra Life Insurance Company since September 2010 and is responsible for the operations of its Group Division. He has been a director of Symetra Life Insurance Company since January 2009. He is also an officer and director of various affiliates of Symetra. Prior to his current position, Mr. Fry served as Senior Vice President of Symetra Life Insurance Company from May 2008 to September 2010 and as Vice President from February 2003 to May 2008. Mr. Fry joined Symetra in August 2002. He earned a bachelor’s degree in accounting from Indiana University.

Daniel R. Guilbert has been a director and Executive Vice President of Symetra Life Insurance Company since November 2010 and is responsible for the operations of its Retirement Division. He is also an officer and director of various affiliates of Symetra. From May 2010 to October 2010, Mr. Guilbert was with Aviva North America, where he served as Chief Risk Officer. From June 1996 to April 2010 he was at The Hartford Life Insurance Company in a variety of senior risk management, product development and actuarial roles. Mr. Guilbert attained the Fellow of the Society of Actuaries in 2001. He earned a bachelor’s degree in applied actuarial science from Bryant University.

Richard G. LaVoice has been Executive Vice President of Symetra Life Insurance Company since September 2010 and is responsible for its Life and Retirement Sales and Distribution. He has been a director of Symetra Life Insurance Company since February 2011. He is also an officer and director of various affiliates of Symetra. From October 2005 to September 2009, he was Corporate Vice President and National Sales Manager of Retirement Income at MassMutual Financial Group. He earned a bachelor’s degree in legal studies from the University of Massachusetts at Amherst.

Peter S. Burgess has been director of Symetra since June 2010. Since June 1999 he has served as an independent adviser on financial and governance issues to insurance companies and their audit committees. He previously spent 35 years at Arthur Andersen LLP as an accountant and partner until his retirement in 1999. He is also a director of John Hancock Trust and John Hancock Funds II, overseeing 188 mutual funds, and of Lincoln Educational Services Corporation (NASDAQ: LINC). He was a director at PMA Capital Corporation from 2002 to 2010. Mr. Burgess received his B.S. degree from Lehigh University.

David T. Foy has been a director of Symetra since March 2004 and served as Chairman of the Board from August 2004 until May 2009. He has been Executive Vice President and Chief Financial Officer of White Mountains Insurance Group, Ltd. since 2003. Previously, he was Senior Vice President and Chief Financial Officer of Hartford Life, Inc., which he joined in 1993. He is also a director of OneBeacon Insurance Group, Ltd. (NYSE: OB). He received his B.S. degree from the Rochester Institute of Technology.

Sander M. Levy has been a director of Symetra since August 2004. He is a Managing Director of Vestar Capital Partners, a private equity firm, and was a founding partner at its inception in 1988. He was previously a member of the Management Buyout Group of The First Boston Corporation. He is also a director of Validus Holdings, Ltd. (NYSE: VR), Duff & Phelps Corporation (NYSE: DUF), and Wilton Re Holdings Limited. He received his B.S. degree from the Wharton School of the University of Pennsylvania and his M.B.A. degree from Columbia Business School.

Robert R. Lusardi has been a director of Symetra since August 2005. Since February 2011 he has been Chief Executive Officer and member of PremieRe Holdings LLC, a private insurance company. He has been a director of Primus Guaranty, Ltd. (NYSE: PRS) since 2002, where he was also Senior Advisor from March 2010 to October 2010. He was a director at OneBeacon Insurance Group, Ltd. (NYSE: OB) from August 2006 to February 2010. He was President and Chief Executive Officer of White Mountains Financial Services LLC from February 2005 to February 2010. He received his B.A. and M.A. degrees from Oxford University and his M.B.A. from Harvard University.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The information required herein has been provided in Item 8—“Financial Statements and Supplementary Data.”

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—As of December 31, 2010 and 2009 (page 104)

•	Consolidated Statements of Income—Years ended December 31, 2010, 2009 and 2008 (page 105)

•	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2010, 2009 and 2008 (page 106)

•	Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008 (page 107)

•	Notes to Consolidated Financial Statements—Years ended December 31, 2010, 2009 and 2008 (pages 108 to 154)

2. Financial schedules required to be filed by Item 8 of this form, and by Item 15(d):

•	Schedule I—Summary of Investments—Other Than Investments in Related Parties

•	Schedule II—Condensed Financial Information of Registrant (Parent Company Only)

We omit other schedules from this list—and from this Form 10-K—because they either are not applicable or the information is included in our consolidated financial statements.

3. Exhibits—Please refer to the Exhibit Index on page 167.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:	/s/ Thomas M. Marra
Name:     Thomas M. Marra

Title:	President and Chief Executive Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2011.

Signature	Title

/s/ Thomas M. Marra	Thomas M. Marra President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Margaret A. Meister	Margaret A. Meister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Peter S. Burgess*	Peter S. Burgess (Director)

/s/ David T. Foy*	David T. Foy (Director)

/s/ Lois W. Grady*	Lois W. Grady (Director)

/s/ Sander M. Levy*	Sander M. Levy (Director)

/s/ Robert R. Lusardi*	Robert R. Lusardi (Director)

/s/ Lowndes A. Smith*	Lowndes A. Smith (Director)

By:	/s/ George Pagos
George C. Pagos,
Attorney-in-Fact*

Schedule I
Summary of Investments—Other Than Investments in Related Parties
Year Ended December 31, 2010
(In millions)

	Cost or		Amount as
	Amortized	Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$30.3	$33.1	$33.1
States, municipalities and political subdivisions	462.9	452.8	452.8
Foreign governments	22.0	23.6	23.6
Public utilities	1,624.8	1,698.7	1,698.7
Convertible bonds and bonds with warrants attached	74.9	83.0	83.0
All other corporate bonds	12,006.8	12,574.5	12,574.5
Mortgage-backed securities	5,983.8	6,201.9	6,201.9
Redeemable preferred stock	50.6	40.9	40.9

Total fixed maturities (1)	20,256.1	21,108.5	21,108.5
Marketable equity securities:
Common stock:
Public utilities	20.2	19.9	19.9
Banks, trusts, and insurance companies	19.3	21.2	21.2
Industrial, miscellaneous, and all other	121.9	137.5	137.5
Nonredeemable preferred stock	52.2	44.5	44.5

Total marketable equity securities (2)	213.6	223.1	223.1
Mortgage loans (3)	1,720.1	1,772.2	1,713.0
Policy loans	71.5	71.5	71.5
Other investments (4)	200.8	201.7	199.5

Total investments	$22,462.1	$23,377.0	$23,315.6

(1)	The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with an amortized cost and fair value of $160.4 and $173.3, respectively.

(2)	The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $7.2 and $11.3, respectively.

(3)	The amount shown in the consolidated balance sheet for mortgage loans differs from the cost presented above, as the amount in the consolidated balance sheet is presented net of a $7.1 allowance for loan losses.

(4)	The amount shown in the consolidated balance sheet for other investments differs from the fair value presented above, as the Company’s tax credit investments are presented at amortized cost in the consolidated balance sheet.

Schedule II
Condensed Statements of Financial Position
(Parent Company Only)

	As of December 31,
	2010	2009
	(In millions, except share and per share data)

ASSETS
Cash and investments:
Investments, at fair value (cost: $111.3 and $52.7, respectively)	$105.4	$44.1
Investments in subsidiaries	2,698.7	1,782.1
Cash and cash equivalents	2.7	16.4

Total cash and investments	2,806.8	1,842.6
Current and deferred income tax receivables	19.2	21.4
Receivables due from affiliates	14.5	39.9
Other assets	12.7	17.0

Total assets	$2,853.2	$1,920.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$449.0	$448.9
Other liabilities	23.6	38.7

Total liabilities	472.6	487.6
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010 and 92,729,455 shares issued and outstanding as of December 31, 2009	1.2	0.9
Additional paid-in capital	1,450.2	1,165.7
Retained earnings	496.7	316.4
Accumulated other comprehensive income (loss), net of taxes	432.5	(49.7)

Total stockholders’ equity	2,380.6	1,433.3

Total liabilities and stockholders’ equity	$2,853.2	$1,920.9

See accompanying notes.

Schedule II (continued)
Condensed Statements of Income
(Parent Company Only)

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Revenues:
Dividends from subsidiaries:
Symetra Life Insurance Company	$40.0	$—	$100.0
Other subsidiaries	6.5	14.1	15.7
Net investment income (loss)	5.2	10.5	(14.8)
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	—	(0.3)	(8.0)
Other net realized investment gains (losses)	—	0.1	(4.3)

Total net realized investment gains (losses)	—	(0.2)	(12.3)

Total revenues	51.7	24.4	88.6
Expenses:
Interest expense	31.9	31.8	31.9
Operating expenses	2.3	1.4	0.8

Total expenses	34.2	33.2	32.7
Income (loss) from operations before income taxes	17.5	(8.8)	55.9
Income tax benefit	(10.3)	(8.3)	(22.6)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	27.8	(0.5)	78.5
Equity in undistributed net income (loss) of subsidiaries:
Symetra Life Insurance Company	166.7	131.4	(52.3)
Other subsidiaries	6.4	(2.6)	(4.1)

Total equity in undistributed net income (loss) of subsidiaries	173.1	128.8	(56.4)

Net income	$200.9	$128.3	$22.1

See accompanying notes.

Schedule II (continued)
Condensed Statements of Cash Flows
(Parent Company Only)

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities
Net income	$200.9	$128.3	$22.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiaries	(173.1)	(128.8)	56.4
Net realized investment (gains) losses	—	0.2	12.3
Changes in accrued items and other adjustments, net	12.6	(23.1)	2.5

Total adjustments	(160.5)	(151.7)	71.2

Net cash provided by operating activities	40.4	(23.4)	93.3

Cash flows from investing activities
Purchases of investments	(179.4)	(78.6)	(173.6)
Maturities, calls, paydowns and other	66.0	10.8	18.9
Sales of investments	55.8	48.8	150.7
Capital contributions	(256.3)	—	(65.1)
Acquisitions, net of cash received	(2.0)	(2.0)	(1.8)

Net cash used in investing activities	(315.9)	(21.0)	(70.9)

Cash flows from financing activities
Net proceeds from issuance of common stock	282.5	—	—
Cash dividends paid on common stock	(20.6)	—	—
Other, net	(0.1)	—	—

Net cash provided by financing activities	261.8	—	—

Net increase (decrease) in cash and cash equivalents	(13.7)	(44.4)	22.4
Cash and cash equivalents at beginning of period	16.4	60.8	38.4

Cash and cash equivalents at end of period	$2.7	$16.4	$60.8

Supplemental disclosures of cash flow information
Net cash paid (received) during the year for:
Interest	$31.1	$31.0	$31.3
Income taxes	(12.9)	(6.2)	(7.8)

See accompanying notes.

Schedule II (continued)
Notes to Condensed Financial Statements
(Parent Company Only)
(In millions)

1.	Organization and Presentation

The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Symetra Financial Corporation (the “Company”) on a separate-company basis. These condensed financial statements do not include the accounts of the Company’s wholly owned subsidiaries, but instead include the Company’s investment in those subsidiaries, stated at amounts that are substantially equal to the Company’s equity in the subsidiaries’ net assets. Therefore, the accompanying financial statements are not those of the primary reporting entity.

Additional information about the Company’s accounting policies pertaining to investments and other significant areas, notes payable and commitments and contingencies are as set forth in Notes 2, 12 and 16, respectively, to the Consolidated Financial Statements of the Company.

2.	Related Parties

The Company received cash dividends of $46.5, $14.1 and $115.7 from its subsidiaries for the years ended December 31, 2010, 2009, and 2008, respectively.

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation (incorporated by reference to Exhibit 3.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
3.2	Form of Bylaws of Symetra Financial Corporation (incorporated by reference to Exhibit 3.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)
4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank dated March 30, 2006 (incorporated by reference to Exhibit 4.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.3	Warrant Certificate—General Reinsurance Corporation, dated October 26, 2007 (incorporated by reference to Exhibit 4.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.4	Warrant Certificate—Sirius International Holdings (NL) B.V., dated October 4, 2010*
4.5	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 16, 2007 (including Assignment and Assumption by and between Lehman Commercial Paper, Inc. and Barclays Bank PLC dated as of October 7, 2009) (incorporated by reference to Exhibit 4.5 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.6	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007 (incorporated by reference to Exhibit 4.6 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
4.7	Indenture between Symetra Financial Corporation and U.S. Bank National Association, as trustee, dated as of October 10, 2007 (incorporated by reference to Exhibit 4.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004 (incorporated by reference to Exhibit 9.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004 (incorporated by reference to Exhibit 9.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004 (incorporated by reference to Exhibit 9.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††
10.2	Amendment No. 1 dated August 9, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 12, 2010)††
10.3	Amendment No. 2 dated December 17, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009*†
10.4	Coinsurance Reinsurance Agreement dated as of January 1, 1998 (the “RGA Agreement”) between Safeco Life Insurance Company and RGA Reinsurance Company (including the two Amendments to the RGA Agreement dated as of June 19, 2002, Amendment to the RGA Agreement dated as of September 23, 2002 and Addendum to the RGA Agreement dated as of August 12, 2003) (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

Exhibit
Number	Description

10.5	Group Short Term Disability Reinsurance Agreement dated as of January 1, 1999 (the “Short Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Short Term Agreement dated as of July 1, 2006 and Amendment No. 2 to the Short Term Agreement dated as of December 8, 2006) (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 10, 2010)
10.6	Amendment No. 3 to the Group Short Term Disability Reinsurance Agreement dated as of January 19, 2011 between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.*
10.7	Group Long Term Disability Reinsurance Agreement dated as of January 1, 1999 (the “Long Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Long Term Agreement dated as of January 1, 2000, Amendment to the Long Term Agreement dated as of January 1, 2006, Amendment No. 3 to the Long Term Agreement dated as of July 1, 2006, Amendment No. 4 to the Long Term Agreement dated as of December 8, 2006 and Amendment No. 5 to the Long Term Agreement dated as of September 1, 2008) (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on November 10, 2010)
10.8	Amendment No. 6 to the Group Long Term Disability Reinsurance Agreement dated as of January 19, 2011 (the “Long Term Agreement”) between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.*
10.9	Coinsurance Agreement dated as of August 24, 2001 between Safeco Life Insurance Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††
10.10	Coinsurance Funds Withheld Reinsurance Agreement dated as of December 1, 2001 between Safeco Life Insurance Company and Transamerica Insurance Company (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††
10.11	Investment Management Agreement between White Mountains Advisors LLC and Occum Acquisition Corp., dated as of March 14, 2004 (including Amendment to Investment Management Agreement dated as of September 30, 2004, Amendment No. 2 to the Investment Management Agreement dated as of August 1, 2005, Amendment No. 3 to the Investment Management Agreement dated as of October 1, 2005 and Amendment No. 4 to the Investment Management Agreement dated as of March 9, 2007) (incorporated by reference to Exhibit 10.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)
10.12	Amendment No. 5 dated September 19, 2009 to the Investment Management Agreement dated as of March 14, 2004 between White Mountains Advisors LLC and Occum Acquisition Corp.*
10.13	Investment Management Agreement by and between Prospector Partners, LLC and Symetra Financial Corporation, dated July 1, 2010 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 12, 2010)

Exhibit
Number	Description

10.14	Agency Agreement dated as of March 10, 2006 among Symetra Life Insurance Company, WM Financial Services, Inc. and WMFS Insurance Services, Inc. (including Addendum to the Agency Agreement dated as of February 22, 2007, Amendment to the Agency Agreement dated as of March 26, 2007, Amendment to the Agency Agreement dated as of July 17, 2007, Amendment to the Agency Agreement dated as of December 18, 2007, Amendment to the Agency Agreement dated as of September 15, 2008, Amendment to the Agency Agreement dated as of September 23, 2008, Addendum to the Agency Agreement dated as of September 23, 2008, Assignment of Agency Agreement between Symetra Life Insurance Company and WaMu Investments, Inc. (formerly WM Financial Services, Inc.) dated as of May 2, 2009 among Symetra Life Insurance Company, WaMu Investments, Inc. (formerly WM Financial Services, Inc.), WMFS Insurance Services, Inc. and Chase Insurance Agency, Inc. and Amendment to the Agency Agreement dated as of May 2, 2009) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††
10.15	Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††
10.16	Amendments dated September 21, 2010 and January 1, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.*†
10.17	Employment Agreement between Mr. Marra and Symetra Financial Corporation, dated June 7, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 11, 2010)**
10.18	Separation and Consulting Agreement between Mr. Talbot and Symetra Financial Corporation, dated June 7, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 11, 2010)**
10.19	Separation Agreement and General Release between Mr. Lindsay and Symetra Financial Corporation, dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on September 7, 2010)**
10.20	Separation Agreement and General Release between Mr. McCormick and Symetra Financial Corporation, dated November 1, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on November 22, 2010)**
10.21	Separation Agreement and General Release between Ms. Davies and Symetra Life Insurance Company, dated December 15, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on December 23, 2010)**
10.22	Symetra Financial Corporation Performance Share Plan 2007-2009 (incorporated by reference to Exhibit 10.11 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**
10.23	Symetra Financial Corporation Performance Share Plan 2008-2010 (incorporated by reference to Exhibit 10.12 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**
10.24	Symetra Financial Corporation Performance Share Plan 2009-2011 (incorporated by reference to Exhibit 10.13 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**
10.25	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of Form 10-Q filed on August 12, 2010)**
10.26	Symetra Financial Corporation Equity Plan (amended and restated on March 4, 2011)* **
10.27	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) (incorporated by reference to Exhibit 10.23 of Form 10-Q filed on May 14, 2010)**
10.28	2009 Sales Incentive Plan for Pat McCormick (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††**
10.29	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 of Form 10-Q filed on May 14, 2010)**
10.30	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2010-2012 Grant (incorporated by reference to Exhibit 10.22 of Form 10-Q filed on May 14, 2010)**

Exhibit
Number	Description

10.31	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 10, 2010)**
10.32	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)**
10.33	Restricted Stock Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 23, 2011)**
10.34	Performance Unit Award Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 23, 2011)**
10.35	2011 Incentive Compensation Plan — Life and Retirement Sales for Richard LaVoice†* **
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of Form 10-K filed on March 9, 2010)
21.1	Subsidiaries of Symetra Financial Corporation (incorporated by reference to Exhibit 21.1 of Amendment No. 4 to Form S-1 (Registration No. 333-162344) filed on January 6, 2010)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

†	Confidential treatment has been requested for portions of this exhibit.

††	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*	Filed herewith.

**	Management contract and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.