Form 10-Q
period 2011-03-31
Symetra Financial CORP
filed 2011-05-12
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2011, the Registrant had 118,538,606 common voting shares outstanding, with a par value of $0.01 per share.

          Unless the context otherwise requires, references in this quarterly report on Form 10-Q to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “potential” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to Symetra Financial Corporation’s:
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
          These statements are based on certain assumptions and analyses made by Symetra in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to Symetra’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:
•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	continued viability of certain products under various economic and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs or deferred sales inducements;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase Symetra’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the ability of the new executive leadership team to successfully implement business strategies;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

PART I — Financial Information

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $20,911.1 and $20,416.5, respectively)	$21,785.4	$21,281.8
Marketable equity securities, at fair value (cost: $52.8 and $52.8, respectively)	46.4	45.1
Trading securities:
Marketable equity securities, at fair value (cost: $192.2 and $168.0, respectively)	224.7	189.3
Mortgage loans, net	1,862.0	1,713.0
Policy loans	70.4	71.5
Investments in limited partnerships (includes $34.9 and $36.5 measured at fair value, respectively)	198.8	186.9
Other invested assets	12.8	12.6

Total investments	24,200.5	23,500.2
Cash and cash equivalents	307.9	274.6
Accrued investment income	267.3	257.6
Accounts receivable and other receivables	63.6	65.6
Reinsurance recoverables	283.9	280.8
Deferred policy acquisition costs	262.5	250.0
Goodwill	28.9	28.4
Other assets	106.2	98.0
Separate account assets	901.5	881.7

Total assets	$26,422.3	$25,636.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Funds held under deposit contracts	$21,553.4	$20,953.3
Future policy benefits	399.3	398.4
Policy and contract claims	108.2	116.6
Unearned premiums	12.5	12.2
Other policyholders’ funds	112.9	111.0
Notes payable	449.1	449.0
Deferred income tax liabilities, net	110.2	99.0
Other liabilities	344.2	235.1
Separate account liabilities	901.5	881.7

Total liabilities	23,991.3	23,256.3

Commitments and contingencies (Note 10)

Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,535,188 issued and outstanding as of March 31, 2011; 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010	1.2	1.2
Additional paid-in capital	1,451.1	1,450.2
Retained earnings	544.7	496.7
Accumulated other comprehensive income, net of taxes	434.0	432.5

Total stockholders’ equity	2,431.0	2,380.6

Total liabilities and stockholders’ equity	$26,422.3	$25,636.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Premiums	$120.9	$119.0
Net investment income	310.0	286.9
Policy fees, contract charges, and other	44.7	40.5
Net realized investment gains:
Total other-than-temporary impairment losses on securities	(0.9)	(17.9)
Less: portion of losses recognized in other comprehensive income	—	8.2

Net impairment losses recognized in earnings	(0.9)	(9.7)
Other net realized investment gains	16.5	16.5

Total net realized investment gains	15.6	6.8

Total revenues	491.2	453.2

Benefits and expenses:
Policyholder benefits and claims	92.3	86.2
Interest credited	228.3	218.5
Other underwriting and operating expenses	66.0	59.6
Interest expense	8.0	8.0
Amortization of deferred policy acquisition costs	20.1	15.4

Total benefits and expenses	414.7	387.7

Income from operations before income taxes	76.5	65.5

Provision for income taxes:
Current	11.2	9.9
Deferred	10.4	9.3

Total provision for income taxes	21.6	19.2

Net income	$54.9	$46.3

Net income per common share:
Basic	$0.40	$0.35
Diluted	$0.40	$0.35

Weighted-average number of common shares outstanding:
Basic	137.292	131.018
Diluted	137.300	131.038

Cash dividends declared per common share	$0.05	$—
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3
Common stock issued (net of issuance costs of $20.4)	0.3	282.4	—	—	282.7
Comprehensive income, net of taxes:
Net income	—	—	46.3	—	46.3
Other comprehensive income (net of taxes: $112.7)	—	—	—	209.2	209.2

Total comprehensive income, net of taxes					255.5
Stock-based compensation	—	0.2	—	—	0.2

Balances as of March 31, 2010	$1.2	$1,448.3	$362.7	$159.5	$1,971.7

Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$432.5	$2,380.6
Comprehensive income, net of taxes:
Net income	—	—	54.9	—	54.9
Other comprehensive income (net of taxes: $0.8)	—	—	—	1.5	1.5

Total comprehensive income, net of taxes					56.4
Stock-based compensation	—	0.9	—	—	0.9
Dividends declared	—	—	(6.9)	—	(6.9)

Balances as of March 31, 2011	$1.2	$1,451.1	$544.7	$434.0	$2,431.0

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$54.9	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(15.6)	(6.8)
Accretion and amortization of invested assets, net	9.8	8.8
Accrued interest on bonds	(7.8)	(11.5)
Amortization and depreciation	6.0	4.2
Deferred income tax provision	10.4	9.3
Interest credited on deposit contracts	228.3	218.5
Mortality and expense charges and administrative fees	(26.7)	(25.4)
Changes in:
Accrued investment income	(9.7)	(10.3)
Deferred policy acquisition costs, net	(16.2)	(14.1)
Other receivables	(2.0)	0.2
Future policy benefits	0.9	0.9
Policy and contract claims	(8.4)	(5.0)
Current income taxes	4.0	0.6
Other assets and liabilities	(14.7)	(6.3)
Other, net	1.0	0.2

Total adjustments	159.3	163.3

Net cash provided by operating activities	214.2	209.6

Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(1,089.7)	(1,024.8)
Other invested assets and investments in limited partnerships	(5.4)	(8.9)
Issuances of mortgage loans	(183.5)	(45.8)
Issuances of policy loans	(3.1)	(4.7)
Maturities, calls, paydowns, and other	559.4	387.5
Sales of:
Fixed maturities and marketable equity securities	125.0	176.4
Other invested assets and investments in limited partnerships	4.1	4.9
Repayments of mortgage loans	32.9	18.8
Repayments of policy loans	3.9	4.8
Net increase (decrease) in short-term investments	0.2	(51.9)
Other, net	(2.1)	(0.4)

Net cash used in investing activities	(558.3)	(544.1)

Cash flows from financing activities
Policyholder account balances:
Deposits	722.8	495.3
Withdrawals	(332.4)	(295.2)
Proceeds from issuance of common stock	—	282.7
Cash dividends paid on common stock	(6.9)	—
Other, net	(6.1)	(16.8)

Net cash provided by financing activities	377.4	466.0

Net increase in cash and cash equivalents	33.3	131.5
Cash and cash equivalents at beginning of period	274.6	257.8

Cash and cash equivalents at end of period	$307.9	$389.3

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$13.4	$18.6
Bond exchanges	18.8	6.0
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
          The accompanying interim financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are collectively referred to as “Symetra Financial” or “the Company”. All significant intercompany transactions and balances have been eliminated.
          These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements as of that date, but certain information and footnotes required by GAAP for complete financial statements have been excluded. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2011.
          During the first quarter of 2010, the Company revised its estimate for bonus interest reserves on one of its universal life products. This bonus interest is not earned by the contract holder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment has had on investment yields, the credited interest rate was adjusted downward to the guaranteed minimum rate over the past 12 months, beginning in first quarter 2010. As a result, for the three months ended March 31, 2010, income from operations before income taxes was $7.4 higher than it would have been without this adjustment. The impact on net income for the same period was $4.8, or $0.03 per share of common stock.
     Adoption of New Accounting Pronouncements
     ASU 2010-06, Improving Disclosures about Fair Value Measurement
          In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurement. The guidance in this ASU requires additional disclosures about an entity’s fair value measurements, including information about inputs to Level 2 measurements, gross transfers into and out of Levels 1 and 2, and information about activity for Level 3 measurements on a gross basis. It also clarifies the level of disaggregation required for existing fair value disclosures. The Company adopted this guidance on January 1, 2010, except for the provisions regarding activity for Level 3 measurements presented on a gross basis, which was adopted on January 1, 2011, as provided for in the guidance. See Note 6 for the Company’s disclosures related to fair value measurements.
ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments
          In April 2010, the FASB issued ASU 2010-15, Financial Services — Insurance (Topic 944) — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurer should only consider its ownership interests held within its general account when determining if it holds a controlling interest, thus excluding

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
interests held in a separate account from the analysis. It does not change the guidance for consolidating investments when the general account holds a controlling interest. The Company adopted this guidance on January 1, 2011, which did not change the Company’s current practice of excluding ownership interests held in its separate account from its consolidation analysis.
     Accounting Pronouncements Not Yet Adopted
     ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
          In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance limits the amount of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The guidance is effective for fiscal years beginning after December 15, 2011. Retrospective application, as well as early adoption, are permitted, but not required. The Company expects to retrospectively adopt this guidance on January 1, 2012, and is currently evaluating the impact of adoption on its financial statements.
     ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
          In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance aims to eliminate diversity in practice by clarifying the criteria for whether a troubled debt restructuring has occurred when a creditor modifies a financing receivable for a borrower. The guidance is effective for the interim or annual periods beginning after June 15, 2011. Application is required to be retrospective to the beginning of the fiscal year in which the guidance is adopted. Upon adoption of ASU 2011-02, additional disclosures required by the guidance in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses must be provided if a loan modification is determined to be a troubled debt restructuring. The Company will adopt this guidance on July 1, 2011, and expects to apply the guidance retrospectively to the January 1, 2011 at that time. The Company does not expect this guidance will have a material impact on its financial statements.
3. Earnings Per Share
          Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represents the earnings available to each share of common stock outstanding during the reporting period, adjusted for potential issuance of dilutive common stock.
          The Company’s outstanding warrants and certain restricted stock granted to employees are included in weighted-average common shares outstanding for the purposes of computing basic and diluted earnings per share, using the two-class method. These are considered participating or potential common stock securities because the terms of the agreements entitle the holders to receive any dividends declared concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Non-participating restricted stock is included in diluted earnings per share based on the application of the treasury stock method.
          For the three months ended March 31, 2011, 2.950 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. There were no stock options outstanding as of March 31, 2010.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income, as reported	$54.9	$46.3

Denominator:
Weighted-average common shares outstanding — basic	137.292	131.018
Add: dilutive effect of restricted stock	0.008	0.020

Weighted-average common shares outstanding — diluted	137.300	131.038

Net income per common share:
Basic	$0.40	$0.35
Diluted	$0.40	$0.35
4. Investments
          The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also had a credit-related impairment.

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
As of March 31, 2011	Cost	Gains	Losses	Value	AOCI
Fixed maturities:
U.S. government and agencies	$154.8	$2.8	$(0.9)	$156.7	$(0.1)
State and political subdivisions	471.2	5.3	(13.7)	462.8	(0.2)
Corporate securities	14,344.6	820.7	(168.4)	14,996.9	(18.9)
Residential mortgage-backed securities	3,711.1	140.1	(35.9)	3,815.3	(39.2)
Commercial mortgage-backed securities	1,706.6	108.1	(11.8)	1,802.9	(3.2)
Other debt obligations	522.8	34.9	(6.9)	550.8	(4.4)

Total fixed maturities	20,911.1	1,111.9	(237.6)	21,785.4	(66.0)
Marketable equity securities, available-for-sale	52.8	0.3	(6.7)	46.4	—

Total	$20,963.9	$1,112.2	$(244.3)	$21,831.8	$(66.0)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
As of December 31, 2010	Cost	Gains	Losses	Value	AOCI
Fixed maturities:
U.S. government and agencies	$30.3	$2.8	$—	$33.1	$(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	(0.2)
Corporate securities	13,891.7	855.3	(205.6)	14,541.4	(26.2)
Residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	(6.4)

Total fixed maturities	20,416.5	1,163.3	(298.0)	21,281.8	(76.2)
Marketable equity securities, available-for-sale	52.8	0.1	(7.8)	45.1	—

Total	$20,469.3	$1,163.4	$(305.8)	$21,326.9	$(76.2)

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

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
As of March 31, 2011	Value	Losses	Securities	Value	Losses	Securities
Fixed maturities:
U.S. government and agencies	$124.1	$(0.9)	4	$—	$—	—
State and political subdivisions	141.2	(3.2)	20	126.7	(10.5)	21
Corporate securities	2,483.2	(79.5)	227	844.3	(88.9)	93
Residential mortgage-backed securities	659.2	(21.9)	50	199.0	(14.0)	28
Commercial mortgage-backed securities	167.7	(4.5)	24	61.2	(7.3)	17
Other debt obligations	37.3	(0.7)	7	81.6	(6.2)	8

Total fixed maturities	$3,612.7	$(110.7)	332	$1,312.8	$(126.9)	167
Marketable equity securities, available-for-sale	19.2	(1.2)	1	25.6	(5.5)	2

Total	$3,631.9	$(111.9)	333	$1,338.4	$(132.4)	169

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
As of December 31, 2010	Value	Losses	Securities	Value	Losses	Securities
Fixed maturities:
State and political subdivisions	$139.1	$(3.3)	19	$146.9	$(12.1)	24
Corporate securities	2,191.5	(92.2)	203	897.7	(113.4)	105
Residential mortgage-backed securities	525.8	(18.6)	37	273.1	(35.9)	42
Commercial mortgage-backed securities	160.5	(2.9)	26	63.2	(7.2)	17
Other debt obligations	41.4	(0.8)	7	94.9	(11.6)	10

Total fixed maturities	$3,058.3	$(117.8)	292	$1,475.8	$(180.2)	198
Marketable equity securities, available-for-sale	19.9	(0.7)	2	24.1	(7.1)	3

Total	$3,078.2	$(118.5)	294	$1,499.9	$(187.3)	201

          Based on National Association of Insurance Commissioners (NAIC) ratings, as of March 31, 2011 and December 31, 2010, the Company held below-investment-grade fixed maturities with fair values of $1,337.5 and $1,257.5, respectively, and amortized costs of $1,371.4 and $1,321.2, respectively. These holdings amounted to 6.1% and 5.9% of the Company’s investments in fixed maturities at fair value as of March 31, 2011 and December 31, 2010, respectively.
          The following table summarizes the amortized cost and fair value of fixed maturities as of March 31, 2011, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
One year or less	$492.6	$502.3
Over one year through five years	3,310.4	3,510.5
Over five years through ten years	6,290.3	6,622.4
Over ten years	4,919.7	5,030.0
Residential mortgage-backed securities	3,711.1	3,815.3
Commercial mortgage-backed securities	1,706.6	1,802.9
Other asset-backed securities	480.4	502.0

Total fixed maturities	$20,911.1	$21,785.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table summarizes the Company’s net investment income:

	For the Three Months Ended
	March 31,
	2011	2010
Fixed maturities	$286.7	$271.0
Marketable equity securities, available-for-sale	0.6	0.6
Marketable equity securities, trading	0.9	0.7
Mortgage loans	27.9	18.8
Policy loans	1.0	1.1
Investments in limited partnerships	(2.6)	(1.2)
Other	1.3	1.1

Total investment income	315.8	292.1
Investment expenses	(5.8)	(5.2)

Net investment income	$310.0	$286.9

          The following table summarizes the Company’s net realized investment gains:

	For the Three Months Ended
	March 31,
	2011	2010
Fixed maturities:
Gross gains on sales	$2.7	$10.4
Gross losses on sales	(6.1)	(1.1)
Other-than-temporary impairments	(0.9)	(9.7)
Other(1)	8.2	2.3

Total fixed maturities	3.9	1.9
Marketable equity securities, trading(2)	12.2	7.6
Other invested assets	0.5	(1.4)
Deferred policy acquisition costs adjustment	(1.0)	(1.3)

Net realized investment gains	$15.6	$6.8

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $1.8 and $2.5 for the three months ended March 31, 2011 and 2010, respectively.

(2)	This includes changes in fair value of trading securities held as of period end, totaling $11.6 and $4.8 of net gains for the three months ended March 31, 2011 and 2010, respectively.
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
          While all securities are monitored for impairment, the Company’s experience indicates that securities for which the cost or amortized cost exceeds fair value by less than 20% do not represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security, the Company considers, among other factors:
•	Extent and duration of the decline in fair value below cost or amortized cost;

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations, earnings potential or compliance with terms and covenants of the security;

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
•	Any reduction or elimination of dividends or non-payment of scheduled interest payments;

•	Other indications that a credit loss has occurred; and

•	For fixed maturities, the Company’s intent to sell or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments and the Company’s liquidity needs.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of March 31, 2011		As of December 31, 2010
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$25.4	$(7.7)	$69.1	$(23.7)
6 consecutive months or more	29.6	(12.5)	93.9	(36.2)

Total underwater by 20% or more	55.0	(20.2)	163.0	(59.9)
All other underwater fixed maturities	4,870.5	(217.4)	4,371.1	(238.1)

Total underwater fixed maturities	$4,925.5	$(237.6)	$4,534.1	$(298.0)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	1.7	(4.4)	1.7	(4.4)

Total underwater by 20% or more	1.7	(4.4)	1.7	(4.4)
All other underwater marketable equity securities, available-for-sale	43.1	(2.3)	42.3	(3.4)

Total underwater marketable equity securities, available-for-sale	$44.8	$(6.7)	$44.0	$(7.8)

          The Company reviewed its available-for-sale investments with unrealized losses as of March 31, 2011 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater fixed maturities and it was not more likely than not that the Company will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s spread analysis, cash flow modeling and expected continuation of contractually required principal and interest payments.
          As of March 31, 2011 and December 31, 2010, the Company did not intend to sell its underwater available-for-sale marketable equity securities, primarily consisting of non-redeemable preferred stocks, and based on its analysis of its underwater available-for-sale marketable equity securities, including an evaluation of the near term prospects of the issuers, it had the intent and ability to hold them until recovery. Therefore, the Company concluded that the declines in fair value of these securities were temporary.
          Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income were as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$68.0	$69.6
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.4	6.0
For which an OTTI was previously recognized	—	1.5
Decreases attributable to:
Securities sold or paid down during the period	(16.2)	(7.6)

Balance, end of period	$52.2	$69.5

5. Mortgage Loans
          The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of March 31, 2011, 32.3% of our commercial mortgage loans were located in California, 15.0% were located in Washington and 9.9% were located in Texas. Individual loans generally do not exceed $15.0.
     Allowance for Mortgage Loans
          The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for non-performing loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:
•	Lower Risk Loans — Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans — Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans — All loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.
     The following table sets forth the Company’s mortgage loans by risk category:

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Lower Risk	$1,020.4	54.6%	$917.5	53.3%
Medium Risk	380.8	20.4	430.4	25.0
Higher Risk	468.6	25.0	372.3	21.7

Credit quality indicator total	1,869.8	100.0%	1,720.2	100.0%
Other (1)	(7.8)		(7.2)

Total	$1,862.0		$1,713.0

(1)	Other includes the allowance for loan losses, deferred fees and costs, and a 2004 purchase accounting adjustment.
          In developing its portfolio reserve for incurred but not specifically identified losses the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. For existing loans, the Company’s LTV ratios and DSCRs are updated each year between June 1 and September 30.
          The following table summarizes the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended
	March 31,
	2011	2010
Allowance at beginning of period	$7.1	$8.2
Provision for loans not specifically identified	—	0.1

Allowance at end of period	$7.1	$8.3

          Specific reserves are established for non-performing loans, which are those loans that are more than 90 days past due on payment or for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected. As of March 31, 2011, no loans were considered non-performing or were specifically evaluated and identified as impaired. As of March 31, 2010, the $8.3 reserve included a $2.2 specific reserve associated with one non-performing loan.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
6. Fair Value of Financial Instruments
          The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize its use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level hierarchy, which gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level within which a fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s financial assets recorded at fair value on the consolidated balance sheets are categorized as follows:
•	Level 1 — Unadjusted quoted prices in active markets for identical instruments. This level primarily consists of exchange-traded marketable equity securities and actively traded mutual fund investments.

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable. This level includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. All significant inputs are observable, derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the market place. Financial instruments in this category primarily include certain corporate fixed maturities, government or agency securities and certain mortgage-backed securities.

•	Level 3 — Instruments whose significant value drivers are unobservable. This comprises financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturities, including certain corporate private placement securities, and investments in private equity funds.
          The following tables present the financial assets accounted for at fair value on a recurring basis, classified by the valuation hierarchy described above. The Company has no financial liabilities accounted for at fair value on a recurring basis.

	As of March 31, 2011
					Level 3
Types of Investments	Fair Value	Level 1	Level 2	Level 3	Percent
Fixed maturities, available-for-sale:
U.S. government and agencies	$156.7	$—	$156.7	$—	—
State and political subdivisions	462.8	—	462.8	—	—
Corporate securities	14,996.9	—	14,227.5	769.4	3.3%
Residential mortgage-backed securities	3,815.3	—	3,815.3	—	—
Commercial mortgage-backed securities	1,802.9	—	1,785.2	17.7	0.1
Other debt obligations	550.8	—	400.4	150.4	0.7

Total fixed maturities, available-for-sale	21,785.4	—	20,847.9	937.5	4.1
Marketable equity securities, available-for-sale	46.4	44.6	—	1.8	—
Marketable equity securities, trading	224.7	224.0	—	0.7	—
Investments in limited partnerships(1)	34.9	—	—	34.9	0.2
Other invested assets	6.7	2.3	—	4.4	—

Total investments carried at fair value	22,098.1	270.9	20,847.9	979.3	4.3
Separate account assets	901.5	901.5	—	—	—

Total	$22,999.6	$1,172.4	$20,847.9	$979.3	4.3%

(1)	Includes investments in private equity funds.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	As of December 31, 2010
					Level 3
Types of Investments	Fair Value	Level 1	Level 2	Level 3	Percent
Fixed maturities, available-for-sale:
U.S. government and agencies	$33.1	$—	$33.1	$—	—
State and political subdivisions	452.8	—	452.8	—	—
Corporate securities	14,541.4	—	13,786.8	754.6	3.3%
Residential mortgage-backed securities	3,801.6	—	3,801.6	—	—
Commercial mortgage-backed securities	1,887.3	—	1,868.2	19.1	0.1
Other debt obligations	565.6	—	412.4	153.2	0.7

Total fixed maturities, available-for-sale	21,281.8	—	20,354.9	926.9	4.1
Marketable equity securities, available-for-sale	45.1	43.3	—	1.8	—
Marketable equity securities, trading	189.3	188.7	—	0.6	—
Investments in limited partnerships(1)	36.5	—	—	36.5	0.2
Other invested assets	6.4	2.6	—	3.8	—

Total investments carried at fair value	21,559.1	234.6	20,354.9	969.6	4.3
Separate account assets	881.7	881.7	—	—	—

Total	$22,440.8	$1,116.3	$20,354.9	$969.6	4.3%

(1)	Includes investments in private equity funds.
     Fixed Maturities
          The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of both March 31, 2011 and December 31, 2010, pricing services provided prices for 95.6% of the Company’s fixed maturities.
          The pricing services provide prices where observable inputs are available. The Company’s pricing services utilize evaluated pricing models that vary by asset class. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security.
          The Company performs an analysis on the prices received from the pricing services to ensure they represent a reasonable estimate of fair value and to gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination. This analysis is performed through evaluation of pricing methodologies and inputs, analytical reviews of certain prices between reporting periods, and back-testing of selected sales activity to determine whether there were significant differences between the market price used to value the security prior to sale and the actual sales price. Based upon this analysis, the Company has not adjusted prices obtained from the pricing services, and multiple prices for these securities are not obtained.
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
          As of March 31, 2011 and December 31, 2010, the Company had $866.3, or 4.0%, and $892.9, or 4.2%, respectively, of its fixed maturities invested in private placement securities. The valuation of certain private placement securities requires significant judgment by management due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $812.3, or 93.8%, and $815.4, or 91.3%, as Level 3 measurements as of March 31, 2011 and December 31, 2010, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     Corporate Securities
          As of March 31, 2011 and December 31, 2010, the fair value of the Company’s corporate securities classified as Level 2 measurements was $14,227.5 and $13,786.8, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of March 31, 2011			As of December 31, 2010
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant Security Sectors:
Industrials	$2,551.2	17.9%	201	$2,444.7	17.7%	225
Consumer staples	2,273.8	16.0	155	2,118.0	15.4	157
Financials	1,892.2	13.3	221	1,862.1	13.5	260
Utilities	1,721.7	12.1	170	1,738.2	12.6	194

Weighted-average coupon rate	6.21%			6.27%
Weighted-average remaining years to contractual maturity	12.0			12.2
          Corporate securities classified as Level 2 measurements are priced by independent pricing services utilizing evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many corporate securities do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.
          As of March 31, 2011, 91.4% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the financial sector, 21.2%, the industrial sector, 21.0%, and the consumer discretionary sector, 16.2%.
          As of December 31, 2010, 94.7% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 21.6%, the financial sector, 21.2%, and the consumer discretionary sector, 15.9%.
          The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of March 31, 2011 and December 31, 2010 the range of illiquidity adjustments varied from 0 to 50 basis points.
          The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of March 31, 2011		As of December 31, 2010
NAIC Rating:	Comparable Standard & Poor’s rating:	Fair Value	% of Total	Fair Value	% of Total
1	AAA, AA, A	$88.0	12.5%	$118.6	16.6%
2	BBB	524.7	74.6	497.5	69.6
3 - 6	BB & below	90.8	12.9	98.7	13.8

	Total	$703.5	100.0%	$714.8	100.0%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     Residential Mortgage-backed Securities
          As of March 31, 2011 and December 31, 2010, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,815.3 and $3,801.6, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 5.04% and 5.13% as of March 31, 2011 and December 31, 2010, respectively. Agency securities comprised 88.6% and 88.4% of the Company’s Level 2 RMBS as of March 31, 2011 and December 31, 2010, respectively.
          The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of March 31, 2011		As of December 31, 2010
Standard & Poor’s equivalent rating:	Fair Value	% of Total	Fair Value	% of Total
AAA	$161.7	37.0%	$166.6	37.8%
AA through BBB	85.4	19.6	89.0	20.2
BB & below	189.3	43.4	185.4	42.0

Total non-agency RMBS	$436.4	100.0%	$441.0	100.0%

Non-agency RMBS with super senior subordination	$261.8	60.0%	$259.2	58.8%
          As of March 31, 2011 and December 31, 2010, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.8%, and $176.3 and $181.8, or 40.4% and 41.2%, respectively, had an origination or vintage year of 2004 and prior.
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
     Commercial Mortgage-backed Securities
          As of March 31, 2011 and December 31, 2010, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,785.2 and $1,868.2, respectively. These were primarily non-agency securities, which comprised 70.2% and 68.3% of Level 2 CMBS as of March 31, 2011 and December 31, 2010, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 28.7% and 28.5% as of March 31, 2011 and December 31, 2010, respectively, and 94.3% were in the most senior tranche as of both March 31, 2011 and December 31, 2010.
          The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.44% and 5.50% as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, respectively, 18.6% and 18.2% of the underlying collateral for these securities was located in New York, 13.0% and 13.3% was located in California, and 7.1% was located in Texas as of both periods. The underlying collateral primarily consisted of retail shopping centers, comprising 33.3% and 33.7%, and office buildings comprising 30.8% and 30.5%, respectively, of these securities as of March 31, 2011 and December 31, 2010.
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
     Marketable Equity Securities
          Marketable equity securities are investments in common stock and certain nonredeemable preferred stocks, which primarily consist of investments in publicly traded companies and actively traded mutual fund investments. The fair values of the Company’s

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
marketable equity securities are primarily based on quoted market prices in active markets for identical assets, which are classified as Level 1 measurements.
Investments in Limited Partnerships
          Investments in limited partnerships recorded at fair value are investments in private equity funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting.
          The fair value for the Company’s investments in private equity funds is based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset value (NAV), which approximates fair value. The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to twelve years. As such, the Company classifies these securities as Level 3 measurements.
Separate Accounts
          Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.
Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
          The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three months ended March 31, 2011:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as			In and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	March 31,
	2011	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2011
Types of Investments:
Corporate securities	$754.6	$29.1	$(8.5)	$(4.5)	$(2.5)	$—	$5.1	$(3.9)	$769.4
Commercial mortgage backed securities	19.1	—	—	—	(1.4)	—	—	—	17.7
Other debt obligations	153.2	9.0	(10.8)	—	(0.8)	—	1.5	(1.7)	150.4

Total fixed maturities, available-for-sale	926.9	38.1	(19.3)	(4.5)	(4.7)	—	6.6	(5.6)	937.5
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.6	—	—	—	—	0.1	—	—	0.7
Investments in limited partnerships	36.5	0.1	—	—	(3.8)	1.3	—	0.8	34.9
Other invested assets	3.8	—	—	—	—	0.6	—	—	4.4

Total Level 3	$969.6	$38.2	$(19.3)	$(4.5)	$(8.5)	$2.0	$6.6	$(4.8)	$979.3

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers out of Level 3 were $4.5 for the three months ended March 31, 2011.

(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three months ended March 31, 2010:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as			In and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	March 31,
	2010	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2010
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$—	$—	$0.2	$—	$7.4
Corporate securities	847.1	16.0	(17.3)	8.2	(1.9)	—	12.2	(1.7)	862.6
Residential mortgage-backed securities	250.5	—	—	—	2.7	—	7.6	—	260.8
Commercial mortgage backed securities	24.0	—	—	—	(1.9)	—	1.0	—	23.1
Other debt obligations	54.7	—	—	(0.1)	(0.9)	—	1.3	—	55.0

Total fixed maturities, available-for-sale	1,183.5	16.0	(17.3)	8.1	(2.0)	—	22.3	(1.7)	1,208.9
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.2	—	—	—	0.5
Investments in limited partnerships	24.7	0.6	(1.0)	—	—	0.8	—	0.1	25.2
Other invested assets	4.6	—	(0.3)	—	(0.8)	0.2	—	0.1	3.8

Total Level 3	$1,214.9	$16.6	$(18.6)	$8.1	$(2.6)	$1.0	$22.3	$(1.5)	$1,240.2

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into and out of Level 3 were $10.3 and $(2.2), respectively, for the three months ended March 31, 2010.

(2)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.
          The following table summarizes the carrying or reported value and corresponding fair value of financial instruments subject to fair value disclosure requirements:

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$21,785.4	$21,785.4	$21,281.8	$21,281.8
Marketable equity securities, available-for-sale	46.4	46.4	45.1	45.1
Marketable equity securities, trading	224.7	224.7	189.3	189.3
Mortgage loans	1,862.0	1,929.6	1,713.0	1,772.2
Investments in limited partnerships:
Private equity funds	34.9	34.9	36.5	36.5
Tax credit investments	163.9	165.5	150.4	152.6
Other invested assets	12.8	12.8	12.6	12.6
Cash and cash equivalents	307.9	307.9	274.6	274.6
Separate account assets	901.5	901.5	881.7	881.7
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	9,343.2	9,142.6	8,795.8	8,694.2
Immediate annuities	6,680.0	7,144.7	6,670.4	7,188.9
Notes payable:
Capital Efficient Notes (CENts)	149.9	150.0	149.8	140.9
Senior notes	299.2	311.2	299.2	301.6
Other Financial Instruments
          Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $294.7 and $261.0 as of March 31, 2011 and December 31, 2010, respectively. Cash equivalents of $291.4 and $257.9 were held in a single highly rated overnight money market fund as of March 31, 2011 and December 31, 2010, respectively.

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
          The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,530.2 and $5,487.1 of liabilities related to insurance contracts as of March 31, 2011 and December 31, 2010, respectively.
          The fair values of the Company’s notes payable were based on nonbinding quotes provided by third-parties. The fair value measurement assumes that liabilities were transferred to a market participant of equal credit standing and without consideration for any optional redemption features.
7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
          The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs:

	For the Three Months Ended
	March 31,
	2011	2010
Unamortized balance at beginning of period	$387.4	$325.7
Deferral of acquisition costs	37.0	30.5
Adjustments related to investment gains	(0.7)	(1.0)
Amortization	(20.1)	(15.4)

Unamortized balance at end of period	403.6	339.8
Accumulated effect of net unrealized investment gains	(141.1)	(112.3)

Balance at end of period	$262.5	$227.5

          The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets:

	For the Three Months Ended
	March 31,
	2011	2010
Unamortized balance at beginning of period	$105.8	$67.6
Capitalizations	17.1	13.3
Adjustments related to investment gains	(0.3)	(0.3)
Amortization	(6.2)	(3.9)

Unamortized balance at end of period	116.4	76.7
Accumulated effect of net unrealized investment gains	(46.8)	(29.7)

Balance at end of period	$69.6	$47.0

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
8. Stockholders’ Equity
          The components of comprehensive income are as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Net income	$54.9	$46.3
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	9.5	244.9
Reclassification adjustment for net realized investment (gains) losses included in net income (2)	(10.4)	(6.1)
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(4.2)	(31.4)
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	6.6	1.8

Other comprehensive income, net of taxes	1.5	209.2

Total comprehensive income	$56.4	$255.5

(1)	Net of taxes of $5.1 and $131.9 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Net of taxes of $(5.6) and $(3.3) for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, $6.6 (net of taxes of $3.6) of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses. For the three months ended March 31, 2010, $7.1 (net of taxes of $3.9) of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses.

(3)	Net of taxes of $(2.3) and $(16.9) for the three months ended March 31, 2011 and 2010, respectively.

(4)	Net of taxes of $3.6 and $1.0 for the three months ended March 31, 2011 and 2010, respectively.
          The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2010	92.729
Common stock, issued in initial public offering	25.260
Restricted stock issued, net	0.243
Employee stock purchase plan shares issued	0.033
Treasury stock acquired(1)	(0.001)
Treasury stock retired(2)	(0.048)

Balance as of December 31, 2010	118.216

Balance as of January 1, 2011	118.216
Restricted stock issued, net	0.295
Employee stock purchase plan shares issued	0.024

Balance as of March 31, 2011	118.535

(1)	Represents shares repurchased to satisfy employee income tax withholding, pursuant to the Company’s Equity Plan.

(2)	Represents shares repurchased and subsequently retired, pursuant to the Company’s Equity Plan.
9. Stock-Based Compensation
          The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2011:

		Weighted-
	Number of	Average Fair
	Shares	Value
Outstanding as of January 1, 2011	0.192	$12.61
Shares granted	0.297	13.81
Shares vested	(0.001)	12.48
Shares forfeited	(0.002)	12.48

Outstanding as of March 31, 2011	0.486	$13.14

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
10. Commitments and Contingencies
Litigation
          Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of March 31, 2011, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
Other Commitments
          As of March 31, 2011 and December 31, 2010, unfunded mortgage loan commitments were $41.5 and $39.2, respectively. As of March 31, 2011, the Company had no other material new or changes to commitments or contingencies since December 31, 2010.
11. Segment Information
          The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended March 31, 2011
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$110.0	$—	$—	$10.9	$—	$120.9
Net investment income	4.2	123.1	105.0	71.2	6.5	310.0
Policy fees, contract charges, and other	3.3	5.1	0.2	30.7	5.4	44.7
Net investment gains on fixed index annuity (FIA) options	—	0.5	—	—	—	0.5

Total operating revenues	117.5	128.7	105.2	112.8	11.9	476.1

Benefits and expenses:
Policyholder benefits and claims	74.3	(0.1)	—	18.1	—	92.3
Interest credited	—	77.6	89.7	61.7	(0.7)	228.3
Other underwriting and operating expenses	27.3	12.4	5.9	14.4	6.0	66.0
Interest expense	—	—	—	—	8.0	8.0
Amortization of deferred policy acquisition costs	2.1	15.6	0.7	1.7	—	20.1

Total benefits and expenses	103.7	105.5	96.3	95.9	13.3	414.7

Segment pre-tax adjusted operating income (loss)	$13.8	$23.2	$8.9	$16.9	$(1.4)	$61.4

Operating revenues	$117.5	$128.7	$105.2	$112.8	$11.9	$476.1
Add: Net realized investment gains, excluding FIA options	—	2.9	9.9	0.4	1.9	15.1

Total revenues	117.5	131.6	115.1	113.2	13.8	491.2
Total benefits and expenses	103.7	105.5	96.3	95.9	13.3	414.7

Income before income taxes	$13.8	$26.1	$18.8	$17.3	$0.5	$76.5

As of March 31, 2011:
Total assets	$214.8	$10,883.1	$6,963.3	$6,055.7	$2,305.4	$26,422.3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Three Months Ended March 31, 2010
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$108.8	$—	$—	$10.2	$—	$119.0
Net investment income	4.6	107.8	104.0	66.1	4.4	286.9
Policy fees, contract charges, and other	2.9	4.8	0.2	29.1	3.5	40.5
Net investment gains on fixed index annuity (FIA) options	—	0.1	—	—	—	0.1

Total operating revenues	116.3	112.7	104.2	105.4	7.9	446.5

Benefits and expenses:
Policyholder benefits and claims	75.0	0.1	—	11.1	—	86.2
Interest credited	—	68.5	92.0	58.5	(0.5)	218.5
Other underwriting and operating expenses	23.7	13.6	5.3	12.7	4.3	59.6
Interest expense	—	—	—	—	8.0	8.0
Amortization of deferred policy acquisition costs	1.9	13.2	0.5	(0.2)	—	15.4

Total benefits and expenses	100.6	95.4	97.8	82.1	11.8	387.7

Segment pre-tax adjusted operating income (loss)	$15.7	$17.3	$6.4	$23.3	$(3.9)	$58.8

Operating revenues	$116.3	$112.7	$104.2	$105.4	$7.9	$446.5
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	3.0	4.7	0.2	(1.0)	6.7

Total revenues	116.1	115.7	108.9	105.6	6.9	453.2
Total benefits and expenses	100.6	95.4	97.8	82.1	11.8	387.7

Income (loss) before income taxes	$15.5	$20.3	$11.1	$23.5	$(4.9)	$65.5

As of March 31, 2010:
Total assets	$258.8	$8,809.0	$6,717.7	$5,226.4	$2,349.7	$23,361.6
12. Subsequent Events
          On May 11, 2011, the Company declared a dividend of $0.06 per common share, or approximately $8.3 in total, to shareholders and warrant holders of record as of May 25, 2011. The dividend will be paid on or about June 10, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with the unaudited interim consolidated financial statements and accompanying condensed notes included in Item 1 — “Financial Statements” included in this Form 10-Q, our Annual Report for the year ended December 31, 2010, filed with the SEC on March 16, 2011 (“2010 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.
          Management considers certain non-GAAP financial measures, including adjusted operating income, adjusted operating income per common share, adjusted book value, adjusted book value per common share, adjusted book value per common share, as converted and operating ROAE to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 — “Management’s Discussion and Analysis of Financial Condition — Use of non-GAAP Financial Measures” in our 2010 10-K.
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
          See Note 11 to the accompanying unaudited interim consolidated financial statements for the financial results of our segments.

Current Outlook
          We have entered 2011 with positive momentum and an energized executive team that is focused on growing and diversifying the Company. We are diversifying our product offerings to profitably grow in a wider variety of economic environments. In April 2011, we launched a new fixed indexed annuity product with certain banking and independent financial planning distribution partners. Also in April 2011, we updated our single premium life product and brought in seasoned talent to expand our life insurance product portfolio. To help with this effort, we have also been focused on expanding our field sales force for life insurance and annuities. We also made progress in the first quarter on expanding our group life business by hiring additional leadership for this initiative and beginning to build an administrative infrastructure. As we focus on these and other efforts to grow and diversify our business, the pace of the economic recovery may impact our ability to effectively deploy capital.
          The slow economic recovery experienced during 2010 continued at a slow pace during the first quarter of 2011. Although interest rates have increased from the recent historic low levels, low interest rate conditions and tight credit spreads continue to be a challenge for our asset-based businesses. To mitigate the risk of unfavorable consequences in this environment, such as spread compression or instances where our returns on investments are not enough to support the interest rate guarantees on the inforce business, we remain proactive in our investment and product strategies, interest crediting strategies and overall asset-liability management practices.
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
          To navigate our way through this environment and provide profitable growth and long-term ROE expansion to our shareholders, we continue to focus on the strategies outlined in our 2010 10-K. Our focus in 2011 is on executing our strategic growth initiatives. We expect to organically deploy some of our excess capital as we grow through sales of new and refreshed products. Sales of our fixed deferred annuities in the first quarter of 2011 represented one of our highest quarters, and we expect them to remain solid for the rest of 2011. However, fixed deferred annuity sales will likely be at levels lower than the first quarter because we recently changed to a more level crediting rate strategy on our most popular fixed deferred annuity, which we believe will improve our positioning in a rising interest rate environment. In addition to organic growth, we will look for acquisition opportunities that fit our strategies and help us drive improved earnings. However, the success of these and other strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the unaudited interim consolidated financial statements. The following accounting policies are those we consider to be particularly critical to understanding our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:
•	The evaluation of OTTI of investments;

•	The valuation of investments at fair value;

•	The balance, recoverability and amortization of deferred policy acquisition costs; and

•	The liabilities for future policy benefits and policy and contract claims.
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
          There have been no material changes to the above critical accounting estimates, which are described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited financial statements included in the 2010 10-K.

New Accounting Standards
          For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 in the accompanying unaudited interim consolidated financial statements.
Sources of Revenues and Expenses
          Our primary sources of revenues from our insurance operations are premiums and net investment income. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, and general business and operating expenses, net of DAC. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount, allocated investments, account values and time study results. We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value on our equity trading portfolio.
          Each of our four operating segments maintains its own portfolio of invested assets, which are managed in accordance with specific guidelines. The net investment income and realized investment gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment.
Revenues
Premiums
          Premiums consist primarily of premiums from our medical stop-loss and individual term and whole life insurance products.
Net investment income
          Net investment income represents the income earned on our investments, net of investment expenses, including gains or losses from changes in the fair value of our investments in private equity fund limited partnerships. Further, we account for our investments in limited partnerships that operate affordable housing projects and state tax credit funds under the equity method and record them at amortized cost, with the amortization recorded as a decrease to net investment income with an offsetting benefit to our income tax expense.
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

Interest credited
          Interest credited represents interest credited to policyholder reserves and contract holder general account balances in addition to the impact of mortality and funding services activity within our Income Annuities segment and the amortization of deferred sales inducement assets.
Other underwriting and operating expenses
          Other underwriting and operating expenses represent non-deferrable costs related to the acquisition and ongoing maintenance of insurance and investment contracts, including certain non-deferrable commissions, policy issuance expenses and other business operating costs.
Interest expense
          Interest expense primarily includes interest on corporate debt, the impact of interest rate hedging activities on the debt and amortization of debt issuance costs.
Amortization of deferred policy acquisition costs
          We defer as assets certain commissions, distribution costs and other underwriting costs, that vary with, and are primarily related to, the production of new and renewal business. Amortization of previously capitalized DAC is recorded as an expense.
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
          For a full discussion of each non-GAAP measure, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures” in our 2010 10-K.

	As of	As of
	March 31,	December 31,
	2011	2010
Total stockholders’ equity	$2,431.0	$2,380.6
Less: AOCI	434.0	432.5

Adjusted book value*	1,997.0	1,948.1
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,215.1	$2,166.2

Book value per common share (1)	$17.68	$17.35

Adjusted book value per common share (2)*	$16.85	$16.48

Adjusted book value per common share, as converted (3)*	$16.11	$15.79

	For the Twelve Months Ended
	March 31,	December 31,
	2011	2010
Return on stockholders’ equity, or ROE	8.8%	9.3%
Net income (4)	$209.5	$200.9
Average stockholders’ equity (5)	2,367.5	2,167.9

Operating return on average equity, or ROAE*	9.4%	9.8%
Adjusted operating income (6)*	$178.4	$175.2
Average adjusted book value (7)*	1,898.2	1,795.4

*	Represents a non-GAAP measure.

(1)	Book value per common share is calculated as stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 137.511 and 137.192 as of March 31, 2011 and December 31, 2010, respectively.

(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 118.535 and 118.216 as of March 31, 2011 and December 31, 2010, respectively.

(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 137.511 and 137.192 as of March 31, 2011 and December 31, 2010, respectively.

(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended March 31, 2011, this consisted of quarterly net income of $54.9, $62.2, $56.6 and $35.8.

(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of March 31, 2011, stockholder’s equity for the most recent five quarters was $2,431.0, $2,380.6, $2,711.3, $2,342.8, and $1,971.7. As of December 31, 2010, stockholder’s equity for the most recent five quarters was $2,380.6, $2,711.3, $2,342.8, $1,971.7, and $1,433.3.

(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended March 31, 2011, this consisted of quarterly adjusted operating income of $45.1, $48.0, $43.8, and $41.5. Adjusted operating income consists of net income, less after-tax net realized gains, plus after-tax net realized and unrealized investment gains on our FIA options. For the twelve months ended March 31, 2011, this consisted of net quarterly reconciling amounts of $9.8, $14.2, $12.8, and $(5.7). For the twelve months ended December 31, 2010, this consisted of quarterly adjusted operating income of $48.0, $43.8, $41.5, and $41.9, and net quarterly reconciling amounts of $14.2, $12.8, $(5.7), and $4.4.

(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of March 31, 2011, adjusted book value for the most recent five quarters was $1,997.0, $1,948.1, $1,891.9, $1,841.7, and $1,812.2. AOCI, for the most recent five quarters was $434.0, $432.5, $819.4, $501.1, and $159.5. As of December 31, 2010, adjusted book value of the most recent five quarters was $1,948.1, $1,891.9, $1,841.7, $1,812.2, and $1,483.0. AOCI, for the most recent five quarters was $432.5, $819.4, $501.1, $159.5, and $(49.7).

Results of Operations
          The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related condensed notes.
Total Company
          Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended		QTD
	March 31,		Variance (%)
	2011	2010	2011 vs. 2010
Revenues:
Premiums	$120.9	$119.0	1.6%
Net investment income	310.0	286.9	8.1
Policy fees, contract charges, and other	44.7	40.5	10.4
Net realized investment gains:
Net impairment losses recognized in earnings	(0.9)	(9.7)	90.7
Other net realized investment gains	16.5	16.5	—

Total net realized investment gains	15.6	6.8	*

Total revenues	491.2	453.2	8.4

Benefits and expenses:
Policyholder benefits and claims	92.3	86.2	7.1
Interest credited	228.3	218.5	4.5
Other underwriting and operating expenses	66.0	59.6	10.7
Interest expense	8.0	8.0	—
Amortization of deferred policy acquisition costs	20.1	15.4	30.5

Total benefits and expenses	414.7	387.7	7.0

Income from operations before income taxes	76.5	65.5	16.8

Provision for income taxes:
Current	11.2	9.9	13.1
Deferred	10.4	9.3	11.8

Total provision for income taxes	21.6	19.2	12.5

Net income	$54.9	$46.3	18.6%

Net income per common share(1):
Basic	$0.40	$0.35	14.3%

Diluted	$0.40	$0.35	14.3

Weighted-average common shares outstanding:
Basic	137.292	131.018	4.8
Diluted	137.300	131.038	4.8

Non-GAAP Financial Measures:
Adjusted operating income	$45.1	$41.9	7.6%

Adjusted operating income per common share:
Basic	$0.33	$0.32	3.1%

Diluted	$0.33	$0.32	3.1

Reconciliation to net income:
Net income	$54.9	$46.3	18.6
Less: Net realized investment gains (net of taxes of $5.5 and $2.3)	10.1	4.5	*
Add: Net investment gains on FIA options (net of taxes of $0.2 and $0.0)	0.3	0.1	*

Adjusted operating income	$45.1	$41.9	7.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of dilutive net income per share.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Summary of Results
          Net income increased $8.6 as a result of an increase in adjusted operating income and net realized investment gains. Adjusted operating income increased $3.2, which was primarily driven by a $9.5 increase in the investment margin (net investment income less interest credited) in our Deferred Annuities and Income Annuities segments. In addition, improvements in our Life segment’s BOLI return on assets (ROA) increased earnings $2.4 and we saw improvement in our Group segment’s loss ratio. These favorable drivers were partially offset by a $6.4 increase in other underwriting and operating expenses primarily driven by increased employee-related expenses, and a first quarter 2010 reserve release causing a reduction in benefits and expenses in our Life segment.
          Net realized investment gains increased $8.8, to $15.6 from $6.8. This was primarily driven by a reduction in impairments, which were $0.9 for the three months ended March 31, 2011, as compared to $9.7 for the same period in 2010, an improvement of $8.8. For further discussion of our investment results and portfolio refer to “— Investments” below.
          The provision for income taxes increased $2.4 primarily due to higher income from operations before income taxes during the three months ended March 31, 2011, compared to the same period in 2010. The increase in the provision was partially offset by a decrease in the effective tax rate, which was 28.3% and 29.3%, for the three months ended March 31, 2011 and 2010, respectively. The reduction in the effective tax rate was primarily due to an increase in low income housing tax credits.
Further discussion of adjusted operating income drivers described above:
          Our Group segment’s profitability decreased $1.9 for the three months ended March 31, 2011 compared to the same period in 2010, which was primarily due to higher other underwriting and operating expenses. The Group loss ratio improved to 67.6% for the three months ended March 31, 2011 from 68.9% for the same period in 2010 on slightly increased premiums, which partially offset the increase in other underwriting and operating expenses.
          Our Deferred Annuities segment’s investment margin increased $6.2 and DAC amortization increased on a $1.8 billion increase in our fixed account values, driven by strong sales over the past twelve months. In addition, we deployed more cash on average, as we held lower daily average cash balances over the prior period. This was partially offset by a lower interest spread due to decreased investment yields as a result of a lower interest rate environment in addition to lower targeted spreads on new sales over the past twelve months as a result of lowering new product acquisition costs and guarantees.
          Our Income Annuities segment’s investment margin increased, primarily due to an increase in the interest spread and favorable mortality. The increase in the interest spread was driven by higher investment yields due in part to favorable prepayment speed adjustments on mortgage-backed securities which were $1.8 during the first quarter 2011, compared to $(0.2) for the same period in 2010 and the positive effects of our commercial mortgage loan investment strategy. Mortality gains were $0.7 during the first quarter 2011, compared to mortality losses of $(0.1) for the same period in 2010.
          Our Life segment’s pre-tax adjusted operating income decreased primarily due to a first quarter 2010 $7.4 reserve release related to one of our UL products, which resulted in a reduction in benefits and expenses, and a $1.8 increase in Individual life claims. This was partially offset by an increase in the BOLI ROA, which increased earnings $2.4 driven by higher net investment income and favorable claims experience.
Division Operating Results
          The results of operations and selected operating metrics for our five segments, (Group, Deferred Annuities, Income Annuities, Life and Other), for the three months ended March 31, 2011 and 2010 are set forth in the following respective sections.

Group
          The following table sets forth the results of operations relating to our Group segment:

	Three Months Ended		QTD
	March 31,		Variance (%)
	2011	2010	2011 vs. 2010
Operating revenues:
Premiums	$110.0	$108.8	1.1%
Net investment income	4.2	4.6	(8.7)
Policy fees, contract charges, and other	3.3	2.9	13.8

Total operating revenues	117.5	116.3	1.0
Benefits and expenses:
Policyholder benefits and claims	74.3	75.0	(0.9)
Other underwriting and operating expenses	27.3	23.7	15.2
Amortization of deferred policy acquisition costs	2.1	1.9	10.5

Total benefits and expenses	103.7	100.6	3.1

Segment pre-tax adjusted operating income	$13.8	$15.7	(12.1)%

          The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2011	2010
Group loss ratio(1)	67.6%	68.9%
Expense ratio(2)	25.9%	23.1%

Combined ratio(3)	93.5%	92.0%

Medical stop-loss — loss ratio(4)	69.3%	70.1%
Total sales(5)	$48.7	$41.4

(1)	Group loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Summary of Results
          Segment pre-tax adjusted operating income decreased $1.9, primarily the result of higher other underwriting and operating expenses. This was partially offset by an improved loss ratio. For first quarter 2011, the loss ratio was 67.6%, down from 68.9% for the same period in 2010, which was driven by a focus on pricing discipline during our 2010 renewals. Our first quarter 2011 results included a higher frequency of large claims. On a quarter-to-quarter basis, the loss ratio can fluctuate widely.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Benefits and Expenses
          The $3.6 increase in other underwriting and operating expenses was primarily the result of higher commissions on strong sales and improved profits, and higher employee-related expenses, compared with unusually low administrative expenses in first quarter 2010.

Deferred Annuities
          The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended		QTD
	March 31,		Variance (%)
	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$123.1	$107.8	14.2%
Policy fees, contract charges, and other	5.1	4.8	6.3
Net investment gains on FIA options	0.5	0.1	*

Total operating revenues	128.7	112.7	14.2
Benefits and expenses:
Policyholder benefits and claims	(0.1)	0.1	*
Interest credited	77.6	68.5	13.3
Other underwriting and operating expenses	12.4	13.6	(8.8)
Amortization of deferred policy acquisition costs	15.6	13.2	18.2

Total benefits and expenses	105.5	95.4	10.6

Segment pre-tax adjusted operating income	$23.2	$17.3	34.1%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2011	2010
Account values — Fixed annuities	$9,793.9	$8,005.4
Account values — Variable annuities	809.2	768.0
Interest spread on average account values(1)	1.82%	1.86%
Total sales(2)	$618.4	$377.5

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees.

(2)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Summary of Results
          Segment pre-tax adjusted operating income increased $5.9, primarily driven by a $6.2 increase in the investment margin offset by a $2.4 increase in DAC amortization from higher account values driven by strong sales over the past 12 months. In addition, we carried lower cash balances.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Operating Revenues
          Net investment income increased $15.3, which was driven by a $1.8 billion increase in average invested assets from increased fixed annuities account values. Average daily cash balances decreased $64.4 to $113.2 for the first quarter of 2011 compared to $177.6 for the same period in 2010.

Benefits and Expenses
          Interest credited increased $9.1, which is primarily due to a $1.8 billion increase in fixed annuities account values.
Income Annuities
          The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended		QTD
	March 31,		Variance (%)
	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$105.0	$104.0	1.0%
Policy fees, contract charges, and other	0.2	0.2	—

Total operating revenues	105.2	104.2	1.0
Benefits and expenses:
Interest credited	89.7	92.0	(2.5)
Other underwriting and operating expenses	5.9	5.3	11.3
Amortization of deferred policy acquisition costs	0.7	0.5	40.0

Total benefits and expenses	96.3	97.8	(1.5)

Segment pre-tax adjusted operating income	$8.9	$6.4	39.1%

          The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2011	2010
Reserves(1)	$6,681.4	$6,726.7
Interest spread on reserves(2)	0.58%	0.41%
Mortality gains (losses)(3)	$0.7	$(0.1)
Prepayment speed adjustment on mortgage-backed securities(4)	1.8	(0.2)
Total sales(5)	64.5	66.3

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.

(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.

(5)	Sales represent deposits for new policies net of first year policy lapses and/or surrenders.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Summary of Results
          Segment pre-tax adjusted operating income increased $2.5 primarily due to a $3.3 increase in the investment margin on an increased interest spread and mortality gains of $0.7 during first quarter 2011 compared to losses of $0.1 during first quarter 2010. Our interest spread primarily increased due to favorable prepayment speed adjustments and the positive effects of our commercial mortgage loan investment strategy, which delivered higher yields relative to other types of investments. We are focused on improving our yield by increasing mortgage loan originations, which currently offer attractive yields. Reserves, while relatively stable, fell slightly as benefit payments exceeded deposits and interest credited.

          In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.
Benefits and Expenses
          Interest credited decreased $2.3 driven primarily by a reduction in interest credited due to slightly lower reserves and favorable mortality experience as we experienced mortality gains of $0.7 in the first quarter of 2011 compared to losses of $(0.1) in the first quarter of 2010.
Life
          The following table sets forth the results of operations relating to our Life segment:

	Three Months Ended		QTD
	March 31,		Variance (%)
	2011	2010	2011 vs. 2010
Operating revenues:
Premiums	$10.9	$10.2	6.9%
Net investment income	71.2	66.1	7.7
Policy fees, contract charges, and other	30.7	29.1	5.5

Total operating revenues	112.8	105.4	7.0
Benefits and expenses:
Policyholder benefits and claims	18.1	11.1	63.1
Interest credited	61.7	58.5	5.5
Other underwriting and operating expenses	14.4	12.7	13.4
Amortization of deferred policy acquisition costs	1.7	(0.2)	*

Total benefits and expenses	95.9	82.1	16.8

Segment pre-tax adjusted operating income	$16.9	$23.3	(27.5)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
          The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2011	2010
Individual insurance:
Individual insurance in force(1)	$37,689.0	$38,640.5
Individual claims(2)	15.7	13.9
UL account value(3)	617.3	585.3
UL interest spread (4)	1.59%	1.37%
Individual sales(5)	$2.4	$2.8
BOLI:
BOLI insurance in force(1)	$12,681.3	$11,416.0
BOLI account value (3)	4,403.0	3,853.2
BOLI ROA (6)	1.14%	1.08%
BOLI sales (7)	$—	$2.7

(1)	Insurance in force represents dollar face amounts of policies.

(2)	Individual claims represents incurred claims on our term and universal life policies.

(3)	UL account value and BOLI account value represent our liabilities to our policyholders.

(4)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The 2010 first quarter credited rate to policyholders was adjusted to exclude a reserve adjustment related to a persistency bonus. Without this adjustment the 2010 first quarter UL interest spread of 1.37% would have been 5.40%.

(5)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.

(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

(7)	BOLI sales represent 10% of new BOLI total deposits.
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Summary of Results
          Segment pre-tax adjusted operating income decreased $6.4 primarily due to a first quarter 2010 $7.4 reserve release causing a reduction in benefits and expenses, discussed in further detail below, and a $1.8 increase in Individual claims. These were partially offset by a $2.4 increase in BOLI profitability driven by a higher BOLI ROA, primarily a result of a growing block of business.
          In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Operating Revenues
          Net investment income increased $5.1 as both UL and BOLI account values grew from sales in the past twelve months, and a $0.8 increase from prepayment speed adjustments and fees. These were partially offset by lower yields in the first quarter of 2011, compared to the same period in 2010. The reduction in yields was driven by lower yields on asset purchases over the past twelve months and the impact of carrying higher levels of cash.
Benefits and Expenses
          Due to the continued low interest rate environment in 2010, the credited interest rate on a universal life product was adjusted downward to the guaranteed minimum rate. For this product, bonus interest is not earned if the credited rate equals the guaranteed minimum. As a result, during the first quarter of 2010, we released bonus interest reserves of $6.0 recorded in policyholder benefits and claims, benefited from a $1.7 reduction in DAC amortization due to the unlocking of future assumptions and recorded a $(0.3) adjustment to policy fees, contract charges and other.
          Excluding the effects of this reserve release, our benefit related expenses (policyholder benefits and claims, and interest credited) increased $4.2. This was driven by higher interest credited on increased BOLI account values, partially offset by favorable BOLI claims experience. In addition, we had higher Individual claims in the first quarter of 2011, compared to the same period in 2010.

Other
          The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended		QTD
	March 31,		Variance (%)
	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$6.5	$4.4	47.7%
Policy fees, contract charges, and other	5.4	3.5	54.3

Total operating revenues	11.9	7.9	50.6
Benefits and expenses:
Interest credited	(0.7)	(0.5)	(40.0)
Other underwriting and operating expenses	6.0	4.3	39.5
Interest expense	8.0	8.0	—

Total benefits and expenses	13.3	11.8	12.7

Segment pre-tax adjusted operating loss	$(1.4)	$(3.9)	64.1%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Summary of Results
          Our Other segment reported pre-tax adjusted operating losses of $1.4 for the first quarter of 2011 compared with losses of $3.9 for the same period in 2010. This reduction in losses was due primarily to an increase in investment income from increased average invested assets. The IPO proceeds received during the first quarter of 2010 were initially invested in cash and ultimately invested in higher yielding assets over a period of time. In addition, broker-dealer revenues increased $1.8 as a result of increased production. This is offset by a $1.5 increase in other underwriting and operating expenses from broker-dealer related commissions.
Investments
          Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of March 31, 2011 consisted in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.
          The following table presents the composition of our investment portfolio:

	As of March 31, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$20,919.1	86.4%	$20,388.9	86.8%
Private	866.3	3.6	892.9	3.8
Marketable equity securities, available-for-sale(1)	46.4	0.2	45.1	0.2
Marketable equity securities, trading(2)	224.7	0.9	189.3	0.8
Mortgage loans, net	1,862.0	7.7	1,713.0	7.3
Policy loans	70.4	0.3	71.5	0.3
Investments in limited partnerships(3):
Private equity funds	34.9	0.1	36.5	0.1
Tax credit investments	163.9	0.7	150.4	0.6
Other invested assets	12.8	0.1	12.6	0.1

Total	$24,200.5	100.0%	$23,500.2	100.0%

(1)	Amount primarily represents non-redeemable preferred stock.

(2)	Amount represents investments in common stock.

(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.
          The increase in invested assets during the first three months of 2011 is primarily due to portfolio growth generated by sales of fixed deferred annuities and BOLI during the preceding twelve months.
Investment Returns
Net Investment Income
          Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.55%	$286.7	5.76%	$271.0
Marketable equity securities, available-for-sale	4.44	0.6	4.43	0.6
Marketable equity securities, trading	2.10	0.9	1.68	0.7
Mortgage loans, net	6.22	27.9	6.17	18.8
Policy loans	5.73	1.0	5.99	1.1
Investments in limited partnerships:
Private equity funds	8.25	0.7	11.70	0.9
Tax credit investments(2)	(6.68)	(3.3)	(6.96)	(2.1)
Other income producing assets(3)	1.52	1.3	0.89	1.1

Gross investment income before investment expenses	5.42	315.8	5.58	292.1
Investment expenses	(0.10)	(5.8)	(0.10)	(5.2)

Net investment income	5.32%	$310.0	5.48%	$286.9

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities, and private equity funds. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from tax credit investments is offset by U.S. federal income tax benefits. The resulting overall impact to net income was $2.1 and $1.5 for the three months ended March 31, 2011 and 2010, respectively.

(3)	Other income producing assets includes income from other invested assets, short-term investments and cash and cash equivalents.
          For the three months ended March 31, 2011, net investment income increased 8.1% compared to the same period in 2010, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2010 and the first quarter of 2011. In addition, income from mortgage loans increased as we continue to grow our mortgage loan portfolio. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.32% in 2011 from 5.48% in 2010. The reduction in yields is the effect of the low interest rate environment in 2010 and 2011 as overall yields on purchases were 100 basis points lower than the average yield on existing investments. Although first quarter 2011 yields included 5 basis points of income related to the prepayment speed adjustment on mortgage-backed securities, the effect of the low interest rate environment drove overall investment yields down year over year.
          For the three months ended March 31, 2011, and 2010 the Company had average daily cash and cash equivalent balances of $244.1 and $368.3, respectively. The decrease in average daily cash balances is primarily attributable to a slight improvement in the credit markets, and our strategy to temporarily invest in treasury securities as we look for high quality, higher yielding investments. In the first quarter of 2010, we received proceeds from our initial public offering, which resulted in a higher average daily cash and cash equivalents balance.

  Net Realized Investment Gains (Losses)
          In the first quarter 2011, our portfolio produced net realized gains of $15.6, as compared to net realized gains of $6.8 for the same period in 2010, primarily due to a reduction in impairments. In the first quarter of 2011, equity markets continued to rebound which led to net gains on our trading securities for the quarter, outpacing net gains on our trading portfolio for the first quarter of 2010, as illustrated in the following table. These realized gains were offset by higher realized losses on sales of fixed maturities driven by the opportunistic sale of a few distressed bonds.
          The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended
	March 31,
	2011	2010
Gross realized gains on sales of fixed maturities	$2.7	$10.4

Gross realized losses on sales of fixed maturities	(6.1)	(1.1)

Impairments:
Public fixed maturities(1)	(0.4)	(2.4)
Private fixed maturities	—	(5.1)

Total credit-related	(0.4)	(7.5)
Other	(0.5)	(2.2)

Total impairments	(0.9)	(9.7)

Net gains on trading securities	12.2	7.6

Other net investment gains (losses)(2):
Other gross gains	10.0	3.8
Other gross losses	(2.3)	(4.2)

Net realized investment gains before taxes	$15.6	$6.8

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.
  Impairments
          Impairments for the three months ended March 31, 2011 and 2010 were $0.9 and $9.7, respectively. This decrease was primarily attributable to reduced credit concerns as credit-related impairments decreased $7.1. For those issuers in which we recorded an impairment during 2011, we had remaining holdings with an amortized cost of $10.7 and a fair value of $10.7 as of March 31, 2011. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim consolidated financial statements.
   Fixed Maturity Securities
          Fixed maturities represented approximately 90% and 91% of invested assets as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, publicly traded and privately placed fixed maturities represented 96.0% and 4.0%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.
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

          The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of March 31, 2011			As of December 31, 2010
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
		Cost	Value	Fair Value	Cost	Value	Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,577.6	$13,141.0	60.3%	$12,453.2	$13,042.4	61.3%
2	BBB	6,962.1	7,306.9	33.6	6,642.1	6,981.9	32.8

	Total investment grade	19,539.7	20,447.9	93.9	19,095.3	20,024.3	94.1
3	BB	728.8	719.5	3.3	700.3	679.0	3.2
4	B	477.9	462.7	2.1	420.6	393.8	1.8
5	CCC & lower	156.5	146.6	0.7	178.4	164.8	0.8
6	In or near default	8.2	8.7	—	21.9	19.9	0.1

	Total below investment grade	1,371.4	1,337.5	6.1	1,321.2	1,257.5	5.9

Total		$20,911.1	$21,785.4	100.0%	$20,416.5	$21,281.8	100.0%

          As of March 31, 2011 and December 31, 2010, securities with an amortized cost of $819.9 and $847.3, and fair value of $869.0 and $891.9, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.
          Below investment grade securities comprised 6.1% and 5.9% of our fixed maturities portfolio as of March 31, 2011 and December 31, 2010, respectively. We had NAIC 5 and 6 designated securities with gross unrealized losses of $16.5 as of March 31, 2011, of which $14.8, or 89.7%, related to three issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.
          Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of March 31, 2011, fixed maturities with monoline guarantees had an amortized cost of $551.5 and a fair value of $543.8, with gross unrealized losses of $17.5. As of December 31, 2010, fixed maturities with monoline guarantees had an amortized cost of $555.1 and a fair value of $547.5, with gross unrealized losses of $19.3. The majority of these securities were municipal bonds. As of March 31, 2011, $513.3, or 94.4%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

  Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
          The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of March 31, 2011
	Cost or	Gross	Gross		% of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	OTTI
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,625.7	$70.9	$(14.5)	$1,682.1	7.7%	$(1.0)
Consumer staples	2,271.1	139.4	(18.8)	2,391.7	11.0	(1.4)
Energy	668.5	46.9	(4.4)	711.0	3.3	—
Financials	2,027.8	75.0	(59.6)	2,043.2	9.4	(0.7)
Health care	1,243.2	88.5	(6.7)	1,325.0	6.1	(1.8)
Industrials	2,545.1	173.0	(14.7)	2,703.4	12.4	(0.4)
Information technology	451.6	41.5	(1.6)	491.5	2.3	—
Materials	1,231.5	65.5	(22.7)	1,274.3	5.8	(12.7)
Telecommunication services	573.8	30.0	(7.8)	596.0	2.7	(0.8)
Utilities	1,706.3	90.0	(17.6)	1,778.7	8.2	(0.1)

Total corporate securities	14,344.6	820.7	(168.4)	14,996.9	68.9	(18.9)
U.S. government and agencies	154.8	2.8	(0.9)	156.7	0.7	(0.1)
State and political subdivisions	471.2	5.3	(13.7)	462.8	2.1	(0.2)
Residential mortgage-backed securities:
Agency	3,275.3	125.5	(21.9)	3,378.9	15.5	—
Non-agency:
Prime	327.0	9.7	(9.2)	327.5	1.5	(30.4)
Alt-A	108.8	4.9	(4.8)	108.9	0.5	(8.8)

Total residential mortgage-backed securities	3,711.1	140.1	(35.9)	3,815.3	17.5	(39.2)
Commercial mortgage-backed securities	1,706.6	108.1	(11.8)	1,802.9	8.3	(3.2)
Other debt obligations	522.8	34.9	(6.9)	550.8	2.5	(4.4)

Total	$20,911.1	$1,111.9	$(237.6)	$21,785.4	100.0%	$(66.0)

          During the three months ended March 31, 2011, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased new issues of investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.
          Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of March 31, 2011 and December 31, 2010, the fair value of our ten largest corporate securities holdings was $1,298.9 and $1,276.9, or 8.7% and 8.8%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $162.7, or 1.1%, as of March 31, 2011. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2010, the fair value of our largest exposure to a single issuer of corporate securities was $140.4, or 1.0%, all of which had an NAIC rating of 2 or higher. As of March 31, 2011, we had $1.3 in direct exposure to the sovereign and local debt of Portugal, Ireland, Italy, Greece, and Spain.

	As of December 31, 2010
	Cost or	Gross	Gross		% of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	OTTI
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,526.6	$77.4	$(15.0)	$1,589.0	7.4%	$(2.8)
Consumer staples	2,085.3	145.9	(15.1)	2,216.1	10.4	(1.4)
Energy	675.5	49.1	(4.3)	720.3	3.4	—
Financials	2,028.9	68.7	(83.9)	2,013.7	9.5	(0.7)
Health care	1,218.9	99.6	(6.2)	1,312.3	6.2	(1.8)
Industrials	2,446.8	176.4	(19.6)	2,603.6	12.2	(5.8)
Information technology	450.9	40.2	(1.7)	489.4	2.3	—
Materials	1,176.7	64.8	(30.6)	1,210.9	5.7	(12.7)
Telecommunication services	569.3	32.6	(10.1)	591.8	2.8	(0.9)
Utilities	1,712.8	100.6	(19.1)	1,794.3	8.4	(0.1)

Total corporate securities	13,891.7	855.3	(205.6)	14,541.4	68.3	(26.2)
U.S. government and agencies	30.3	2.8	—	33.1	0.2	(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	2.1	(0.2)
Residential mortgage-backed securities:
Agency	3,239.9	139.3	(18.6)	3,360.6	15.8	—
Non-agency:
Prime	351.6	6.1	(28.0)	329.7	1.5	(31.3)
Alt-A	115.7	3.5	(7.9)	111.3	0.5	(8.7)

Total residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	17.8	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	8.9	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	2.7	(6.4)

Total	$20,416.5	$1,163.3	$(298.0)	$21,281.8	100.0%	$(76.2)

  Fixed Maturity Securities by Contractual Maturity Date
          As of March 31, 2011 and December 31, 2010, approximately 26% and 27% of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 23% and 24% of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of March 31, 2011 and December 31, 2010, approximately 71% and 75%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.
  Mortgage-Backed Securities
          As of March 31, 2011, our fixed maturity securities portfolio included $5.6 billion of residential and commercial mortgage-backed securities at fair value. Approximately 70% of these securities are agency securities and approximately 21% are AAA rated non-agency securities in the most senior tranche of the structure type.
          All of our RMBS and CMBS securities have prepayment options. Prepayments that vary in amount or timing from our estimates cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. Such adjustment is recorded in net investment income in our results of operations. These adjustments, which relate primarily to RMBS, create volatility in our net investment income. Refer to the RMBS section below for additional discussion.
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
          The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of March 31, 2011		As of December 31, 2010
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$3,378.9	14.0%	$3,360.6	14.3%
Non-agency:
Prime	327.5	1.4	329.7	1.4
Alt-A	108.9	0.4	111.3	0.5

Subtotal non-agency	436.4	1.8	441.0	1.9

Total	$3,815.3	15.8%	$3,801.6	16.2%

          The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were seven securities with a total amortized cost and fair value of $77.7 and $70.6, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of March 31, 2011
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2010
Vintage:
2007	$—	$—	$—	$—	$34.4	$34.4	$41.1
2006	—	—	—	5.3	111.2	116.5	127.9
2005	—	9.2	7.4	56.1	39.5	112.2	115.2
2004 and prior	158.7	13.4	—	—	0.6	172.7	183.1

Total amortized cost	$158.7	$22.6	$7.4	$61.4	$185.7	$435.8	$467.3

Net unrealized gains (losses)	3.0	(2.6)	0.1	(3.5)	3.6	0.6	(26.3)

Total fair value	$161.7	$20.0	$7.5	$57.9	$189.3	$436.4	$441.0

          On a fair value basis as of March 31, 2011, our Alt-A portfolio was 85.8% fixed rate collateral and 14.2% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of March 31, 2011 and December 31, 2010, respectively, $63.9, or 58.7%, and $62.6, or 56.2%, of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.
          As of March 31, 2011, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.5%, 8.5% and 9.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We monitor delinquency rates associated with these securities, and as of March 31, 2011, we believe that our credit enhancements are sufficient to cover potential delinquencies.
          As of March 31, 2011 and December 31, 2010, 60.0% and 58.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.
          As of March 31, 2011, our RMBS had gross unamortized premiums and discounts of $72.9 and $78.8, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent both on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

          In our RMBS portfolio, certain vintage years have overall higher interest rates than current market rates. Certain collateralized mortgage obligations (CMOs) in our RMBS portfolio with a vintage year of 2003 and an average yield of 5.39% are creating the most volatility in our net investment income. These securities are carried at an overall discount of $26.9 as of March 31, 2011. We recently experienced an overall increase in the underlying prepayment speeds of these securities resulting in additional net investment income of $2.9 or 5 basis points in the first quarter 2011. This additional income represented approximately 94% of our total prepayment speed adjustment of $3.1. If prepayment speeds on these securities decelerate 50% in future periods, we estimate an overall decrease in net investment income in the range of $3.0 to $4.5.
   Commercial Mortgage-Backed Securities (CMBS)
          The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of March 31, 2011		As of December 31, 2010
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$545.6	2.2%	$607.4	2.6%
Non-Agency	1,257.3	5.2	1,279.9	5.4

Total	$1,802.9	7.4%	$1,887.3	8.0%

          The disruptions in the CMBS market that began in 2009 and continued through the first quarter of 2011 were attributable to weakness in commercial real estate market fundamentals, and previously reduced underwriting standards by some originators of commercial mortgage loans, particularly within the more recent vintage years (2006 through 2008). This has reduced market liquidity and availability of capital, increased market belief that default rates will increase, and increased spreads and the repricing of risk, which impacted lower-quality CMBS the most. As a result of the high concentrations of our portfolio in the most senior tranches, the spreads on our non-agency CMBS have largely returned to levels seen prior to the market disruption. As of March 31, 2011, on an amortized cost basis, 97.4% of our entire CMBS portfolio were rated AAA, 1.3% were rated AA or A, and 1.3% were rated B and below.
          The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 13 securities having a fair value of $309.3 and an amortized cost of $286.4 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of March 31, 2011
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2010
Vintage:
2008	$51.0	$18.5	$—	$—	$—	$69.5	$69.5
2007	442.3	—	—	—	1.3	443.6	444.4
2006	157.5	—	—	—	11.4	168.9	168.5
2005	277.7	—	—	—	—	277.7	283.6
2004 and prior	197.0	—	3.9	—	9.5	210.4	224.8

Total amortized cost	$1,125.5	$18.5	$3.9	$—	$22.2	$1,170.1	$1,190.8

Net unrealized gains (losses)	93.3	(2.3)	—	—	(3.8)	87.2	89.1

Total fair value	$1,218.8	$16.2	$3.9	$—	$18.4	$1,257.3	$1,279.9

          U.S. CMBS securities have historically utilized a senior/subordinate credit structure to allocate cash flows and losses. The structure was changed in late 2004 and was in transition into early 2005 when fully implemented to include super-senior, mezzanine and junior AAA tranches. This change resulted in increasing the credit enhancement (subordination) on the most senior tranche (super-senior) to 30%. The mezzanine AAAs were structured to typically have 20% credit enhancement and the junior AAAs 14% credit enhancement. Credit enhancement refers to the weighted-average percentage of outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. Credit enhancement does not include any equity interest or property value in excess of outstanding debt. The super senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.
          The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of March 31, 2011
							Total AAA
	Super Senior (Post 2004)			Other Structures (2005 and Prior)			Securities at
	Super			Other	Other		Amortized
	Senior	Mezzanine	Junior	Senior	Subordinate	Other	Cost
Vintage:
2008	$51.0	$—	$—	$—	$—	$—	$51.0
2007	442.3	—	—	—	—	—	442.3
2006	157.5	—	—	—	—	—	157.5
2005	134.7	29.7	—	113.3	—	—	277.7
2004 and prior	—	—	—	168.5	28.5	—	197.0

Total	$785.5	$29.7	$—	$281.8	$28.5	$—	$1,125.5

	As of December 31, 2010
Total	$787.0	$30.6	$—	$298.3	$28.9	$—	$1,144.8

          As the table above indicates, our CMBS holdings are predominantly in the most senior tranche of the structure type. As of March 31, 2011, on an amortized cost basis, 94.8% of our AAA-rated CMBS were in the most senior tranche. The weighted-average credit enhancement of our CMBS was 28.8% as of March 31, 2011. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of March 31, 2011 was 30.2%. We believe this additional credit enhancement is significant in a deep real estate downturn during which losses are expected to increase substantially.
  Return on Equity-Like Investments
          Prospector Partners, LLC, or Prospector, manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment, and, on a limited basis, in our surplus portfolio. As of March 31, 2011 and 2010, convertible securities made up $85.1 or 28.3%, and $65.2 or 30.2% of the portfolio, respectively. For the three months ended March 31, 2011 and 2010, our convertible securities yielded gross returns of 2.7% and 5.4%, respectively.
          The following table compares our total gross return on the equity component of our Prospector portfolio to the benchmark S&P 500 Total Return Index for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Common stock	6.7%	5.4%
S&P 500 Total Return Index	5.9	5.4

Difference	0.8%	—%

   Mortgage Loans
          Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value ratios and debt service coverage ratios based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A substantial majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, unearned mortgage loan fees, and a purchase accounting adjustment; however, the following tables are reported excluding these items.

          The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations, especially those loans in our range of specialization, $2.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to prudently increase our investments in mortgage loans primarily in our Income Annuities and Deferred Annuities segments to improve our overall investment yields. This strategy has resulted in increased net investment income when compared to fixed maturity investments. We originated approximately $185 of mortgage loans during the three months ended March 31, 2011 and expect to continue strong originations for the remainder of 2011.
          As of March 31, 2011 and December 31, 2010, 73.3% and 73.6%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.2. As of March 31, 2011 and December 31, 2010 our largest loan balance was $12.8 and $13.0, respectively.
  Credit Quality
          We use the loan-to-value (LTV) ratio and debt service coverage ratio (DSCR) as our primary metrics to assess mortgage loan quality. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$575.9	30.8%	$596.2	34.7%
51% - 60%	418.1	22.4	369.8	21.5
61% - 70%	564.5	30.2	463.7	26.9
71% - 75%	123.2	6.6	120.4	7.0
76% - 80%	60.9	3.2	46.3	2.7
81% - 100%	92.4	4.9	90.7	5.3
> 100%	34.8	1.9	33.1	1.9

Total	$1,869.8	100.0%	$1,720.2	100.0%

          The loan-to-value ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, LTV ratios are calculated using independent appraisals performed by Member of the Appraisal Institute (MAI) designated appraisers. Subsequent to the year of funding, LTV ratios are updated annually using internal valuations based on property income and market capitalization rates. Property income estimates are typically updated between June 1st and September 30th. Market capitalization rates are updated during the first quarter based on geographic region, property type and economic climate. LTV ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller LTV ratio generally indicates a higher quality loan.
          As of March 31, 2011 and December 31, 2010, the mortgage loan portfolio had weighted-average LTV ratios of 57.9% and 57.0%, respectively. The slight increase in the LTV ratio is driven by a reduction in the market values of the underlying properties, which is the result of higher capitalization rates due to a distressed commercial real estate market and originations of new mortgage loans. The weighted average LTV ratio was 56.5% and 55.2% for loans funded during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. For loans originated in the three months ended March 31, 2011, 22.4% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 71%. For loans originated in the year ended December 31, 2010, 31.7% had a loan-to-value ratio of 50% or less, and no loans had a loan-to-value ratio of more than 75%. The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$987.7	52.8%	$896.4	52.1%
1.40 - 1.59	370.9	19.9	327.1	19.0
1.20 - 1.39	312.5	16.7	295.7	17.2
1.00 - 1.19	116.2	6.2	117.7	6.8
0.85 - 0.99	31.6	1.7	32.0	1.9
< 0.85	50.9	2.7	51.3	3.0

Total	$1,869.8	100.0%	$1,720.2	100.0%

          The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of March 31, 2011 and December 31, 2010, the mortgage loan portfolio had weighted-average DSCRs of 1.74 and 1.73, respectively. For loans originated during the three months ended March 31, 2011 and the year ended December 31, 2010, 57.4% and 58.4%, respectively, had a debt-service coverage ratio of 1.60 or more.
  Composition of Mortgage Loans
          The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Region:
California	$604.4	32.3%	$533.6	31.0%
Washington	280.4	15.0	270.4	15.7
Texas	185.4	9.9	168.9	9.8
Oregon	96.0	5.1	95.6	5.6
Florida	62.1	3.3	54.9	3.2
Other	641.5	34.4	596.8	34.7

Total	$1,869.8	100.0%	$1,720.2	100.0%

          The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Property Type:
Shopping Centers and Retail	$782.0	41.8%	$735.7	42.8%
Office Buildings	522.2	27.9	460.8	26.8
Industrial	457.9	24.5	433.9	25.2
Multi-Family	50.6	2.7	46.8	2.7
Other	57.1	3.1	43.0	2.5

Total	$1,869.8	100.0%	$1,720.2	100.0%

  Maturity Date of Mortgage Loans
          The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Years to Maturity:
Due in one year or less	$9.7	0.5%	$6.3	0.4%
Due after one year through five years	99.2	5.3	107.1	6.2
Due after five years through ten years	1,001.6	53.6	871.9	50.7
Due after ten years	759.3	40.6	734.9	42.7

Total	$1,869.8	100.0%	$1,720.2	100.0%

          For more information and further discussion of our allowance of mortgage loans, see Note 5 to our unaudited interim consolidated financial statements.
  Investments in Limited Partnerships — Affordable Housing Investments
          We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in years one through ten. As of March 31, 2011, we were invested in 17 limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. We accounted for these investments under the equity method and are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.
          Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	Three Months Ended March 31,
	2011	2010
Amortization related to affordable housing investments, net of taxes	$(2.2)	$(1.3)
Affordable housing tax credits	4.3	2.8

Impact to net income	$2.1	$1.5

          The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2011	$6.2
2012	14.1
2013	14.6
2014 and beyond	50.0

Estimated impact to net income	$84.9

  Liquidity and Capital Resources
          Symetra conducts all of its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal sources of cash to pay dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations.
          We have historically paid quarterly cash dividends on our common stock and warrants at a rate of approximately $0.05 per share, and plan to pay approximately $0.06 per share beginning with the dividend declared in the second quarter of 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.
          Over the past few years, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. During the three months ended March 31, 2011, the economy continued to slowly recover. The credit markets remain tight, and, although interest rates began to rise in late 2010, we continue to experience a low interest rate environment. In managing the challenging market conditions over the past couple of years, we benefited from the diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:
•	Sales for the three months ended March 31, 2011 were solid and exceeded levels for the same period in 2010. Sales on our deposit contracts (annuities and universal life policies, including BOLI) continue to generate strong cash inflows.

•	We continued to generate strong cash flows from operations, which grew slightly by $4.6 to $214.2 as of March 31, 2011, from $209.6 for March 31, 2010.

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	As of March 31, 2011, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•	To support the sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our life insurance company, Symetra Life Insurance Company. As of March 31, 2011, Symetra Life Insurance Company had an estimated risk-based capital ratio of 475%. This capital level provides more than adequate capital levels for growth of our business.
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
          In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables. The total represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $234.2 and $234.3 as of March 31, 2011 and December 31, 2010, respectively.

	As of March 31, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,679.8	30.6%	$6,670.4	31.4%
Deferred annuities with 5-year payout provision or MVA(2)	377.9	1.7	377.1	1.8
Traditional insurance (net of reinsurance)(3)	185.8	0.9	185.6	0.9
Group health & life (net of reinsurance)(3)	90.6	0.4	95.9	0.4

Total illiquid liabilities	7,334.1	33.6	7,329.0	34.5

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,482.7	20.5	4,444.0	20.9
Deferred annuities with surrender charges of 5% or higher	6,671.8	30.6	6,176.8	29.1
Universal life with surrender charges of 5% or higher	192.7	0.9	181.7	0.9

Total somewhat liquid liabilities	11,347.2	52.0	10,802.5	50.9

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	494.8	2.3	462.6	2.2
Less than 3%	188.0	0.9	231.2	1.1
No surrender charges(5)	2,006.0	9.1	1,946.9	9.2
Universal life with surrender charges less than 5%	439.8	2.0	439.9	2.0
Other (6)	16.8	0.1	21.9	0.1

Total fully liquid liabilities	3,145.4	14.4	3,102.5	14.6

Total	$21,826.7	100.0%	$21,234.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.
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
          We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of March 31, 2011 and December 31, 2010, our insurance subsidiaries had liquid assets of $21.4 billion and $20.8 billion, respectively, and Symetra had liquid assets of $115.9 and $89.7, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $309.1 and $277.1 as of March 31, 2011 and December 31, 2010, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during the first quarter of 2011.
          We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements, including under foreseeable stress scenarios.

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
  Capitalization
          Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of	As of
	March 31, 2011	December 31, 2010
Notes payable	$449.1	$449.0
Stockholders’ equity	2,431.0	2,380.6

Total capital	$2,880.1	$2,829.6

          Our capitalization increased $50.5 as of March 31, 2011, as compared to December 31, 2010 due to an increase in stockholders’ equity from our net income of $54.9. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.
  Dividends
          We declared and paid a quarterly dividend of $0.05 per common share during the first quarter of 2011, for a total payout of $6.9. On May 11, 2011, we declared a quarterly dividend of $0.06 per common share to shareholders and warrant holders as of May 25, 2011, for an approximate total of $8.3 to be paid on or about June 10, 2011.
  Cash Flows
          The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	Three Months Ended March 31,
	2011	2010
Net cash flows provided by operating activities	$214.2	$209.6
Net cash flows used in investing activities	(558.3)	(544.1)
Net cash flows provided by financing activities	377.4	466.0
  Operating Activities
          Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for premiums on our group medical stop-loss and term life insurance products, income on our investments, including dividends and interest, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes.
          Net cash provided by operating activities for three months ended March 31, 2011 increased $4.6 over the same period in 2010. This increase was primarily the result of increased net investment income driven by an increase in average assets, partially offset by an increase in paid commissions related to our deferred annuity products on higher sales, and an increase in group medical stop-loss paid claims.
  Investing Activities
          Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations.

          Net cash used in investing activities for the three months ended March 31, 2011 increased $14.2 over the same period in 2010. This increase was primarily the result of higher originations of mortgage loans as we deployed cash generated from sales of fixed deferred annuities. These increases were partially offset by an increase in cash received from prepayments, maturities and calls on fixed maturities.
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
          Net cash provided by financing activities for the three months ended March 31, 2011 decreased $88.6 over the same period in 2010. This was primarily due to net IPO proceeds of $282.5 million received during the first quarter of 2010, offset by an increase in policyholder deposits during the first quarter of 2011 related to the sales of fixed deferred annuities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2010, a description of which may be found in Part II, Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 10-K. See Item 1A — “Risk Factors” of Part II in this report for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.
Item 4. Controls and Procedures
  Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of March 31, 2011. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II — Other Information
Item 1. Legal Proceedings
          Disclosure concerning material legal proceedings can be found in Item 1 “Financial Statements, Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies” under the caption, “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2010 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of March 31, 2011.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2011-2013 Grant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION
Date: May 12, 2011	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer