Form 10-Q
period 2011-06-30
Symetra Financial CORP
filed 2011-08-11
CIK 1403385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of August 5, 2011, the Registrant had 118,538,606 common voting shares outstanding, with a par value of $0.01 per share.

Page
PART I — FINANCIAL INFORMATION

Item 1: Financial Statements:
Consolidated Balance Sheets	5
Consolidated Statements of Income	6
Consolidated Statements of Changes in Stockholders’ Equity	7
Consolidated Statements of Cash Flows	8
Condensed Notes to Consolidated Financial Statements	9
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3: Quantitative and Qualitative Disclosures about Market Risk	61
Item 4: Controls and Procedures	61

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	63
Item 1A: Risk Factors	63
Item 6: Exhibits	63

Signatures	64
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
          These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:
•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the availability of capital and financing;

•	potential investment losses;

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products;

•	continued viability of certain products under various economic and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs or deferred sales inducements;

•	financial strength or credit ratings downgrades;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the ability of the new executive leadership team to successfully implement business strategies;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
          Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company or its business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — Financial Information

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $20,982.1 and $20,416.5, respectively)	$22,146.5	$21,281.8
Marketable equity securities, at fair value (cost: $52.8 and $52.8, respectively)	51.2	45.1
Trading securities:
Marketable equity securities, at fair value (cost: $355.6 and $168.0, respectively)	380.9	189.3
Mortgage loans, net	2,085.0	1,713.0
Policy loans	69.6	71.5
Investments in limited partnerships (includes $30.4 and $36.5 measured at fair value, respectively)	193.8	186.9
Other invested assets	14.5	12.6

Total investments	24,941.5	23,500.2
Cash and cash equivalents	87.4	274.6
Accrued investment income	268.1	257.6
Accounts receivable and other receivables	97.5	65.6
Reinsurance recoverables	288.8	280.8
Deferred policy acquisition costs	238.5	250.0
Goodwill	29.4	28.4
Current income taxes recoverable	4.4	3.0
Other assets	99.9	95.0
Separate account assets	887.3	881.7

Total assets	$26,942.8	$25,636.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Funds held under deposit contracts	$21,909.0	$20,953.3
Future policy benefits	399.6	398.4
Policy and contract claims	126.4	116.6
Unearned premiums	12.6	12.2
Other policyholders’ funds	109.5	111.0
Notes payable	449.1	449.0
Deferred income tax liabilities, net	192.2	99.0
Other liabilities	209.8	235.1
Separate account liabilities	887.3	881.7

Total liabilities	24,295.5	23,256.3

Commitments and contingencies (Note 10)

Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,570,964 issued and outstanding as of June 30, 2011; 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010	1.2	1.2
Additional paid-in capital	1,452.3	1,450.2
Retained earnings	595.9	496.7
Accumulated other comprehensive income, net of taxes	597.9	432.5

Total stockholders’ equity	2,647.3	2,380.6

Total liabilities and stockholders’ equity	$26,942.8	$25,636.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Premiums	$119.4	$115.5	$240.3	$234.5
Net investment income	312.2	297.1	622.2	584.0
Policy fees, contract charges, and other	45.9	41.8	90.6	82.3
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(3.1)	(2.7)	(4.0)	(20.6)
Less: portion of losses recognized in other comprehensive income	0.3	1.2	0.3	9.4

Net impairment losses recognized in earnings	(2.8)	(1.5)	(3.7)	(11.2)
Other net realized investment gains (losses)	16.9	(8.5)	33.4	8.0

Total net realized investment gains (losses)	14.1	(10.0)	29.7	(3.2)

Total revenues	491.6	444.4	982.8	897.6

Benefits and expenses:
Policyholder benefits and claims	83.7	83.3	176.0	169.5
Interest credited	225.1	221.5	453.4	440.0
Other underwriting and operating expenses	70.5	64.2	136.5	123.8
Interest expense	8.0	7.9	16.0	15.9
Amortization of deferred policy acquisition costs	20.0	17.0	40.1	32.4

Total benefits and expenses	407.3	393.9	822.0	781.6

Income from operations before income taxes	84.3	50.5	160.8	116.0

Provision (benefit) for income taxes:
Current	31.1	17.4	42.3	27.3
Deferred	(6.2)	(2.7)	4.2	6.6

Total provision for income taxes	24.9	14.7	46.5	33.9

Net income	$59.4	$35.8	$114.3	$82.1

Net income per common share:
Basic	$0.43	$0.26	$0.83	$0.61
Diluted	$0.43	$0.26	$0.83	$0.61

Weighted-average number of common shares outstanding:
Basic	137.523	137.019	137.408	134.035
Diluted	137.532	137.038	137.417	134.056

Cash dividends declared per common share	$0.06	$0.05	$0.11	$0.05
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

					Accumulated
		Additional		Treasury	Other	Total
	Common	Paid-in	Retained	Stock,	Comprehensive	Stockholders’
	Stock	Capital	Earnings	at Cost	Income (Loss)	Equity
Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$—	$(49.7)	$1,433.3
Common stock issued (net of issuance costs of $20.6)	0.3	282.2	—	—	—	282.5
Comprehensive income, net of taxes:
Net income	—	—	82.1	—	—	82.1
Other comprehensive income (net of taxes: $296.5)	—	—	—	—	550.8	550.8

Total comprehensive income, net of taxes						632.9
Stock-based compensation	—	1.6	—	(0.6)	—	1.0
Dividends declared	—	—	(6.9)	—	—	(6.9)

Balances as of June 30, 2010	$1.2	$1,449.5	$391.6	$(0.6)	$501.1	$2,342.8

Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$—	$432.5	$2,380.6
Comprehensive income, net of taxes:
Net income	—	—	114.3	—	—	114.3
Other comprehensive income (net of taxes: $89.0)	—	—	—	—	165.4	165.4

Total comprehensive income, net of taxes						279.7
Stock-based compensation	—	2.1	—	—	—	2.1
Dividends declared	—	—	(15.1)	—	—	(15.1)

Balances as of June 30, 2011	$1.2	$1,452.3	$595.9	$—	$597.9	$2,647.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$114.3	$82.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(29.7)	3.2
Accretion and amortization of invested assets, net	23.3	18.9
Accrued interest on fixed maturities	(15.0)	(21.5)
Amortization and depreciation	12.8	11.5
Deferred income tax provision	4.2	6.6
Interest credited on deposit contracts	453.4	440.0
Mortality and expense charges and administrative fees	(53.8)	(51.2)
Changes in:
Accrued investment income	(10.5)	(14.4)
Deferred policy acquisition costs, net	(24.0)	(35.1)
Other receivables	(8.3)	2.8
Future policy benefits	1.2	2.1
Policy and contract claims	9.8	(4.9)
Current income taxes	(1.4)	22.3
Other assets and liabilities	(25.8)	(27.0)
Other, net	0.8	1.4

Total adjustments	337.0	354.7

Net cash provided by operating activities	451.3	436.8

Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(2,535.0)	(2,397.7)
Other invested assets and investments in limited partnerships	(16.1)	(23.4)
Issuances of mortgage loans	(425.7)	(179.6)
Issuances of policy loans	(6.5)	(8.6)
Maturities, calls, paydowns, and other	950.8	892.7
Sales of:
Fixed maturities and marketable equity securities	803.1	441.7
Other invested assets and investments in limited partnerships	12.1	6.3
Repayments of mortgage loans	52.1	37.5
Repayments of policy loans	8.0	9.7
Other, net	1.2	(1.8)

Net cash used in investing activities	(1,156.0)	(1,223.2)

Cash flows from financing activities
Policyholder account balances:
Deposits	1,261.8	1,215.9
Withdrawals	(724.4)	(621.2)
Proceeds from issuance of common stock	—	282.5
Cash dividends paid on common stock	(15.1)	(6.9)
Acquisition of treasury stock	—	(0.6)
Other, net	(4.8)	(18.4)

Net cash provided by financing activities	517.5	851.3

Net increase (decrease) in cash and cash equivalents	(187.2)	64.9
Cash and cash equivalents at beginning of period	274.6	257.8

Cash and cash equivalents at end of period	$87.4	$322.7

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$13.5	$20.2
Bond exchanges	69.8	72.7
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
     These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements as of that date, but certain information and footnotes required by GAAP for complete financial statements have been excluded from this interim report. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2011.
     During the first quarter of 2010, the Company revised its estimate for bonus interest reserves on one of its universal life products. This bonus interest is not earned by the contract holder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment has had on investment yields, the credited interest rate was adjusted downward to the guaranteed minimum rate over a period of 12 months, beginning in first quarter 2010. As a result, for the six months ended June 30, 2010, income from operations before income taxes was $7.4 higher than it would have been without this adjustment. The impact on net income for the same period was $4.8, or $0.03 per share of common stock.
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
ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring
     In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance eliminates diversity in practice by clarifying the criteria for whether a troubled debt restructuring has occurred when a creditor modifies a financing receivable for a borrower. The Company elected to early adopt this guidance, effective April 1, 2011, with retrospective application to January 1, 2011. Upon adoption of ASU 2011-02, the additional disclosures required by the guidance in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses were also adopted by the Company. The adoption of this guidance did not have a material impact on the financial statements.
Accounting Pronouncements Not Yet Adopted
ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
     In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance limits the amount of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The guidance is effective for fiscal years beginning after December 15, 2011. Retrospective application, as well as early adoption, are permitted, but not required. The Company expects to retrospectively adopt this guidance on January 1, 2012, and is in the process of evaluating the potential impact to the financial statements.
ASU 2011-05, Presentation of Comprehensive Income
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in equity, but will not change the components of net income or OCI, or the calculation of earnings per share (EPS). The guidance is effective for fiscal years beginning after December 15, 2011. Retrospective application is required upon adoption. Early adoption is permitted, but not required. The Company expects to retrospectively adopt this guidance on January 1, 2012. The adoption of this guidance will result in a change in the presentation of other comprehensive income, but will not have a material impact on the financial statements.
3. Earnings Per Share
     Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represents the earnings available to each share of common stock outstanding during the reporting period, adjusted for the potential issuance of dilutive common stock.
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
     For the three and six months ended June 30, 2011, 2.950 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. For the three and six months ended June 30, 2010, 1.750 stock options were excluded from the computation of diluted earnings per share.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income, as reported	$59.4	$35.8	$114.3	$82.1

Denominator:
Weighted-average common shares outstanding — basic	137.523	137.019	137.408	134.035
Add: dilutive effect of restricted stock	0.009	0.019	0.009	0.021

Weighted-average common shares outstanding — diluted	137.532	137.038	137.417	134.056

Net income per common share:
Basic	$0.43	$0.26	$0.83	$0.61
Diluted	$0.43	$0.26	$0.83	$0.61
4. Investments
     The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also had a credit-related impairment.

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of June 30, 2011
Fixed maturities:
U.S. government and agencies	$40.0	$3.1	$—	$43.1	$(0.1)
State and political subdivisions	521.1	10.6	(8.1)	523.6	(0.2)
Corporate securities	14,674.0	998.1	(127.9)	15,544.2	(18.3)
Residential mortgage-backed securities	3,495.2	158.3	(22.1)	3,631.4	(38.3)
Commercial mortgage-backed securities	1,702.0	123.9	(9.0)	1,816.9	(3.1)
Other debt obligations	549.8	40.6	(3.1)	587.3	(4.5)

Total fixed maturities	20,982.1	1,334.6	(170.2)	22,146.5	(64.5)
Marketable equity securities, available-for-sale	52.8	0.3	(1.9)	51.2	—

Total	$21,034.9	$1,334.9	$(172.1)	$22,197.7	$(64.5)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of December 31, 2010
Fixed maturities:
U.S. government and agencies	$30.3	$2.8	$—	$33.1	$(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	(0.2)
Corporate securities	13,891.7	855.3	(205.6)	14,541.4	(26.2)
Residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	(6.4)

Total fixed maturities	20,416.5	1,163.3	(298.0)	21,281.8	(76.2)
Marketable equity securities, available-for-sale	52.8	0.1	(7.8)	45.1	—

Total	$20,469.3	$1,163.4	$(305.8)	$21,326.9	$(76.2)

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

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of June 30, 2011
Fixed maturities:
State and political subdivisions	$83.2	$(0.7)	15	$127.1	$(7.4)	19
Corporate securities	1,812.0	(43.5)	223	700.9	(84.4)	74
Residential mortgage-backed securities	485.3	(8.8)	39	179.6	(13.3)	26
Commercial mortgage-backed securities	138.5	(2.3)	17	59.0	(6.7)	17
Other debt obligations	67.4	(0.7)	5	70.8	(2.4)	8

Total fixed maturities	$2,586.4	$(56.0)	299	$1,137.4	$(114.2)	144
Marketable equity securities, available-for-sale	20.1	(0.3)	1	29.5	(1.6)	2

Total	$2,606.5	$(56.3)	300	$1,166.9	$(115.8)	146

	Less Than 12 Months			12 Months or More
		Gross			Gross
	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of December 31, 2010
Fixed maturities:
State and political subdivisions	$139.1	$(3.3)	19	$146.9	$(12.1)	24
Corporate securities	2,191.5	(92.2)	203	897.7	(113.4)	105
Residential mortgage-backed securities	525.8	(18.6)	37	273.1	(35.9)	42
Commercial mortgage-backed securities	160.5	(2.9)	26	63.2	(7.2)	17
Other debt obligations	41.4	(0.8)	7	94.9	(11.6)	10

Total fixed maturities	$3,058.3	$(117.8)	292	$1,475.8	$(180.2)	198
Marketable equity securities, available-for-sale	19.9	(0.7)	2	24.1	(7.1)	3

Total	$3,078.2	$(118.5)	294	$1,499.9	$(187.3)	201

     Based on National Association of Insurance Commissioners (NAIC) ratings, as of June 30, 2011 and December 31, 2010, the Company held below-investment-grade fixed maturities with fair values of $1,481.3 and $1,257.5, respectively, and amortized costs of $1,510.0 and $1,321.2, respectively. These holdings amounted to 6.7% and 5.9% of the Company’s investments in fixed maturities at fair value as of June 30, 2011 and December 31, 2010, respectively.
     The following table summarizes the amortized cost and fair value of fixed maturities as of June 30, 2011, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	Cost	Value
One year or less	$484.6	$493.7
Over one year through five years	3,252.9	3,482.9
Over five years through ten years	6,630.9	7,076.2
Over ten years	4,909.1	5,108.0
Residential mortgage-backed securities	3,495.2	3,631.4
Commercial mortgage-backed securities	1,702.0	1,816.9
Other asset-backed securities	507.4	537.4

Total fixed maturities	$20,982.1	$22,146.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     The following table summarizes the Company’s net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturities	$283.1	$280.4	$569.8	$551.4
Marketable equity securities, available-for-sale	1.1	1.1	1.7	1.7
Marketable equity securities, trading	2.2	0.8	3.1	1.5
Mortgage loans	31.3	20.9	59.2	39.7
Policy loans	1.0	1.1	2.0	2.2
Investments in limited partnerships	(1.3)	(2.6)	(3.9)	(3.8)
Other	1.4	0.7	2.7	1.8

Total investment income	318.8	302.4	634.6	594.5
Investment expenses	(6.6)	(5.3)	(12.4)	(10.5)

Net investment income	$312.2	$297.1	$622.2	$584.0

     The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturities:
Gross gains on sales	$29.7	$7.0	$32.4	$17.4
Gross losses on sales	(1.5)	(0.2)	(7.6)	(1.3)
Other-than-temporary impairments	(2.8)	(1.5)	(3.7)	(11.2)
Other(1)	(2.2)	(0.1)	6.0	2.2

Total fixed maturities	23.2	5.2	27.1	7.1
Marketable equity securities, trading(2)	(7.7)	(8.8)	4.5	(1.2)
Other invested assets	(0.7)	(4.8)	(0.2)	(6.2)
Deferred policy acquisition costs adjustment	(0.7)	(1.6)	(1.7)	(2.9)

Net realized investment gains (losses)	$14.1	$(10.0)	$29.7	$(3.2)

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $(3.0), $(2.9), $(1.3) and $(0.6) for the three and six months ended June 30, 2011 and 2010, respectively.

(2)	This includes changes in fair value of trading securities held as of period end, totaling $(7.3), $(7.4), $3.2 and $(2.7) of net gains (losses) for the three and six months ended June 30, 2011 and 2010, respectively.
Other-Than-Temporary Impairments
     The Company’s review of investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and for fixed maturities, whether expected future cash flows indicate that a credit loss exists.
     While all securities are monitored for impairment, the Company’s experience indicates that securities for which the cost or amortized cost exceeds fair value by less than 20% do not represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security the Company considers, among other factors:
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
     The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of June 30, 2011		As of December 31, 2010
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$43.2	$(11.9)	$69.1	$(23.7)
6 consecutive months or more	36.2	(12.2)	93.9	(36.2)

Total underwater by 20% or more	79.4	(24.1)	163.0	(59.9)
All other underwater fixed maturities	3,644.4	(146.1)	4,371.1	(238.1)

Total underwater fixed maturities	$3,723.8	$(170.2)	$4,534.1	$(298.0)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	—	—	1.7	(4.4)

Total underwater by 20% or more	—	—	1.7	(4.4)
All other underwater marketable equity securities, available-for-sale	49.6	(1.9)	42.3	(3.4)

Total underwater marketable equity securities, available-for-sale	$49.6	$(1.9)	$44.0	$(7.8)

     The Company reviewed its available-for-sale investments with unrealized losses as of June 30, 2011 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater fixed maturities and it was not more likely than not that the Company will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s spread analysis, cash flow modeling and expected continuation of contractually required principal and interest payments.
     As of June 30, 2011, the Company did not intend to sell its underwater available-for-sale marketable equity securities, primarily consisting of non-redeemable preferred stocks. Based on its analysis of these securities, including an evaluation of the near term prospects of the issuers, it had the intent and ability to hold them until recovery. Therefore, the Company concluded that the declines in fair value of these securities were temporary.
     Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$52.2	$69.5	$68.0	$69.6
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.2	0.5	0.6	6.5
For which an OTTI was previously recognized	—	0.9	—	2.4
Decreases attributable to:
Securities sold or paid down during the period	(2.1)	(2.4)	(18.3)	(10.0)

Balance, end of period	$50.3	$68.5	$50.3	$68.5

5. Mortgage Loans
     The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
loans have personal guarantees and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of June 30, 2011, 32.3% of our commercial mortgage loans were located in California, 14.0% were located in Washington and 10.0% were located in Texas. Individual loans generally do not exceed $10.0.
Allowance for Mortgage Loans
     The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for non-performing loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:
•	Lower Risk Loans — Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans — Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans — All loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.
     The following table sets forth the Company’s mortgage loans by risk category:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Lower Risk	$1,135.2	54.2%	$917.5	53.3%
Medium Risk	470.3	22.5	430.4	25.0
Higher Risk	487.3	23.3	372.3	21.7

Credit quality indicator total	2,092.8	100.0%	1,720.2	100.0%
Other (1)	(7.8)		(7.2)

Total	$2,085.0		$1,713.0

(1)	Other includes the allowance for loan losses, deferred fees and costs, and a 2004 purchase accounting adjustment.
     In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. For existing loans, the Company’s LTV ratios and DSCRs are updated each year between June 1 and August 31.
     The following table summarizes the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
Allowance at beginning of period	$7.1	$8.3	$7.1	$8.2
Provision for loans not specifically identified	—	0.6	—	0.7
Write-off for foreclosed property	—	(2.2)	—	(2.2)

Allowance at end of period	$7.1	$6.7	$7.1	$6.7

     Specific reserves are established for non-performing loans, which are those loans that are more than 90 days past due on payment or for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected. As of June 30, 2011 and December 31, 2010, no loans were considered non-performing or were specifically evaluated and identified as impaired.

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

	As of June 30, 2011
					Level 3
	Fair Value	Level 1	Level 2	Level 3	Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$43.1	$—	$43.1	$—	—
State and political subdivisions	523.6	—	523.6	—	—
Corporate securities	15,544.2	—	14,817.3	726.9	3.1%
Residential mortgage-backed securities	3,631.4	—	3,631.4	—	—
Commercial mortgage-backed securities	1,816.9	—	1,800.1	16.8	0.1
Other debt obligations	587.3	—	435.6	151.7	0.6

Total fixed maturities, available-for-sale	22,146.5	—	21,251.1	895.4	3.8
Marketable equity securities, available-for-sale	51.2	46.2	—	5.0	—
Marketable equity securities, trading	380.9	371.5	—	9.4	0.1
Investments in limited partnerships(1)	30.4	—	—	30.4	0.1
Other invested assets	8.7	2.7	—	6.0	—

Total investments carried at fair value	22,617.7	420.4	21,251.1	946.2	4.0
Separate account assets	887.3	887.3	—	—	—

Total	$23,505.0	$1,307.7	$21,251.1	$946.2	4.0%

(1)	Includes investments in private equity funds.

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
   Fixed Maturities
          The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of June 30, 2011 and December 31, 2010, respectively, pricing services provided prices for 96.0% and 95.6% of the Company’s fixed maturities.
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
          As of June 30, 2011 and December 31, 2010, the Company had $869.7, or 3.9%, and $892.9, or 4.2%, respectively, of its fixed maturities invested in private placement securities. The valuation of certain private placement securities requires significant judgment by management due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $796.0, or 91.5%, and $815.4, or 91.3%, as Level 3 measurements as of June 30, 2011 and December 31, 2010, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
   Corporate Securities
          As of June 30, 2011 and December 31, 2010, the fair value of the Company’s corporate securities classified as Level 2 measurements was $14,817.3 and $13,786.8, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of June 30, 2011			As of December 31, 2010
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant Security Sectors:
Industrials	$2,696.3	18.2%	212	$2,444.7	17.7%	225
Consumer staples	2,420.4	16.3	157	2,118.0	15.4	157
Financials	1,924.7	13.0	231	1,862.1	13.5	260
Utilities	1,771.7	12.0	175	1,738.2	12.6	194

Weighted-average coupon rate	6.18%			6.27%
Weighted-average remaining years to contractual maturity	11.8			12.2
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
          As of June 30, 2011, 94.4% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 21.6%, the financial sector, 20.9%, and the consumer discretionary sector, 14.5%.
          As of December 31, 2010, 94.7% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 21.6%, the financial sector, 21.2%, and the consumer discretionary sector, 15.9%.
          The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of June 30, 2011 and December 31, 2010 the range of illiquidity adjustments varied from 0 to 50 basis points.
          The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of June 30, 2011		As of December 31, 2010
		Fair Value	% of Total	Fair Value	% of Total
NAIC Rating:	Comparable Standard & Poor’s rating:
1	AAA, AA, A	$89.3	13.0%	$118.6	16.6%
2	BBB	487.4	71.0	497.5	69.6
3 - 6	BB & below	109.8	16.0	98.7	13.8
	Total	$686.5	100.0%	$714.8	100.0%

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
Residential Mortgage-backed Securities
          As of June 30, 2011 and December 31, 2010, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,631.4 and $3,801.6, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.98% and 5.13% as of June 30, 2011 and December 31, 2010, respectively. Agency securities comprised 88.8% and 88.4% of the Company’s Level 2 RMBS as of June 30, 2011 and December 31, 2010, respectively.
          The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of June 30, 2011		As of December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Standard & Poor’s equivalent rating:
AAA	$146.9	36.1%	$166.6	37.8%
AA through BBB	87.2	21.4	89.0	20.2
BB & below	173.1	42.5	185.4	42.0

Total non-agency RMBS	$407.2	100.0%	$441.0	100.0%

Non-agency RMBS with super senior subordination	$244.0	59.9%	$259.2	58.8%
          As of June 30, 2011 and December 31, 2010, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.5% and 9.8%, respectively. As of June 30, 2011 and December 31, 2010, $166.8 and $181.8, or 41.0% and 41.2%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior.
          Level 2 RMBS securities are priced by independent pricing services that utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many RMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.
Commercial Mortgage-backed Securities
          As of June 30, 2011 and December 31, 2010, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,800.1 and $1,868.2, respectively. These were primarily non-agency securities, which comprised 73.2% and 68.3% of Level 2 CMBS as of June 30, 2011 and December 31, 2010, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 28.6% and 28.5% as of June 30, 2011 and December 31, 2010, respectively, and 94.5% and 94.3% were in the most senior tranche as of June 30, 2011 and December 31, 2010, respectively.
          The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.37% and 5.50% as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, 18.2% of the underlying collateral for these securities was located in New York for both periods, 13.2% and 13.3% was located in California, and 7.3% and 7.1% was located in Texas. The underlying collateral primarily consisted of retail shopping centers, comprising 33.7% as of both periods, and office buildings comprising 30.6% and 30.5%, respectively, of these securities as of June 30, 2011 and December 31, 2010.
          Level 2 CMBS securities are priced by independent pricing services that utilize evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications. Because many CMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.
Marketable Equity Securities
          Marketable equity securities are investments in common stock, real estate investment trusts (REITs) and certain nonredeemable preferred stocks, which primarily consist of investments in publicly traded companies and actively traded mutual fund

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
investments. The fair values of the Company’s marketable equity securities are primarily based on quoted market prices in active markets for identical assets, which are classified as Level 1 measurements.
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
Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
          The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three and six months ended June 30, 2011:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as			In and/or			Other	Realized	Balance as of
	of April 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2011	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2011
Types of Investments:
Corporate securities	$769.4	$2.2	$(1.3)	$(28.4)	$(21.5)	$—	$6.3	$0.2	$726.9
Commercial mortgage backed securities	17.7	—	—	—	(1.1)	—	0.2	—	16.8
Other debt obligations	150.4	—	—	—	(0.5)	—	1.8	—	151.7

Total fixed maturities, available-for-sale	937.5	2.2	(1.3)	(28.4)	(23.1)	—	8.3	0.2	895.4
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.7	7.9	—	—	—	0.8	—	—	9.4
Investments in limited partnerships	34.9	2.3	—	—	(8.5)	0.5	—	1.2	30.4
Other invested assets	4.4	1.5	—	—	—	(0.4)	0.5	—	6.0

Total Level 3	$979.3	$13.9	$(1.3)	$(28.4)	$(31.6)	$0.9	$12.0	$1.4	$946.2

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as			In and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2011	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2011
Types of Investments:
Corporate securities	$754.6	$3.2	$(9.8)	$(4.5)	$(24.0)	$—	$11.1	$(3.7)	$726.9
Commercial mortgage backed securities	19.1	—	—	—	(2.5)	—	0.2	—	16.8
Other debt obligations	153.2	9.0	(10.8)	—	(1.3)	—	3.3	(1.7)	151.7

Total fixed maturities, available-for-sale	926.9	12.2	(20.6)	(4.5)	(27.8)	—	14.6	(5.4)	895.4
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.6	7.9	—	—	—	0.9	—	—	9.4
Investments in limited partnerships	36.5	2.4	—	—	(12.3)	1.8	—	2.0	30.4
Other invested assets	3.8	1.5	—	—	—	0.2	0.5	—	6.0

Total Level 3	$969.6	$24.0	$(20.6)	$(4.5)	$(40.1)	$2.9	$18.3	$(3.4)	$946.2

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.9 and $0.0 for the three and six months ended June 30, 2011, respectively. Gross transfers out of Level 3 were $29.3 and $4.5 for the three and six months ended June 30, 2011, respectively.

(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2010:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as			In and/or			Other	Realized	Balance as of
	of April 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2010	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2010
Types of Investments:
State and political subdivisions	$7.4	$—	$—	$—	$—	$—	$0.2	$—	$7.6
Corporate securities	862.6	15.7	—	4.5	(35.7)	—	12.8	2.3	862.2
Residential mortgage-backed securities	260.8	17.4	—	(202.6)	0.7	—	0.8	—	77.1
Commercial mortgage backed securities	23.1	10.1	—	(1.3)	(1.0)	—	0.7	—	31.6
Other debt obligations	55.0	—	—	0.2	(0.4)	—	1.8	(0.1)	56.5

Total fixed maturities, available-for-sale	1,208.9	43.2	—	(199.2)	(36.4)	—	16.3	2.2	1,035.0
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.5	—	—	—	0.1	0.1	—	—	0.7
Investments in limited partnerships	25.2	8.6	(1.4)	—	0.1	(1.1)	—	0.7	32.1
Other invested assets	3.8	—	—	—	—	(1.3)	—	—	2.5

Total Level 3	$1,240.2	$51.8	$(1.4)	$(199.2)	$(36.2)	$(2.3)	$16.3	$2.9	$1,072.1

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as			In and/or			Other	Realized	Balance as of
	of January 1,			(Out) of		Net	Comprehensive	Gains	June 30,
	2010	Purchases	Sales	Level 3(1)	Other(2)	Income(3)	Income	(Losses)(3)	2010
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$—	$—	$0.4	$—	$7.6
Corporate securities	847.1	31.7	(17.3)	12.8	(37.6)	—	24.9	0.6	862.2
Residential mortgage-backed securities	250.5	17.4	—	(194.6)	1.4	—	2.4	—	77.1
Commercial mortgage backed securities	24.0	10.1	—	(1.3)	(2.8)	—	1.6	—	31.6
Other debt obligations	54.7	—	—	—	(1.3)	—	3.2	(0.1)	56.5

Total fixed maturities, available-for-sale	1,183.5	59.2	(17.3)	(183.1)	(40.3)	—	32.5	0.5	1,035.0
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.3	0.1	—	—	0.7
Investments in limited partnerships	24.7	9.2	(2.4)	—	—	(0.2)	—	0.8	32.1
Other invested assets	4.6	—	(0.3)	—	(0.8)	(1.1)	—	0.1	2.5

Total Level 3	$1,214.9	$68.4	$(20.0)	$(183.1)	$(40.8)	$(1.2)	$32.5	$1.4	$1,072.1

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $4.7 and $14.9 for the three and six months ended June 30, 2010, respectively. Gross transfers out of Level 3 were $203.9 and $198.0 for the three and six ended June 30, 2010, respectively, as public market information on certain of the Company’s RMBS securities became available and third party independent pricing services began to provide process. Such securities are now classified as Level 2.

(2)	Other is comprised of transactions such as pay downs, calls, amortization, and redemptions.

(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
          The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$22,146.5	$22,146.5	$21,281.8	$21,281.8
Marketable equity securities, available-for-sale	51.2	51.2	45.1	45.1
Marketable equity securities, trading	380.9	380.9	189.3	189.3
Mortgage loans	2,085.0	2,173.1	1,713.0	1,772.2
Investments in limited partnerships:
Private equity funds	30.4	30.4	36.5	36.5
Tax credit investments	163.4	163.3	150.4	152.6
Other invested assets	14.5	14.5	12.6	12.6
Cash and cash equivalents	87.4	87.4	274.6	274.6
Separate account assets	887.3	887.3	881.7	881.7
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	9,678.4	9,525.8	8,795.8	8,694.2
Immediate annuities	6,642.9	7,195.0	6,670.4	7,188.9
Notes payable:
Capital Efficient Notes (CENts)	149.8	151.8	149.8	140.9
Senior notes	299.3	316.6	299.2	301.6
   Other Financial Instruments
          Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $78.5 and $261.0 as of June 30, 2011 and December 31, 2010, respectively. Cash equivalents of $75.7 and $257.9 were held in a single highly rated overnight money market fund as of June 30, 2011 and December 31, 2010, respectively.
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
          The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,587.7 and $5,487.1 of liabilities related to insurance contracts as of June 30, 2011 and December 31, 2010, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
          The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs (DAC):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Unamortized balance at beginning of period	$403.6	$339.8	$387.4	$325.7
Deferral of acquisition costs	28.4	39.2	65.4	69.7
Adjustments related to investment gains	(0.6)	(1.2)	(1.3)	(2.2)
Amortization	(20.0)	(17.0)	(40.1)	(32.4)

Unamortized balance at end of period	411.4	360.8	411.4	360.8
Accumulated effect of net unrealized investment gains	(172.9)	(161.8)	(172.9)	(161.8)

Balance at end of period	$238.5	$199.0	$238.5	$199.0

          The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets on the consolidated balance sheets:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Unamortized balance at beginning of period	$116.4	$76.7	$105.8	$67.6
Capitalizations	18.1	14.7	35.2	28.0
Adjustments related to investment gains	(0.2)	(0.4)	(0.5)	(0.7)
Amortization	(7.4)	(4.4)	(13.6)	(8.3)

Unamortized balance at end of period	126.9	86.6	126.9	86.6
Accumulated effect of net unrealized investment gains	(62.3)	(46.0)	(62.3)	(46.0)

Balance at end of period	$64.6	$40.6	$64.6	$40.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
8. Stockholders’ Equity
          The components of comprehensive income are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$59.4	$35.8	$114.3	$82.1
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	203.7	380.0	213.2	624.9
Reclassification adjustment for net realized investment (gains) losses included in net income(2)	(10.0)	2.4	(20.4)	(3.7)
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(30.8)	(42.8)	(35.0)	(74.2)
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	1.0	2.0	7.6	3.8

Other comprehensive income, net of taxes	163.9	341.6	165.4	550.8

Total comprehensive income	$223.3	$377.4	$279.7	$632.9

(1)	Net of taxes of $109.7, $204.5, $114.8 and $336.4 for the three and six months ended June 30, 2011 and 2010, respectively.

(2)	Net of taxes of $(5.5), $1.3, $(11.1) and $(2.0) for the three and six months ended June 30, 2011 and 2010, respectively. For the three and six months ended June 30, 2011, $1.2 (net of taxes of $0.6) and $7.8 (net of taxes of $4.2), respectively, of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses. For the three and six months ended June 30, 2010, $2.8 (net of taxes of $1.4) and $9.9 (net of taxes of $5.3), respectively, of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses.

(3)	Net of taxes of $(16.5), $(23.0), $(18.8) and $(39.9) for the three and six months ended June 30, 2011 and 2010, respectively.

(4)	Net of taxes of $0.5, $1.0, $4.1 and $2.0 for the three and six months ended June 30, 2011 and 2010, respectively.
          The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2010	92.729
Common stock, issued in initial public offering	25.260
Restricted stock issued, net	0.243
Employee stock purchase plan shares issued	0.033
Treasury stock acquired(1)	(0.001)
Treasury stock retired(2)	(0.048)

Balance as of December 31, 2010	118.216

Balance as of January 1, 2011	118.216
Restricted stock issued, net	0.302
Employee stock purchase plan shares issued	0.053

Balance as of June 30, 2011	118.571

(1)	Represents shares repurchased to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

(2)	Represents shares repurchased and subsequently retired pursuant to the Company’s Equity Plan.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
9. Stock-Based Compensation
     The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2011:

		Weighted-
	Number of	Average Fair
	Shares	Value
Outstanding as of January 1, 2011	0.192	$12.61
Shares granted	0.306	13.80
Shares vested	(0.002)	12.48
Shares forfeited	(0.004)	12.89

Outstanding as of June 30, 2011	0.492	$13.15

10. Commitments and Contingencies
  Litigation
     Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of June 30, 2011, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
Other Commitments
     As of June 30, 2011 and December 31, 2010, unfunded mortgage loan commitments were $60.4 and $39.2, respectively. As of June 30, 2011, the Company had no other material new or changes to commitments or contingencies since December 31, 2010.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
11. Segment Information
     The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended June 30, 2011
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$109.8	$—	$—	$9.6	$—	$119.4
Net investment income	4.4	128.2	102.3	71.1	6.2	312.2
Policy fees, contract charges, and other	3.7	5.5	0.4	30.9	5.4	45.9
Net investment losses on fixed index annuity (FIA) options	—	(0.6)	—	—	—	(0.6)

Total operating revenues	117.9	133.1	102.7	111.6	11.6	476.9

Benefits and expenses:
Policyholder benefits and claims	68.5	—	—	15.2	—	83.7
Interest credited	—	79.9	83.6	62.2	(0.6)	225.1
Other underwriting and operating expenses	28.3	14.2	5.9	15.5	6.6	70.5
Interest expense	—	—	—	—	8.0	8.0
Amortization of DAC	2.1	16.0	0.6	1.3	—	20.0

Total benefits and expenses	98.9	110.1	90.1	94.2	14.0	407.3

Segment pre-tax adjusted operating income (loss)	$19.0	$23.0	$12.6	$17.4	$(2.4)	$69.6

Operating revenues	$117.9	$133.1	$102.7	$111.6	$11.6	$476.9
Add: Net realized investment gains (losses), excluding FIA options	—	0.1	13.0	1.7	(0.1)	14.7

Total revenues	117.9	133.2	115.7	113.3	11.5	491.6
Total benefits and expenses	98.9	110.1	90.1	94.2	14.0	407.3

Income (loss) before income taxes	$19.0	$23.1	$25.6	$19.1	$(2.5)	$84.3

	For the Three Months Ended June 30, 2010
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$105.8	$—	$—	$9.7	$—	$115.5
Net investment income	4.8	115.3	104.7	68.3	4.0	297.1
Policy fees, contract charges, and other	3.0	4.8	0.2	29.8	4.0	41.8
Net investment losses on FIA options	—	(1.3)	—	—	—	(1.3)

Total operating revenues	113.6	118.8	104.9	107.8	8.0	453.1

Benefits and expenses:
Policyholder benefits and claims	67.4	0.6	—	15.3	—	83.3
Interest credited	—	70.4	92.9	59.1	(0.9)	221.5
Other underwriting and operating expenses	26.0	13.6	5.2	13.4	6.0	64.2
Interest expense	—	—	—	—	7.9	7.9
Amortization of DAC	2.0	13.6	0.4	1.0	—	17.0

Total benefits and expenses	95.4	98.2	98.5	88.8	13.0	393.9

Segment pre-tax adjusted operating income (loss)	$18.2	$20.6	$6.4	$19.0	$(5.0)	$59.2

Operating revenues	$113.6	$118.8	$104.9	$107.8	$8.0	$453.1
Add: Net realized investment gains (losses), excluding FIA options	—	2.6	(13.8)	2.4	0.1	(8.7)

Total revenues	113.6	121.4	91.1	110.2	8.1	444.4
Total benefits and expenses	95.4	98.2	98.5	88.8	13.0	393.9

Income (loss) before income taxes	$18.2	$23.2	$(7.4)	$21.4	$(4.9)	$50.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Six Months Ended June 30, 2011
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$219.8	$—	$—	$20.5	$—	$240.3
Net investment income	8.6	251.3	207.3	142.3	12.7	622.2
Policy fees, contract charges, and other	7.0	10.6	0.6	61.6	10.8	90.6
Net investment losses on FIA options	—	(0.1)	—	—	—	(0.1)

Total operating revenues	235.4	261.8	207.9	224.4	23.5	953.0

Benefits and expenses:
Policyholder benefits and claims	142.8	(0.1)	—	33.3	—	176.0
Interest credited	—	157.5	173.3	123.9	(1.3)	453.4
Other underwriting and operating expenses	55.6	26.6	11.8	29.9	12.6	136.5
Interest expense	—	—	—	—	16.0	16.0
Amortization of DAC	4.2	31.6	1.3	3.0	—	40.1

Total benefits and expenses	202.6	215.6	186.4	190.1	27.3	822.0

Segment pre-tax adjusted operating income (loss)	$32.8	$46.2	$21.5	$34.3	$(3.8)	$131.0

Operating revenues	$235.4	$261.8	$207.9	$224.4	$23.5	$953.0
Add: Net realized investment gains, excluding FIA options	—	3.0	22.9	2.1	1.8	29.8

Total revenues	235.4	264.8	230.8	226.5	25.3	982.8
Total benefits and expenses	202.6	215.6	186.4	190.1	27.3	822.0

Income before income taxes	$32.8	$49.2	$44.4	$36.4	$(2.0)	$160.8

As of June 30, 2011:
Total assets	$192.8	$11,215.7	$7,037.6	$6,146.1	$2,350.6	$26,942.8

	For the Six Months Ended June 30, 2010
		Deferred	Income
	Group	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$214.6	$—	$—	$19.9	$—	$234.5
Net investment income	9.4	223.1	208.7	134.4	8.4	584.0
Policy fees, contract charges, and other	5.9	9.6	0.4	58.9	7.5	82.3
Net investment losses on FIA options	—	(1.2)	—	—	—	(1.2)

Total operating revenues	229.9	231.5	209.1	213.2	15.9	899.6

Benefits and expenses:
Policyholder benefits and claims	142.4	0.7	—	26.4	—	169.5
Interest credited	—	138.9	184.9	117.6	(1.4)	440.0
Other underwriting and operating expenses	49.7	27.2	10.5	26.1	10.3	123.8
Interest expense	—	—	—	—	15.9	15.9
Amortization of DAC	3.9	26.8	0.9	0.8	—	32.4

Total benefits and expenses	196.0	193.6	196.3	170.9	24.8	781.6

Segment pre-tax adjusted operating income (loss)	$33.9	$37.9	$12.8	$42.3	$(8.9)	$118.0

Operating revenues	$229.9	$231.5	$209.1	$213.2	$15.9	$899.6
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	5.6	(9.1)	2.6	(0.9)	(2.0)

Total revenues	229.7	237.1	200.0	215.8	15.0	897.6
Total benefits and expenses	196.0	193.6	196.3	170.9	24.8	781.6

Income (loss) before income taxes	$33.7	$43.5	$3.7	$44.9	$(9.8)	$116.0

As of June 30, 2010:
Total assets	$249.6	$9,480.9	$6,951.9	$5,430.2	$2,236.6	$24,349.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)
12. Subsequent Events
     On July 1, 2011, the Company acquired the renewal rights for medical stop-loss insurance policies issued by American United Life Insurance Company (AUL) through its R.E. Moulton, Inc. (REM) underwriting affiliate for $26.0. In addition, the Company entered into an indemnity reinsurance agreement for these policies effective July 1, 2011 and received the value of the net insurance liabilities of $33.8.
     On August 10, 2011, the Company declared a dividend of $0.06 per common share, or approximately $8.3 in total, to shareholders and warrant holders of record as of August 24, 2011. The dividend will be paid on or about September 7, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in, or implied by, any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with the unaudited interim consolidated financial statements and accompanying condensed notes included in Item 1 — “Financial Statements” included in this Form 10-Q, our Annual Report for the year ended December 31, 2010, filed with the SEC on March 16, 2011 (“2010 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.
     Management considers certain non-GAAP financial measures, including adjusted operating income, adjusted operating income per common share, adjusted book value, adjusted book value, as converted, adjusted book value per common share, adjusted book value per common share, as converted, average adjusted book value, and operating return on average equity (ROAE) to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 — “Management’s Discussion and Analysis of Financial Condition — Use of non-GAAP Financial Measures” in our 2010 10-K.
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

Current Outlook
     We continue to focus on strategies to grow and diversify our business. During the second quarter of 2011, we launched our new fixed indexed annuity product, updated our single premium life product and hired key leadership to support our business initiatives. On July 1, 2011, we grew our Group division business by acquiring the renewal rights for a block of medical stop-loss insurance policies representing approximately $120 in premium. During the second half of 2011, we plan to launch a new universal life product, continue our group life business development activity and evaluate other products and opportunities to grow and diversify. As we focus on these and other efforts, the current economic uncertainty may impact our ability to effectively deploy capital.
     The pace of the economic recovery continues to be slow with ongoing concerns over the United States’ deficit, European sovereign debt, unemployment and the threat of a double-dip recession. Interest rates are at the recent historic low levels seen in the latter half of 2010. Low interest rates and tight credit spreads continue to be a challenge for our asset-based businesses. To mitigate the risk of unfavorable consequences in this environment, such as spread compression or instances where our returns on investments are not enough to support the interest rate guarantees on the inforce business, we remain proactive in our investment and product strategies, interest crediting strategies and overall asset-liability management practices. However, our business and results of operations could be affected by recent economic events.
     On August 5, 2011, Standard & Poor’s (S&P) downgraded the sovereign credit rating of the U.S. government, from AAA to AA+, and on August 8, 2011 took follow-on rating action on various sectors. In particular, S&P also downgraded the credit ratings of Fannie Mae and Freddie Mac and other agencies and lenders linked to long-term U.S. debt. Concerns exist that other credit-rating agency downgrades are possible. As a result, the equity markets are increasingly volatile and interest rates remain low. The recent downgrade and any potential subsequent downgrades of the U.S. credit rating could have a material adverse effect on U.S. and global economic conditions.
     In addition, the lack of supply of investments with attractive risk-return profiles and yields continues to be a challenge. To improve our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans we underwrite. While interest rates on recently written loans have decreased, they continue to be an attractive investment opportunity relative to other investments. In addition, we manage our cash levels through temporary investments in U.S. Treasury securities until more permanent investments with attractive risk-return profiles can be acquired. As of August 11, 2011, our holdings of U.S. Treasury securities to manage cash are minimal at less than $10.0.
     To navigate our way through this uncertain environment and provide profitable growth and long-term return on stockholders’ equity expansion to our shareholders, we continue to focus on the strategies outlined in our 2010 10-K. Our focus in 2011 continues to be on executing our strategic growth initiatives. We expect to organically deploy some of our excess capital as we grow through sales of new, existing and refreshed products. In addition to organic growth, we continue to look for acquisition opportunities that fit our strategies and help us drive improved earnings. However, the success of these and other strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.
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
Benefits and Expenses
Policyholder benefits and claims
     Policyholder benefits and claims consist of benefits paid and reserve activity on medical stop-loss and individual life and BOLI products.
Interest credited
     Interest credited represents interest credited to policyholder reserves and contract holder general account balances, the impact of mortality and funding services activity within our Income Annuities segment, and the amortization of deferred sales inducement assets.

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

	As of	As of
	June 30,	December 31,
	2011	2010
Total stockholders’ equity	$2,647.3	$2,380.6
Less: AOCI	597.9	432.5

Adjusted book value*	2,049.4	1,948.1
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,267.5	$2,166.2

Book value per common share (1)	$19.25	$17.35

Adjusted book value per common share (2)*	$17.28	$16.48

Adjusted book value per common share, as converted (3)*	$16.49	$15.79

	For the Twelve Months Ended
	June 30,	December 31,
	2011	2010
Return on stockholders’ equity, or ROE	9.3%	9.3%
Net income (4)	$233.1	$200.9
Average stockholders’ equity (5)	2,502.6	2,167.9

Operating return on average equity, or ROAE*	9.6%	9.8%
Adjusted operating income (6)*	$186.7	$175.2
Average adjusted book value (7)*	1,945.6	1,795.4

*	Represents a non-GAAP measure.

(1)	Book value per common share is calculated as stockholders’ equity divided by diluted common shares outstanding totaling 137.547 and 137.192 as of June 30, 2011 and December 31, 2010, respectively.

(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 118.571 and 118.216 as of June 30, 2011 and December 31, 2010, respectively.

(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 137.547 and 137.192 as of June 30, 2011 and December 31, 2010, respectively.

(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended June 30, 2011, this consisted of quarterly net income of $59.4, $54.9, $62.2 and $56.6.

(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of June 30, 2011, stockholder’s equity for the most recent five quarters was $2,647.3, $2,431.0, $2,380.6, $2,711.3, and $2.342.8. As of December 31, 2010, stockholder’s equity for the most recent five quarters was $2,380.6, $2,711.3, $2,342.8, $1,971.7, and $1,433.3.

(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended June 30, 2011, this consisted of quarterly adjusted operating income of $49.8, $45.1, $48.0, and $43.8. Adjusted operating income consists of net income, less after-tax net realized gains, plus after-tax net realized and unrealized investment gains on our FIA options. For the twelve months ended June 30, 2011, this consisted of net quarterly reconciling amounts of $9.6, $9.8, $14.2, and $12.8. For the twelve months ended December 31, 2010, this consisted of adjusted operating income of $175.2, and a net reconciling amount of $25.7.

(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of June 30, 2011, adjusted book value for the most recent five quarters was $2,049.4, $1,997.0, $1,948.1, $1,891.9, and $1,841.7. AOCI, for the most recent five quarters was $597.9, $434.0, $432.5, $819.4, and $501.1. As of December 31, 2010, adjusted book value of the most recent five quarters was $1,948.1, $1,891.9, $1,841.7, $1,812.2, and $1,483.0. AOCI, for the most recent five quarters was $432.5, $819.4, $501.1, $159.5, and $(49.7).

Results of Operations
     The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related condensed notes.
Total Company
     Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended		QTD	Six Months Ended		YTD
	June 30,		Variance (%)	June 30,		Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Revenues:
Premiums	$119.4	$115.5	3.4%	$240.3	$234.5	2.5%
Net investment income	312.2	297.1	5.1	622.2	584.0	6.5
Policy fees, contract charges, and other	45.9	41.8	9.8	90.6	82.3	10.1
Net realized investment gains:
Net impairment losses recognized in earnings	(2.8)	(1.5)	(86.7)	(3.7)	(11.2)	67.0
Other net realized investment gains (losses)	16.9	(8.5)	*	33.4	8.0	*

Total net realized investment gains (losses)	14.1	(10.0)	*	29.7	(3.2)	*

Total revenues	491.6	444.4	10.6	982.8	897.6	9.5

Benefits and expenses:
Policyholder benefits and claims	83.7	83.3	0.5	176.0	169.5	3.8
Interest credited	225.1	221.5	1.6	453.4	440.0	3.0
Other underwriting and operating expenses	70.5	64.2	9.8	136.5	123.8	10.3
Interest expense	8.0	7.9	1.3	16.0	15.9	0.6
Amortization of deferred policy acquisition costs	20.0	17.0	17.6	40.1	32.4	23.8

Total benefits and expenses	407.3	393.9	3.4	822.0	781.6	5.2

Income from operations before income taxes	84.3	50.5	66.9	160.8	116.0	38.6

Provision for (benefit from) income taxes:
Current	31.1	17.4	78.7	42.3	27.3	54.9
Deferred	(6.2)	(2.7)	—	4.2	6.6	(36.4)

Total provision for income taxes	24.9	14.7	69.4	46.5	33.9	37.2

Net income	$59.4	$35.8	65.9%	$114.3	$82.1	39.2%

Net income per common share(1):
Basic	$0.43	$0.26	65.4%	$0.83	$0.61	36.1%
Diluted	$0.43	$0.26	65.4	$0.83	$0.61	36.1

Weighted-average common shares outstanding:
Basic	137.523	137.019	0.4	137.408	134.035	2.5
Diluted	137.532	137.038	0.4	137.417	134.056	2.5

Non-GAAP Financial Measures:
Adjusted operating income	$49.8	$41.5	20.0%	$94.9	$83.4	13.8%

Adjusted operating income per common share:
Basic	$0.36	$0.30	20.0%	$0.69	$0.62	11.3%
Diluted	$0.36	$0.30	20.0	$0.69	$0.62	11.3

Reconciliation to net income:
Net income	$59.4	$35.8	65.9	$114.3	$82.1	39.2
Less: Net realized investment gains (losses) (net of taxes of $4.9, $(3.4), $10.4 and $(1.1))	9.2	(6.6)	*	19.3	(2.1)	*
Add: Net investment losses on FIA options (net of taxes of $(0.2), $(0.4), $(0.0) and $(0.4))	(0.4)	(0.9)	55.6	(0.1)	(0.8)	87.5

Adjusted operating income	$49.8	$41.5	20.0%	$94.9	$83.4	13.8%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of diluted net income per share.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Summary of Results
     Net income increased $23.6 on increases in adjusted operating income and net realized investment gains compared to net realized investment losses in the prior period. Adjusted operating income increased $8.3, due to increased segment pre-tax adjusted operating income in our Group, Deferred Annuities, and Income Annuities segments, partially offset by decreased pre-tax adjusted operating income in our Life segment.
     Net realized investment gains (losses) increased $24.1, to a $14.1 gain from a $(10.0) loss, driven by higher net gains on sales of mortgage-backed securities. For further discussion of our investment results and portfolio, including a discussion of our impairment losses, refer to “— Investments” below.
     The provision for income taxes increased $10.2 primarily due to higher income from operations before income taxes and increased net realized investment gains (losses) during the three months ended June 30, 2011 compared to the same period in 2010. Our effective tax rate, which was essentially flat, was 29.5% and 29.1% for the three months ended June 30, 2011 and 2010, respectively.
Further discussion of adjusted operating income drivers:
     Our Group segment’s profitability increased due to an improved stop-loss loss ratio, the result of a focus on pricing during our 2010 and 2011 policy year renewals. Overall, the Group loss ratio decreased to 62.4%, from 63.8%. This was partially offset by increased other underwriting and operating expenses.
     Our Deferred Annuities segment’s interest margin increased $3.4 as our fixed account values grew $1.6 billion. The increase in fixed account values also drove an offsetting $2.4 increase in DAC amortization. During the second quarter of 2011, we deployed more cash on average, as we held lower daily average cash balances over the prior period. This was partially offset by a lower interest spread on decreased investment yields, due to the low interest rate environment and higher investment income from corporate actions in the three months ended June 30, 2010.
     Our Income Annuities segment’s mortality experience improved $6.7, driving an overall improvement of $6.2 in the segment’s pre-tax adjusted operating income.
     Our Life segment’s profitability decreased primarily due to lower BOLI return on assets (ROA) and an increase in other underwriting and operating expenses. These decreases were partially offset by a $1.4 improvement in individual claims.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Summary of Results
     Net income increased $32.2 on an increase in adjusted operating income and net realized investment gains in 2011, versus losses in 2010. Adjusted operating income increased $11.5, due to increased pre-tax adjusted operating income in our Deferred Annuities and Income Annuities segments and decreased pre-tax adjusted operating loss in our Other segment, partially offset by decreased pre-tax adjusted operating income in our Group and Life segments.
     Net realized investment gains (losses) increased $32.9, to a $29.7 gain from a $(3.2) loss. Net gains on sales of fixed maturities increased $8.7, and impairments improved $7.5 due to fewer credit impairments in 2011. Additionally, our equity trading portfolio increased $5.7, to gains of $4.5 compared to losses of $(1.2) in 2010, as the S&P 500 Index increased 0.1% in 2011, compared to a decrease of (7.6)% in 2010. For further discussion of our investment results and portfolio, including a discussion of our impairment charges, refer to “— Investments” below.

     The provision for income taxes increased $12.6 primarily due to higher income from operations before income taxes and increased net realized investment gains (losses) during the six months ended June 30, 2011 compared to the same period in 2010. Our effective tax rate, which was essentially flat, was 28.9% and 29.2% for the six months ended June 30, 2011 and 2010, respectively.
Further discussion of adjusted operating income drivers described above:
     Our Group segment’s profitability decreased due to higher other underwriting and operating expenses. This was partially offset by an improved loss ratio, which decreased to 65.0% from 66.4% due to a focus on pricing discipline in our 2010 and 2011 policy year renewals. Fee income from a larger block of in-force business at our managing general underwriter drove a $1.1 increase in policy fees, contract charges and other.
     Our Deferred Annuities segment’s investment margin increased $9.6 on an increase in our fixed account values of $1.6 billion. The increase in fixed account values also drove an offsetting $4.8 increase in DAC amortization.
     Our Income Annuities segment experienced a $7.5 improvement in mortality experience, with gains of $5.6 in 2011 compared to losses of $(1.9) in 2010.
     Our Life segment’s profitability decreased primarily due to a $7.4 reserve release in first quarter 2010 related to one of our UL products, which reduced benefits and expenses. In addition, there was an increase in other underwriting and operating expenses.
     Our Other segment’s loss decreased primarily due to increased net investment income from an overall increase in average invested assets and yields.
Division Operating Results
     The results of operations and selected operating metrics for our five segments (Group, Deferred Annuities, Income Annuities, Life and Other) for the three and six months ended June 30, 2011 and 2010 are set forth in the following respective sections.
Group
     The following table sets forth the results of operations relating to our Group segment:

	Three Months Ended		QTD	Six Months Ended		YTD
	June 30,		Variance (%)	June 30,		Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Premiums	$109.8	$105.8	3.8%	$219.8	$214.6	2.4%
Net investment income	4.4	4.8	(8.3)	8.6	9.4	(8.5)
Policy fees, contract charges, and other	3.7	3.0	23.3	7.0	5.9	18.6

Total operating revenues	117.9	113.6	3.8	235.4	229.9	2.4
Benefits and expenses:
Policyholder benefits and claims	68.5	67.4	1.6	142.8	142.4	0.3
Other underwriting and operating expenses	28.3	26.0	8.8	55.6	49.7	11.9
Amortization of deferred policy acquisition costs	2.1	2.0	5.0	4.2	3.9	7.7

Total benefits and expenses	98.9	95.4	3.7	202.6	196.0	3.4

Segment pre-tax adjusted operating income	$19.0	$18.2	4.4%	$32.8	$33.9	(3.2)%

     The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Group loss ratio(1)	62.4%	63.8%	65.0%	66.4%
Expense ratio(2)	26.9	25.4	26.4	24.3

Combined ratio(3)	89.3	89.2	91.4	90.7

Medical stop-loss ratio(4)	63.6	65.4	66.5	67.8
Total sales(5)	$23.4	$20.6	$72.1	$62.0

(1)	Group loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Summary of Results
     Segment pre-tax adjusted operating income increased $0.8, primarily the result of growth in premium and an improved loss ratio. For the three months ended June 30, 2011, the loss ratio improved to 62.4%, compared to 63.8% for the same period in 2010, which was driven by a focus on pricing discipline during our 2010 and 2011 policy year renewals. This was partially offset by increased other underwriting and operating expenses.
     In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Operating Revenues
     Premiums increased $4.0 as a result of new sales outpacing terminations for our medical stop-loss and limited benefit medical products. Policy fees, contract charges, and other increased $0.7 primarily due to higher revenue from our managing general underwriting services on a larger block of business.
Benefits and Expenses
     The increase in benefits and expenses
     was primarily driven by increased other underwriting and operating expenses, primarily increased employee-related expenses, and expenses of $0.5 related to the expansion of our group life and disability operations.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Summary of Results
     Segment pre-tax adjusted operating income decreased $1.1, primarily the result of higher underwriting and operating expenses. This was partially offset by an improved loss ratio. For the first half of 2011, the loss ratio was 65.0%, down from 66.4% for the same period in 2010, driven by a focus on pricing discipline during our 2010 and 2011 policy year renewals.
     In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues
     Premiums increased $5.2 as a result of new sales outpacing terminations for our limited benefit medical and medical stop-loss products. Policy fees, contract charges, and other increased $1.1 primarily due to higher revenue from our managing general underwriting services on a larger block of business.
Benefits and Expenses
     The increase in benefits and expenses was primarily driven by increased other underwriting and operating expenses, including higher employee-related expenses, expenses related to the expansion of our group life and disability operations, and increased commissions.
Deferred Annuities
     The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended		QTD	Six Months Ended		YTD
	June 30,		Variance (%)	June 30,		Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$128.2	$115.3	11.2%	$251.3	$223.1	12.6%
Policy fees, contract charges, and other	5.5	4.8	14.6	10.6	9.6	10.4
Net investment losses on FIA options	(0.6)	(1.3)	53.8	(0.1)	(1.2)	91.7

Total operating revenues	133.1	118.8	12.0	261.8	231.5	13.1
Benefits and expenses:
Policyholder benefits and claims	—	0.6	*	(0.1)	0.7	*
Interest credited	79.9	70.4	13.5	157.5	138.9	13.4
Other underwriting and operating expenses	14.2	13.6	4.4	26.6	27.2	(2.2)
Amortization of deferred policy acquisition costs	16.0	13.6	17.6	31.6	26.8	17.9

Total benefits and expenses	110.1	98.2	12.1	215.6	193.6	11.4

Segment pre-tax adjusted operating income	$23.0	$20.6	11.7%	$46.2	$37.9	21.9%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
     The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Account values — Fixed annuities	$10,127.3	$8,574.0
Account values — Variable annuities	796.9	682.3
Interest spread on average account values(1)	1.81%	1.97%	1.83%	1.91%
Total sales(2)	$446.5	$623.9	$1,064.9	$1,001.4

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees.

(2)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

  Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
  Summary of Results
     Segment pre-tax adjusted operating income increased $2.4, primarily driven by a $1.6 billion increase in fixed account values. Increased fixed account values contributed to a $3.4 increase in the investment margin (net investment income less interest credited), partially offset by a $2.4 increase in DAC amortization. The interest spread on average account value decreased due to a decline in overall investment yields, and lower targeted spreads on more capital efficient product sales in 2010 and 2011. Additionally, the 2010 interest spread included an estimated 11 basis points of investment income related to corporate bond prepayment actions. This was partially offset by the more effective deployment of cash resulting in lower cash balances. In addition, second quarter 2011 surrender charges and variable fees increased $0.7 due to higher account values.
     In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
  Operating Revenues
     Net investment income increased $12.9, driven by a $1.6 billion increase in average invested assets from increased fixed annuities account values. During the second quarter of 2010, growth of net investment income was limited as strong sales of fixed deferred annuities during a tight credit market resulted in us carrying higher levels of cash; however, during the second quarter of 2011, our average daily cash balances decreased.
Benefits and Expenses
     Interest credited increased $9.5, primarily due to a $1.6 billion increase in fixed annuities account values. The higher account values also led to a $2.4 increase in DAC amortization.
  Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
  Summary of Results
     Segment pre-tax adjusted operating income increased $8.3, primarily driven by a $1.6 billion increase in fixed account values. Increased fixed account values contributed to a $9.6 increase in the investment margin, partially offset by a $4.8 increase in DAC amortization. The interest spread on average account value decreased due to lower overall investment yields and lower targeted spreads on more capital efficient product sales in 2010 and 2011. The interest spread for the six months ended June 30, 2010 included an estimated 7 basis points of investment income related to corporate actions, including bond prepayments. This was partially offset by the more effective deployment of cash resulting in lower cash balances. In addition, variable fees and surrender charges increased $1.0 due to higher account values.
     In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
  Operating Revenues
     Net investment income increased $28.2, driven by a $1.6 billion increase in average invested assets from increased fixed annuities account values. During the first half of 2010, growth of net investment income was limited as strong sales of fixed deferred annuities during a tight credit market resulted in us carrying higher levels of cash. During the six months ended June 30, 2011, while slightly higher than expected, our average daily cash balances decreased compared to the same period in the prior year.
  Benefits and Expenses
     Interest credited increased $18.6, primarily due to a $1.6 billion increase in fixed annuities account values. The higher account values also led to a $4.8 increase in DAC amortization.

Income Annuities
     The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended		QTD	Six Months Ended		YTD
	June 30,		Variance (%)	June 30,		Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$102.3	$104.7	(2.3)%	$207.3	$208.7	(0.7)%
Policy fees, contract charges, and other	0.4	0.2	100.0	0.6	0.4	50.0

Total operating revenues	102.7	104.9	(2.1)	207.9	209.1	(0.6)
Benefits and expenses:
Interest credited	83.6	92.9	(10.0)	173.3	184.9	(6.3)
Other underwriting and operating expenses	5.9	5.2	13.5	11.8	10.5	12.4
Amortization of deferred policy acquisition costs	0.6	0.4	50.0	1.3	0.9	44.4

Total benefits and expenses	90.1	98.5	(8.5)	186.4	196.3	(5.0)

Segment pre-tax adjusted operating income	$12.6	$6.4	96.9%	$21.5	$12.8	68.0%

     The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reserves(1)	$6,646.6	$6,716.8
Interest spread on reserves(2)	0.48%	0.49%	0.55%	0.45%
Base interest spread on reserves(3)	0.52	0.50	0.51	0.46
MBS prepayment speed adjustment(4)	$(0.7)	$(0.1)	$1.1	$(0.3)
Mortality gains (losses)(5)	4.9	(1.8)	5.6	(1.9)
Total sales(6)	38.7	67.8	103.2	134.1

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.

(3)	Base interest spread on reserves is interest spread on reserves excluding MBS prepayment speed adjustment.

(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.

(5)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.

(6)	Sales represent deposits for new policies net of first year policy lapses and/or surrenders.
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Summary of Results
     Segment pre-tax adjusted operating income increased $6.2 primarily due to a $6.7 improvement in mortality experience.
     In addition to the driver discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues
     Net investment income decreased $2.4 due to declines in both average invested assets and yields. Yields decreased primarily due to unfavorable changes in prepayment speeds on mortgage-backed securities and an increase in the impact of uninvested cash.
Benefits and Expenses
     Interest credited decreased $9.3 million due to favorable changes in mortality experience, increased funding services and lower reserves. We experienced mortality gains of $4.9 in the second quarter of 2011, compared to losses of $1.8 in the second quarter of 2010. The gains from the second quarter of 2011 are the highest quarterly gains we have experienced since 2004.
  Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Summary of Results
     Segment pre-tax adjusted operating income increased $8.7, primarily due to a $7.5 improvement in mortality experience.
     In addition to the driver discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Operating Revenues
     Net investment income decreased $1.4 primarily due to lower average invested assets. This was partially offset by an improvement in yields, driven by our commercial mortgage loan investment strategy and a $1.4 increase in prepayment speed adjustments on mortgage-backed securities.
Benefits and Expenses
     Interest credited decreased $11.6 due to lower reserves, favorable mortality experience and increased funding services. We experienced mortality gains of $5.6 for the six months ended June 30, 2011, compared to losses of $1.9 for the same period in 2010.
  Life
     The following table sets forth the results of operations relating to our Life segment:

	Three Months Ended		QTD	Six Months Ended		YTD
	June 30,		Variance (%)	June 30,		Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Premiums	$9.6	$9.7	(1.0)%	$20.5	$19.9	3.0%
Net investment income	71.1	68.3	4.1	142.3	134.4	5.9
Policy fees, contract charges, and other	30.9	29.8	3.7	61.6	58.9	4.6

Total operating revenues	111.6	107.8	3.5	224.4	213.2	5.3
Benefits and expenses:
Policyholder benefits and claims	15.2	15.3	(0.7)	33.3	26.4	26.1
Interest credited	62.2	59.1	5.2	123.9	117.6	5.4
Other underwriting and operating expenses	15.5	13.4	15.7	29.9	26.1	14.6
Amortization of deferred policy acquisition costs	1.3	1.0	30.0	3.0	0.8	*

Total benefits and expenses	94.2	88.8	6.1	190.1	170.9	11.2

Segment pre-tax adjusted operating income	$17.4	$19.0	(8.4)%	$34.3	$42.3	(18.9)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

     The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Individual insurance:
Individual insurance in force(1)	$37,439.7	$38,502.3
Individual claims(2)	12.1	13.5	$27.8	$27.4
Annualized mortality rate(3)	0.13%	0.14%	0.15%	0.14%
UL account value(4)	$635.5	$588.9
UL interest spread(5)	1.24%	1.59%	1.42%	1.47%
Individual sales(6)	$2.9	$2.4	$5.3	$5.2
BOLI:
BOLI insurance in force(1)	$12,681.6	$11,410.0
BOLI account value(4)	4,442.0	3,886.0
BOLI ROA(7)	0.98%	1.28%	1.07%	1.17%
BOLI sales(8)	$—	$—	$—	$2.7

(1)	Insurance in force represents dollar face amounts of policies without adjustment for reinsurance.

(2)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(3)	Annualized mortality rate is defined as annualized individual claims divided by individual insurance in force.

(4)	UL account value and BOLI account value represent our liabilities to our policyholders.

(5)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit targets. The credited rate to policyholders for the six months ended June 30, 2010 was adjusted to exclude a bonus interest reserve release. Without this adjustment, the UL interest spread would have been 3.49%.

(6)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.

(7)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.

(8)	BOLI sales represent 10% of new BOLI total deposits.
  Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Summary of Results
     Segment pre-tax adjusted operating income decreased $1.6 primarily due to lower BOLI ROA related to increased BOLI claims and lower yields, and an increase in other underwriting and operating expenses driven by higher employee-related expenses. This was partially offset by a $1.4 decrease in individual claims.
     In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Operating Revenues
     Net investment income increased $2.8 due to an increase in average invested assets, primarily related to BOLI account values which grew from sales in the past 12 months. This was partially offset by a decline in yields, which decreased to 5.00% from 5.43%, driven by lower yields on asset purchases over the past 12 months, from corporate actions of $1.3 in the second quarter 2010, and a decrease of $0.7 in prepayment speed adjustments.

Benefits and Expenses
     Interest credited increased $3.1 driven by increased BOLI account values due to strong BOLI sales during the second half of 2010. Claims decreased $0.2 as lower individual claims were partially offset by higher BOLI claims.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Summary of Results
     Segment pre-tax adjusted operating income decreased $8.0 primarily due to a $7.4 reserve release in the first quarter of 2010 causing a reduction in benefits and expenses, discussed in detail below. In addition, benefits and expenses increased due to higher employee-related expenses.
     In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.
Operating Revenues
     Net investment income increased $7.9 due to an increase in average invested assets, primarily related to BOLI account values which grew from sales in the past 12 months. This was partially offset by a decline in yields, driven by lower yields on investment purchases over the past 12 months.
Benefits and Expenses
     Benefits and expenses increased $19.2 partially due to a bonus reserve decrease in 2010 which reduced total benefits and expenses by $7.4. This bonus reserve decrease, which included related impacts on DAC amortization, was driven by a decrease in the interest rates on a UL product to the guaranteed minimum rate.
     Excluding the effects of the bonus reserve decrease, interest credited and policyholder benefits and claims increased $7.2 related to increased BOLI account value. In addition, other underwriting and operating expenses increased $3.8 due to increased employee-related expenses and a decrease in the amount of acquisition costs deferred.
  Other
     The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended		QTD	Six Months Ended		YTD
	June 30,		Variance (%)	June 30,		Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$6.2	$4.0	55.0%	$12.7	$8.4	51.2%
Policy fees, contract charges, and other	5.4	4.0	35.0	10.8	7.5	44.0

Total operating revenues	11.6	8.0	45.0	23.5	15.9	47.8
Benefits and expenses:
Interest credited	(0.6)	(0.9)	33.3	(1.3)	(1.4)	7.1
Other underwriting and operating expenses	6.6	6.0	10.0	12.6	10.3	22.3
Interest expense	8.0	7.9	1.3	16.0	15.9	0.6

Total benefits and expenses	14.0	13.0	7.7	27.3	24.8	10.1

Segment pre-tax adjusted operating loss	$(2.4)	$(5.0)	52.0%	$(3.8)	$(8.9)	57.3%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Summary of Results
     Our Other segment’s pre-tax adjusted operating loss of $2.4 for the second quarter of 2011 improved, compared with a loss of $5.0 for the same period in 2010. The $2.6 improvement was due primarily to an increase in net investment income of $2.2, driven by higher average invested assets and an increase in investment yields, primarily from private equity investment income which offset overall decreased yields on other investments. Additionally, policy fees, contract charges, and other increased $1.4 due to higher non-affiliate broker dealer concession revenue and advisory fees, which were partially offset by a $1.0 increase in related commissions.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Summary of Results
     Our Other segment’s pre-tax adjusted operating loss of $3.8 for the six months ended June 30, 2011 improved, compared with a loss of $8.9 for the same period in 2010. The $5.1 improvement was due primarily to an increase in net investment income of $4.3, driven by higher average invested assets and an increase in overall investment yields in this segment. Additionally, policy fees, contract charges, and other increased $3.3 due to higher non-affiliate broker dealer concession revenue and advisory fees, which were partially offset by a $2.5 increase in related commissions.
Investments
     Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of June 30, 2011 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. We believe that prudent levels of investments in marketable equity securities within our investment portfolio offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.
     The following table presents the composition of our investment portfolio:

	As of June 30, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$21,276.8	85.3%	$20,388.9	86.8%
Private	869.7	3.5	892.9	3.8
Marketable equity securities, available-for-sale(1)	51.2	0.2	45.1	0.2
Marketable equity securities, trading(2)	380.9	1.5	189.3	0.8
Mortgage loans, net	2,085.0	8.4	1,713.0	7.3
Policy loans	69.6	0.3	71.5	0.3
Investments in limited partnerships(3):
Private equity funds	30.4	0.1	36.5	0.1
Tax credit investments	163.4	0.6	150.4	0.6
Other invested assets	14.5	0.1	12.6	0.1

Total	$24,941.5	100.0%	$23,500.2	100.0%

(1)	Amount primarily represents non-redeemable preferred stock.

(2)	Amount represents investments in common stock, including real estate investment trusts (REITs).

(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.
     The increase in invested assets during the first six months of 2011 is primarily due to portfolio growth generated by sales of fixed deferred annuities.

Investment Returns
Net Investment Income
     Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2011		June 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.42%	$283.1	5.79%	$280.4
Marketable equity securities, available-for-sale	8.46	1.1	8.46	1.1
Marketable equity securities, trading	2.91	2.2	2.05	0.8
Mortgage loans, net	6.36	31.3	6.47	20.9
Policy loans	5.84	1.0	5.94	1.1
Investments in limited partnerships:
Private equity funds	22.84	1.7	(4.74)	(0.4)
Tax credit investments(2)	(5.92)	(3.0)	(6.62)	(2.2)
Other income producing assets(3)	1.70	1.4	0.70	0.7

Gross investment income before investment expenses	5.35	318.8	5.62	302.4
Investment expenses	(0.11)	(6.6)	(0.10)	(5.3)

Net investment income	5.24%	$312.2	5.52%	$297.1

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities, and private equity funds. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from tax credit investments is offset by U.S. federal income tax benefits. The resulting overall impact to net income was $2.2 and $1.3 for the three months ended June 30, 2011 and 2010, respectively.

(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.
     For the three months ended June 30, 2011, net investment income increased 5.1% compared to the same period in 2010, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2010 and in the six months ended June 30, 2011. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.24% in 2011 from 5.52% in 2010. The reduction in yields is the effect of the low interest rate environment in 2010 and 2011 as overall yields on fixed maturity purchases in 2011 were 116 basis points lower than the average yield on existing investments. To improve our overall yields we continued to increase our underwriting of commercial mortgage loans. Additionally, the second quarter of 2010 included 7 basis points of yield related to corporate action activity, such as make-whole and consent fees on early calls of fixed maturities.
     For the three months ended June 30, 2011, and 2010 the Company had average daily cash and cash equivalent balances of $236.4 and $301.2, respectively. The decrease in average daily cash balances improved yields by 3 basis points, and is primarily attributable to a slight improvement in the credit markets; our ability to acquire high quality, higher yielding investments; and the implementation of our strategy to invest in U.S. Treasury securities on a short-term basis until appropriate investments can be purchased. During the three months ended June 30, 2010, our higher cash balances were the result of cash received from sales of our products and our IPO proceeds during a tight credit market.

     The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Six Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.49%	$569.8	5.77%	$551.4
Marketable equity securities, available-for-sale	6.45	1.7	6.44	1.7
Marketable equity securities, trading	2.53	3.1	1.86	1.5
Mortgage loans, net	6.29	59.2	6.31	39.7
Policy loans	5.78	2.0	5.96	2.2
Private equity and hedge funds	14.85	2.4	3.55	0.5
Affordable housing(2)	(6.30)	(6.3)	(6.84)	(4.3)
Other income producing assets(3)	1.65	2.7	0.82	1.8

Gross investment income before investment expenses	5.39	634.6	5.60	594.5
Investment expenses	(0.11)	(12.4)	(0.10)	(10.5)

Net investment income	5.28%	$622.2	5.50%	$584.0

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities, and private equity funds. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost.

(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $4.3 and $2.8 for the six months ended June 30, 2011 and 2010, respectively.

(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.
     For the six months ended June 30, 2011, net investment income increased 6.5% compared to the same period in 2010, driven by an increase in invested assets on strong sales of our fixed deferred annuities in 2010 and 2011. These were partially offset by a decrease in net investment yields, which decreased to 5.28% in 2011 from 5.50% in 2010. The reduction in yields is the effect of the low interest rate environment — we have experienced lower yields on purchases and reinvestment of fixed maturities. To help improve our overall yields, we continued our underwriting of commercial mortgage loans.
     For the six months ended June 30, 2011 and 2010, the Company had average daily cash balances of $240.2 and $334.6, respectively. The decrease in average daily cash balances is attributable to higher investments in U.S. Treasury securities, as well as our ability to acquire high quality, higher yielding investments due to an improvement in the credit markets.
Net Realized Investment Gains (Losses)
     In the second quarter 2011, our portfolio produced net realized gains of $14.1, as compared to net realized losses of $10.0 for the same period in 2010, primarily due to an increase in gains on strategic sales of fixed maturities, primarily residential mortgage-backed securities which had accelerating prepayment speeds.
     For the six months ended June 30, 2011, our portfolio produced net realized gains of $29.7, as compared to net realized losses of $3.2 for the same period in 2010. We experienced a $15.0 increase in gains on sales of fixed maturities, due to strategic sales of securities, in a net gain position as noted above. Additionally, credit-related impairments declined by $8.3 and the performance of our trading portfolio increased $5.7, due to improvements in the overall equity markets.

     The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross realized gains on sales of fixed maturities	$29.7	$7.0	$32.4	$17.4

Gross realized losses on sales of fixed maturities	(1.5)	(0.2)	(7.6)	(1.3)

Impairments:
Public fixed maturities(1)	(0.2)	(1.4)	(0.6)	(3.8)
Private fixed maturities	—	—	—	(5.1)

Total credit-related	(0.2)	(1.4)	(0.6)	(8.9)
Other	(2.6)	(0.1)	(3.1)	(2.3)

Total impairments	(2.8)	(1.5)	(3.7)	(11.2)

Net gains (losses) on trading securities	(7.7)	(8.8)	4.5	(1.2)

Other net investment gains (losses)(2):
Other gross gains	2.7	4.6	12.7	8.4
Other gross losses	(6.3)	(11.1)	(8.6)	(15.3)

Net realized investment gains (losses) before taxes	$14.1	$(10.0)	$29.7	$(3.2)

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.

(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.
Impairments
     Impairments for the three months ended June 30, 2011 and 2010 were $2.8 and $1.5, respectively. This increase was primarily attributable to securities we intend to sell, partially offset by reduced credit concerns as credit-related impairments decreased $1.2. Impairments for the six months ended June 30, 2011 and 2010 were $3.7 and $11.2, respectively. This decrease was largely due to improved economic conditions compared to 2010 and reduced credit concerns as credit-related impairments decreased $8.3. For those issuers for which we recorded an impairment during 2011, we had remaining holdings with an amortized cost of $105.5 and a fair value of $100.5 as of June 30, 2011. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim consolidated financial statements.
Fixed Maturity Securities
     Fixed maturities represented approximately 89% and 91% of invested assets as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, publicly traded and privately placed fixed maturities represented 96.1% and 3.9%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.
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

     The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of June 30, 2011			As of December 31, 2010
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
		Cost	Value	Fair Value	Cost	Value	Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,646.4	$13,391.0	60.5%	$12,453.2	$13,042.4	61.3%
2	BBB	6,825.7	7,274.2	32.8	6,642.1	6,981.9	32.8

	Total investment grade	19,472.1	20,665.2	93.3	19,095.3	20,024.3	94.1

3	BB	853.8	853.6	3.9	700.3	679.0	3.2
4	B	494.8	480.3	2.2	420.6	393.8	1.8
5	CCC & lower	153.9	139.4	0.6	178.4	164.8	0.8
6	In or near default	7.5	8.0	—	21.9	19.9	0.1

	Total below investment grade	1,510.0	1,481.3	6.7	1,321.2	1,257.5	5.9

Total		$20,982.1	$22,146.5	100.0%	$20,416.5	$21,281.8	100.0%

     As of June 30, 2011 and December 31, 2010, securities with an amortized cost of $802.3 and $847.3, and fair value of $859.1 and $891.9, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.
     Below investment grade securities comprised 6.7% and 5.9% of our fixed maturities portfolio as of June 30, 2011 and December 31, 2010, respectively. We held NAIC 5 and 6 designated securities with gross unrealized losses of $19.0 as of June 30, 2011, of which $16.3, or 85.8%, related to five issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.
     Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of June 30, 2011, fixed maturities with monoline guarantees had an amortized cost of $533.2 and a fair value of $538.8, with gross unrealized losses of $10.5. As of December 31, 2010, fixed maturities with monoline guarantees had an amortized cost of $555.1 and a fair value of $547.5, with gross unrealized losses of $19.3. The majority of these securities were municipal bonds. As of June 30, 2011, $510.4, or 94.7%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

  Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
     The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of June 30, 2011
	Cost or	Gross	Gross		% of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	OTTI
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,654.4	$94.6	$(8.9)	$1,740.1	7.9%	$(0.5)
Consumer staples	2,363.6	169.4	(13.1)	2,519.9	11.4	(1.4)
Energy	692.7	56.9	(2.9)	746.7	3.4	—
Financials	2,033.0	89.4	(53.9)	2,068.5	9.3	(0.7)
Health care	1,312.9	105.1	(4.5)	1,413.5	6.4	(1.8)
Industrials	2,653.3	203.3	(10.2)	2,846.4	12.8	(0.1)
Information technology	362.9	34.7	(0.9)	396.7	1.8	—
Materials	1,226.8	76.4	(16.2)	1,287.0	5.8	(12.9)
Telecommunication services	655.1	47.3	(5.0)	697.4	3.1	(0.8)
Utilities	1,719.3	121.0	(12.3)	1,828.0	8.3	(0.1)

Total corporate securities	14,674.0	998.1	(127.9)	15,544.2	70.2	(18.3)
U.S. government and agencies	40.0	3.1	—	43.1	0.2	(0.1)
State and political subdivisions	521.1	10.6	(8.1)	523.6	2.4	(0.2)
Residential mortgage-backed securities:
Agency	3,085.7	147.1	(8.6)	3,224.2	14.6	—
Non-agency:
Prime	309.3	8.3	(10.4)	307.2	1.4	(29.5)
Alt-A	100.2	2.9	(3.1)	100.0	0.4	(8.8)

Total residential mortgage-backed securities	3,495.2	158.3	(22.1)	3,631.4	16.4	(38.3)
Commercial mortgage-backed securities	1,702.0	123.9	(9.0)	1,816.9	8.2	(3.1)
Other debt obligations	549.8	40.6	(3.1)	587.3	2.6	(4.5)

Total	$20,982.1	$1,334.6	$(170.2)	$22,146.5	100.0%	$(64.5)

     During the six months ended June 30, 2011, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.
     Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of June 30, 2011 and December 31, 2010, the fair value of our ten largest corporate securities holdings was $1,331.7 and $1,276.9, or 8.6% and 8.8%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $165.9, or 1.1%, as of June 30, 2011. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2010, the fair value of our largest exposure to a single issuer of corporate securities was $140.4, or 1.0%, all of which had an NAIC rating of 2 or higher. As of June 30, 2011, we had $1.2 in direct exposure to the sovereign and local debt of Portugal, with no exposure to sovereign or local debt of Italy, Ireland, Greece or Spain.

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

  Fixed Maturity Securities by Contractual Maturity Date
     As of June 30, 2011 and December 31, 2010, approximately 25% and 27%, respectively, of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 23% and 24% of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of June 30, 2011 and December 31, 2010, approximately 76% and 75%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.
  Mortgage-Backed Securities
     As of June 30, 2011, our fixed maturity securities portfolio included $5.4 billion of residential and commercial mortgage-backed securities at fair value. Approximately 69% of these securities are agency securities and approximately 22% are AAA rated non-agency securities in the most senior tranche of the structure type.
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
     The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of June 30, 2011		As of December 31, 2010
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$3,224.2	12.9%	$3,360.6	14.3%
Non-agency:
Prime	307.2	1.3	329.7	1.4
Alt-A	100.0	0.4	111.3	0.5

Subtotal non-agency	407.2	1.7	441.0	1.9

Total	$3,631.4	14.6%	$3,801.6	16.2%

     The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were eight securities with a total amortized cost and fair value of $86.7 and $81.1, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of June 30, 2011
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2010
Vintage:
2007	$—	$—	$—	$—	$28.4	$28.4	$41.1
2006	—	—	—	3.1	105.8	108.9	127.9
2005	—	9.1	6.2	55.2	39.2	109.7	115.2
2004 and prior	142.9	13.1	5.9	—	0.6	162.5	183.1

Total amortized cost	$142.9	$22.2	$12.1	$58.3	$174.0	$409.5	$467.3

Net unrealized gains (losses)	4.0	(1.6)	0.2	(4.0)	(0.9)	(2.3)	(26.3)

Total fair value	$146.9	$20.6	$12.3	$54.3	$173.1	$407.2	$441.0

     On a fair value basis as of June 30, 2011, our Alt-A portfolio was 86.9% fixed rate collateral and 13.1% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of June 30, 2011 and December 31, 2010, respectively, $62.7, or 62.7%, and $62.6, or 56.2%, of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.
     As of June 30, 2011, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.1%, 8.4% and 9.5%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We monitor delinquency rates associated with these securities, and as of June 30, 2011, we believe that our credit enhancements are sufficient to cover potential delinquencies.
     As of June 30, 2011 and December 31, 2010, 59.9% and 58.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.
     As of June 30, 2011, our RMBS had gross unamortized premiums and discounts of $69.4 and $72.6, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent both on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

     In our RMBS portfolio, certain vintage years have overall higher interest rates than current market rates. Certain collateralized mortgage obligations (CMOs) in our RMBS portfolio with a vintage year of 2003 have caused the most volatility in our net investment income. We strategically selected certain of these CMOs to sell during the second quarter of 2011 to reduce the volatility in income related to prepayment speed adjustments.
Commercial Mortgage-Backed Securities (CMBS)
     The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of June 30, 2011		As of December 31, 2010
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$533.8	2.1%	$607.4	2.6%
Non-Agency	1,283.1	5.2	1,279.9	5.4

Total	$1,816.9	7.3%	$1,887.3	8.0%

     The disruptions in the CMBS market spanning from 2009 through early 2010 were attributable to weakness in commercial real estate market fundamentals and previously reduced underwriting standards by some originators of commercial mortgage loans, particularly within the more recent vintage years (2006 through 2008). This reduced market liquidity and availability of capital, which led to the repricing of risk. As market conditions improve, prices of our CMBS have largely recovered and are currently in a net unrealized gain position of $114.9, or 6.8% of amortized cost, as of June 30, 2011. On an amortized cost basis, 97.4% of our entire CMBS portfolio were rated AAA, 1.3% were rated AA or A, and 1.3% were rated B and below as of June 30, 2011. These ratings do not reflect the recent downgrade of agency securities by S&P from AAA to AA+ on August 8, 2011. Our CMBS portfolio is highly concentrated in the most senior tranches, with 95.0% of our AAA-rated securities in the most senior tranche with significant credit enhancement.
     The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 13 securities having a fair value of $312.7 and an amortized cost of $285.9 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of June 30, 2011
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2010
Vintage:
2011	$39.7	$—	$—	$—	$—	$39.7	$—
2008	51.1	18.5	—	—	—	69.6	69.5
2007	439.9	—	—	—	1.3	441.2	444.4
2006	157.9	—	—	—	11.4	169.3	168.5
2005	272.5	—	—	—	—	272.5	283.6
2004 and prior	177.9	—	3.1	—	9.2	190.2	224.8

Total amortized cost	$1,139.0	$18.5	$3.1	$—	$21.9	$1,182.5	$1,190.8

Net unrealized gains (losses)	105.9	(2.1)	0.1	—	(3.3)	100.6	89.1

Total fair value	$1,244.9	$16.4	$3.2	$—	$18.6	$1,283.1	$1,279.9

     U.S. CMBS have historically utilized a senior/subordinate credit structure to allocate cash flows and losses. The structure was changed in late 2004 and was in transition into early 2005 when fully implemented to include super-senior, mezzanine and junior AAA tranches. This change resulted in increasing the credit enhancement (subordination) on the most senior tranche (super-senior) to 30%. The mezzanine AAAs were structured to typically have 20% credit enhancement and the junior AAAs 14% credit enhancement. Credit enhancement refers to the weighted-average percentage of outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. Credit enhancement does not include any equity interest or property value in excess of outstanding debt. The super senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. Since 2010, new issues of U.S. CMBS (referred to as “CMBS 2.0”) have simpler structures. The CMBS 2.0 AAA credit enhancement averages approximately 17%, and the division of the AAA class into super-senior, mezzanine, and junior tranches is no longer present.
     The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of June 30, 2011
							Total AAA
	Super Senior			Other Structures			Securities at
	Super			Other	Other		Amortized
	Senior	Mezzanine	Junior	Senior	Subordinate	Other	Cost
Vintage:
2011	$—	$—	$—	$39.7	$—	$—	$39.7
2008	51.1	—	—	—	—	—	51.1
2007	439.9	—	—	—	—	—	439.9
2006	157.9	—	—	—	—	—	157.9
2005	133.9	28.8	—	109.8	—	—	272.5
2004 and prior	—	—	—	149.6	28.3	—	177.9

Total	$782.8	$28.8	$—	$299.1	$28.3	$—	$1,139.0

As of December 31, 2010
Total	$787.0	$30.6	$—	$298.3	$28.9	$—	$1,144.8

     The weighted-average credit enhancement of our CMBS was 28.6% as of December 31, 2010. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of June 30, 2011 was 30.0%. We believe this additional credit enhancement is significant in a deep real estate downturn during which losses are expected to increase substantially.
  Return on Equity-Like Investments
     Prospector Partners, LLC, or Prospector, manages a portfolio of equity and equity-like investments, including publicly traded common stock and convertible securities. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment, and on a limited basis in our surplus portfolio. As of June 30, 2011 and 2010, equity-like convertible securities made up $87.8 or 18.7%, and $65.8 or 31.8%, respectively, of the portfolio. For the three and six months ended June 30, 2011 and 2010, our convertible securities yielded gross returns of (2.4)%, (2.9)%, 0.3% and 2.4%, respectively.
     The following table compares our total gross return on the equity component of our Prospector portfolio to the benchmark S&P 500 Total Return Index for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Common stock	(2.4)%	(5.5)%	4.1%	(0.4)%
S&P 500 Total Return Index	0.1	(11.4)	6.0	(6.6)

Difference	(2.5)%	5.9%	(1.9)%	6.2%

     During the second quarter of 2011, we implemented an investment strategy focused on real estate-related investments primarily to back our longer duration liabilities in our Income Annuities segment portfolio. As of June 30, 2011, we held $137.2 in publicly traded REITs related to this strategy, the majority of which is managed by one of our subadvisors.
  Mortgage Loans
     Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR) based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans greater than $1.0 are inspected annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, unearned mortgage loan fees, and a purchase accounting adjustment; however, the following tables are reported excluding these items.
     The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations, especially those loans in our range of specialization, $2.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to prudently increase our investments in mortgage loans primarily in our Income Annuities and Deferred Annuities segments to improve our overall investment yields. This strategy has resulted in increased net investment yields when compared to fixed maturity investments. We originated $425.7 of mortgage loans during the six months ended June 30, 2011 and expect to continue strong originations for the remainder of 2011.
     As of June 30, 2011 and December 31, 2010, 73.2% and 73.6%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.3 and $2.2, respectively. As of June 30, 2011 and December 31, 2010, our largest loan balance was $12.7 and $13.0, respectively.
  Credit Quality
     We use the LTV and DSCR ratios as our primary metrics to assess mortgage loan quality. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$604.7	28.9%	$596.2	34.7%
51% - 60%	523.0	25.0	369.8	21.5
61% - 70%	621.2	29.7	463.7	26.9
71% - 75%	124.4	5.9	120.4	7.0
76% - 80%	65.3	3.1	46.3	2.7
81% - 100%	91.0	4.4	90.7	5.3
> 100%	63.3	3.0	33.1	1.9

Total	$2,092.9	100.0%	$1,720.2	100.0%

     The LTV ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, LTV ratios are calculated using independent appraisals performed by Member of the Appraisal Institute (MAI) designated appraisers. Subsequent to the year of funding, LTV ratios are updated annually using internal valuations based on property income and estimated market capitalization rates. Property income estimates are typically updated between June 1 and August 31. Market capitalization rates are updated during the first quarter based on geographic region, property type and economic climate. LTV ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller LTV ratio generally indicates a higher quality loan.

     As of June 30, 2011 and December 31, 2010, the mortgage loan portfolio had weighted-average LTV ratios of 58.6% and 57.0%, respectively. The increase in the LTV ratio is driven by higher LTV ratios on originations of new mortgage loans and a reduction in the updated estimated fair values of the underlying properties, which is the result of declines in property income compared to the previous year. Estimated fair values of underlying properties on existing loans will continue to be updated through August 2011. The weighted average LTV ratio was 59.1% and 55.2% for loans funded during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. For loans originated in the six months ended June 30, 2011, 19.1% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. For loans originated in the year ended December 31, 2010, 31.7% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,103.9	52.7%	$896.4	52.1%
1.40 - 1.59	414.5	19.8	327.1	19.0
1.20 - 1.39	331.4	15.8	295.7	17.2
1.00 - 1.19	127.5	6.1	117.7	6.8
0.85 - 0.99	43.1	2.1	32.0	1.9
< 0.85	72.5	3.5	51.3	3.0

Total	$2,092.9	100.0%	$1,720.2	100.0%

     The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of June 30, 2011 and December 31, 2010, the mortgage loan portfolio had weighted-average DSCRs of 1.72 and 1.73, respectively. For loans originated during the six months ended June 30, 2011 and the year ended December 31, 2010, 52.7% and 58.4%, respectively, had a DSCR of 1.60 or more.
  Composition of Mortgage Loans
     The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Region:
California	$676.8	32.3%	$533.6	31.0%
Washington	292.3	14.0	270.4	15.7
Texas	210.0	10.0	168.9	9.8
Oregon	106.2	5.1	95.6	5.6
Florida	72.1	3.4	54.9	3.2
Other	735.5	35.2	596.8	34.7

Total	$2,092.9	100.0%	$1,720.2	100.0%

     The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Property Type:
Shopping centers and retail	$903.4	43.2%	$735.7	42.8%
Office buildings	559.1	26.7	460.8	26.8
Industrial	482.1	23.0	433.9	25.2
Multi-family	80.5	3.9	46.8	2.7
Other	67.8	3.2	43.0	2.5

Total	$2,092.9	100.0%	$1,720.2	100.0%

Maturity Date of Mortgage Loans
     The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Years to Maturity:
Due in one year or less	$8.7	0.4%	$6.3	0.4%
Due after one year through five years	127.3	6.1	107.1	6.2
Due after five years through ten years	1,087.7	52.0	871.9	50.7
Due after ten years	869.2	41.5	734.9	42.7

Total	$2,092.9	100.0%	$1,720.2	100.0%

     For more information and further discussion of our allowance of mortgage loans, see Note 5 to our unaudited interim consolidated financial statements.
  Investments in Limited Partnerships — Affordable Housing Investments
     We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in years one through ten. As of June 30, 2011, we were invested in 18 limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. We account for these investments under the equity method, and they are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.
     Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization related to affordable housing investments, net of taxes	$(2.0)	$(1.5)	$(4.2)	$(2.8)
Affordable housing tax credits	4.2	2.8	8.5	5.6

Impact to net income	$2.2	$1.3	$4.3	$2.8

     The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2011	$3.7
2012	13.2
2013	14.1
2014 and beyond	47.2

Estimated impact to net income	$78.2

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
          We had historically paid quarterly cash dividends on our common stock and warrants at a rate of approximately $0.05 per share until the second quarter of 2011, when we paid a cash dividend of $0.06 per share. We plan to continue to pay approximately $0.06 per share in future quarters. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.
          Over the past few years, the global financial markets experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. In the last few months, the economic recovery slowed and markets experienced increased volatility over concerns about a double-dip recession. The credit markets remain tight and we continue to experience a low interest rate environment. In managing the challenging market conditions over the past couple of years, we benefited from the diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:
•	Sales for the six months ended June 30, 2011 were solid and exceeded levels for the same period in 2010. Sales on our deposit contracts (annuities and universal life policies) continue to generate strong cash inflows.

•	We continued to generate strong cash flows from operations, which grew by $14.5 to $451.3 for the six months ended June 30, 2011, from $436.8 for the six months ended June 30, 2010.

•	While certain policy lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	As of June 30, 2011, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•	To support the sales of our products and maintain financial strength ratings, we target a risk-based capital level of at least 350% in our primary life insurance company, Symetra Life Insurance Company. As of June 30, 2011, Symetra Life Insurance Company had an estimated risk-based capital ratio of 466%. This capital level provides more than adequate capital levels for the growth of our business.
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

     In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of June 30, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,642.5	29.9%	$6,670.4	31.4%
Deferred annuities with 5-year payout provision or MVA(2)	371.3	1.7	377.1	1.8
Traditional insurance (net of reinsurance)(3)	185.1	0.8	185.6	0.9
Group health & life (net of reinsurance)(3)	101.4	0.5	95.9	0.4

Total illiquid liabilities	7,300.3	32.9	7,329.0	34.5

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,522.7	20.4	4,444.0	20.9
Deferred annuities with surrender charges of 5% or higher	6,887.7	31.0	6,176.8	29.1
Universal life with surrender charges of 5% or higher	212.6	1.0	181.7	0.9

Total somewhat liquid liabilities	11,623.0	52.4	10,802.5	50.9

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	538.2	2.4	462.6	2.2
Less than 3%	164.7	0.7	231.2	1.1
No surrender charges(5)	2,113.4	9.5	1,946.9	9.2
Universal life with surrender charges less than 5%	437.3	2.0	439.9	2.0
Other(6)	21.9	0.1	21.9	0.1

Total fully liquid liabilities	3,275.5	14.7	3,102.5	14.6

Total(7)	$22,198.8	100.0%	$21,234.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.

(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.

(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.

(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.

(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.

(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.

(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $236.2 and 234.3 as of June 30, 2011 and December 31, 2010, respectively.
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
     We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of June 30, 2011 and December 31, 2010, our insurance subsidiaries had liquid assets of $21.7 billion and $20.8 billion, respectively, and Symetra had liquid assets of $103.8 and $89.7, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $90.1 and $277.1 as of June 30, 2011 and December 31, 2010, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during the first half of 2011.
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
Capitalization
     Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of	As of
	June 30, 2011	December 31, 2010
Notes payable	$449.1	$449.0
Stockholders’ equity	2,647.3	2,380.6

Total capital	$3,096.4	$2,829.6

     Our capitalization increased $266.8 as of June 30, 2011, as compared to December 31, 2010 due to an increase in stockholders’ equity from our net income of $114.3 and a $213.2 improvement in the fair value of our available-for-sale securities. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.
Dividends
     We declared and paid quarterly dividends of $0.05 and $0.06 per common share, respectively, during the first and second quarters of 2011, for a total payout of $15.1. On August 10, 2011, we declared a quarterly dividend of $0.06 per common share to shareholders and warrant holders as of August 24, 2011, for an approximate total of $8.3 to be paid on or about September 7, 2011.
Cash Flows
     The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	Six Months Ended June 30,
	2011	2010
Net cash flows provided by operating activities	$451.3	$436.8
Net cash flows used in investing activities	(1,156.0)	(1,223.2)
Net cash flows provided by financing activities	517.5	851.3
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
     Net cash provided by operating activities for the six months ended June 30, 2011 increased $14.5 over the same period in 2010. This increase was primarily the result of increased net investment income driven by an increase in average assets, partially offset by an increase in income taxes paid in 2011, and an increase in group medical stop-loss paid claims.

Investing Activities
     Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations.
     Net cash used in investing activities for the six months ended June 30, 2011 decreased $67.2 over the same period in 2010. This decrease was primarily the result of cash received from prepayments, maturities and calls on fixed maturities as well as the sale of fixed maturities. These decreases were partially offset by increased mortgage loan origination volume and purchases of fixed maturities.
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
     Net cash provided by financing activities for the six months ended June 30, 2011 decreased $333.8 over the same period in 2010. This was primarily due to net IPO proceeds of $282.5 million received during the first quarter of 2010. The remaining decrease related to increased policyholder withdrawals in the current period.

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
Disclosure Controls and Procedures
     We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of June 30, 2011. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II — Other Information
Item 1. Legal Proceedings
     Disclosure concerning material legal proceedings can be found in Item 1 “Financial Statements, Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies” under the caption “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2010 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2011.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation, together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION
Date: August 11, 2011	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer