Form 10-Q
period 2011-09-30
Symetra Financial CORP
filed 2011-11-09
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33808

SYMETRA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-0978027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 108th Avenue NE, Suite 1200

Bellevue, Washington 98004

(Address of principal executive offices, including zip code)

(425) 256-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2011, the Registrant had 118,595,379 common voting shares outstanding, with a par value of $0.01 per share.

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts included or referenced in this report, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “potential” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to Symetra Financial Corporation’s:

•

estimates or projections of revenues, net income (loss), net income (loss) per share, adjusted operating income (loss), adjusted operating income (loss) per share, market share or other financial forecasts;

•	trends in operations, financial performance and financial condition;

•	adoption and implementation of new accounting standards;

•	financial and operating targets or plans; and

•	business and growth strategy, including prospective products, services and distribution partners.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	investment losses;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs or deferred sales inducements;

•	financial strength or credit ratings downgrades;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the ability of the new executive leadership team to successfully implement business strategies;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”);

•	the effects of implementation of the new accounting standard for deferred acquisition costs; and

•

the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010; and Item 1A — “Risk Factors” in Part II of our Form 10-Q for the quarters ended March 31, and June 30, 2011.

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

PART I – Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)
ASSETS

Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,036.0 and $20,416.5, respectively)	$22,881.6	$21,281.8
Marketable equity securities, at fair value (cost: $52.7 and $52.8, respectively)	50.3	45.1
Trading securities:
Marketable equity securities, at fair value (cost: $360.0 and $168.0, respectively)	338.1	189.3
Mortgage loans, net	2,277.3	1,713.0
Policy loans	69.5	71.5
Investments in limited partnerships (includes $29.2 and $36.5 measured at fair value, respectively)	214.6	186.9
Other invested assets	20.8	12.6

Total investments	25,852.2	23,500.2
Cash and cash equivalents	182.8	274.6
Accrued investment income	271.4	257.6
Accounts receivable and other receivables	133.5	65.6
Reinsurance recoverables	291.5	280.8
Deferred policy acquisition costs	202.1	250.0
Goodwill	29.9	28.4
Current income taxes recoverable	—	3.0
Other assets	107.0	95.0
Separate account assets	746.3	881.7

Total assets	$27,816.7	$25,636.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$22,223.4	$20,953.3
Future policy benefits	398.9	398.4
Policy and contract claims	170.4	116.6
Unearned premiums	12.5	12.2
Other policyholders’ funds	113.8	111.0
Notes payable	449.2	449.0
Current income tax payable	1.0	—
Deferred income tax liabilities, net	386.9	99.0
Other liabilities	254.3	235.1
Separate account liabilities	746.3	881.7
Total liabilities	24,756.7	23,256.3
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,595,379 issued and outstanding as of September 30, 2011; 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010	1.2	1.2
Additional paid-in capital	1,453.6	1,450.2
Retained earnings	598.7	496.7
Accumulated other comprehensive income, net of taxes	1,006.5	432.5

Total stockholders’ equity	3,060.0	2,380.6

Total liabilities and stockholders’ equity	$27,816.7	$25,636.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premiums	$150.5	$120.2	$390.8	$354.7
Net investment income	315.5	304.4	937.7	888.4
Policy fees, contract charges, and other	45.5	40.9	136.1	123.2
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(5.0)	(9.6)	(9.0)	(30.2)
Less: portion of losses recognized in other comprehensive income	0.1	6.1	0.4	15.5

Net impairment losses recognized in earnings	(4.9)	(3.5)	(8.6)	(14.7)
Other net realized investment gains (losses)	(51.9)	23.5	(18.5)	31.5

Total net realized investment gains (losses)	(56.8)	20.0	(27.1)	16.8

Total revenues	454.7	485.5	1,437.5	1,383.1

Benefits and expenses:
Policyholder benefits and claims	109.4	85.4	285.4	254.9
Interest credited	229.3	227.8	682.7	667.8
Other underwriting and operating expenses	77.4	63.1	213.9	186.9
Interest expense	8.0	8.0	24.0	23.9
Amortization of deferred policy acquisition costs	19.0	18.0	59.1	50.4

Total benefits and expenses	443.1	402.3	1,265.1	1,183.9
Income from operations before income taxes	11.6	83.2	172.4	199.2

Provision (benefit) for income taxes:
Current	26.0	18.8	68.3	46.1
Deferred	(25.5)	7.8	(21.3)	14.4

Total provision for income taxes	0.5	26.6	47.0	60.5

Net income	$11.1	$56.6	$125.4	$138.7

Net income per common share:
Basic	$0.08	$0.41	$0.91	$1.03
Diluted	$0.08	$0.41	$0.91	$1.03

Weighted-average number of common shares outstanding:
Basic	137.559	137.140	137.459	135.082
Diluted	137.571	137.145	137.470	135.096

Cash dividends declared per common share	$0.06	$0.05	$0.17	$0.10

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$—	$(49.7)	$1,433.3
Common stock issued (net of issuance costs of $20.6)	0.3	282.2	—	—	—	282.5
Comprehensive income, net of taxes:
Net income	—	—	138.7	—	—	138.7
Other comprehensive income (net of taxes: $467.8)	—	—	—	—	869.1	869.1

Total comprehensive income, net of taxes						1,007.8
Stock-based compensation	—	2.0	—	(0.6)	—	1.4
Retired treasury stock	—	(0.6)	—	0.6	—	—
Dividends declared	—	—	(13.7)	—	—	(13.7)

Balances as of September 30, 2010	$1.2	$1,449.3	$441.4	$—	$819.4	$2,711.3

Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$—	$432.5	$2,380.6
Comprehensive income, net of taxes:
Net income	—	—	125.4	—	—	125.4
Other comprehensive income (net of taxes: $309.2)	—	—	—	—	574.0	574.0

Total comprehensive income, net of taxes						699.4
Stock-based compensation	—	3.4	—	—	—	3.4
Dividends declared	—	—	(23.4)	—	—	(23.4)

Balances as of September 30, 2011	$1.2	$1,453.6	$598.7	$—	$1,006.5	$3,060.0

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$125.4	$138.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	27.1	(16.8)
Accretion and amortization of invested assets, net	37.2	30.0
Accrued interest on fixed maturities	(21.1)	(31.1)
Amortization and depreciation	19.7	16.9
Deferred income tax provision (benefit)	(21.3)	14.4
Interest credited on deposit contracts	682.7	667.8
Mortality and expense charges and administrative fees	(81.1)	(77.0)
Changes in, net of amounts acquired:
Accrued investment income	(13.8)	(20.3)
Deferred policy acquisition costs, net	(30.2)	(44.0)
Other receivables	(14.0)	(10.1)
Future policy benefits	0.5	2.7
Policy and contract claims	14.8	0.5
Current income taxes	4.0	23.1
Other assets and liabilities	(8.5)	(30.0)
Other, net	1.6	0.4

Total adjustments	597.6	526.5

Net cash provided by operating activities	723.0	665.2

Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(3,131.1)	(3,219.8)
Other invested assets and investments in limited partnerships	(36.1)	(34.1)
Issuances of mortgage loans	(670.8)	(354.5)
Issuances of policy loans	(10.1)	(12.3)
Maturities, calls, paydowns, and other	1,342.4	1,345.3
Sales of:
Fixed maturities and marketable equity securities	968.6	548.3
Other invested assets and investments in limited partnerships	15.8	13.8
Repayments of mortgage loans	104.9	56.5
Repayments of policy loans	11.4	13.6
Other, net	16.3	(1.8)

Net cash used in investing activities	(1,388.7)	(1,645.0)

Cash flows from financing activities
Policyholder account balances:
Deposits	1,767.2	1,674.0
Withdrawals	(1,130.3)	(1,005.7)
Proceeds from issuance of common stock	—	282.5
Cash dividends paid on common stock	(23.4)	(13.7)
Other, net	(39.6)	(17.9)

Net cash provided by financing activities	573.9	919.2

Net decrease in cash and cash equivalents	(91.8)	(60.6)
Cash and cash equivalents at beginning of period	274.6	257.8

Cash and cash equivalents at end of period	$182.8	$197.2

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$30.6	$38.7
Bond exchanges	182.5	76.5

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements as of that date, but certain information and footnotes required by GAAP for complete financial statements have been excluded from this interim report. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2011.

During the first quarter of 2010, the Company revised its estimate for bonus interest reserves on one of its universal life products. This bonus interest is not earned by the contract holder if the policy’s credited rate is equal to the guaranteed minimum. Due to the negative impact the low interest rate environment has had on investment yields, the credited interest rate was adjusted downward to the guaranteed minimum rate over a period of 12 months, beginning in first quarter 2010. As a result, for the nine months ended September 30, 2010, income from operations before income taxes was $7.4 higher than it would have been without this adjustment. The impact on net income for the same period was $4.8, or $0.03 per share of common stock.

Adoption of New Accounting Pronouncements

ASU 2010-06, Improving Disclosures about Fair Value Measurement

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurement. The guidance in this ASU requires additional disclosures about an entity’s fair value measurements, including information about inputs to Level 2 measurements, gross transfers into and out of Levels 1 and 2, and information about activity for Level 3 measurements on a gross basis. It also clarifies the level of disaggregation required for existing fair value disclosures. The Company adopted this guidance on January 1, 2010, except for the provisions regarding activity for Level 3 measurements presented on a gross basis, which was adopted on January 1, 2011, as provided for in the guidance. See Note 6 for the Company’s disclosures related to fair value measurements.

ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB issued ASU 2010-15, Financial Services - Insurance (Topic 944) - How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurer should only consider its ownership interests held within its general account when determining if it holds a controlling interest, thus excluding interests held in a separate account from the analysis. The Company adopted this guidance on January 1, 2011, which did not change the Company’s existing practice.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This guidance clarifies the criteria for whether a troubled debt restructuring has occurred when a creditor modifies a financing receivable for a borrower. The Company elected to early adopt this guidance, effective April 1, 2011, with retrospective application to January 1, 2011. Upon adoption of ASU 2011-02, the additional disclosures required by the guidance in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses were also adopted by the Company. The adoption of this guidance did not have a material impact on the financial statements.

ASU 2011-08, Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011. The Company elected to early adopt this guidance on July 1, 2011, which did not have a material impact on the financial statements.

Accounting Pronouncements Not Yet Adopted

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, Financial Services - Insurance (Topic 944) - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance limits the amount of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The guidance is effective for fiscal years beginning after December 15, 2011. The Company will retrospectively adopt this guidance on January 1, 2012. Upon adoption, the Company estimates this guidance will reduce its December 31, 2010 stockholders’ equity by 0.8% to 1.2%, or $19.0 to $28.6 (net of estimated taxes).

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This guidance establishes common definitions of fair value and requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). Enhanced disclosures include quantitative information about unobservable inputs to Level 3 measurements, when available; qualitative information about the sensitivity of Level 3 measurements to alternative inputs; and classification within the fair value hierarchy of all fair value measurements disclosed. The guidance is effective for interim and annual periods beginning after December 15, 2011, and the Company will prospectively adopt this guidance on January 1, 2012. The Company will provide the additional disclosure about fair value measurements but does not expect a material impact on its fair value measurements.

ASU 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of shareholders’ equity, and instead requires the components of net income and OCI to be presented either in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or OCI under current accounting guidance. The Company will adopt this guidance on January 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the amounts reported in the Company’s financial statements.

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

The Company’s outstanding warrants and certain restricted stock granted to employees are included in weighted-average common shares outstanding for the purposes of computing basic and diluted earnings per share using the two-class method. These are considered participating or potential common stock securities because the terms of the agreements entitle the holders to receive any dividends declared concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Non-participating restricted stock is included in diluted earnings per share based on the application of the treasury stock method.

For the three and nine months ended September 30, 2011, 2.950 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. For the three and nine months ended September 30, 2010, 2.350 stock options were excluded from the computation of diluted earnings per share as they were antidilutive.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income, as reported	$11.1	$56.6	$125.4	$138.7

Denominator:
Weighted-average common shares outstanding - basic	137.559	137.140	137.459	135.082
Add: dilutive effect of restricted stock	0.012	0.005	0.011	0.014

Weighted-average common shares outstanding - diluted	137.571	137.145	137.470	135.096

Net income per common share:
Basic	$0.08	$0.41	$0.91	$1.03
Diluted	$0.08	$0.41	$0.91	$1.03

4. Investments

The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) represent the amount of cumulative non-credit OTTI losses transferred to, or recorded in, AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of September 30, 2011
Fixed maturities:
U.S. government and agencies	$31.0	$4.0	$—	$35.0	$(0.1)
State and political subdivisions	518.8	23.3	(1.9)	540.2	(0.1)
Corporate securities	14,776.4	1,578.0	(187.9)	16,166.5	(18.1)
Residential mortgage-backed securities	3,456.6	265.8	(14.0)	3,708.4	(37.3)
Commercial mortgage-backed securities	1,715.5	127.7	(5.6)	1,837.6	(2.8)
Other debt obligations	537.7	58.2	(2.0)	593.9	(4.4)

Total fixed maturities	21,036.0	2,057.0	(211.4)	22,881.6	(62.8)
Marketable equity securities, available-for-sale	52.7	0.2	(2.6)	50.3	—

Total	$21,088.7	$2,057.2	$(214.0)	$22,931.9	$(62.8)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2010
Fixed maturities:
U.S. government and agencies	$30.3	$2.8	$—	$33.1	$(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	(0.2)
Corporate securities	13,891.7	855.3	(205.6)	14,541.4	(26.2)
Residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	(6.4)

Total fixed maturities	20,416.5	1,163.3	(298.0)	21,281.8	(76.2)
Marketable equity securities, available-for-sale	52.8	0.1	(7.8)	45.1	—

Total	$20,469.3	$1,163.4	$(305.8)	$21,326.9	$(76.2)

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

	$3,078.2	$3,078.2	$3,078.2	$3,078.2	$3,078.2	$3,078.2
	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of September 30, 2011
Fixed maturities:
State and political subdivisions	$—	$—	—	$94.2	$(1.9)	12
Corporate securities	950.4	(57.5)	276	580.7	(130.4)	63
Residential mortgage-backed securities	104.9	(0.9)	18	174.6	(13.1)	26
Commercial mortgage-backed securities	99.5	(1.5)	14	44.4	(4.1)	17
Other debt obligations	50.9	(1.5)	12	14.4	(0.5)	4

Total fixed maturities	$1,205.7	$(61.4)	320	$908.3	$(150.0)	122
Marketable equity securities, available-for-sale	44.3	(1.5)	3	5.0	(1.1)	1

Total	$1,250.0	$(62.9)	323	$913.3	$(151.1)	123

	$3,078.2	$3,078.2	$3,078.2	$3,078.2	$3,078.2	$3,078.2
	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2010
Fixed maturities:
State and political subdivisions	$139.1	$(3.3)	19	$146.9	$(12.1)	24
Corporate securities	2,191.5	(92.2)	203	897.7	(113.4)	105
Residential mortgage-backed securities	525.8	(18.6)	37	273.1	(35.9)	42
Commercial mortgage-backed securities	160.5	(2.9)	26	63.2	(7.2)	17
Other debt obligations	41.4	(0.8)	7	94.9	(11.6)	10

Total fixed maturities	$3,058.3	$(117.8)	292	$1,475.8	$(180.2)	198
Marketable equity securities, available-for-sale	19.9	(0.7)	2	24.1	(7.1)	3

Total	$3,078.2	$(118.5)	294	$1,499.9	$(187.3)	201

Based on National Association of Insurance Commissioners (NAIC) ratings, as of September 30, 2011 and December 31, 2010, the Company held below-investment-grade fixed maturities with fair values of $1,386.3 and $1,257.5, respectively, and amortized costs of $1,474.5 and $1,321.2, respectively. These holdings amounted to 6.1% and 5.9% of the Company’s investments in fixed maturities at fair value as of September 30, 2011 and December 31, 2010, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the amortized cost and fair value of fixed maturities as of September 30, 2011, by contractual years to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value
One year or less	$513.8	$521.2
Over one year through five years	3,243.5	3,439.2
Over five years through ten years	6,828.3	7,522.9
Over ten years	4,781.5	5,307.1
Residential mortgage-backed securities	3,456.6	3,708.4
Commercial mortgage-backed securities	1,715.5	1,837.6
Other asset-backed securities	496.8	545.2

Total fixed maturities	$21,036.0	$22,881.6

The following table summarizes the Company’s net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturities	$282.5	$282.0	$852.3	$833.4
Marketable equity securities, available-for-sale	0.6	0.6	2.3	2.3
Marketable equity securities, trading	2.3	0.7	5.4	2.2
Mortgage loans	36.0	23.2	95.2	62.9
Policy loans	0.7	1.1	2.7	3.3
Investments in limited partnerships	(1.6)	(0.3)	(5.5)	(4.1)
Other	1.5	1.8	4.2	3.6

Total investment income	322.0	309.1	956.6	903.6
Investment expenses	(6.5)	(4.7)	(18.9)	(15.2)

Net investment income	$315.5	$304.4	$937.7	$888.4

The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturities:
Gross gains on sales	$2.3	$6.6	$34.7	$24.0
Gross losses on sales	—	(2.1)	(7.6)	(3.4)
Other-than-temporary impairments	(4.9)	(3.5)	(8.6)	(14.7)
Other(1)	1.7	5.1	7.7	7.3

Total fixed maturities	(0.9)	6.1	26.2	13.2
Marketable equity securities, trading(2)	(52.1)	15.2	(47.6)	14.0
Other invested assets	(1.1)	(0.4)	(1.3)	(6.6)
Deferred policy acquisition costs adjustment	(2.7)	(0.9)	(4.4)	(3.8)

Net realized investment gains (losses)	$(56.8)	$20.0	$(27.1)	$16.8

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $(8.3), $(9.9), $4.0 and $(0.4) for the three and nine months ended September 30, 2011 and 2010, respectively.
(2)	This includes changes in the fair value of trading securities held as of period end, totaling $(50.2), $(47.3), $15.8 and $13.5 of net gains (losses) for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Determination of OTTI on Corporate Securities

To determine the recovery value, credit loss or intent to sell for a corporate security, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Expected cash flows of the issuer;

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy, compared to the price at which the market is trading;

•	Earnings multiples for an issuer’s industry or sector of the industry, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Changes to the rating of the security by a rating agency; and

•	Expectations regarding defaults and recovery rates.

Determination of OTTI on Structured Securities

To determine the recovery value, credit loss or intent to sell for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis related to the security including, but not limited to, the following:

•	Discounted cash flow analysis based, on the future cash flows the Company expects to recover;

•	Level of creditworthiness;

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

•	Delinquency ratios and loan-to-value ratios;

•	Average cumulative collateral loss, vintage year and level of subordination;

•	Susceptibility to fair value fluctuations due to changes in the interest rate environment;

•	Susceptibility to variability of prepayments; and

•	Susceptibility to reinvestment risk.

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of September 30, 2011		As of December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$228.0	$(94.8)	$69.1	$(23.7)
6 consecutive months or more	27.3	(11.8)	93.9	(36.2)

Total underwater by 20% or more	255.3	(106.6)	163.0	(59.9)
All other underwater fixed maturities	1,858.7	(104.8)	4,371.1	(238.1)

Total underwater fixed maturities	$2,114.0	$(211.4)	$4,534.1	$(298.0)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	—	—	1.7	(4.4)

Total underwater by 20% or more	—	—	1.7	(4.4)
All other underwater marketable equity securities, available-for-sale	49.3	(2.6)	42.3	(3.4)

Total underwater marketable equity securities, available-for-sale	$49.3	$(2.6)	$44.0	$(7.8)

The Company reviewed its available-for-sale investments with unrealized losses as of September 30, 2011 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater fixed maturities, and it was not more likely than not that the Company will be required to sell the fixed maturities before recovery of amortized cost. This conclusion is supported by the Company’s spread analysis, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in OCI were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$50.3	$68.5	$68.0	$69.6
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.4	2.1	1.0	8.6
For which an OTTI was previously recognized	—	0.5	—	2.9
Decreases attributable to:
Securities sold or paid down during the period	(1.2)	(3.5)	(19.5)	(13.5)

Balance, end of period	$49.5	$67.6	$49.5	$67.6

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of September 30, 2011, 33.6% of the commercial mortgage loans were located in California, 13.1% were located in Washington and 10.1% were located in Texas. The average loan balance was $2.3 and $2.2 as of September 30, 2011 and December 31, 2010, respectively.

Allowance for Mortgage Loans

The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for non-performing loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses, the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

•	Lower Risk Loans – Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans – Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans – All loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions and third party data for expected losses on loans with similar LTV ratios and DSCRs. For existing loans, the Company’s LTV ratios and DSCRs are updated annually, primarily in the third quarter.

The following table sets forth the Company’s mortgage loans by risk category:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Lower Risk	$1,224.7	53.8%	$917.5	53.3%
Medium Risk	542.3	23.8	430.4	25.0
Higher Risk	509.9	22.4	372.3	21.7

Credit quality indicator total	2,276.9	100.0%	1,720.2	100.0%
Loans specifically evaluated for impairment (1)	8.2		—
Other (2)	(7.8)		(7.2)

Total	$2,277.3		$1,713.0

(1)	As of September 30, 2011 and December 31, 2010, reserve amounts of $0.3 and $0.0, respectively, were established for loans specifically evaluated for impairment.
(2)	Other includes the allowance for loan losses, deferred fees and costs, and a 2004 purchase accounting adjustment.

The following table summarizes the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance at beginning of period	$7.1	$6.7	$7.1	$8.2
Provision for specific loans	0.3	—	0.3	—
Provision for loans not specifically identified	—	0.8	—	1.5
Write-off for foreclosed property	—	—	—	(2.2)

Allowance at end of period	$7.4	$7.5	$7.4	$7.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Specific reserves are established for impaired loans, for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, and for loans with terms modified in a troubled debt restructuring. As of September 30, 2011 and December 31, 2010, no loans were considered non-performing, which is defined as more than 90 days past due on payment.

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

•

Level 3 — Instruments whose significant value drivers are unobservable. This comprises financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of certain privately placed fixed maturities.

The following tables present the financial assets accounted for at fair value on a recurring basis, classified by the valuation hierarchy described above. The Company has no financial liabilities accounted for at fair value on a recurring basis.

	As of September 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$35.0	$—	$35.0	$—	—
State and political subdivisions	540.2	—	540.2	—	—
Corporate securities	16,166.5	—	15,474.2	692.3	2.9%
Residential mortgage-backed securities	3,708.4	—	3,671.5	36.9	0.1
Commercial mortgage-backed securities	1,837.6	—	1,821.2	16.4	0.1
Other debt obligations	593.9	—	441.0	152.9	0.6

Total fixed maturities, available-for-sale	22,881.6	—	21,983.1	898.5	3.7
Marketable equity securities, available-for-sale	50.3	45.3	—	5.0	—
Marketable equity securities, trading	338.1	337.8	—	0.3	—
Investments in limited partnerships(1)	29.2	—	—	29.2	0.1
Other invested assets	15.3	2.5	—	12.8	0.1

Total investments carried at fair value	23,314.5	385.6	21,983.1	945.8	3.9
Separate account assets	746.3	746.3	—	—	—

Total	$24,060.8	$1,131.9	$21,983.1	$945.8	3.9%

(1)	Includes investments in private equity funds.

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

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of September 30, 2011 and December 31, 2010, respectively, pricing services provided prices for 96.0% and 95.6% of the Company’s fixed maturities.

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

As of September 30, 2011 and December 31, 2010, the Company had $876.0, or 3.8%, and $892.9, or 4.2%, respectively, of its fixed maturities invested in private placement securities. The use of significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $795.3, or 90.8%, and $815.4, or 91.3%, as Level 3 measurements as of September 30, 2011 and December 31, 2010, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Corporate Securities

As of September 30, 2011 and December 31, 2010, the fair value of the Company’s corporate securities classified as Level 2 measurements was $15,474.2 and $13,786.8, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of September 30, 2011			As of December 31, 2010
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$2,921.6	18.9%	228	$2,444.7	17.7%	225
Consumer staples	2,598.5	16.8	160	2,118.0	15.4	157
Utilities	1,879.3	12.1	178	1,738.2	12.6	194
Financials	1,835.8	11.9	234	1,862.1	13.5	260

Weighted-average coupon rate	6.13%			6.27%
Weighted-average remaining years to contractual maturity	11.6			12.2

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

As of September 30, 2011, approximately 99% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 24.5%, the financial sector, 16.3%, and the consumer discretionary sector, 14.4%.

As of December 31, 2010, approximately 95% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 21.6%, the financial sector, 21.2%, and the consumer discretionary sector, 15.9%.

The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of September 30, 2011 and December 31, 2010 the range of illiquidity adjustments varied from 0 to 50 basis points.

The following table presents additional information about the quality of the Level 3 privately placed corporate securities:

		As of September 30, 2011		As of December 31, 2010
		Fair Value	% of Total	Fair Value	% of Total
NAIC Rating:	Comparable Standard & Poor’s rating:
1	AAA, AA, A	$93.3	13.6%	$118.6	16.6%
2	BBB	499.2	72.8	497.5	69.6
3 – 6	BB & below	93.5	13.6	98.7	13.8

	Total	$686.0	100.0%	$714.8	100.0%

Residential Mortgage-backed Securities

As of September 30, 2011 and December 31, 2010, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,671.5 and $3,801.6, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.94% and 5.13% as of September 30, 2011 and December 31, 2010, respectively. Agency securities comprised 89.5% and 88.4% of the Company’s Level 2 RMBS as of September 30, 2011 and December 31, 2010, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of September 30, 2011		As of December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Highest Rating Agency Rating
AAA	$141.1	36.6%	$166.6	37.8%
AA through BBB	82.9	21.5	89.0	20.2
BB & below	161.6	41.9	185.4	42.0

Total non-agency RMBS	$385.6	100.0%	$441.0	100.0%

Non-agency RMBS with super senior subordination	$229.9	59.6%	$259.2	58.8%

As of September 30, 2011 and December 31, 2010, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.4% and 9.8%, respectively. As of September 30, 2011 and December 31, 2010, $160.9 and $181.8, or 41.7% and 41.2%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior.

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

Commercial Mortgage-backed Securities

As of September 30, 2011 and December 31, 2010, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,821.2 and $1,868.2, respectively. These were primarily non-agency securities, which comprised 72.1% and 68.3% of Level 2 CMBS as of September 30, 2011 and December 31, 2010, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 28.8% and 28.5% as of September 30, 2011 and December 31, 2010, respectively, and 94.8% and 94.3% were in the most senior tranche as of September 30, 2011 and December 31, 2010, respectively.

The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.30% and 5.50% as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, 18.2% of the underlying collateral for these securities was located in New York for both periods; 13.0% and 13.3%, respectively, was located in California; and 7.2% and 7.1%, respectively, was located in Texas. The underlying collateral primarily consisted of retail shopping centers, comprising 34.6% and 33.7%, respectively, and office buildings comprising 30.1% and 30.5%, respectively, of these securities as of September 30, 2011 and December 31, 2010.

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

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three and nine months ended September 30, 2011:

	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2
				Transfers In and/or (Out) of Level 3(1)		Unrealized Gain (Loss) Included in:
	Balance as of July 1, 2011	Purchases	Sales		Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2011
Types of Investments:
Corporate securities	$726.9	$—	$—	$(34.1)	$(3.1)	$—	$2.6	$—	$692.3
Residential mortgage-backed securities	—	37.1	—	—	—	—	(0.2)	—	36.9
Commercial mortgage-backed securities	16.8	—	—	—	(0.4)	—	—	—	16.4
Other debt obligations	151.7	—	—	—	(2.3)	—	3.5	—	152.9

Total fixed maturities, available-for-sale	895.4	37.1	—	(34.1)	(5.8)	—	5.9	—	898.5
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	9.4	—	—	(8.7)	(0.4)	0.6	—	(0.6)	0.3
Investments in limited partnerships	30.4	0.1	—	—	(3.0)	1.3	—	0.4	29.2
Other invested assets	6.0	0.2	—	—	—	—	6.8	(0.2)	12.8

Total Level 3	$946.2	$37.4	$—	$(42.8)	$(9.2)	$1.9	$12.7	$(0.4)	$945.8

	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2	$946.2
				Transfers In and/or (Out) of Level 3(1)		Unrealized Gain (Loss) Included in:
	Balance as of January 1, 2011	Purchases	Sales		Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2011
Types of Investments:
Corporate securities	$754.6	$0.9	$(9.8)	$(34.5)	$(27.1)	$—	$11.9	$(3.7)	$692.3
Residential mortgage-backed securities	—	37.1	—	—	—	—	(0.2)	—	36.9
Commercial mortgage-backed securities	19.1	—	—	—	(2.9)	—	0.2	—	16.4
Other debt obligations	153.2	9.0	(10.8)	—	(3.6)	—	6.8	(1.7)	152.9

Total fixed maturities, available-for-sale	926.9	47.0	(20.6)	(34.5)	(33.6)	—	18.7	(5.4)	898.5
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.6	—	—	—	(0.4)	0.7	—	(0.6)	0.3
Investments in limited partnerships	36.5	2.5	—	—	(15.3)	3.1	—	2.4	29.2
Other invested assets	3.8	1.7	—	—	—	0.2	7.3	(0.2)	12.8

Total Level 3	$969.6	$51.2	$(20.6)	$(34.5)	$(49.3)	$4.0	$29.2	$(3.8)	$945.8

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.0 and $0.0 for the three and nine months ended September 30, 2011, respectively. Gross transfers out of Level 3 were $42.8 and $34.5 for the three and nine months ended September 30, 2011, respectively.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2010:

	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1
				Transfers In and/or (Out) of Level 3(1)		Unrealized Gain (Loss) Included in:
	Balance as of July 1, 2010	Purchases	Sales		Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2010
Types of Investments:
State and political subdivisions	$7.6	$—	$—	$—	$(7.6)	$—	$—	$—	$—
Corporate securities	862.2	—	(9.9)	(5.8)	(1.1)	—	17.6	(0.1)	862.9
Residential mortgage-backed securities	77.1	—	—	(17.5)	0.3	—	1.0	—	60.9
Commercial mortgage-backed securities	31.6	—	—	(10.5)	(1.9)	—	(0.1)	—	19.1
Other debt obligations	56.5	—	—	(3.5)	(3.2)	—	10.1	(2.1)	57.8

Total fixed maturities, available-for-sale	1,035.0	—	(9.9)	(37.3)	(13.5)	—	28.6	(2.2)	1,000.7
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.7	—	—	(0.1)	—	—	—	—	0.6
Investments in limited partnerships	32.1	11.9	—	—	(7.5)	2.0	—	—	38.5
Other invested assets	2.5	—	—	—	—	0.3	—	—	2.8

Total Level 3	$1,072.1	$11.9	$(9.9)	$(37.4)	$(21.0)	$2.3	$28.6	$(2.2)	$1,044.4

	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1	$1,072.1
				Transfers In and/or (Out) of Level 3(1)		Unrealized Gain (Loss) Included in:
	Balance as of January 1, 2010	Purchases	Sales		Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2010
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$(7.2)	$—	$—	$—	$—
Corporate securities	847.1	26.8	(27.2)	12.8	(40.1)	—	43.0	0.5	862.9
Residential mortgage-backed securities	250.5	—	—	(194.6)	1.8	—	3.2	—	60.9
Commercial mortgage-backed securities	24.0	—	—	(1.3)	(4.7)	—	1.1	—	19.1
Other debt obligations	54.7	—	—	(3.4)	(4.2)	—	12.9	(2.2)	57.8

Total fixed maturities, available-for-sale	1,183.5	26.8	(27.2)	(186.5)	(54.4)	—	60.2	(1.7)	1,000.7
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.2	0.1	—	—	0.6
Investments in limited partnerships	24.7	21.1	—	—	(9.9)	2.7	—	(0.1)	38.5
Other invested assets	4.6	—	(0.3)	—	(0.7)	(0.9)	—	0.1	2.8

Total Level 3	$1,214.9	$47.9	$(27.5)	$(186.5)	$(64.8)	$1.9	$60.2	$(1.7)	$1,044.4

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.0 and $14.9 for the three and nine months ended September 30, 2010, respectively. Gross transfers out of Level 3 were $(37.4) and $(201.4) for the three and nine ended September 30, 2010, respectively, as public market information on certain of the Company’s RMBS securities became available and third party independent pricing services began to provide prices. Such securities are now classified as Level 2.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Fixed maturities	$22,881.6	$22,881.6	$21,281.8	$21,281.8
Marketable equity securities, available-for-sale	50.3	50.3	45.1	45.1
Marketable equity securities, trading	338.1	338.1	189.3	189.3
Mortgage loans	2,277.3	2,429.5	1,713.0	1,772.2
Investments in limited partnerships:
Private equity funds	29.2	29.2	36.5	36.5
Tax credit investments	185.4	184.3	150.4	152.6
Other invested assets	20.8	20.8	12.6	12.6
Cash and cash equivalents	182.8	182.8	274.6	274.6
Separate account assets	746.3	746.3	881.7	881.7
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	9,954.1	9,858.2	8,795.8	8,694.2
Immediate annuities	6,621.8	7,970.0	6,670.4	7,188.9
Notes payable:
Capital Efficient Notes (CENts)	149.9	144.6	149.8	140.9
Senior notes	299.3	318.4	299.2	301.6

Other Financial Instruments

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $85.6 and $261.0 as of September 30, 2011 and December 31, 2010, respectively. Cash equivalents of $82.6 and $257.9 were held in a single highly rated overnight money market fund as of September 30, 2011 and December 31, 2010, respectively.

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

The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,647.5 and $5,487.1 of liabilities related to insurance contracts as of September 30, 2011 and December 31, 2010, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

7. Deferred Policy Acquisition Costs and Deferred Sales Inducements

The following table provides a reconciliation of the beginning and ending balance for deferred policy acquisition costs (DAC):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Unamortized balance at beginning of period	$411.4	$360.8	$387.4	$325.7
Deferral of acquisition costs	27.0	27.5	92.4	97.2
Adjustments related to investment gains	(1.8)	(0.6)	(3.1)	(2.8)
Amortization	(19.0)	(18.0)	(59.1)	(50.4)

Unamortized balance at end of period	417.6	369.7	417.6	369.7
Accumulated effect of net unrealized investment gains	(215.5)	(208.8)	(215.5)	(208.8)

Balance at end of period	$202.1	$160.9	$202.1	$160.9

The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets on the consolidated balance sheets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Unamortized balance at beginning of period	$126.9	$86.6	$105.8	$67.6
Capitalizations	17.7	15.5	52.9	43.5
Adjustments related to investment gains	(0.8)	(0.2)	(1.3)	(0.9)
Amortization	(7.9)	(5.8)	(21.5)	(14.1)

Unamortized balance at end of period	135.9	96.1	135.9	96.1
Accumulated effect of net unrealized investment gains	(87.0)	(68.9)	(87.0)	(68.9)

Balance at end of period	$48.9	$27.2	$48.9	$27.2

8. Stockholders’ Equity

The components of comprehensive income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11.1	$56.6	$125.4	$138.7
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities(1)	416.9	378.0	630.1	1,002.9
Reclassification adjustment for net realized investment (gains) losses included in net income(2)	34.3	(14.0)	13.9	(17.7)
Adjustment for deferred policy acquisition costs and deferred sales inducements valuation allowance(3)	(43.7)	(45.3)	(78.7)	(119.5)
Other-than-temporary-impairments on fixed maturities not related to credit losses(4)	1.0	(0.4)	8.6	3.4
Terminated cash flow hedges	0.1	—	0.1	—

Other comprehensive income, net of taxes	408.6	318.3	574.0	869.1

Total comprehensive income	$419.7	$374.9	$699.4	$1,007.8

(1)	Net of taxes of $224.5, $339.3, $203.6 and $540.0 for the three and nine months ended September 30, 2011 and 2010, respectively.
(2)	Net of taxes of $18.6, $7.5, $(7.5) and $(9.5) for the three and nine months ended September 30, 2011 and 2010, respectively. For the three and nine months ended September 30, 2011, $1.2 (net of taxes of $0.6) and $9.0 (net of taxes of $4.8), respectively, of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses. For the three and nine months ended September 30, 2010, $3.6 (net of taxes of $1.9) and $13.5 (net of taxes of $7.2), respectively, of the reclassification adjustment is related to losses previously classified as OTTI not related to credit losses.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

(3)	Net of taxes of $(23.6), $(42.4), $(24.6) and $(64.5) for the three and nine months ended September 30, 2011 and 2010, respectively.
(4)	Net of taxes of $0.7, $4.8, $(0.2) and $1.8 for the three and nine months ended September 30, 2011 and 2010, respectively.

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2010	92.729
Common stock, issued in initial public offering	25.260
Restricted stock issued, net	0.243
Employee stock purchase plan shares issued	0.033
Treasury stock acquired(1)	(0.001)
Treasury stock retired(2)	(0.048)

Balance as of December 31, 2010	118.216

Balance as of January 1, 2011	118.216
Restricted stock issued, net	0.298
Employee stock purchase plan shares issued	0.081

Balance as of September 30, 2011	118.595

(1)	Represents shares repurchased to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.
(2)	Represents shares repurchased and subsequently retired pursuant to the Company’s Equity Plan.

9. Stock-Based Compensation

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2011	0.192	$12.61
Shares granted	0.314	13.78
Shares vested	(0.004)	12.49
Shares forfeited	(0.016)	13.14

Outstanding as of September 30, 2011	0.486	$13.15

10. Commitments and Contingencies

Litigation

Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of September 30, 2011, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Other Commitments

As of September 30, 2011 and December 31, 2010, unfunded mortgage loan commitments were $103.3 and $39.2, respectively. As of September 30, 2011, the Company had no other material new or changes to commitments or contingencies since December 31, 2010.

11. Segment Information

The Company’s operations are managed separately as three divisions, consisting of four operating segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. On July 1, 2011, the Company entered into an indemnity reinsurance agreement and acquired the renewal rights for medical stop-loss insurance policies issued by American United Life Insurance Company (AUL) for $26.0 and received $34.7, in cash, representing the value of the assumed net liabilities. Intangible assets acquired totaled $26.0 and are to be amortized over a weighted-average life of 7.7 years. This transaction expanded the customer and broker base for the medical stop-loss insurance in the Group segment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	$510.9	$510.9	$510.9	$510.9	$510.9	$510.9
	For the Three Months Ended September 30, 2011
	Group	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$140.8	$—	$—	$9.7	$—	$150.5
Net investment income	4.6	132.9	101.9	70.3	5.8	315.5
Policy fees, contract charges, and other	3.8	4.9	0.6	30.9	5.3	45.5
Net investment losses on fixed index annuity (FIA) options	—	(0.6)	—	—	—	(0.6)

Total operating revenues	149.2	137.2	102.5	110.9	11.1	510.9

Benefits and expenses:
Policyholder benefits and claims	89.6	0.6	—	19.2	—	109.4
Interest credited	—	80.7	88.1	61.1	(0.6)	229.3
Other underwriting and operating expenses	35.6	14.1	6.7	15.6	5.4	77.4
Interest expense	—	—	—	—	8.0	8.0
Amortization of DAC	2.0	13.8	0.6	2.6	—	19.0

Total benefits and expenses	127.2	109.2	95.4	98.5	12.8	443.1

Segment pre-tax adjusted operating income (loss)	$22.0	$28.0	$7.1	$12.4	$(1.7)	$67.8

Operating revenues	$149.2	$137.2	$102.5	$110.9	$11.1	$510.9
Add: Net realized investment gains (losses), excluding FIA options	—	4.5	(49.5)	(0.4)	(10.8)	(56.2)

Total revenues	149.2	141.7	53.0	110.5	0.3	454.7
Total benefits and expenses	127.2	109.2	95.4	98.5	12.8	443.1

Income (loss) before income taxes	$22.0	$32.5	$(42.4)	$12.0	$(12.5)	$11.6

	$510.9	$510.9	$510.9	$510.9	$510.9	$510.9
	For the Three Months Ended September 30, 2010
	Group	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$109.9	$—	$—	$10.3	$—	$120.2
Net investment income	4.7	119.0	105.6	67.5	7.6	304.4
Policy fees, contract charges, and other	2.7	4.7	0.1	29.6	3.8	40.9
Net investment gains on FIA options	—	0.3	—	—	—	0.3

Total operating revenues	117.3	124.0	105.7	107.4	11.4	465.8

Benefits and expenses:
Policyholder benefits and claims	73.1	(0.5)	—	12.8	—	85.4
Interest credited	—	75.7	90.1	63.1	(1.1)	227.8
Other underwriting and operating expenses	25.4	13.0	5.5	14.2	5.0	63.1
Interest expense	—	—	—	—	8.0	8.0
Amortization of DAC	2.1	13.3	0.6	2.0	—	18.0

Total benefits and expenses	100.6	101.5	96.2	92.1	11.9	402.3

Segment pre-tax adjusted operating income (loss)	$16.7	$22.5	$9.5	$15.3	$(0.5)	$63.5

Operating revenues	$117.3	$124.0	$105.7	$107.4	$11.4	$465.8
Add: Net realized investment gains (losses), excluding FIA options	—	2.1	16.3	2.0	(0.7)	19.7

Total revenues	117.3	126.1	122.0	109.4	10.7	485.5
Total benefits and expenses	100.6	101.5	96.2	92.1	11.9	402.3

Income (loss) before income taxes	$16.7	$24.6	$25.8	$17.3	$(1.2)	$83.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	$510.9	$510.9	$510.9	$510.9	$510.9	$510.9
	For the Nine Months Ended September 30, 2011
	Group	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$360.6	$—	$—	$30.2	$—	$390.8
Net investment income	13.2	384.2	309.2	212.6	18.5	937.7
Policy fees, contract charges, and other	10.8	15.5	1.2	92.5	16.1	136.1
Net investment losses on FIA options	—	(0.7)	—	—	—	(0.7)

Total operating revenues	384.6	399.0	310.4	335.3	34.6	1,463.9

Benefits and expenses:
Policyholder benefits and claims	232.4	0.5	—	52.5	—	285.4
Interest credited	—	238.2	261.4	185.0	(1.9)	682.7
Other underwriting and operating expenses	91.2	40.7	18.5	45.5	18.0	213.9
Interest expense	—	—	—	—	24.0	24.0
Amortization of DAC	6.2	45.4	1.9	5.6	—	59.1

Total benefits and expenses	329.8	324.8	281.8	288.6	40.1	1,265.1

Segment pre-tax adjusted operating income (loss)	$54.8	$74.2	$28.6	$46.7	$(5.5)	$198.8

Operating revenues	$384.6	$399.0	$310.4	$335.3	$34.6	$1,463.9
Add: Net realized investment gains (losses), excluding FIA options	—	7.5	(26.6)	1.7	(9.0)	(26.4)

Total revenues	384.6	406.5	283.8	337.0	25.6	1,437.5
Total benefits and expenses	329.8	324.8	281.8	288.6	40.1	1,265.1

Income (loss) before income taxes	$54.8	$81.7	$2.0	$48.4	$(14.5)	$172.4

As of September 30, 2011:
Total assets	$216.1	$11,522.2	$7,283.9	$6,356.7	$2,437.8	$27,816.7

	$510.9	$510.9	$510.9	$510.9	$510.9	$510.9
	For the Nine Months Ended September 30, 2010
	Group	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$324.5	$—	$—	$30.2	$—	$354.7
Net investment income	14.1	342.1	314.3	201.9	16.0	888.4
Policy fees, contract charges, and other	8.6	14.3	0.5	88.5	11.3	123.2
Net investment losses on FIA options	—	(0.9)	—	—	—	(0.9)

Total operating revenues	347.2	355.5	314.8	320.6	27.3	1,365.4

Benefits and expenses:
Policyholder benefits and claims	215.5	0.2	—	39.2	—	254.9
Interest credited	—	214.6	275.0	180.7	(2.5)	667.8
Other underwriting and operating expenses	75.1	40.2	16.0	40.3	15.3	186.9
Interest expense	—	—	—	—	23.9	23.9
Amortization of DAC	6.0	40.1	1.5	2.8	—	50.4

Total benefits and expenses	296.6	295.1	292.5	263.0	36.7	1,183.9

Segment pre-tax adjusted operating income (loss)	$50.6	$60.4	$22.3	$57.6	$(9.4)	$181.5

Operating revenues	$347.2	$355.5	$314.8	$320.6	$27.3	$1,365.4
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	7.7	7.3	4.5	(1.6)	17.7

Total revenues	347.0	363.2	322.1	325.1	25.7	1,383.1
Total benefits and expenses	296.6	295.1	292.5	263.0	36.7	1,183.9

Income (loss) before income taxes	$50.4	$68.1	$29.6	$62.1	$(11.0)	$199.2

As of September 30, 2010:
Total assets	$237.4	$9,878.0	$7,176.4	$5,684.3	$2,326.2	$25,302.3

12. Subsequent Events

On November 8, 2011, the Company declared a dividend of $0.06 per common share, or approximately $8.3 in total, to shareholders and warrant holders of record as of November 22, 2011. The dividend will be paid on or about December 9, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in, or implied by, any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with the unaudited interim consolidated financial statements and accompanying condensed notes included in Item 1 – “Financial Statements” included in this Form 10-Q, our Annual Report for the year ended December 31, 2010, filed with the SEC on March 16, 2011 (“2010 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.

Management considers certain non-GAAP financial measures, including adjusted operating income, adjusted operating income per common share, adjusted book value, adjusted book value, as converted, adjusted book value per common share, adjusted book value per common share, as converted, average adjusted book value, and operating return on average equity (ROAE) to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 – “Management’s Discussion and Analysis of Financial Condition – Use of non-GAAP Financial Measures” in our 2010 10-K.

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

Current Outlook

The economic recovery continues to be slow with ongoing concerns over the United States’ deficit, European sovereign and bank debt, prolonged high-levels of unemployment and the threat of a double-dip recession. Interest rates reached historic low levels during the third quarter of 2011 and continue to be extremely low and volatile. Low interest rates and tight credit spreads continue to be a challenge for our interest-sensitive asset-based businesses. In late September 2011, the United States Federal Reserve announced their intent to sell short-term treasuries in exchange for the same amount of longer-term bonds, starting in October 2011 and ending in June 2012 (“Operation Twist”). Such a policy will likely accelerate the downward movement of longer-term investment yields. Lower medium and long-term yields are likely to constrain our premium growth and lower surrenders. To mitigate the risk of unfavorable consequences in this environment, such as spread compression or instances where our returns on investments are not enough to support the interest rate guarantees on the inforce business, we remain proactive in our investment and product strategies, interest crediting strategies and overall asset-liability management practices.

To improve our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans we underwrite. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity relative to other investments.

To navigate our way through this uncertain environment and provide profitable growth and long-term return on stockholders’ equity, we continue to focus on the strategies outlined in our 2010 10-K. Our focus in 2011 continues to be on executing our strategic Growth initiatives. These strategic initiatives will help us diversify into less interest sensitive products and markets. We have made progress on these initiatives during the third quarter of 2011. We acquired the renewal rights for a block of medical stop-loss insurance policies, made progress on our build-out to launch our group life strategy, launched a new universal life product and began work on the development of a new variable annuity product. With all of these initiatives, we continued to attract key leadership. Over the next six months, we plan to launch a new variable corporate owned life insurance (COLI) product, continue to enhance our universal life product portfolio, and begin to show sales results of our group life strategy. In addition, we will continue to evaluate other products and opportunities to grow and diversify. As we focus on these and other efforts, the extremely low interest rate environment, the continued economic uncertainty and our current product mix may impact our ability to effectively deploy capital.

During this period of low interest rates, we need to ensure we maintain adequate levels of capital to support our reserves. We expect to organically deploy some of our excess capital as we grow through sales of new, existing and refreshed products. In addition to organic growth, we continue to look for acquisition opportunities that fit our strategies and help us drive improved earnings. However, the success of these and other strategies may be affected by the factors discussed in Item 1A - “Risk Factors” and other factors as discussed herein.

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

There have been no material changes to the above critical accounting policies, which are described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited financial statements included in the 2010 10-K.

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

Net investment income

Net investment income represents the income earned on our investments, net of investment expenses, including gains or losses from changes in the fair value of our investments in private equity fund limited partnerships and interest expense from amortization of investments.

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

Interest credited

Interest credited represents interest credited to policyholder reserves and contract holder general account balances, the impact of mortality and funding services activity within our Income Annuities segment, and the amortization of deferred sales inducement asset.

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

For a full discussion of each non-GAAP measure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures” in our 2010 10-K.

	$3,060.0	$3,060.0
	As of September 30, 2011	As of December 31, 2010
Total stockholders’ equity	$3,060.0	$2,380.6
Less: AOCI	1,006.5	432.5

Adjusted book value*	2,053.5	1,948.1
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,271.6	$2,166.2

Book value per common share (1)	$22.24	$17.35

Adjusted book value per common share (2)*	$17.32	$16.48

Adjusted book value per common share, as converted (3)*	$16.51	$15.79

	$3,060.0	$3,060.0
	For the Twelve Months Ended
	September 30, 2011	December 31, 2010
Return on stockholders’ equity, or ROE	7.1%	9.3%
Net income (4)	$187.6	$200.9
Average stockholders’ equity (5)	2,646.0	2,167.9

Operating return on average equity, or ROAE*	9.6%	9.8%
Adjusted operating income (6)*	$190.5	$175.2
Average adjusted book value (7)*	1,988.0	1,795.4

*	Represents a non-GAAP measure.
(1)	Book value per common share is calculated as stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 137.571 and 137.192 as of September 30, 2011 and December 31, 2010, respectively.

(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 118.595 and 118.216 as of September 30, 2011 and December 31, 2010, respectively.
(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 137.571 and 137.192 as of September 30, 2011 and December 31, 2010, respectively. The warrants, which will expire in 2014, have an exercise price of $11.49, and were out of the money as of September 30, 2011.
(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended September 30, 2011, this consisted of quarterly net income of $11.1, $59.4, $54.9 and $62.2.
(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of September 30, 2011, stockholder’s equity for the most recent five quarters was $3,060.0, $2,647.3, $2,431.0, $2,380.6, and $2,711.3. As of December 31, 2010, stockholder’s equity for the most recent five quarters was $2,380.6, $2,711.3, $2,342.8, $1,971.7, and $1,433.3.
(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended September 30, 2011, this consisted of quarterly adjusted operating income of $47.6, $49.8, $45.1, and $48.0. Adjusted operating income consists of net income, less after-tax net realized gains, plus after-tax net realized and unrealized investment gains on our FIA options. For the twelve months ended September 30, 2011, this consisted of net quarterly reconciling amounts of $(36.5), $9.6, $9.8, and $14.2. For the twelve months ended December 31, 2010, this consisted of adjusted operating income of $175.2, and a net reconciling amount of $25.7.
(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of September 30, 2011, adjusted book value for the most recent five quarters was $2,053.5, $2,049.4, $1,997.0, $1,948.1, and $1,891.9. AOCI, for the most recent five quarters was $1,006.5, $597.9, $434.0, $432.5, and $819.4. As of December 31, 2010, adjusted book value of the most recent five quarters was $1,948.1, $1,891.9, $1,841.7, $1,812.2, and $1,483.0. AOCI, for the most recent five quarters was $432.5, $819.4, $501.1, $159.5, and $(49.7).

Results of Operations

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related condensed notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Revenues:
Premiums	$150.5	$120.2	25.2%	$390.8	$354.7	10.2%
Net investment income	315.5	304.4	3.6	937.7	888.4	5.5
Policy fees, contract charges, and other	45.5	40.9	11.2	136.1	123.2	10.5
Net realized investment gains:
Net impairment losses recognized in earnings	(4.9)	(3.5)	(40.0)	(8.6)	(14.7)	41.5
Other net realized investment gains (losses)	(51.9)	23.5	*	(18.5)	31.5	*

Total net realized investment gains (losses)	(56.8)	20.0	*	(27.1)	16.8	*

Total revenues	454.7	485.5	(6.3)	1,437.5	1,383.1	3.9

Benefits and expenses:
Policyholder benefits and claims	109.4	85.4	28.1	285.4	254.9	12.0
Interest credited	229.3	227.8	0.7	682.7	667.8	2.2
Other underwriting and operating expenses	77.4	63.1	22.7	213.9	186.9	14.4
Interest expense	8.0	8.0	—	24.0	23.9	0.4
Amortization of deferred policy acquisition costs	19.0	18.0	5.6	59.1	50.4	17.3

Total benefits and expenses	443.1	402.3	10.1	1,265.1	1,183.9	6.9

Income from operations before income taxes	11.6	83.2	(86.1)	172.4	199.2	(13.5)

Provision for (benefit from) income taxes:
Current	26.0	18.8	38.3	68.3	46.1	48.2
Deferred	(25.5)	7.8	*	(21.3)	14.4	*

Total provision for income taxes	0.5	26.6	(98.1)	47.0	60.5	(22.3)

Net income	$11.1	$56.6	(80.4)%	$125.4	$138.7	(9.6)%

Net income per common share(1):
Basic	$0.08	$0.41	(80.5)%	$0.91	$1.03	(11.7)%
Diluted	$0.08	$0.41	(80.5)	$0.91	$1.03	(11.7)

Weighted-average common shares outstanding:
Basic	137.559	137.140	0.3	137.459	135.082	1.8
Diluted	137.571	137.145	0.3	137.470	135.096	1.8

Non-GAAP Financial Measures:
Adjusted operating income	$47.6	$43.8	8.7%	$142.5	$127.2	12.0%

Adjusted operating income per common share:
Basic	$0.35	$0.32	9.4%	$1.04	$0.94	10.6%
Diluted	$0.35	$0.32	9.4	$1.04	$0.94	10.6

Reconciliation to net income:
Net income	$11.1	$56.6	(80.4)	$125.4	$138.7	(9.6)
Less: Net realized investment gains (losses) (net of taxes of $(19.9), $7.0, $(9.5) and $5.9)	(36.9)	13.0	*	(17.6)	10.9	*
Add: Net investment losses on FIA options (net of taxes of $(0.2), $0.1, $(0.2) and $(0.3))	(0.4)	0.2	*	(0.5)	(0.6)	16.7

Adjusted operating income	$47.6	$43.8	8.7%	$142.5	$127.2	12.0%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of diluted net income per share.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary of Results

Net income decreased $45.5 on pre-tax net realized investment losses in the third quarter 2011, compared to gains for the same period in 2010. Adjusted operating income increased $3.8 due to increased segment pre-tax adjusted operating income in our Group and Deferred Annuities segments. These were partially offset by decreased pre-tax adjusted operating income in our Income Annuities and Life segments.

On July 1, 2011, we assumed medical stop-loss policies from AUL and acquired the renewal rights for AUL’s stop-loss business (the “AUL Transaction”). The AUL Transaction accounts for the majority of the increase in premiums and policyholder benefits and claims. We expect the AUL block to put upward pressure on the loss ratio, but we also expect a lower expense ratio over time.

Other underwriting and operating expenses increased $14.3 over prior year levels. This is primarily driven by the additional AUL expenses and $2.5 of expenses supporting our Grow and Diversify initiatives.

Net realized investment gains (losses) decreased $76.8, to a $(56.8) loss from a $20.0 gain, driven by mark-to-market losses on our trading securities. We incurred realized losses of $(52.1) for third quarter 2011 compared to gains of $15.2 for third quarter 2010. For further discussion of our investment results and portfolio, including a discussion of our impairment losses, refer to “— Investments” below.

The provision for income taxes decreased $26.1 primarily due to lower income from operations before income taxes and decreased net realized investment gains (losses) during the three months ended September 30, 2011 compared to the same period in 2010. Our effective tax rate was 4.8% and 32.0% for the three months ended September 30, 2011 and 2010, respectively. The difference between our effective rate and the federal rate is primarily due to the benefit related to net realized losses in the quarter and tax credits from our investments in affordable housing project limited partnerships.

Further discussion of adjusted operating income drivers:

Our Group segment’s profitability increased $5.3 due to an improved stop-loss loss ratio, the result of a focus on pricing during our 2010 and 2011 policy year renewals. Overall, the Group loss ratio decreased to 63.6%, from 66.5%.

Our Deferred Annuities segment’s profitability increased $5.5 as our fixed account values grew to $10.4 billion. In addition, our interest spread improved to 1.92% from 1.85%. During this low interest rate environment, we have managed our investment portfolio and crediting rates to maintain our interest spreads.

Our Income Annuities segment’s pre-tax adjusted operating income decreased $2.4 due to a decrease in the interest spread on lower reserves and unfavorable mortality experience.

Our Life segment’s profitability decreased primarily due to higher individual claims, relative to favorable claims experience in 2010, and a lower BOLI ROA.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary of Results

Net income decreased $13.3 on pre-tax net realized investment losses in 2011, versus gains in 2010. Partially offsetting the losses was a $15.3 increase in adjusted operating income driven by increases in segment pre-tax adjusted operating income in our Group, Deferred Annuities and Income Annuities segments and decreased pre-tax adjusted operating loss in our Other segment. In addition, our other underwriting and operating expenses increased $27.0 primarily due to higher employee-related and professional services expenses, including $6.1 related to our Grow and Diversity initiatives, as well as administrative expenses related to the AUL Transaction. See above for a discussion of the AUL Transaction that occurred during the third quarter of 2011.

Net realized investment gains (losses) decreased $43.9, to a $(27.1) loss from a $16.8 gain, primarily due to mark-to-market losses on our equity investments. We incurred realized losses of $(47.6) for the nine months ended September 30, 2011 compared to gains of $14.0 for the same period in 2010. For further discussion of our investment results and portfolio, including a discussion of our impairment charges, refer to “— Investments” below.

The provision for income taxes decreased $13.5 primarily due to lower income from operations before income taxes and decreased net realized investment gains (losses) during the nine months ended September 30, 2011 compared to the same period in 2010. Our effective tax rate, which decreased slightly, was 27.3% and 30.4% for the nine months ended September 30, 2011 and 2010, respectively. The difference between our effective rate and the federal rate is primarily due to tax credits from our investments in affordable housing project limited partnerships.

Further discussion of adjusted operating income drivers described above:

Our Group segment’s profitability increased due to an improved loss ratio, which decreased to 64.4% from 66.4% due to a focus on pricing discipline in our 2010 and 2011 policy year renewals.

Our Deferred Annuities segment’s profitability increased as our fixed account values grew to $10.4 billion. The increase in fixed account values also drove an offsetting $5.3 increase in DAC amortization.

Our Income Annuities segment experienced a $6.2 improvement in mortality experience, with gains of $4.2 in 2011 compared to losses of $(2.0) in 2010.

Our Life segment’s profitability decreased primarily due to a $7.4 reserve release in first quarter 2010 related to one of our UL products, which reduced benefits and expenses.

Our Other segment’s loss decreased primarily due to increased net investment income driven by higher average invested assets.

Division Operating Results

The results of operations and selected operating metrics for our five segments (Group, Deferred Annuities, Income Annuities, Life and Other) for the three and nine months ended September 30, 2011 and 2010 are set forth in the following respective sections.

Group

The following table sets forth the results of operations relating to our Group segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Premiums	$140.8	$109.9	28.1%	$360.6	$324.5	11.1%
Net investment income	4.6	4.7	(2.1)	13.2	14.1	(6.4)
Policy fees, contract charges, and other	3.8	2.7	40.7	10.8	8.6	25.6

Total operating revenues	149.2	117.3	27.2	384.6	347.2	10.8
Benefits and expenses:
Policyholder benefits and claims	89.6	73.1	22.6	232.4	215.5	7.8
Other underwriting and operating expenses	35.6	25.4	40.2	91.2	75.1	21.4
Amortization of deferred policy acquisition costs	2.0	2.1	(4.8)	6.2	6.0	3.3

Total benefits and expenses	127.2	100.6	26.4	329.8	296.6	11.2

Segment pre-tax adjusted operating income	$22.0	$16.7	31.7%	$54.8	$50.6	8.3%

The following table sets forth selected historical operating metrics relating to our Group segment as of, or for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Group loss ratio(1)	63.6%	66.5%	64.4%	66.4%
Expense ratio(2)	25.9	24.0	26.2	24.2

Combined ratio(3)	89.5	90.5	90.6	90.6

Medical stop-loss ratio(4)	65.4	68.7	66.0	68.1
Total sales(5)	$20.1	$18.4	$92.2	$80.4

(1)	Group loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $5.3, primarily the result of an improved loss ratio. For the three months ended September 30, 2011, the loss ratio improved to 63.6%, compared to 66.5% for the same period in 2010, which was driven by a focus on pricing discipline during our 2010 and 2011 policy year renewals. This was partially offset by increased other underwriting and operating expenses. The AUL Transaction accounted for the majority of the increase in premiums, policyholder benefits and claims, and other underwriting and operating expenses.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $30.9 primarily due to the medical stop-loss policies assumed in the AUL Transaction. Policy fees, contract charges, and other increased $1.1 due to higher revenue from our managing general underwriting services on a larger block of business.

Benefits and Expenses

Policyholder benefits and claims increased $16.5, primarily driven by the AUL Transaction. Overall the Group loss ratio decreased from prior year, a reflection of our pricing discipline during our 2010 and 2011 policy year renewals.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $4.2, primarily the result of an improved loss ratio and the AUL Transaction. For the nine months ended September 30, 2011, the loss ratio was 64.4%, down from 66.4% for the same period in 2010, driven by a focus on pricing discipline during our 2010 and 2011 policy year renewals.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

The overall increase in operating revenues was primarily attributable to the AUL Transaction as year-to-date medical stop-loss premiums were relatively flat year-over-year. In addition, limited benefit medical premiums increased on higher sales.

Benefits and Expenses

Policyholder benefits and claims increased $16.9, primarily driven by the AUL Transaction. Overall the Group loss ratio decreased from prior year, a reflection of our pricing discipline during our 2010 and 2011 policy year renewals.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$132.9	$119.0	11.7%	$384.2	$342.1	12.3%
Policy fees, contract charges, and other	4.9	4.7	4.3	15.5	14.3	8.4
Net investment gains/(losses) on FIA options	(0.6)	0.3	*	(0.7)	(0.9)	22.2

Total operating revenues	137.2	124.0	10.6	399.0	355.5	12.2
Benefits and expenses:
Policyholder benefits and claims	0.6	(0.5)	*	0.5	0.2	*
Interest credited	80.7	75.7	6.6	238.2	214.6	11.0
Other underwriting and operating expenses	14.1	13.0	8.5	40.7	40.2	1.2
Amortization of deferred policy acquisition costs	13.8	13.3	3.8	45.4	40.1	13.2

Total benefits and expenses	109.2	101.5	7.6	324.8	295.1	10.1

Segment pre-tax adjusted operating income	$28.0	$22.5	24.4%	$74.2	$60.4	22.8%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Account values - Fixed annuities	$10,422.4	$8,805.6
Account values - Variable annuities	670.9	742.6
Interest spread on average account values(1)	1.92%	1.85%	1.86%	1.89%
Total sales(2)	$393.6	$286.4	$1,458.5	$1,287.8

(1)	Interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder fixed account values within the segment. Interest credited is subject to contractual terms, including minimum guarantees.
(2)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $5.5, primarily driven by higher fixed account values, which increased $1.6 billion to $10.4 billion. Also contributing to the increase in income was an increase in our interest spread, which increased to 1.92% from 1.85%. This was partially offset by a $1.1 increase in other underwriting and operating expenses from higher administrative expenses.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $13.9, driven by a $1.6 billion increase in average invested assets from increased fixed annuities account values and a $1.6 increase in mortgage loan prepayment fees, which were partially offset by lower fixed maturity yields.

Benefits and Expenses

Interest credited increased $5.0 and DAC amortization increased $3.0, primarily due to a $1.6 billion increase in fixed annuities account values. Overall, DAC amortization increased $0.5 as the increase in DAC amortization was offset by a $2.5 benefit from DAC unlocking completed in the third quarter of 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $13.8, primarily driven by higher fixed account values, which increased $1.6 billion. The increase in fixed account values also contributed to a $5.3 increase in DAC amortization. The interest spread on average account value decreased to 1.86% from 1.89% primarily due to lower fixed maturity yields, which was partially offset by lower crediting rates.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $42.1, driven by a $1.6 billion increase in average invested assets from increased fixed annuities account values. The growth in average invested assets was partially offset by lower yields on new purchases, primarily on fixed maturities.

Benefits and Expenses

Interest credited increased $23.6, primarily due to a $1.6 billion increase in fixed annuities account values. The higher account values also led to a $7.8 increase in DAC amortization. Overall DAC amortization increased $5.3 as the increase in DAC amortization was offset by a $2.5 benefit from DAC unlocking in the third quarter 2011.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$101.9	$105.6	(3.5)%	$309.2	$314.3	(1.6)%
Policy fees, contract charges, and other	0.6	0.1	*	1.2	0.5	*

Total operating revenues	102.5	105.7	(3.0)	310.4	314.8	(1.4)
Benefits and expenses:
Interest credited	88.1	90.1	(2.2)	261.4	275.0	(4.9)
Other underwriting and operating expenses	6.7	5.5	21.8	18.5	16.0	15.6
Amortization of deferred policy acquisition costs	0.6	0.6	—	1.9	1.5	26.7

Total benefits and expenses	95.4	96.2	(0.8)	281.8	292.5	(3.7)

Segment pre-tax adjusted operating income	$7.1	$9.5	(25.3)%	$28.6	$22.3	28.3%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reserves(1)	$6,618.9	$6,676.8
Interest spread on reserves(2)	0.53%	0.59%	0.53%	0.50%
Base interest spread on reserves(3)	0.54	0.59	0.52	0.50
MBS prepayment speed adjustment(4)	$(0.2)	$0.1	$0.9	$(0.2)
Mortality gains (losses)(5)	(1.4)	(0.1)	4.2	(2.0)
Total sales(6)	64.6	58.0	167.8	192.1

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between net investment yield earned and the credited interest rate on policyholder reserves. The investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited interest rate is the approximate rate credited on policyholder reserves and excludes the gains and losses from funding services and mortality.
(3)	Base interest spread on reserves is interest spread on reserves excluding MBS prepayment speed adjustments.
(4)	Prepayment speed adjustment on mortgage-backed securities is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.
(5)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(6)	Sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income decreased $2.4 primarily due to a decrease in the interest spread on lower reserves and unfavorable mortality experience.

In addition to the driver discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $3.7 due primarily to lower investment yields on fixed maturities and mortgage loans.

Benefits and Expenses

Interest credited decreased $2.0 due to lower reserves as well as increased funding services. This was partially offset by unfavorable mortality experience as we incurred mortality losses of $(1.4) in the third quarter of 2011, compared to $(0.1) in the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $6.3, primarily due to a $6.2 improvement in mortality experience.

In addition to the driver discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $5.1 due to declines in both average invested assets and overall investment yields. This was partially offset by a $1.1 increase related to changes in prepayment speed adjustments on mortgage-backed securities.

Benefits and Expenses

Interest credited decreased $13.6 due to favorable mortality experience, increased funding services and lower reserves. We experienced mortality gains of $4.2 for the nine months ended September 30, 2011, compared to losses of $(2.0) for the same period in 2010.

Life

The following table sets forth the results of operations relating to our Life segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Premiums	$9.7	$10.3	(5.8)%	$30.2	$30.2	—%
Net investment income	70.3	67.5	4.1	212.6	201.9	5.3
Policy fees, contract charges, and other	30.9	29.6	4.4	92.5	88.5	4.5

Total operating revenues	110.9	107.4	3.3	335.3	320.6	4.6
Benefits and expenses:
Policyholder benefits and claims	19.2	12.8	50.0	52.5	39.2	33.9
Interest credited	61.1	63.1	(3.2)	185.0	180.7	2.4
Other underwriting and operating expenses	15.6	14.2	9.9	45.5	40.3	12.9
Amortization of deferred policy acquisition costs	2.6	2.0	30.0	5.6	2.8	100.0

Total benefits and expenses	98.5	92.1	6.9	288.6	263.0	9.7

Segment pre-tax adjusted operating income	$12.4	$15.3	(19.0)%	$46.7	$57.6	(18.9)%

The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Individual insurance:
Individual insurance in force(1)	$37,200.5	$38,289.1
Individual claims(2)	13.0	12.0	$40.8	$39.4
Annualized mortality rate(3)	0.14%	0.13%	0.15%	0.14%
UL account value(4)	$659.1	$596.9
UL interest spread(5)	1.14%	1.57%	1.32%	1.49%
Individual sales(6)	$3.3	$2.6	$8.6	$7.8
BOLI:
BOLI insurance in force(1)	$12,678.2	$11,503.8
BOLI account value(4)	4,474.2	3,969.7
BOLI ROA(7)	0.82%	0.92%	0.97%	1.09%
BOLI sales(8)	$—	$7.5	$—	$10.2

(1)	Insurance in force represents dollar face amounts of policies without adjustment for reinsurance.
(2)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(3)	Annualized mortality rate is defined as annualized individual claims divided by individual insurance in force.
(4)	UL account value and BOLI account value represent our liabilities to our policyholders.
(5)	UL interest spread is the difference between net investment yield earned and the credited interest rate to policyholders. The investment yield is the approximate yield on invested assets in the general account attributed to the UL policies. The credited interest rate is the approximate rate credited on UL policyholder fixed account values. Interest credited to UL policyholders’ account values is subject to contractual terms, including minimum guarantees. Interest credited tends to move gradually over time to reflect actions by management to respond to competitive pressures and profit margins. The UL interest spread is decreasing as the SPL product becomes a larger portion of the total UL account value. The SPL product’s cost of insurance and morality and expense fee revenue is not reflected in the interest spread. The credited rate to policyholders for the nine months ended September 30, 2010 was adjusted to exclude a bonus interest reserve release. Without this adjustment, the UL interest spread would have been 2.83%.
(6)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.
(7)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(8)	BOLI sales represent 10% of new BOLI total deposits.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income decreased $2.9 primarily due to higher individual claims and increased other underwriting and operating expenses driven mainly by higher allocated employee-related expenses.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $2.8 due to an increase in average invested assets, primarily related to growth in BOLI account values from sales in 2010. This was partially offset by a decline in overall investment yields, and a decrease of $0.5 in prepayment speed adjustments.

Benefits and Expenses

Benefits and expenses increased $6.4 driven primarily by an increase in UL and BOLI claims, relative to favorable claim experience in 2010, and a lower BOLI ROA. Our results also include a $1.2 unfavorable DAC unlocking adjustment compared to $0.4 in the third quarter 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary of Results

Segment pre-tax adjusted operating income decreased $10.9 primarily due to a $7.4 reserve release in the first quarter of 2010 causing a reduction in benefits and expenses, discussed in detail below. In addition, other underwriting and operating expenses increased due to higher employee-related expenses.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $10.7 due to an increase in average invested assets, primarily related to BOLI account values which grew from sales in the past 12 months. This was partially offset by a decline in yields, driven by lower yields on investment purchases over the past 12 months.

Benefits and Expenses

Benefits and expenses increased $25.6 partially due to a bonus reserve decrease in 2010 which reduced total benefits and expenses by $7.4. This bonus reserve decrease, which included related impacts on DAC amortization, was driven by a decrease in the interest rates on a UL product to the guaranteed minimum rate.

Excluding the effects of the bonus reserve decrease, interest credited and policyholder benefits and claims increased $12.1. This was primarily related to an increase in the BOLI account value, which also contributed to an increase in DAC amortization. In addition, other underwriting and operating expenses increased $5.2 due to increased employee-related expenses.

Other

The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Operating revenues:
Net investment income	$5.8	$7.6	(23.7)%	$18.5	$16.0	15.6%
Policy fees, contract charges, and other	5.3	3.8	39.5	16.1	11.3	42.5

Total operating revenues	11.1	11.4	(2.6)	34.6	27.3	26.7
Benefits and expenses:
Interest credited	(0.6)	(1.1)	45.5	(1.9)	(2.5)	24.0
Other underwriting and operating expenses	5.4	5.0	8.0	18.0	15.3	17.6
Interest expense	8.0	8.0	—	24.0	23.9	0.4

Total benefits and expenses	12.8	11.9	7.6%	40.1	36.7	9.3

Segment pre-tax adjusted operating loss	$(1.7)	$(0.5)	*	$(5.5)	$(9.4)	41.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary of Results

Our Other segment’s pre-tax adjusted operating loss of $(1.7) for the third quarter of 2011 increased from a loss of $(0.5) for the same period in 2010. This was primarily the result of a decrease in investment income.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary of Results

Our Other segment’s pre-tax adjusted operating loss of $5.5 for the nine months ended September 30, 2011 improved from a loss of $9.4 for the same period in 2010. The $3.9 improvement was due primarily to an increase in net investment income of $2.5, driven by higher average invested assets. Additionally, policy fees, contract charges, and other increased $4.8 due to higher non-affiliate broker dealer concession revenue and advisory fees, which were partially offset by a $3.5 increase in related commissions.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of September 30, 2011 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our marked-to-market portfolio of equity securities, also referred to as our equity investments, support investment strategies as well as asset and liability matching strategies for certain insurance products. The equity investments include common stock, investments in real estate investment trusts (REITs), and convertible bonds. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns to support our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of September 30, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,005.6	85.1%	$20,388.9	86.8%
Private	876.0	3.4	892.9	3.8
Marketable equity securities, available-for-sale(1)	50.3	0.2	45.1	0.2
Marketable equity securities, trading(2)	338.1	1.3	189.3	0.8
Mortgage loans, net	2,277.3	8.8	1,713.0	7.3
Policy loans	69.5	0.3	71.5	0.3
Investments in limited partnerships(3):
Private equity funds	29.2	0.1	36.5	0.1
Tax credit investments	185.4	0.7	150.4	0.6
Other invested assets	20.8	0.1	12.6	0.1

Total	$25,852.2	100.0%	$23,500.2	100.0%

(1)	Amount primarily represents non-redeemable preferred stock.
(2)	Amount represents investments include common stock and investments in REITs.
(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.

The increase in invested assets during the first nine months of 2011 is primarily due to portfolio growth generated by sales of fixed deferred annuities.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Three Months Ended September 30, 2011		For the Three Months Ended September 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.38%	$282.5	5.70%	$282.0
Marketable equity securities, available-for-sale	4.45	0.6	4.43	0.6
Marketable equity securities, trading	2.60	2.3	1.92	0.7
Mortgage loans, net	6.64	36.0	6.53	23.2
Policy loans	3.85	0.7	5.99	1.1
Investments in limited partnerships:
Private equity funds	26.42	1.7	22.93	2.1
Tax credit investments(2)	(6.13)	(3.3)	(6.21)	(2.4)
Other income producing assets(3)	2.06	1.5	2.22	1.8

Gross investment income before investment expenses	5.33	322.0	5.62	309.1
Investment expenses	(0.11)	(6.5)	(0.09)	(4.7)

Net investment income	5.22%	$315.5	5.53%	$304.4

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities, and private equity funds. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost.
(2)	The negative yield from tax credit investments is offset by U.S. federal income tax benefits. The resulting overall impact to net income was $1.4 and $1.0 for the three months ended September 30, 2011 and 2010, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the three months ended September 30, 2011, net investment income increased 3.6% compared to the same period in 2010, driven by an increase in invested assets on strong sales of our fixed deferred annuities. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.22% in 2011 from 5.53% in 2010. The reduction in yields is the effect of the prolonged low interest rate environment in 2010 and 2011 as overall yields on fixed maturity purchases in 2011 were 132 basis points (bp) lower than the average yield on existing investments. To improve our overall yields, we continued to increase our underwriting of commercial mortgage loans. Additionally, the decrease in yield is attributable to a decrease in fee investment income and corporate action activity, such as make-whole and consent fees on early calls of fixed maturities, which generated 1 bp for the third quarter of 2011 compared to 4 bp of yield for the third quarter of 2010.

The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.46%	$852.3	5.75%	$833.4
Marketable equity securities, available-for-sale	5.78	2.3	5.77	2.3
Marketable equity securities, trading	2.59	5.4	1.88	2.2
Mortgage loans, net	6.42	95.2	6.39	62.9
Policy loans	5.14	2.7	5.97	3.3
Private equity and hedge funds	18.11	4.1	10.73	2.6
Affordable housing(2)	(6.23)	(9.6)	(6.58)	(6.7)
Other income producing assets(3)	1.71	4.2	1.21	3.6

Gross investment income before investment expenses	5.37	956.6	5.61	903.6
Investment expenses	(0.11)	(18.9)	(0.10)	(15.2)

Net investment income	5.26%	$937.7	5.51%	$888.4

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields are based on carrying values except for fixed maturities and equity securities, and private equity funds. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost.
(2)	The negative yield from tax credit investments is offset by U.S. federal income tax benefits. The resulting impact to net income was $5.8 and $3.8 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the nine months ended September 30, 2011, net investment income increased 5.5% compared to the same period in 2010, driven by an increase in invested assets on strong sales of our fixed deferred annuities. These were partially offset by a decrease in net investment yields, which decreased to 5.26% in 2011 from 5.51% in 2010. The reduction in yields is the effect of the low interest rate environment – we have experienced lower yields on purchases and reinvestment of fixed maturities. To help improve our overall yields, we continued our underwriting of commercial mortgage loans.

For the nine months ended September 30, 2011 and 2010, the Company had average daily cash balances of $242.6 and $297.4, respectively. The decrease in average daily cash balances is attributable to some progress in our ability to acquire high quality, higher yielding investments due to an improvement in the credit markets.

Net Realized Investment Gains (Losses)

In the third quarter 2011, our portfolio produced net realized losses of $(56.8), as compared to gains of $20.0 for the same period in 2010, primarily due to a $67.3 decrease in the fair value of our equity investments.

For the nine months ended September 30, 2011, our portfolio produced net realized losses of $(27.1), as compared to net realized gains of $16.8 for the same period in 2010. The decrease was primarily attributable to a $61.6 decrease in the fair value of our equity investments. Slightly offsetting this was a $6.5 increase in net gains on sales of fixed maturities, due to strategic sales of securities in a net gain position. In addition, credit-related impairments declined by $10.5.

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Gross realized gains on sales of fixed maturities	$2.3	$6.6	$34.7	$24.0

Gross realized losses on sales of fixed maturities	—	(2.1)	(7.6)	(3.4)

Impairments:
Public fixed maturities(1)	(0.4)	(0.5)	(1.0)	(4.3)
Private fixed maturities	—	(2.1)	—	(7.2)

Total credit-related	(0.4)	(2.6)	(1.0)	(11.5)
Other	(4.5)	(0.9)	(7.6)	(3.2)

Total impairments	(4.9)	(3.5)	(8.6)	(14.7)

Net gains (losses) on trading securities	(52.1)	15.2	(47.6)	14.0

Other net investment gains (losses)(2):
Other gross gains	10.9	6.0	23.6	14.4
Other gross losses	(13.0)	(2.2)	(21.6)	(17.5)

Net realized investment gains (losses) before taxes	$(56.8)	$20.0	$(27.1)	$16.8

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and deferred sales inducements.

Impairments

Impairments for the three months ended September 30, 2011 and 2010 were $4.9 and $3.5, respectively. This increase was primarily attributable to securities we intend to sell, partially offset by reduced credit concerns as credit-related impairments decreased $2.2. Impairments for the nine months ended September 30, 2011 and 2010 were $8.6 and $14.7, respectively. This decrease was largely due to improved economic conditions compared to 2010 and reduced credit concerns as credit-related impairments decreased $10.5. For those issuers for which we recorded an impairment during 2011, we had remaining holdings with an amortized cost of $312.6 and a fair value of $304.9 as of September 30, 2011. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim consolidated financial statements.

Fixed Maturity Securities

Fixed maturities represented approximately 89% and 91% of invested assets as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, publicly traded and privately placed fixed maturities represented 96.2% and 3.8%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s. NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by Standard & Poor’s. In recent years, the NAIC adopted a modeling approach to determine the NAIC designation for RMBS and CMBS securities. As a result, the NAIC designation may not correspond to the Standard & Poor’s designations described.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of September 30, 2011			As of December 31, 2010
		Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,883.1	$14,151.4	61.8%	$12,453.2	$13,042.4	61.3%
2	BBB	6,678.4	7,343.9	32.1	6,642.1	6,981.9	32.8

	Total investment grade	19,561.5	21,495.3	93.9	19,095.3	20,024.3	94.1

3	BB	800.4	791.6	3.5	700.3	679.0	3.2
4	B	544.3	491.6	2.2	420.6	393.8	1.8
5	CCC & lower	122.4	95.7	0.4	178.4	164.8	0.8
6	In or near default	7.4	7.4	—	21.9	19.9	0.1

	Total below investment grade	1,474.5	1,386.3	6.1	1,321.2	1,257.5	5.9

Total		$21,036.0	$22,881.6	100.0%	$20,416.5	$21,281.8	100.0%

As of September 30, 2011 and December 31, 2010, securities with an amortized cost of $788.0 and $847.3, and fair value of $848.0 and $891.9, respectively, had no rating from a nationally recognized securities rating agency. We derived the equivalent S&P credit quality rating for these securities based on the securities’ NAIC rating designation.

Below investment grade securities comprised 6.1% and 5.9% of our fixed maturities portfolio as of September 30, 2011 and December 31, 2010, respectively. We held NAIC 5 and 6 designated securities with gross unrealized losses of $29.9 as of September 30, 2011, of which $23.5, or 78.6%, related to four issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of September 30, 2011, fixed maturities with monoline guarantees had an amortized cost of $513.1 and a fair value of $540.5, with gross unrealized losses of $(4.6). As of December 31, 2010, fixed maturities with monoline guarantees had an amortized cost of $555.1 and a fair value of $547.5, with gross unrealized losses of $(19.3). The majority of these securities were municipal bonds. As of September 30, 2011, $511.6, or 94.7%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of September 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,679.5	$146.7	$(11.7)	$1,814.5	7.9%	$(0.5)
Consumer staples	2,389.4	308.7	(8.1)	2,690.0	11.7	(1.4)
Energy	731.3	86.6	(4.7)	813.2	3.5	—
Financials	1,938.1	102.1	(92.8)	1,947.4	8.5	(0.7)
Health care	1,269.7	166.3	(3.5)	1,432.5	6.3	(1.8)
Industrials	2,759.9	341.3	(11.1)	3,090.1	13.5	(0.1)
Information technology	364.4	38.2	(1.1)	401.5	1.8	—
Materials	1,242.5	104.8	(25.5)	1,321.8	5.8	(12.7)
Telecommunication services	666.2	65.3	(13.4)	718.1	3.1	(0.9)
Utilities	1,735.4	218.0	(16.0)	1,937.4	8.5	—

Total corporate securities	14,776.4	1,578.0	(187.9)	16,166.5	70.6	(18.1)
U.S. government and agencies	31.0	4.0	—	35.0	0.2	(0.1)
State and political subdivisions	518.8	23.3	(1.9)	540.2	2.4	(0.1)
Residential mortgage-backed securities:
Agency	3,068.5	254.8	(0.5)	3,322.8	14.5	—
Non-agency:
Prime	293.3	8.2	(10.3)	291.2	1.3	(28.8)
Alt-A	94.8	2.8	(3.2)	94.4	0.4	(8.5)

Total residential mortgage-backed securities	3,456.6	265.8	(14.0)	3,708.4	16.2	(37.3)
Commercial mortgage-backed securities	1,715.5	127.7	(5.6)	1,837.6	8.0	(2.8)
Other debt obligations	537.7	58.2	(2.0)	593.9	2.6	(4.4)

Total	$21,036.0	$2,057.0	$(211.4)	$22,881.6	100.0%	$(62.8)

During the nine months ended September 30, 2011, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of September 30, 2011 and December 31, 2010, the fair value of our ten largest corporate securities holdings was $1,490.1 and $1,276.9, or 9.2% and 8.8%, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $219.7, or 1.4%, as of September 30, 2011. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2010, the fair value of our largest exposure to a single issuer of corporate securities was $140.4, or 1.0%, all of which had an NAIC rating of 2 or higher.

	As of December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,526.6	$77.4	$(15.0)	$1,589.0	7.4%	$(2.8)
Consumer staples	2,085.3	145.9	(15.1)	2,216.1	10.4	(1.4)
Energy	675.5	49.1	(4.3)	720.3	3.4	—
Financials	2,028.9	68.7	(83.9)	2,013.7	9.5	(0.7)
Health care	1,218.9	99.6	(6.2)	1,312.3	6.2	(1.8)
Industrials	2,446.8	176.4	(19.6)	2,603.6	12.2	(5.8)
Information technology	450.9	40.2	(1.7)	489.4	2.3	—
Materials	1,176.7	64.8	(30.6)	1,210.9	5.7	(12.7)
Telecommunication services	569.3	32.6	(10.1)	591.8	2.8	(0.9)
Utilities	1,712.8	100.6	(19.1)	1,794.3	8.4	(0.1)
Total corporate securities	13,891.7	855.3	(205.6)	14,541.4	68.3	(26.2)
U.S. government and agencies	30.3	2.8	—	33.1	0.2	(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	2.1	(0.2)
Residential mortgage-backed securities:
Agency	3,239.9	139.3	(18.6)	3,360.6	15.8	—
Non-agency:
Prime	351.6	6.1	(28.0)	329.7	1.5	(31.3)
Alt-A	115.7	3.5	(7.9)	111.3	0.5	(8.7)
Total residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	17.8	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	8.9	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	2.7	(6.4)

Total	$20,416.5	$1,163.3	$(298.0)	$21,281.8	100.0%	$(76.2)

The following table summarizes our exposure to fixed maturities in European Union countries, separated into sovereign debt, financial industry and other corporate debt. The country designation is based on the issuer’s country of incorporation.

	As of September 30, 2011
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Union Countries:
United Kingdom	$—	$29.6	$492.0	$521.6	38.5%	$473.3
Netherlands	—	—	361.1	361.1	26.7	334.1
Luxembourg	—	—	116.0	116.0	8.6	110.3
Switzerland	—	103.2	—	103.2	7.6	102.4
France	—	17.2	84.9	102.1	7.5	101.7
Sweden	—	—	49.8	49.8	3.7	43.0
Austria	—	—	19.9	19.9	1.5	19.7
Italy	—	—	19.1	19.1	1.4	17.7
Germany	—	7.1	9.8	16.9	1.3	22.4
Spain	—	—	13.4	13.4	1.0	14.7
Finland	—	—	9.0	9.0	0.7	10.2
Norway	—	0.8	7.9	8.7	0.6	7.8
Belgium	—	—	7.9	7.9	0.6	7.1
Greece	—	—	4.5	4.5	0.3	4.0
Portugal	0.7	—	—	0.7	—	1.1

Total	$0.7	$157.9	$1,195.3	$1,353.9	100.0%	$1,269.5

Fixed Maturity Securities by Contractual Maturity Date

As of September 30, 2011 and December 31, 2010, approximately 24% and 27%, respectively, of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and approximately 23% and 24%, respectively, of our portfolio was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of September 30, 2011 and December 31, 2010, approximately 74% and 75%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.

Mortgage-Backed Securities

As of September 30, 2011, our fixed maturity securities portfolio included $5.5 billion of residential and commercial mortgage-backed securities at fair value. Approximately 69% of these securities are agency securities and approximately 22% are AAA rated non-agency securities in the most senior tranche of the structure type.

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

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of September 30, 2011		As of December 31, 2010
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$3,322.8	12.9%	$3,360.6	14.3%
Non-agency:
Prime	291.2	1.1	329.7	1.4
Alt-A	94.4	0.4	111.3	0.5
Subtotal non-agency	385.6	1.5	441.0	1.9

Total	$3,708.4	14.4%	$3,801.6	16.2%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were eight securities with a total amortized cost and fair value of $58.8 and $56.1, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of September 30, 2011
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2010
Vintage:
2007	$—	$—	$—	$—	$25.1	$25.1	$41.1
2006	—	—	—	0.3	99.4	99.7	127.9
2005	—	9.1	5.1	54.2	38.8	107.2	115.2
2004 and prior	136.9	12.8	5.9	—	0.5	156.1	183.1

Total amortized cost	$136.9	$21.9	$11.0	$54.5	$163.8	$388.1	$467.3

Net unrealized gains (losses)	4.2	(1.6)	0.3	(3.2)	(2.2)	(2.5)	(26.3)

Total fair value	$141.1	$20.3	$11.3	$51.3	$161.6	$385.6	$441.0

On a fair value basis as of September 30, 2011, our Alt-A portfolio was 87.9% fixed rate collateral and 12.1% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of September 30, 2011 and December 31, 2010, respectively, $61.9, or 65.6%, and $62.6, or 56.2%, of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.

As of September 30, 2011, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.1%, 8.2% and 9.4%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We monitor delinquency rates associated with these securities, and as of September 30, 2011, we believe that our credit enhancements are sufficient to cover potential delinquencies.

As of September 30, 2011 and December 31, 2010, 59.6% and 58.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of September 30, 2011, our RMBS had gross unamortized premiums and discounts of $68.2 and $74.1, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent both on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and year of origination (vintage):

	As of September 30, 2011						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Agency:
CMO:
2011	$147.5	$14.4	$161.9	$11.3	$(1.2)	3.8%	$—	$—
2010	571.7	53.2	624.9	15.8	(13.4)	5.0	(0.3)	0.2
2009	213.5	23.6	237.1	2.2	(3.0)	4.8	(0.1)	—
2008	6.3	0.2	6.5	—	—	5.9	—	—
2007	32.4	2.3	34.7	1.1	—	6.6	—	—
2006	65.2	2.7	67.9	0.1	—	6.6	—	—
2005	61.7	7.2	68.9	0.5	—	6.2	—	—
2004 and prior	633.9	81.7	715.6	16.9	(6.6)	6.2	0.2	1.0

Total Agency CMO	$1,732.2	$185.3	$1,917.5	$47.9	$(24.2)	5.3%	$(0.2)	$1.2

Passthrough:
2011	$22.2	$0.9	$23.1	$0.1	$(0.6)	4.3%	$—	$—
2010	296.9	10.7	307.6	0.1	(9.9)	4.7	—	—
2009	817.7	39.2	856.9	—	(30.7)	5.7	(0.2)	(0.1)
2008	54.2	4.4	58.6	—	(1.1)	6.3	—	—
2007	36.8	3.1	39.9	0.2	(0.8)	6.4	—	—
2006	12.8	1.3	14.1	0.1	—	6.6	—	—
2005	14.2	1.6	15.8	0.7	(0.1)	5.2	—	—
2004 and prior	81.5	7.8	89.3	1.3	(0.6)	5.8	—	—

Total Agency Passthrough	$1,336.3	$69.0	$1,405.3	$2.5	$(43.8)	5.5%	$(0.2)	$(0.1)

Total Agency RMBS	$3,068.5	$254.3	$3,322.8	$50.4	$(68.0)	5.4%	$(0.4)	$1.1

Non-Agency:
2008-2011	$—	$—	$—	$—	$—	—%	$—	$—
2007	25.1	(0.4)	24.7	3.9	—	6.1	—	—
2006	99.7	0.4	100.1	13.2	—	6.1	(0.3)	—
2005	107.1	(7.2)	99.9	2.8	—	5.8	(0.1)	—
2004 and prior	156.2	4.7	160.9	3.8	(0.2)	5.9	(0.3)	(0.2)

Total Non-Agency RMBS	$388.1	$(2.5)	$385.6	$23.7	$(0.2)	5.9%	$(0.7)	$(0.2)

Total RMBS	$3,456.6	$251.8	$3,708.4	$74.1	$(68.2)	5.5%	$(1.1)	$0.9

In our RMBS portfolio, certain vintage years have overall higher interest rates than current market rates. Certain RMBS collateralized mortgage obligations (CMOs) with a 2003 vintage year have caused the most volatility in our net investment income. During the second quarter, we strategically sold $177.0 of these CMOs to reduce the volatility in net investment income related to prepayment speed adjustments. The securities we sold had an associated gross discount of $14.0. We plan to monitor the remaining CMOs within our RMBS portfolio in order to take advantage of favorable impacts to prepayment speed adjustments.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of September 30, 2011		As of December 31, 2010
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$522.4	2.0%	$607.4	2.6%
Non-Agency	1,315.2	5.1	1,279.9	5.4

Total	$1,837.6	7.1%	$1,887.3	8.0%

The disruptions in the CMBS market spanning from 2009 through early 2010 were attributable to weakness in commercial real estate market fundamentals and previously reduced underwriting standards by some originators of commercial mortgage loans, particularly within the more recent vintage years (2006 through 2008). This reduced market liquidity and availability of capital, which led to the repricing of risk. As market conditions improve, prices of our CMBS have largely recovered and are currently in a net unrealized gain position of $122.1 as of September 30, 2011. On an amortized cost basis, 97.6% of our entire CMBS portfolio were rated AAA, 1.2% were rated AA or A, and 1.2% were rated B and below as of September 30, 2011. Our CMBS portfolio is highly concentrated in the most senior tranches, with 95.3% of our AAA-rated securities in the most senior tranche with significant credit enhancement.

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 15 securities having a fair value of $324.5 and an amortized cost of $303.4 that were rated AAA by one rating agency, while another agency rated them below AAA.

	As of September 30, 2011
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2010
Vintage:
2011	$100.2	$—	$—	$—	$—	$100.2	$—
2010	1.2	—	—	—	—	1.2	—
2008	51.0	18.6	—	—	—	69.6	69.5
2007	434.0	—	—	—	—	434.0	444.4
2006	158.3	—	—	—	11.4	169.7	168.5
2005	267.6	—	—	—	—	267.6	283.6
2004 and prior	168.2	—	2.9	—	8.3	179.4	224.8

Total amortized cost	$1,180.5	$18.6	$2.9	$—	$19.7	$1,221.7	$1,190.8

Net unrealized gains (losses)	94.4	1.7	0.1	—	(2.7)	93.5	89.1

Total fair value	$1,274.9	$20.3	$3.0	$—	$17.0	$1,315.2	$1,279.9

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

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of September 30, 2011
	Super Senior			Other Structures			Total AAA Securities at
	Super Senior	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Amortized Cost
Vintage:
2011	$—	$—	$—	$100.2	$—	$—	$100.2
2010	—	—	—	1.2	—	—	1.2
2008	51.0	—	—	—	—	—	51.0
2007	434.0	—	—	—	—	—	434.0
2006	158.3	—	—	—	—	—	158.3
2005	133.0	28.0	—	106.6	—	—	267.6
2004 and prior	—	—	—	140.3	27.9	—	168.2

Total	$776.3	$28.0	$—	$348.3	$27.9	$—	$1,180.5

	As of December 31, 2010
Total	$787.0	$30.6	$—	$298.3	$28.9	$—	$1,144.8

The weighted-average credit enhancement of our CMBS was 28.8% as of September 30, 2011. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of September 30, 2011 was 30.2%. We believe this additional credit enhancement is significant, especially in a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and year of origination (vintage):

	As of September 30, 2011						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Agency:
CMO:
2011	$11.5	$0.7	$12.2	$—	$(0.5)	5.1%	$—	$—
2010	21.8	1.5	23.3	—	(1.9)	5.0	—	(0.1)
2009	10.0	1.5	11.5	—	—	6.5	—	—
2008	44.3	0.6	44.9	—	(1.9)	5.0	—	—
2007	56.2	1.9	58.1	—	(3.6)	5.9	(0.1)	—
2006	63.8	1.5	65.3	—	(4.2)	5.7	(0.1)	(0.2)
2005	33.4	1.6	35.0	—	(1.8)	5.8	—	—
2004 and prior	154.8	13.6	168.4	—	(5.8)	6.8	—	(0.7)

Total Agency CMO	$395.8	$22.9	$418.7	$—	$(19.7)	6.1%	$(0.2)	$(1.0)

Passthrough:
2005-2011	$—	$—	$—	$—	$—	—%	$—	$—
2004 and prior	98.0	5.7	103.7	0.3	(3.3)	7.5	—	—

Total Agency Passthrough	$98.0	$5.7	$103.7	$0.3	$(3.3)	7.5%	$—	$—

Total CMBS Agency	$493.8	$28.6	$522.4	$0.3	$(23.0)	6.3%	$(0.2)	$(1.0)

Non-Agency:
2011	$100.2	$(0.5)	$99.7	$—	$(0.9)	5.5%	$—	$—
2010	1.2	—	1.2	—	—	4.0	—	—
2009	—	—	—	—	—	—	—	—
2008	69.6	5.3	74.9	1.6	(0.2)	6.1	—	—
2007	434.0	40.5	474.5	17.5	(1.0)	5.8	—	0.1
2006	169.7	16.8	186.5	8.4	(1.0)	5.9	—	0.2
2005	267.6	28.2	295.8	8.8	(0.1)	5.4	—	—
2004 and prior	179.4	3.2	182.6	1.3	(2.0)	6.5	—	—

Total CMBS Non-Agency	$1,221.7	$93.5	$1,315.2	$37.6	$(5.2)	5.8%	$—	$0.3

Total CMBS	$1,715.5	$122.1	$1,837.6	$37.9	$(28.2)	6.0%	$(0.2)	$(0.7)

Return on Equity-Like Investments

Prospector Partners, LLC, or Prospector, manages our portfolio of equity and equity-like investments, the majority of which is made up of publicly traded common stock and convertible securities. We believe that these equity and equity-like investments are suitable for funding certain long duration liabilities in our Income Annuities segment, and, on a limited basis, in our surplus portfolio. These securities are recorded at fair value with changes in fair value recorded in net realized investment gains (losses).

The following table presents our total gross return (loss) on the common stock and convertible security components, as well as the benchmark S&P 500 Total Return Index for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock	(13.6)%	11.4%	(9.7)%	9.7%
Convertible securities	(7.9)%	8.0%	(8.4)%	11.3%

S&P 500 Total Return Index	(13.9)%	11.3%	(8.7)%	3.9%

Return on Real Estate-Related Investments

Beginning in the second quarter of 2011, we implemented a new investment strategy focusing on real estate-related investments to enhance funding the long duration liabilities in our Income Annuities segment. The investments for this strategy primarily consist of investments in REITs, which are included in trading marketable equity securities, on our consolidated balance sheets. As of September 30, 2011, the real estate-related investments had a fair value of $127.2. For the three and nine months ended September 30, 2011, we had a total gross loss on REITs of (11.4)% and (10.9)%, respectively.

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR) based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected at least annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, unearned mortgage loan fees, and a purchase accounting adjustment; however, the following tables are reported excluding these items.

The stress experienced in the U.S. financial markets and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations, especially those loans in our range of specialization, $2.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to prudently increase our investments in mortgage loans primarily in our Income Annuities, Deferred Annuities and Life segments to improve our overall investment yields. This strategy has resulted in increased net investment yields when compared to fixed maturity investments. We originated $670.8 of mortgage loans during the nine months ended September 30, 2011 and expect strong originations for the remainder of 2011.

As of September 30, 2011 and December 31, 2010, 72.7% and 73.6%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.3 and $2.2, respectively. As of September 30, 2011 and December 31, 2010, our largest loan balance was $12.6 and $13.0, respectively.

Credit Quality

We use the LTV and DSCR ratios as our primary metrics to assess mortgage loan quality. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$732.9	32.1%	$596.2	34.7%
51% - 60%	575.9	25.2	369.8	21.5
61% - 70%	634.7	27.8	463.7	26.9
71% - 75%	138.8	6.1	120.4	7.0
76% - 80%	65.6	2.9	46.3	2.7
81% - 100%	99.3	4.3	90.7	5.3
> 100%	37.9	1.6	33.1	1.9

Total	$2,285.1	100.0%	$1,720.2	100.0%

The LTV ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, LTV ratios are calculated using independent appraisals performed by Member of the Appraisal Institute (MAI) designated appraisers. Subsequent to the year of funding, LTV ratios are updated annually using internal valuations based on property income and estimated market capitalization rates. Property income estimates are typically updated during the third quarter of each year. Market capitalization rates are updated during the first quarter based on geographic region, property type and economic climate. LTV ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller LTV ratio generally indicates a higher quality loan.

As of September 30, 2011 and December 31, 2010, the mortgage loan portfolio had weighted-average LTV ratios of 57.5% and 57.0%, respectively. The weighted average LTV ratio was 57.4% and 55.2% for loans funded during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. The increase in the LTV ratio is driven by slightly higher LTV ratios on originations of new mortgage loans and a reduction in the updated estimated fair values of the underlying properties, which is the result of declines in property income compared to the previous year. For loans originated in the nine months ended September 30, 2011, 22.4 % had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. For loans originated in the year ended December 31, 2010, 31.7% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%.

The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,140.7	49.9%	$896.4	52.1%
1.40 - 1.59	514.1	22.5	327.1	19.0
1.20 - 1.39	342.7	15.0	295.7	17.2
1.00 - 1.19	159.3	7.0	117.7	6.8
0.85 - 0.99	46.2	2.0	32.0	1.9
< 0.85	82.1	3.6	51.3	3.0

Total	$2,285.1	100.0%	$1,720.2	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of September 30, 2011 and December 31, 2010, the mortgage loan portfolio had weighted-average DSCRs of 1.70 and 1.73, respectively. For loans originated during the nine months ended September 30, 2011 and the year ended December 31, 2010, 50.0% and 58.4%, respectively, had a DSCR of 1.60 or more.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$768.5	33.6%	$533.6	31.0%
Washington	298.8	13.1	270.4	15.7
Texas	230.6	10.1	168.9	9.8
Oregon	110.5	4.8	95.6	5.6
Illinois	77.1	3.4	45.7	2.7
Florida	70.7	3.1	54.9	3.2
Other	728.9	31.9	551.1	32.0

Total	$2,285.1	100.0%	$1,720.2	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,019.1	44.6%	$735.7	42.8%
Office buildings	585.0	25.6	460.8	26.8
Industrial	486.2	21.3	433.9	25.2
Multi-family	109.0	4.8	46.8	2.7
Other	85.8	3.7	43.0	2.5

Total	$2,285.1	100.0%	$1,720.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$14.9	0.7%	$6.3	0.4%
Due after one year through five years	149.0	6.5	107.1	6.2
Due after five years through ten years	1,178.2	51.6	871.9	50.7
Due after ten years	943.0	41.2	734.9	42.7

Total	$2,285.1	100.0%	$1,720.2	100.0%

For more information and further discussion of our allowance of mortgage loans, see Note 5 to our unaudited interim consolidated financial statements.

Investments in Limited Partnerships — Affordable Housing Investments

We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in years one through ten. As of September 30, 2011, we were invested in 21 limited partnership interests related to the federal affordable housing projects and other various state tax credit funds. We account for these investments under the equity method, and they are recorded at amortized cost in investments in limited partnerships, with the present value of unfunded contributions recorded in other liabilities.

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization related to affordable housing investments, net of taxes	$(2.1)	$(1.5)	$(6.3)	$(4.3)
Affordable housing tax credits	3.5	2.5	12.1	8.1

Impact to net income	$1.4	$1.0	$5.8	$3.8

The following table provides the future estimated impact to net income:

Impact to Net Income
Remainder of 2011	$1.8
2012	14.0
2013	16.0
2014 and beyond	56.4

Estimated impact to net income	$88.2

Liquidity and Capital Resources

Symetra conducts its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal sources of cash to pay dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations.

In the second quarter of 2011, we began paying a cash dividend on our common stock and warrants of $0.06 per share, which we plan to continue to pay in future quarters. Prior to that, we paid quarterly cash dividends on our common stock and warrants at a rate of approximately $0.05 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

Over the past few years, the global financial markets have experienced unprecedented disruption, adversely affecting the business environment in general, and financial services companies in particular. During the nine months ended September 30, 2011, the economy has continued to slowly recover and threats of a recession continue. The credit markets remain tight and interest rates have fallen to historically low levels. In managing the challenging market conditions over the past couple of years, we benefited from the diversification of our business and strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	Sales for the nine months ended September 30, 2011 were solid and exceeded levels for the same period in 2010. Sales of fixed deferred annuities continue to generate strong cash inflows.

•	We continued to generate strong cash flows from operations, which grew by $57.8 to $723.0 for the nine months ended September 30, 2011, from $665.2 for the nine months ended September 30, 2010.

•	While certain policy lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	As of September 30, 2011, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $200.0 under a revolving line of credit arrangement.

•

To support the sales of our products and maintain financial strength ratings, we target a risk-based capital level of 350% - 400% in our primary life insurance company, Symetra Life Insurance Company. As of September 30, 2011, Symetra Life Insurance Company had an estimated risk-based capital ratio of 455%. This capital level provides more than adequate capital levels for the growth of our business.

In the third quarter, we performed interim cash flow testing to assess statutory reserve adequacy and the potential impact on statutory capital during a prolonged period of record low interest rates. As a result of our analysis, we estimated the range for additional statutory cash-flow-testing reserves as of December 31, 2011 to be from $30.0 to $60.0. This analysis assumed that interest rates remain around current low levels for the next 45-years. This level of estimated statutory reserve increase reduces our risk-based capital ratio by 8 to 16 points. We believe this is a very manageable reserve increase and does not impact our ability to pursue our Grow and Diversify initiatives. This reserve does not impact our consolidated GAAP financial statements.

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

	As of September 30, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,621.7	29.4%	$6,670.4	31.4%
Deferred annuities with 5-year payout provision or MVA(2)	373.9	1.7	377.1	1.8
Traditional insurance (net of reinsurance)(3)	183.8	0.8	185.6	0.9
Group health & life (net of reinsurance)(3)	146.1	0.6	95.9	0.4

Total illiquid liabilities	7,325.5	32.5	7,329.0	34.5

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,555.4	20.2	4,444.0	20.9
Deferred annuities with surrender charges of 5% or higher	6,926.3	30.7	6,176.8	29.1
Universal life with surrender charges of 5% or higher	235.1	1.0	181.7	0.9

Total somewhat liquid liabilities	11,716.8	51.9	10,802.5	50.9

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	631.9	2.8	462.6	2.2
Less than 3%	155.9	0.7	231.2	1.1
No surrender charges(5)	2,267.1	10.1	1,946.9	9.2
Universal life with surrender charges less than 5%	438.5	1.9	439.9	2.0
Other(6)	19.0	0.1	21.9	0.1

Total fully liquid liabilities	3,512.4	15.6	3,102.5	14.6

Total(7)	$22,554.7	100.0%	$21,234.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of this business has been with the Company for over a decade, contains lifetime minimum interest guarantees of 4.0% to 4.5%, and has been free of surrender charges for many years. This business has experienced high persistency given the high lifetime guarantees that have not been available in the market on new issues for many years.
(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $238.0 and 234.3 as of September 30, 2011 and December 31, 2010, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of September 30, 2011 and December 31, 2010, our insurance subsidiaries had liquid assets of $22.4 billion and $20.8 billion, respectively, and Symetra had liquid assets of $125.9 and $89.7, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $185.2 and $277.1 as of September 30, 2011 and December 31, 2010, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during the first half of 2011.

We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolio, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management program focuses on matching the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities.

Capitalization

Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of September 30, 2011	As of December 31, 2010
Notes payable	$449.2	$449.0
Stockholders’ equity	3,060.0	2,380.6

Total capital	$3,509.2	$2,829.6

Our capitalization increased $679.6 as of September 30, 2011, as compared to December 31, 2010 due to an increase in stockholders’ equity from our net income of $125.4 and a $630.1 improvement in the fair value of our available-for-sale securities. We believe our capital levels position us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.

Dividends

We declared and paid a quarterly dividend of $0.05 per common share during the first quarter of 2011 and $0.06 per common share during both the second and third quarters of 2011, for a total payout of $23.4. On November 8, 2011, we declared a quarterly dividend of $0.06 per common share to shareholders and warrant holders as of November 22, 2011, for an approximate total of $8.3 to be paid on or about December 9, 2011.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	Nine Months Ended September 30,
	2011	2010
Net cash flows provided by operating activities	$723.0	$665.2
Net cash flows used in investing activities	(1,388.7)	(1,645.0)
Net cash flows provided by financing activities	573.9	919.2

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

Net cash provided by operating activities for the nine months ended September 30, 2011 increased $57.8 over the same period in 2010. This increase was primarily the result of increased net investment income driven by an increase in average assets, a decrease in medical stop-loss paid claims and an increase in premiums received from our limited benefit medical product.

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations.

Net cash used in investing activities for the nine months ended September 30, 2011 decreased $256.3 over the same period in 2010. This decrease was primarily the result of sales of fixed maturities, partially offset by increased mortgage loan originations. We strategically sold certain CMO securities during 2011 due to prepayment volatility and lower yielding fixed maturities and increased our investments in mortgage loans to improve overall yields

Financing Activities

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

Net cash used in financing activities for the nine months ended September 30, 2011 decreased $345.3 over the same period in 2010. This was primarily due to net IPO proceeds of $282.5 received during the first quarter of 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2010, a description of which may be found in Part II, Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 10-K. See Item 1A – “Risk Factors” of Part II in this report for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of September 30, 2011. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II – Other Information

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1 “Financial Statements, Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies” under the caption “Litigation,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2010 10-K, and Item 1A — “Risk Factors” in Part II of our Form 10-Q for the quarters ended March 31, and June 30, 2011. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2011.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.* †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: November 9, 2011	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer