Form 10-K
period 2011-12-31
Symetra Financial CORP
filed 2012-02-29
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33808

SYMETRA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-0978027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $1.1 billion, based on the closing price of $13.43 per share of the Common Stock on the New York Stock Exchange on June 30, 2011.

As of February 24, 2012, the Registrant had 118,679,676 common voting shares outstanding, with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required to be furnished to Part III of Form 10-K is herein incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 4, 2012, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2011.

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates and a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary policy, government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	investment losses;

•	our ability to successfully execute on our Grow & Diversify strategy;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs or deferred sales inducements;

•	financial strength or credit ratings downgrades;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”);

•	the effects of implementation of the new accounting standard for deferred acquisition costs; and

•	the risks that are described in Item 1A — “Risk Factors” in this report.

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

Overview

Our Business

We are a financial services company in the life insurance industry, headquartered in Bellevue, Washington. We are focused on profitable growth in the retirement, employee benefits and life insurance markets. Our operations date back to 1957 and on January 22, 2010 shares of our common stock began trading on the New York Stock Exchange, or NYSE.

Our principal products include medical stop-loss insurance; fixed and variable deferred annuities; single premium immediate annuities; universal life insurance, including single-premium life (SPL) and bank-owned life insurance (BOLI), and term life insurance. We distribute our products through a national network of benefits consultants, financial institutions and independent agents and advisers.

Our Segments

We manage our business through three divisions composed of four business segments:

•	Benefits Division, which is composed of the Benefits segment.

•	Retirement Division, which is composed of the Deferred Annuities and Income Annuities segments.

•	Life Division, which is composed of the Life segment.

We also have an Other segment, which includes the assets and activities for operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside of our division, such as our broker-dealer entity. See Note 19 to the Consolidated Financial Statements for financial results of our segments, including our operating revenues, for each of the last three fiscal years.

Our Strategies

We are committed to maintaining our core products and distribution relationships while actively focusing on growing and diversifying our product portfolio to reduce our dependence on interest-rate sensitive products. Our Grow & Diversify initiatives require near-term expenditures that we believe will produce long-term shareholder value. We believe we are well-positioned to enhance shareholder value through the pursuit of our strategies, described as follows:

Benefits Division:

•

Sustain our solid underwriting track record in medical stop-loss insurance. We believe we are a market leader in medical stop-loss because of the relatively large size of our block of business and our track record of profitability. In July 2011, we acquired the renewal rights for a $120 million block of medical stop-loss insurance policies, of which we expect to renew approximately 55% — 60% of these policies. We believe this transaction enhances our position as a market leader. In addition, we continue to focus on managing the loss ratio results to be within our long-term target range of 63% — 65%, while pursuing growth when the marketplace allows us to achieve our target pricing.

•

Expand our group life and disability income product to mid-sized businesses. During 2011 we focused on building out our capabilities to significantly expand our presence in the group life and disability marketplace. For 2012, we intend to leverage our benefits broker relationships to achieve a target of $25 million of group life and disability income sales. We also intend to broaden our group life and disability income portfolio by providing short-term disability claims services to support mid-sized employers.

Retirement Division:

•

Drive profitable growth by selling annuities through large financial institutions and broker-dealers. Our two-pronged approach to expanding product sales consists of deepening our existing distribution relationships and adding new distribution partners to attract new policyholders. We believe that we are adept at developing annuity products that align with the needs of the customers of our key distribution partners. Furthermore, by treating our distribution partners as clients and providing them with first-rate levels of service, we look to cultivate strong relationships and expand our national distribution network.

•

Diversify into less interest sensitive products. We introduced a new fixed indexed annuity (FIA) product, Symetra Edge Pro®, in the second quarter of 2011 and we plan to introduce a non-living benefits variable annuity product in mid-2012. We are targeting $250 million in combined sales of these products in 2012.

We are focused on increasing sales of Symetra Edge Pro® across our financial institutions distribution channel. For our variable annuity product we are targeting the fee-based independent financial adviser market and will offer investment choices that we believe will appeal to this market. We believe that both the fixed indexed and variable annuities offer good opportunities for us to diversify our product portfolio and reduce our interest rate risk.

Life Division:

•

Broaden portfolio of life insurance products and expand into new distribution markets. Our focus is to expand both our product offerings and our distribution relationships. In 2011, we released a new cash accumulation UL product, Symetra Classic, which we plan to enhance with additional features in 2012. We also plan to offer a variable corporate-owned life insurance (COLI) product in 2012. We are building distribution relationships in the brokerage general agent (BGA) marketplace, which we believe will help us achieve our 2012 target of $25 million in combined universal life, BOLI and COLI sales.

Corporate:

•

Effectively deploy capital to maximize long-term shareholder value. We believe our capital management strategy enables us to remain flexible and allocate capital to opportunities that offer the highest returns while maintaining our strong financial strength ratings. Our first priority is organic growth of the Company through increased sales of existing, refreshed and new products. This requires near-term investments that are designed to produce value and sustainability for the long-term, such as investing in our infrastructure to support product development and other divisional strategies. We also believe our capital levels can support further acquisitions that would complement our Grow & Diversify strategies.

•

Maintain a strong balance sheet. We intend to continue to be vigilant about maintaining a strong balance sheet. We believe a strong balance sheet will allow us to continue growing our business in all economic environments. Our strategy is to maintain financial strength through conservative and disciplined risk management practices, capital efficient product design, effective asset/liability management and opportunistic market share growth in all our divisions. We will maintain this focus as we execute on our variable annuity strategy, avoiding certain risks related to living benefit features.

•

Financial stability through a diverse mix of businesses. We believe that our diverse mix of businesses offers us financial stability. Given our lack of reliance on any one particular product or line of business, we have the flexibility to reallocate resources to markets with the highest potential returns at any time. We intend to further diversify our businesses with less interest-rate sensitive products to provide us greater financial stability and provide long-term value to our stockholders in this low interest rate environment.

Benefits Division

Overview

We offer a wide range of employment-based benefit products and services targeted primarily at employers, unions and public agencies with 50 to 5,000 employees. Benefits’ products include medical stop-loss insurance sold to employers with self-funded health plans; limited benefit medical insurance for employees not able to participate in a traditional health plan, such as part-time, seasonal and temporary workers; group life insurance, accidental death and dismemberment insurance; and disability income insurance products. On July 1, 2011 we acquired the renewal rights to American United Life Insurance Company’s (AUL) medical stop-loss business, which increased our market share. Full integration of the AUL business into our operations will be completed in 2012.

We sell Benefits’ products through several types of distributors, including third party administrators, or TPAs, employee benefits brokers, consultants and administrative services only (ASO), arrangements. ASOs are fully-insured carriers that offer administrative services to employer self-funded health plans and also offer our medical stop-loss insurance to those employers.

We work closely with employee benefits brokers, consultants, and employers to design benefit plans that meet the employer’s particular requirements. Our customers primarily are small and mid-size employers that require knowledgeable employee benefits brokers, consultants and insurance company representatives to understand their individual financial needs and employee profiles, and to customize benefit plans that are appropriate for them. We believe our extensive experience and expertise in the employee benefit markets provide us with opportunities to support close distributor relationships and to provide employers innovative and customer-centric benefit plans.

We maintain pricing discipline and focus on profitability. We purchase reinsurance coverage to limit our exposure to losses from our group medical stop-loss, life and short-term and long-term disability income products. The loss ratio, which is one measure of our profitability, indicates the portion of each dollar of premium that was used for policyholder claims. We strive to underwrite and renew only business that meets our long-term loss ratio target of 63% — 65%. In 2011 and 2010, our results were in line with these expectations. At times our disciplined underwriting approach may limit our market share growth as we focus on profitable growth.

Products

Medical Stop-Loss

Our medical stop-loss insurance is provided to employers that self-fund their employees’ health claim costs. This is the leading product in our Benefits Division representing approximately 89% of premiums in 2011. It is designed for employers that provide a health plan to their employees and pay all claims and administrative costs. Our product helps employers manage health expenses by reimbursing specific claim amounts above a certain dollar deductible and by reimbursing aggregate claims above a total dollar threshold. In general, we retain medical stop-loss risk up to $1.1 million per individual and reinsure the remainder.

Limited Benefit Medical

Our limited benefit medical insurance is provided to employers for health coverage to employees not otherwise eligible to participate in traditional plans, such as part-time, seasonal and temporary workers. Employers have a great deal of flexibility in electing the benefits made available to employees, which helps employers manage total incurred healthcare costs. As our limited benefit medical product is exempt from many of the reforms mandated by the Patient Protection and Affordable Care Act (PPACA) due to its fixed indemnity design, we intend to continue to participate in this market. However, we continue to closely monitor developments in the implementation of the provisions of PPACA and will adjust our product configuration and target markets appropriately.

Life Insurance, Accidental Death and Dismemberment

Our group term life insurance product provides benefits in the event of an insured employee’s (or dependent’s) death. The death benefit can be based upon an individual’s earnings or occupation, or can be fixed at a set dollar amount. Our products also include optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee as a result of accidental death or injury. We currently reinsure 40% of our group life risk and cap our liability at $0.5 million per individual, per line of coverage.

Disability Income Insurance

Our group long-term disability income coverage is designed to cover the risk of employee loss of income during prolonged periods of disability. Our group short-term disability income coverage provides partial replacement of an insured employee’s weekly earnings in the event of disability. Benefits can be a set dollar amount or based upon a percentage of earnings. Our short-term and long-term disability risk is currently 50% and 90% reinsured, respectively, except for the short-term disability income product sold within limited benefit medical plans, which is not reinsured. In 2012 we plan to reevaluate our reinsurance coverage and potentially increase the amount of risk we retain.

Underwriting and Pricing

Medical Stop-Loss

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

Our products and services are targeted primarily at entities with 50 to 5,000 employees. We face significant competition in this market, including from large and highly rated insurance carriers, many of which offer similar products and use similar distribution channels. The market has remained stable with little change in the number of carriers serving this market. We focus on profitability as we strive to underwrite and renew only business that meets our return targets; however, this discipline sometimes leads to a reduced market share.

Pricing in the medical stop-loss insurance market has proven to be cyclical over time and there is significant competition for market share among the carriers. Our relationships with our distribution partners are the key to us selling business in this competitive environment.

We also plan to leverage our position in the market to expand our life and disability income insurance products, while maintaining our disciplined approach to pricing and underwriting. We believe our strong reputation and existing distribution relationships will provide a growth platform for these products.

Retirement Division

Deferred Annuities

Overview

Our Deferred Annuities segment offers fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement. The “fixed” or “variable” classification describes whether we or the contract holder, respectively, bear the investment risk of the assets supporting the contract. This also determines the manner in which we generate earnings, either as investment spreads for fixed annuities or asset-based fees for variable annuities. We offer “qualified” (i.e., annuities sold in connection with tax-favored retirement arrangements) and non-qualified annuities to individuals mainly through financial institutions.

The economic environment of the past few years increased demand for fixed return products as consumers sought the stable return offered by our fixed annuity products; however, the low interest rate environment dampened sales as consumers are less willing to invest long term at these rates. During the second half of 2011, as interest rates declined, our sales declined significantly as well. We continue to believe the demand for fixed annuity and other investment products that help consumers supplement their social security and other retirement benefits with reliable retirement income will endure even in a low interest rate environment as consumers focus on savings. We also believe that as employers continue to replace traditional pensions with defined contribution plans, we will benefit from the consumer’s decision to rollover their funds to IRAs or Roth IRAs at retirement. It is our goal to attract and retain these customers by offering products that address their evolving needs and by providing excellent service to our distribution partners and contract holders. In 2011, we began to expand our fixed annuity product portfolio by offering an indexed annuity product.

Products

Fixed Annuities

We offer fixed single premium deferred annuities that provide for a premium payment at time of issue, an accumulation period and an annuity payout period beginning at some future date. Our fixed annuities include both traditional fixed-rate and fixed indexed annuities. As of December 31, 2011, we had $10.6 billion of account value associated with fixed deferred annuities.

Our most popular fixed-rate products are our Custom and Select series that offer five- and seven-year surrender charge periods and a choice of three-, five-, or seven-year initial guaranteed interest rate periods. After the initial guaranteed interest rate period, the crediting rate is subject to change at our discretion (subject to the minimum guaranteed rate) based upon competitive factors, portfolio earnings rate, prevailing market rates, product profitability and our judgment as to the impact any such change would have on our relationships with our customers and distribution partners. We may adjust the crediting rate annually or after the initial guaranteed interest rate expires, if applicable, for any given deposit. Most of our recently issued annuity contracts have lifetime minimum guaranteed crediting rates between 1.0% and 1.5%.

Our fixed annuity contracts permit the contract owners at any time during the accumulation period to withdraw all or part of the premium paid, plus the amount credited to their accounts, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 5.0% to 8.0% of the amount withdrawn, starting in the year of contract issue and decreasing to zero over a five- to seven-year period. Approximately $7.8 billion, or 73.9%, of the total account value of our fixed annuities as of December 31, 2011, were subject to surrender charges.

Our fixed indexed annuity provides contract holders a choice of a traditional fixed-rate account and one or more indexed accounts. Indexed accounts allow the contract holder to elect an interest rate linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) or the S&P GSCI Excess Return Index® (“S&P GSCI ER”). The indexed interest rate is guaranteed never to be less than zero, and a contract holder may elect to change allocations annually at their renewal date. At each renewal date, we have the opportunity to re-price the indexed component (i.e. reset the cap rates), subject to guarantees. Our fixed indexed annuity has either a five- or seven-year surrender charge schedule. We purchase options that are highly correlated to the indexed account allocation decisions of our contract holders, such that we are closely hedged with respect to indexed interest for the current reset period.

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

The attractiveness of our products to distributors depends on many factors. For example, many of our annuity products compete on the interest rates we credit initially and through the life of the contract. We position our products to have more level interest rates through the life of the contract, which could reduce our sales volumes. Additionally, we believe that offering an investment return based on the S&P GSCI ER commodities index in our fixed indexed annuity product is a unique alternative that will make our product more attractive.

Variable Annuities

We currently offer variable annuities that allow the contract owner to make payments into a guaranteed-rate account and separate accounts divided into subaccounts that invest in shares of underlying mutual funds. As of December 31, 2011, we had $713.8 million of variable annuities account value. We plan to launch a new variable annuity product in 2012. Like a deferred fixed annuity, a deferred variable annuity has an accumulation period and a payout period. There is no guaranteed minimum rate of return for investments in the subaccounts, and the contract owner bears the entire risk associated with the performance of these subaccounts, subject to the guaranteed minimum death benefit, or GMDB. The majority of our GMDB risk on our variable annuities is reinsured. We do not offer guaranteed living benefits found in most of the products on the market. Variable annuities provide us with fee revenue in the form of flat-fee charges, mortality and expense risk charges, and asset- related administration charges. The mortality and expense risk charge and asset related administration charge equal a percentage of the contract owner’s assets in the separate account at annual rates ranging from 1.0% to 1.6% per annum.

We plan to launch a new variable annuity product in 2012 designed to appeal to customers of the fee-based independent investment adviser market. The product will have very low mortality and expense risk charges and other asset-based charges and will not have flat fee or sales charges. In addition, the product will have a wide variety of underlying mutual fund investment options, including several unique ones designed for this market that will be part of our Symetra Mutual Funds Trusts operated by our newly-established investment adviser. These Symetra mutual funds will only be available through the new variable annuity and not to the general public.

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

Income Annuities

Overview

We offer retail immediate annuities that guarantee a series of payments that continue either for a certain number of years or for the remainder of an annuitant’s life. Payments can begin immediately or be deferred several years into the future. As of December 31, 2011, we had $796.8 million of reserves associated with retail immediate annuities.

As a result of the continued low interest rate environment, we are focused on shorter-duration single premium immediate annuities (SPIAs) to reduce reinvestment rate risk. This resulted in lower overall sales in 2011 and as long as interest rates remain low, we expect income annuity sales to remain low. However, we believe that the demographic trend of greater numbers of people approaching retirement age and their corresponding need for dependable retirement income to last their entire lives will help maintain sales.

We also offer structured settlement annuities that provide an alternative to a lump sum settlement, generally in a personal physical injury or worker’s compensation claim. As of December 31, 2011, we had $5.8 billion of reserves associated with structured settlement annuities.

Products

Immediate Annuities

Immediate annuities differ from deferred annuities in that they provide for contractually guaranteed payments that typically begin within one year of issue. In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s life time or the longer of a defined number of years or the annuitant’s lifetime. Generally, the immediate annuities available in the marketplace do not provide for surrender or policy loans by the contract holder. We offer a liquidity feature that allows the contract holder to periodically reduce a portion of the future payments in exchange for a present value lump sum. We also offer a feature that allows beneficiaries to convert remaining non-life contingent benefits to a lump sum after death of the annuitant. Certain products enable the customer to pick a payment start date several years after contract purchase, which we believe provides a cost effective means of funding a future income stream.

Structured Settlements

Structured settlement annuities provide an alternative to a lump sum settlement, generally in a personal, physical injury lawsuit or worker’s compensation claim, and are typically purchased by property and casualty insurance companies for the benefit of an injured claimant. In addition to providing scheduled payments over a fixed period or for the life of the claimant, structured settlement annuities may also provide for irregularly scheduled payments to coincide with anticipated medical or other claimant needs. These settlements offer tax-advantaged, long-term financial security to the injured party and facilitate claim settlement for the property and casualty insurance carrier. Structured settlement annuities are long-term in nature, guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract. Insurance carriers who offer structured settlement annuities generally must meet minimum financial strength ratings from A.M. Best, as determined by the courts that often must approve the settlements. Our current financial strength ratings limit our ability to offer structured settlement annuities. We offer funding services to payees whose financial circumstances may have changed from the time they originally received a structured settlement. Our funding services provide a lump sum payment to replace future benefit payments or allow payees to re-structure a portion of their benefit stream to assure that the timing of benefit payments meets their current needs. We believe that this service has been well received by our claimants and the courts, which must approve any changes to the original structured settlement.

Underwriting and Pricing

We price immediate and structured settlement annuities using industry produced annuity mortality information, our mortality experience and assumptions regarding continued improvement in annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter. Our structured settlement and immediate annuities with life contingencies can be underwritten in our medical department by medical doctors and other trained medical personnel. If our medical department determines the annuitant has a shorter or longer than standard life expectancy, we can adjust our pricing to reflect that information. We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based on demographics. Our experience with mortality and longevity risk, combined with disciplined underwriting, drive our product pricing and product designs, which ultimately contributes to our competitiveness in the marketplace.

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

Life Division

Overview

Life insurance provides protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. We offer universal life insurance products that are designed to provide protection and cash accumulation for the entire life of the insured, and may include a buildup of cash value that can be used to meet the policyholder’s financial needs during their lifetime. Included in our universal life product portfolio is our single premium life (SPL) product, which provides an efficient way for assets to be transferred to heirs. Our individual term life product provides life insurance coverage with guaranteed level premiums for a specified period of time, with little or no buildup of cash value payable upon lapse of the coverage. We also provide BOLI, which is a life insurance product for banks that are seeking a fixed yield investment that efficiently matches future employee benefit liabilities.

We offer our life insurance products primarily through the following distribution channels: financial institutions, brokerage general agents, independent agents, financial advisers, and through specialty agents for BOLI. We believe there are opportunities to expand our sales through each of these distribution channels. We recently signed distribution agreements with three national life-focused BGAs and we have begun the process of rolling out our new products to their national distribution networks.

Products

Universal Life Insurance

We offer several universal life insurance products, with a range of product features. For example, our SPL product provides for efficient wealth transfer. Other products provide policyholders with lifetime death benefit coverage, while others provide the ability to accumulate assets on a flexible, tax-deferred basis with the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Most of our universal life products also allow policyholders to adjust the timing and amount of premium payments.

We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance charges, or COI, which generally increase from year to year as the insured ages. Our universal life insurance policies accumulate cash value that we pay to the insured when the policy lapses or is surrendered. Most of our universal life policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2011, we had $775.1 million of account values associated with our universal life products.

We credit interest on policyholder account balances at a rate determined by us, but not less than a contractually guaranteed minimum. Our in force universal life insurance policies, excluding SPL, generally have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy.

Our current universal life insurance products limit the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as AXXX deficiency reserves. We had $15.2 million of AXXX deficiency reserves as of December 31, 2011.

Bank-Owned Life Insurance

BOLI is life insurance purchased by a bank to insure the lives of bank employees, usually officers and other highly compensated employees. BOLI policies are commonly used by banks to fund employee pension plans and benefit plans. Many financial institutions have purchased BOLI as a tax-advantaged asset to back employee benefit liabilities. Our fixed rate BOLI product is a highly stable, low-risk investment that offers an annual pre-tax equivalent return that is generally higher than traditional investments. As of December 31, 2011, we had $4.5 billion of direct BOLI account values. As a result of the low interest rate environment, it was a difficult

BOLI sales environment in 2011. It is less advantageous for banks to purchase a product when rates are low, and for insurance carriers it is a highly competitive environment to capture market share. In 2012, we plan to expand into the COLI marketplace with a variable COLI product to capitalize on our experience in the BOLI, or institutional marketplace.

Term Life Insurance

Term life products provide a guaranteed benefit upon the death of the insured while the coverage is in force. Our term life policies have little to no cash value buildup and therefore rarely have a payment due if a policyholder decides to lapse the policy. As of December 31, 2011, we had $175.6 million of reserves associated with our term life and other traditional life products.

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

The current size of our term insurance business limits the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as XXX deficiency reserves. We had $8.2 million of XXX deficiency reserves as of December 31, 2011.

Underwriting and Pricing

We believe our rigorous underwriting and pricing practices are significant drivers of the consistent profitability of our life insurance business. Our fully underwritten term life insurance is 50% to 90% reinsured, which limits mortality risk retained by us. In 2011, we reevaluated our reinsurance program and maintained the percentage reinsured, but raised the retained face to $1.0 million, prospectively, in early 2012. We review reinsurance coverage for each new product we offer to balance risk management and pricing expectations. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.

Most of our fully underwritten policies place each insurable life insurance applicant in one of six primary risk categories, depending upon current health, medical history and other factors. Each of these six categories has specific health criteria, including the applicant’s history of using nicotine products. We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category. We may decline an applicant’s request for coverage if the applicant’s health or other risk factor assessment is unacceptable to us. We do not delegate underwriting decisions to independent sales intermediaries. Instead, all underwriting decisions are made by our own underwriting personnel or by our automated underwriting system. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies to manage our underwriting risks. For specific markets where fully underwritten products are not preferred by the distributor, we have developed specially priced products to support a “simplified issue” process. This process enables us to reach applicants not called on by traditional insurance agents. “Simplified issue” contracts are typically generated via worksite sales to employees and sales to retail bank customers. Insurance amounts are limited and separate underwriting guidelines are applied for simplified issue policies.

Our Life Division earnings are driven by mortality experience primarily on our term and traditional life products, and investment margins primarily on our universal life products (through spread or fees). SPL product earnings are driven by investment margins and cost of insurance charges. Our BOLI earnings are driven by return on assets considering total revenues including net investment income and cost of insurance charges less total policyholder benefits and claims as a percentage of BOLI account values.

Distribution

We distribute our products through a national distribution network. We believe access to a variety of distribution outlets enables us to capture a broad share of consumer markets for insurance and financial services products. We compete with other financial services companies including banks to attract and retain relationships. Some of the factors that lead to our success in competing for sales include responsiveness to the needs of our distribution partners, stability and financial strength ratings, the marketing and training we provide and strong relationships with key firms.

The following table sets forth our sales by distribution channel, which are defined by segment as:

•	Benefits. Annualized first-year premiums, net of first year policy lapses;

•	Deferred Annuities and Income Annuities. Deposits for new policies net of first year policy lapses and/or surrenders; and

•

Life. Annualized first year premiums for recurring premium products, and 10% of new single premiums deposits net of first year policy lapses and/or surrenders. BOLI sales represent 10% of new BOLI deposits.

	Benefits	Deferred Annuities	Income Annuities	Life
Distribution Channels:
	(In millions)
For the year ended December 31, 2011:
Financial institutions	$—	$1,722.2	$75.7	$10.5
Employee benefits brokers/ASOs/TPAs	118.7	—	—	—
Insurance marketing organization (IMO)/BGAs	—	93.1	22.3	1.2
Structured settlement brokers	—	—	123.9	—
BOLI brokers	—	—	—	—

Total	$118.7	$1,815.3	$221.9	$11.7

Sales from Top 5 partners as a % of segment sales (1)	34%	61%	21%	45%

For the year ended December 31, 2010:
Financial institutions	$—	$1,549.2	$84.4	$4.5
Employee benefits brokers/ASOs/TPAs	95.5	—	—	—
IMOs/BGAs	—	261.5	55.6	5.7
Structured settlement brokers	—	—	120.0	—
BOLI brokers	—	—	—	46.1

Total	$95.5	$1,810.7	$260.0	$56.3

Sales from Top 5 partners as a % of segment sales (1)	30%	50%	24%	42%

(1)	Excluding BOLI sales.

During the second half of 2011, we experienced a decline in sales at several of our bank partners, while during the same time period we had a very successful product launch at one institution, JPMorgan Chase & Co. (Chase). This resulted in about half of our fourth quarter Deferred Annuities segment sales coming from Chase. We anticipate Chase will continue to represent a significant portion of annuity sales through at least the first quarter of 2012. For the years ended December 31, 2011 and 2010, Chase accounted for $405.5 million, or 22%, and $293.7 million, or 16%, respectively, of our Deferred Annuities segment sales. For 2012, we anticipate that the low interest environment will continue to depress fixed annuity sales in institutions. As a result, we remain focused on maintaining strong sales and a strong partnership with Chase, as well as increasing our share of annuity sales through other financial institutions by deepening our existing distribution relationships and adding new distribution partners to attract new policyholders.

Competition

We face significant competition for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers, in each of our businesses. Generally, our life, health and annuity insurance products compete with similar products offered by other large and highly rated insurers. In addition, our annuity products compete with products offered by other financial services companies. Many of our group insurance products are underwritten annually, resulting in the risk that purchasers may be able to obtain more favorable rates from these competitors than if they were to renew coverage with us. Competition in our operating business segments is based on a number of factors, including:

•	product features;

•	price;

•	commissions;

•	quality of service;

•	ability to purchase attractive assets;

•	diversification of distribution including on-line distribution;

•	financial strength ratings;

•	reputation; and

•	name recognition.

The relative importance of these factors depends on the particular product and market. For example, many of our annuity products compete on the interest rates we credit, resulting in the risk that our annuity purchasers may be able to obtain more favorable rates from our competitors, which may lead to a loss of current customers and future annuity business. We believe that our competitive advantages primarily stem from our distribution network, as well as our strong financial position, diverse business mix, and superior investment management.

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

Our reserves for unpaid group life and health insurance claims, including our medical stop-loss and other lines, are estimates of the ultimate net cost of both reported losses that have not yet been settled and incurred but not yet reported losses. Reserves for incurred but not yet reported claims are based upon historic incidence rates, severity rates, reporting delays and any known events that we believe will materially affect claim levels.

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

Reserves for future contract benefits on our income annuity contracts are calculated as the present value of expected future contract holder benefits, discounted for mortality and interest. The interest discount assumption is based on purchase accounting assumptions for the block of business prior to August 2, 2004. For business written on or after August 2, 2004, the interest discount is based on pricing assumptions.

Investments

In managing our investments, we are focused on disciplined matching of our assets to our liabilities and preservation of principal. Within this framework, we seek to generate appropriate risk-adjusted returns through careful individual security analysis. We seek to reduce and manage credit risk by focusing on capital preservation, fundamental credit analysis and value-oriented security selection.

Other than our commercial mortgage portfolio, which is managed by our internal commercial mortgage loan department, we have contracted with professional investment advisers to invest our assets. As of December 31, 2011, White Mountains Advisors LLC, or WM Advisors, and its subadvisers managed the majority of our investment portfolio, including our fixed maturity, limited partnership, real estate investment trusts (REITs), and non-redeemable preferred stock portfolios. Our common stock and convertible fixed maturities portfolio was primarily managed by Prospector Partners, LLC, or Prospector.

For each of our asset intensive operating segments and for our unallocated surplus, we separate our investments into one or more distinct portfolios. Our investment strategy for each portfolio is based on the expected cash flow characteristics of the liabilities associated with the portfolio. The portfolio strategies are regularly monitored through a review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

In general, we purchase high quality assets to pursue the following investment strategies for our segments:

•	Benefits. We invest in short duration fixed income corporate bonds and mortgage-backed securities.

•	Deferred Annuities. We invest in short to medium duration fixed income corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•

Income Annuities. The Income Annuities segment has liability payments that extend well beyond 40 years. The majority of the segment’s portfolio is invested in long duration fixed income corporate bonds, mortgage-backed securities and commercial mortgage loans, and a modest amount of below investment grade bonds. In addition, we invest in equities, including common stocks and REITs, to support a portion of the liability payments due more than 25–30 years in the future.

•	Life. We invest in medium to long duration fixed income corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Other. We invest in short to long duration fixed income assets and equities, limited partnerships and a modest amount of below investment grade bonds.

We are exposed to four primary sources of investment risk:

•

Credit risk — risk relating to the continued ability of a given obligor or borrower to make timely payments of principal and interest, as well as risk relating to us holding commercial real estate in the event of a mortgage loan foreclosure;

•	Interest rate and credit spread risk — risk relating to the market price and/or cash flow variability associated with changes in market yield curves and credit spreads;

•

Illiquidity risk — risk relating to our ability to convert certain investments to cash, including commercial mortgage loans and private placement securities, which are relatively illiquid regardless of market conditions; and

•	Equity risk — risk relating to adverse fluctuations in a particular common stock or REIT.

Our ability to manage these risks while generating an appropriate investment return is essential to our business and our profitability.

We manage credit risk by analyzing issuers, transaction structures and, for our commercial mortgage portfolio, real estate properties. We use analytic techniques to monitor credit risk. For example, we regularly measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credit. If an issuer downgrade causes our holdings of that issuer to exceed our risk thresholds, we automatically undertake a detailed review of the issuer’s credit. We also manage credit risk through industry and issuer diversification. For commercial mortgage loans, we manage credit risk by analyzing the market value and revenue generating potential of the property, as well as the credit worthiness of the borrower and using shorter amortization structures. We diversify our credit risk by both geographic location and property-type, and generally use personal recourse to further reduce our risk of loss. We routinely review the financial statements of our borrowers and the underlying properties.

We mitigate interest rate risk through management of cash flow and duration matches between our assets and liabilities, seeking to reduce risk of realized loss in both rising and falling interest rate environments.

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

Reinsurance

We engage in the industry practice of reinsuring portions of our insurance risk with reinsurance companies through both automatic and facultative reinsurance agreements. We use reinsurance to diversify our risks and manage loss exposures primarily in our Benefits and Life segments. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain. In some cases, such as our agreement with Transamerica Life Insurance Company or our recent agreement with AUL, we instead act as a reinsurer (or coinsurer) of another life insurance company.

We cede insurance risk primarily on a treaty basis, under which risks are ceded to a reinsurer on specific books of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. The use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A.”

We had reinsurance recoverables of $295.6 million and $280.8 million as of December 31, 2011 and 2010, respectively. The following table sets forth our largest exposures to reinsurers as of December 31, 2011, and the A.M. Best ratings of those reinsurers as of that date:

	Reinsurance Recoverable	A.M. Best Rating

	(In millions)
RGA Reinsurance Company (RGA)	$117.4	A+
Transamerica Life Insurance Company (Transamerica)	80.7	A+
UNUM Life Insurance Company of America (UNUM)	43.1	A

In the table above, the reinsurance recoverables under our agreements with RGA and UNUM represent our reinsurance exposure to these parties. The reinsurance recoverable under our agreement with Transamerica represents the assets withheld for our share of the coinsurance agreement.

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

•

Transamerica Life Insurance Company. Under an agreement with Transamerica, we act as their reinsurer with respect to 28.6% of one BOLI policy. Transamerica invests the policy premiums paid by the bank, and manages those investments subject to the terms of the policy. We have assumed 28.6% of the claims liability under this policy, and receive a proportionate share of the case’s income, less an expense allowance. The term of this agreement is perpetual. We are only allowed to terminate this agreement in the event Transamerica fails to pay amounts due to us under this agreement or in the event of fraud, misrepresentation or breach of this agreement by Transamerica.

•	UNUM Life Insurance Company of America. We reinsure a portion of our group long-term disability income, or LTD, and short-term disability income, or STD, claims liability through a reinsurance pool under agreements with the administrator of the pool, Reliance Standard Life Insurance Company, or Reliance, as Managing Agent for each participating reinsurer in the pool and as a participating reinsurer in its own right. Reliance has been the sole pool participant for agreement years 2006 through 2011. UNUM maintained the highest level of participation for agreement years prior to 2006. On an aggregate basis, UNUM currently reinsures approximately 87% of the existing group LTD and STD claims liability. The premium rates are developed (on a policy-by-policy basis) by adding our expense load to the rate that the reinsurer charges for their claims cost and their expenses. When premiums are collected, we retain the portion that represents our expense load and send the remainder to the reinsurer.

In January 2011, we terminated our LTD and STD reinsurance agreements with the above carriers with respect to future LTD and STD business we issue after May 30, 2011. Notwithstanding the termination, all reinsurers participating in the reinsurance pool remain liable for risk previously ceded to and reinsured by the reinsurers under the terms of the reinsurance agreements.

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

Under the terms of our agreement with ACS we may terminate our services prior to the July 2014 contract expiration date upon 90 days notice and payment of a $3.8 million termination fee. The termination fee declines over the life of the contract, and is pro-rated based upon the services that are terminated. See Note 14 to the Consolidated Financial Statements for further discussion of this third-party service agreement.

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

We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Maintaining our ratings may require us to retain higher levels of capital and limit our ability to execute capital actions. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock.

Symetra Financial Corporation and our principal life insurance subsidiaries, Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York, are rated by A.M. Best; Standard and Poor’s, or S&P; Moody’s and Fitch as follows, as of December 31, 2011:

	A.M. Best	S&P	Moody’s	Fitch
Financial Strength Ratings
Symetra Life Insurance Company	A	A	A3	A+
First Symetra National Life Insurance Company of New York	A	A	NR*	A+
Issuer Credit/Default Ratings
Symetra Financial Corporation	bbb+	BBB	Baa3	A-
Symetra Life Insurance Company	a+	A	NR*	NR*
First Symetra National Life Insurance Company of New York	a+	A	NR*	NR*

*	“NR” indicates not rated

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

Fitch states that insurance companies with a financial strength rating of “A+” (Strong) are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small. The “A” rating category is the third highest of eight financial strength categories, which range from “AAA” to “D.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+” rating is the fifth highest of Fitch’s 21 financial strength ratings categories. Fitch issuer default ratings range from “AAA” (highest credit quality) to “D” (default). Fitch describes its “A-” issuer default rating as “high credit quality,” which denotes an expectation of low default risk, but may be more vulnerable to adverse business or economic conditions than higher ratings.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot provide assurance that we will maintain our current ratings in the future. Other agencies may rate Symetra or our insurance subsidiaries on a solicited or unsolicited basis.

Regulation

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our insurance products, and thus our businesses, also are affected by federal, state and local tax laws. Variable annuity contracts and variable life insurance contracts (“variable contracts”) issued by our insurance subsidiaries are securities and unless offered pursuant to an exemption, are registered as such under the Securities Act of 1933 (the “1933 Act”). As a result, the Securities and Exchange Commission, or SEC, regulates their offer and sale. In addition, most such variable contracts are issued through separate accounts that are registered as investment companies under the Investment Company Act of 1940 (the “1940 Act”) and our broker-dealers that underwrite or sell the contracts are registered under the Securities Exchange Act of 1934 (the “1934 Act”). The SEC regulates both registered investment companies and broker-dealers and the Financial Industry Regulatory Authority, or FINRA, also regulates our broker-dealers (and indirectly the offer and sale of our variable contracts).

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

Insurance Regulation

Our insurance subsidiaries are licensed and regulated in all states in which they conduct insurance business and all forms and rates are filed for approval in states where required. The extent of this regulation varies, but most states have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. State insurance departments monitor our market conduct by examining our policies, procedures and practices from time to time through market conduct examinations and/or market analysis. Similarly, claims handling policies, procedures and practices are monitored by the states through claims examinations. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain lines of insurance. The types of insurance laws and regulations applicable to us or our insurance subsidiaries are described below.

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

Policy Forms

Our insurance subsidiaries’ policy forms are subject to regulation in every state in which such policies are offered. In most states, policy forms must be filed (and, in most cases, approved) prior to their use.

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

Market Conduct Regulation

Our business is subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies, and include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State authorities generally enforce these provisions through periodic market conduct examinations.

Statutory Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of several other states under guidelines promulgated by the National Association of Insurance Commissioners, or NAIC. During the three-year period ended December 31, 2011, we have not received any material adverse findings resulting from any insurance department examinations of our insurance subsidiaries.

In February 2012, the Office of Insurance Commissioner of the state of Washington certified routine financial examination reports of our two Washington-domiciled insurance companies which covered the five-year period ending December 31, 2010. There were no examination adjustments noted in the reports and no materially adverse findings or instructions in the reports. In 2011, the New York state insurance department began a routine full scope market conduct and financial examination of our New York domiciled insurance company for the three-year period ending December 31, 2010.

Guaranty Associations and Similar Arrangements

Most states require life insurers that write insurance within the state to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. In the event of an insolvency, these associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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

Policy and Contract Reserve Sufficiency Analysis

Under the laws and regulations of their states of domicile, our life insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our life insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities. For further information on the results of our 2011 statutory reserve adequacy analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2011, the risk-based capital of each of our life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action. As of December 31, 2011, Symetra Life Insurance Company, our primary life insurance subsidiary, had a risk-based capital ratio of 457%.

Statutory Accounting Principles

Statutory accounting principles, or SAP, is a basis of accounting developed by state insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various states. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be different from those reflected in financial statements prepared under SAP.

Regulation of Investments

Each of our insurance subsidiaries is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, real estate, equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments held by our insurance subsidiaries comply with these laws and regulations. In addition, related laws and regulations addressing insolvency of life insurance companies also may indirectly limit Symetra Life Insurance Company’s ability to invest assets in certain types of derivative contracts.

Federal Regulation of Insurance

Currently, the federal government does not regulate directly the business of insurance. However, the Dodd-Frank Act created a Federal Insurance Office. While the Office will not directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation.

Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, privacy regulation, financial services regulation, securities and pension and welfare benefits regulation, can also significantly affect the insurance industry.

From time to time, federal measures are proposed that may significantly affect the insurance business, including direct federal regulation of insurance through an optional federal charter, limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax exempt savings and retirement vehicles, and the federal estate tax. Likewise, there exists uncertainties relating to the proposals and rules that have been written and yet to be written by various federal agencies as part of the implementation of the Patient Protection and Affordable Care Act, and the Dodd-Frank Act. We cannot predict whether these or other proposals or rules will be adopted, or what impact, if any, such proposals or rules may have on our business.

Tax Laws

Existing federal laws and regulations provide favorable tax treatment to many insurance products we offer. Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax advantages within life insurance and annuity products. If existing federal laws and regulations are revised to reduce this favorable tax treatment or to increase the tax-deferred status of competing products, we, along with other life insurance companies, will be adversely affected with respect to our ability to sell such products. Furthermore, although Congress has reinstated the estate tax for 2011 and 2012, Congress also considers from time to time the repeal of the federal estate tax which may adversely affect sales and surrenders of our life insurance products.

Other Laws and Regulations

Securities Regulation

Certain of our subsidiaries are subject to various levels of regulation under the federal securities laws administered by the SEC. Variable contracts issued by our life insurance subsidiaries are securities. Most are registered under the 1933 Act and are fully subject to the 1933 Act and rules thereunder. Other variable contracts are sold in non-public offerings in reliance on an exemption from the registration requirements of the 1933 Act, but are subject to its anti-fraud provisions. One of our broker-dealer subsidiaries serves as principal underwriter of the variable contracts and is regulated by the SEC under the 1934 Act and rules thereunder as well as by FINRA under its rules. Another subsidiary is a full service broker-dealer that is likewise subject to SEC and FINRA regulation. Various state and local regulators also may regulate our broker-dealers. The registered representatives of both broker-dealers are regulated by the SEC and FINRA and are also subject to applicable state and local laws. Our business partners in the sale and distribution of variable contracts and other securities are likewise regulated by these laws and regulations (e.g., unaffiliated broker-dealers that have selling agreements with our broker-dealers).

Certain separate accounts of our life insurance subsidiaries through which variable contracts are issued are registered with the SEC as investment companies under the 1940 Act as will be several mutual funds recently formed by us. Both the 1940 Act and the Advisers Act impose a complex and rigorous regulatory regime on investment companies and investment advisers. Certain separate accounts of our life insurance subsidiaries through which variable contracts not registered under the 1933 Act are issued, are not registered as investment companies in reliance upon exclusions from the definition of an investment company found in the 1940 Act. Nevertheless, certain provisions of the 1940 Act apply to such separate accounts. Our recently formed investment adviser is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”), as is our full service broker-dealer. Certain employees of our investment advisers are licensed as advisory representatives in states where those employees have clients and are subject to regulation by those states.

The laws and regulations identified above are subject to change, which may affect our subsidiaries, employees and business partners subject to them. The last several years have seen dramatic, far-reaching and rapid change in these laws and regulations and we anticipate such changes will continue through the end of 2012 and beyond. Interpreting new laws and regulations, and obtaining timely guidance about them from the applicable regulator, are often challenging. Maintaining compliance in this environment is a constant challenge and the risk of an inadvertent error or omission is ever-present. Consistent with this, our costs to maintain compliance with these laws and regulations continues to increase.

The laws and regulations identified above are primarily intended to protect investors in the securities markets and generally grant the SEC and other regulators broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In the event of failure by our subsidiaries, employees and business partners to comply, possible sanctions that regulators may impose include: (1) censures or fines of our life insurance companies, broker-dealers or investment advisers; (2) suspension or limitation of sales of our products; (3) suspension of individual employees or agents; (4) limitations on the activities in which our investment advisers or broker-dealers may engage; (5) suspension or revocation of registration or licenses of our broker-dealers or investment advisers; and (6) public disclosure of our failure to comply which may damage our reputation (or that of our business partners) and/or encourage private litigation.

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

Privacy of Consumer Information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures from time-to-time consider additional legislation relating to privacy and other aspects of consumer information.

Employees

As of February 24, 2012, we had approximately 1,100 full-time and part-time employees. We believe our employee relations are satisfactory.

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

Prolonged periods of low interest rates

Prolonged periods of low interest rates may have a negative impact on our ability to sell products that are dependent on interest earnings, such as fixed annuity and universal life products, as consumers look for other high-yielding investment vehicles to fund retirement. In low interest rate environments, such as we experienced during 2011 and which we expect to continue to experience in 2012, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.

Sustained declines in interest may subject us to lower returns on our invested assets, and we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments. This may reduce our future net investment income and compress the spread on interest-rate sensitive products. Further, borrowers may prepay fixed maturity securities in order to borrow at lower market rates. Any related prepayment fees are recorded in net investment income and may create income statement volatility. This risk is exacerbated by guaranteed minimum crediting rates established by our contracts and/or regulatory authorities, and restrictions on the timing and frequency with which we can adjust our crediting rates. Our interest rate spreads vary by product. By comparing the unadjusted interest spreads to the interest spreads adjusted to remove the effect of prepayments the following table illustrates the volatility investment prepayments can have on our fixed deferred annuity spreads:

	Year Ended December 31,
	2011	2010	2009
Fixed Annuities:
Interest spread (1)	1.94%	1.87%	1.81%
Base interest spread (2)	1.82%	1.80%	1.80%

(1)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, net of any related deferred sales inducement unlocking, and the MBS prepayment speed adjustment.

In addition to our fixed deferred annuities, the performance of our long-term income annuities and BOLI products is also sensitive to the investment yields on our invested assets backing such products. In extreme situations, the investment yield earned could be lower than the credited rates guaranteed to the customers. We may not be able to successfully manage interest rate spreads or the potential negative impact of those risks.

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

Periods of rising interest rates

We are also subject to risks associated with periods of rising interest rates. During such times, we may offer higher crediting rates on new sales of interest-sensitive products and increase crediting rates on existing in force products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and maintain our desired spread, which could result in lower profitability on our in force business. In rising interest rate environments, especially when interest rates are rapidly rising, it may be difficult to position our products to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products. In order to maintain sales growth of interest sensitive products and retain inforce customers, we may offer higher renewal crediting rates which would impact profitability.

In addition, periods of rising interest rates may cause increased policy surrenders, withdrawals and requests for policy loans on deferred annuity and BOLI products, as policyholders and contract holders seek investments with higher returns, referred to as disintermediation. This may lead to net cash outflows and the resulting liquidity demands may require us to sell investment assets when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. Further, a portion of our investment portfolio consists of commercial mortgage loans and privately placed securities, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We may also be required to accelerate the amortization of DAC and DSI related to surrendered contracts, which would adversely affect our results of operations.

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

The performance of our investment portfolio depends in part upon the level of and changes in interest rates and credit spreads, the overall performance of the economy, the creditworthiness of the specific obligors included in our portfolio, equity prices, liquidity and other factors, some of which are beyond our control. These factors could materially affect our investment results in any period and/or erode capital. As of December 31, 2011, our total investments were $26.2 billion, of which $22.9 billion were fixed maturities. Our fixed maturities portfolio generated net investment income of $1,151.9 million and $1,119.9 million, and realized gains of $24.2 million and $16.8 million for the years ended December 31, 2011 and 2010, respectively.

Interest rate and credit spread risk

Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, general investor sentiment, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates may cause actual net investment income or cash flows to differ from those originally anticipated for investments that carry prepayment risk, such as mortgage-backed and other securities with embedded call options. In periods of declining interest rates, prepayments generally increase. Mortgage-backed securities, commercial mortgage obligations and other bonds in our investment portfolio may be prepaid or redeemed as borrowers seek to borrow at lower interest rates. If unanticipated, such prepayments may require us to accelerate amortization on investments purchased at a premium, which could decrease our net investment income. Such prepayments may also include prepayment fees and penalties recorded as income in the period of prepayment which could create income volatility. Additionally for prepayments, we may be required to reinvest those funds in lower interest-bearing investments. Current concerns over foreclosures and increasing government intervention and governmental programs such as HARP (Housing Affordability Refinance Program) or similar programs in the United States residential mortgage market could result in large numbers of refinancing and prepayments. As of December 31, 2011, we held $3,625.0 million in residential mortgage-backed securities, including gross unamortized premiums of $66.2 million, and an increase in prepayments could significantly accelerate our premium amortization and result in asset reinvestment at lower interest rates.

We include an estimate of future principal prepayments in the calculation of effective yields for mortgage-backed securities. Differences between the actual and estimated timing of the principal prepayments impact our investment income and may reduce our overall interest rate spread. As prepayments increase in periods of declining interest rates, premium amortization accelerates because the expected life of the asset is shortened. In periods of rising interest rates, prepayments generally slow, and discount amortization slows because the expected life of the asset is extended. These changes in amortization may adversely affect our investment income.

In addition, net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease in step with interest rates and credit spreads. In periods of low interest rates, such as we experienced during 2011 and 2010, we may be challenged to find attractive yields on new investments. In 2011 and 2010, we mitigated this risk by increasing our originations of commercial mortgage loans, which generally provided higher yields, but are less liquid than fixed maturities securities; however, we may be unable to continue to find appropriate loan opportunities meeting our high quality standards.

The fair value of our fixed maturities generally increases or decreases in an inverse relationship with changes in interest rates and credit spreads. Because all of our fixed maturities are classified as available-for-sale, changes in the fair value of these securities are reflected as a component of comprehensive income. A rise in interest rates may cause the fair value of our fixed maturity securities to decline, particularly for our long-duration investments supporting our Income Annuities reserves. Declines in fair value may decrease unrealized gains or result in unrealized losses recorded in accumulated other comprehensive income (AOCI), and decrease our stockholders’ equity. Further, U.S. GAAP does not require similar fair value accounting treatment for the insurance liabilities that the fixed maturities support. Therefore, changes in the fair value of our fixed maturities caused by interest rate fluctuations are not offset in whole or in part by similar adjustments to the fair value of our insurance liabilities on the balance sheet.

We mitigate the risks related to fluctuations in interest rates and credit spreads by employing asset-to-liability matching strategies to help ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate and credit spread volatility.

Credit risk

Issuers of the fixed maturities we own may default on principal and interest payments. Defaults by third parties in the payment or performance of their obligations could reduce our investment income or cause realized investment losses. Further, fixed maturities are evaluated for impairment based on our assumptions about the creditworthiness of the issuer. For the years ended December 31, 2011 and 2010, we incurred $5.5 million and $15.3 million in credit-related impairments, respectively. A significant increase in defaults and impairments on our fixed maturities portfolio could adversely affect our financial condition, results of operations and cash flows. The determination of impairments is subject to management’s judgment about the creditworthiness and continued cash flows of a security. While we have controls and procedures in place to provide reasonable assurance that our impairment analysis is complete and based on accurate information, actual cash flows and defaults may vary significantly from our assumptions.

As of December 31, 2011, 6.6% of our total fixed maturity portfolio at fair value was considered below investment grade. Below investment grade securities generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. Further, an issuer’s inability to refinance or pay off debt could cause certain of our investment-grade maturities to present more significant credit risk than when we first invested. Private equity and highly leveraged buyouts could also cause certain of our investment-grade fixed maturities to present more significant credit risk than when we first invested.

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

Liquidity risk

Our investments in privately placed fixed maturities, mortgage loans, policy loans and limited partnership interests, which collectively represented approximately 14% of total invested assets as of December 31, 2011, are relatively illiquid compared to publicly traded fixed maturities and equities. In addition, periods of market disruption, such as those experienced in the past three years, could also reduce liquidity for securities generally considered to be readily marketable. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. This risk is mitigated by the liquidity structure of our underlying reserves, of which 83.8% are considered illiquid or somewhat illiquid. For further information on the liquidity of our underlying reserves, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may be unsuccessful in our efforts to execute on our Grow & Diversify strategy.

In 2011 our executive leadership team introduced its Grow & Diversify business strategy that is focused on developing new products that are less sensitive to interest rates, and which we believe will provide long-term value to our stockholders. As part of this strategy, we remain committed to disciplined pricing and risk management, and are focused on products that offer returns in-line with our long-term ROE objective of 12%. We have and will continue to incur costs related to our Grow & Diversify strategy. For example, during 2011 we spent $0.05 per share to implement Grow & Diversify. Our expenses include ongoing and build-related costs. The build-related costs are startup in nature, mainly those associated with analyzing our operations and strategically aligning and acquiring resources. However, during the execution of these initiatives we may encounter unforeseen costs. We expect that our new products will help us take advantage of expected market trends or underdeveloped markets. We also expect to develop existing strategic distribution partners and form new ones.

We plan to implement Grow & Diversify while maintaining our current positions of strength in our existing businesses, especially our medical stop-loss and deferred annuity businesses, as well as maintaining the strength of our balance sheet. The success of this strategy will depend on a number of factors, including our ability to accurately predict market trends, differentiate our product offerings from our competitors’, timely develop new products that achieve market acceptance, effectively implement new technology and operational platforms, deepen our existing distribution relationships and add new distribution partners, and set appropriate prices for our products. If we fail to accomplish one, all or a combination of the foregoing, our ability to profitably grow our business during this period of prolonged low interest rates could be materially and adversely affected.

We may be unable to increase or maintain sales through independent sales intermediaries and dedicated sales specialists.

We distribute our products through financial intermediaries, independent producers and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as:

•	the amount of sales commissions and fees we pay;

•	the breadth of our product offerings;

•	the design and positioning of our product offerings;

•	the amounts of or adjustments we make in premium or interest crediting rates;

•	the strength of our brand;

•	our perceived stability and our financial strength ratings;

•	the marketing and services we provide to them; and

•	the strength of the relationships we maintain with individuals at those firms.

Through time our relationship with distributors may deteriorate due to any of the above factors, which could result in a drop in sales and/or a loss of existing business due to higher surrender activity.

Our competitors may be effective in providing incentives to existing and potential distribution partners to favor their products or to reduce sales of our products. Our contracts with our distribution partners generally allow either party to terminate the relationship upon short notice. Our distribution partners do not make minimum purchase commitments, and our contracts do not prohibit our partners from offering products that compete with ours. Accordingly, our distribution partners may choose not to offer our products exclusively or at all, or may choose to exert insufficient resources and attention to selling our products. In 2011 sales from our top five distribution partners in our Deferred Annuities and Benefits segments represented 61% and 34%, respectively, of each segment’s total sales. In addition, sales from Chase accounted for 22% of our 2011 Deferred Annuities segment sales. If our relationships with these distributors were to deteriorate, it is likely that we would experience a significant decline in our sales. For further discussion on our sales and distribution, see Item 1 — “Business — Distribution.”

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

Our mortgage loans, which are collateralized by commercial properties, are subject to default risk. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Our underwriting practice includes the analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans; and verification of liquid assets. During 2010, we began strategically increasing our mortgage loan portfolio, which continued through 2011. For the years ended December 31, 2011 and 2010, we originated $956.9 million and $592.1 million, respectively, of new loans. Our mortgage loan portfolio totaled $2.5 billion and $1.7 billion as of December 31, 2011 and 2010, respectively. We carry our mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Our allowance includes a reserve for probable incurred but not specifically identified losses in the portfolio, and specific reserves for any non-performing loans. The reserve for probable incurred losses is based on our historical experience, third party data for expected losses on loans with similar loan-to-value, and debt service coverage ratios. Specific reserves are determined by comparing the carrying value of the loan to the expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the underlying collateral, if the loan is collateral-dependent. If our underwriting practices fail to capture accurate information or proves to be inadequate, we may incur losses, and those losses may exceed the amounts set aside as reserves.

As of December 31, 2011, no loans were classified as non-performing. However, due to the uncertain economic environment and the growth in our portfolio, the performance of our mortgage loan portfolio may decline in the future. In addition, the majority of our loans have balloon payment maturities, which may trigger future defaults on currently performing loans. An increase in the default rate of our mortgage loan investments, caused by current or worsening economic conditions or otherwise, could result in realized losses or increases in our allowance for credit losses and could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic concentration of our commercial mortgage loans may expose us to higher risk of adverse effects on our loan portfolio and, consequently, on our results of operations or financial condition. While we seek to mitigate this risk by having a diversified portfolio, events or developments that have a negative effect on any particular geographic region or economic sector may have a greater adverse effect on our loan portfolio. As of December 31, 2011, 32.2% of our commercial mortgage loans were located in California, primarily in the Los Angeles area, 12.1% were located in Washington and 10.5% were located in Texas.

For additional information on our mortgage loan portfolio, see Note 5 to the Consolidated Financial Statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

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

Unrealized gains or losses on available-for-sale securities are recognized as a component of AOCI and are therefore excluded from net income. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Our gross unrealized losses on available-for-sale fixed maturity and equity securities as of December 31, 2011 were $212.6 million. The portion of the gross unrealized losses for fixed maturity and equity securities where the estimated fair value has declined and remained below amortized cost or cost by 20% or more for six months or greater was $30.2 million as of December 31, 2011.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturities are reported at fair value on our consolidated balance sheets and represent approximately 87.5% of our invested assets as of December 31, 2011. The accounting guidance for fair value measurements establishes a three-level hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation models using unobservable inputs (Level 3). Level 2 and Level 3 measurements compose a significant portion of our invested assets; as of December 31, 2011, approximately $22.0 billion, or 96%, of our fixed maturities were categorized as Level 2 measurements, and $0.9 billion, or 4%, were categorized as Level 3. Because values for securities classified as Level 2 and Level 3 are not based on quoted market prices for identical instruments, the amount we realize upon settlement or maturity may differ significantly from our reported fair value. Additionally, multiple valuation methods may be applicable to a security, and the use of different methodologies and assumptions could materially affect the estimated fair value amounts. Decreases in valuations may result in unrealized losses recorded in stockholders’ equity or realized losses recorded in net income, which may have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2011, $936.4 million, or 4.1%, of our fixed maturities portfolio was invested in private placement securities, which are not actively traded. The fair values of $853.3 million, or 91.1%, of these assets are classified as Level 3, as they are determined using a discounted cash flow approach that requires the use of inputs that are not market-observable and involves significant judgment.

During periods of market disruption, including periods of significantly rising interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities (for example, corporate private placements) if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, valuations for those securities may require more subjectivity and management judgment, including valuation methods, inputs and assumptions that are less observable or require greater estimation. Rapidly changing and adverse credit and equity market conditions could also materially impact the valuation of securities reported in our consolidated financial statements, and the period-to-period changes in value could vary significantly.

To mitigate these risks, we use established, industry-standard valuation models consistently from period-to-period. For more information on our valuation methodology for invested assets, see Note 6 to the Consolidated Financial Statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Assets at Fair Value.”

Additionally, our investment management objective is to support the expected cash flows of our liabilities and to produce stable returns over the long term; thus, we typically hold our fixed maturities until maturity or until market conditions are favorable for the sale of such investments.

Downturns and volatility in equity markets could adversely affect our profitability.

We recognize changes in fair value of our investments in certain common stock, including REITs, or other equity-like securities in net income, through net realized investment gains (losses). These investments, which generally provide higher expected total returns over the long term, present a greater risk to preservation of principal than our fixed maturity investments. As of December 31, 2011, less than two percent of our invested assets were invested in securities whose changes in fair value are typically highly correlated with changes in the equity markets. While these investments do not represent a significant portion of our invested assets, a decline in the equity markets could have a significant adverse effect on our net income, and also increase volatility in results between periods. For example, for the year ended December 31, 2010, net gains on our equity securities trading portfolio were $32.6 million, as the S&P 500 Total Return Index improved approximately 15% that year. In the following year, ending December 31, 2011, net losses on our equity securities trading portfolio were $9.1 million, while the S&P 500 Total Return Index increased approximately 2% for the year. In another example, we implemented a new investment strategy during second quarter of 2011 focusing on real estate-related investments, which primarily consists of investments in REITs. For the year ended December 31, 2011, our REITs provided a total gross return of 2.7%. However, during 2011, we experienced volatility in our quarterly results including a total gross loss of (11.4)% for the third quarter, and a total gross gain of 15.3 % for the fourth quarter.

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

Health care costs in particular have risen substantially in recent history and may continue to do so. Our medical stop-loss products provide coverage for claims exceeding certain dollar thresholds for either individual or aggregate claims, and increased medical costs may result in higher claims. While we monitor claims costs and changes that may affect future costs, such as medical inflation, changing demographics and changes in the mix of our business, increases in medical costs may exceed our expectations or may not be properly factored into our pricing. This could adversely affect the results of operations in our Benefits segment.

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

In addition, we set prices for our insurance and certain annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, morbidity rates and mortality rates of our policyholders and contract holders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than our pricing assumptions, we could be required to make greater payments under our insurance and certain annuity contracts than we had projected. Our largest exposure to morbidity risk is in our medical stop-loss products, which we mitigate through reinsurance. For example, our specific stop-loss business is 100% reinsured for claims above $1.1 million. Our largest exposure to mortality risk is in our Life segment, which we also mitigate through reinsurance. Additionally, a general increase in mortality would be favorable to our Income Annuities segment, as we may pay fewer benefits than expected. Also in our Income Annuities segment, we can experience mortality losses on life contingent policies when mortality rates are lower than expected.

We regularly monitor our reserves and review our assumptions. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges in the period in which we make that determination, which could adversely affect our financial condition and results of operations. There were no significant adjustments to reserves due to inadequacy during 2011 or 2010.

Although certain of our products permit us to increase premiums or reduce benefits or crediting rates during the life of the policy or contract, these changes may not be sufficient to maintain profitability, or may reduce the attractiveness of our products relative to competitors. Moreover, many of our products either do not permit us to increase premiums or reduce benefits or may limit those changes during the life of the policy or contract. Therefore, significant deviations in experience from our assumptions regarding persistency, mortality and morbidity rates could have an adverse effect on our profitability.

The amount of statutory capital that we have and the amount of statutory capital that we must hold to meet rating agency, regulatory and other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions and changes in rating agency models.

We conduct the vast majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. The RBC formula for our insurance company subsidiaries establishes minimum capital requirements relating to insurance, business, asset and interest rate risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth or to support changes in the mix of business, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, changes in interest rates, changes in credit quality ratings for the bonds in our investment portfolio, and changes to the RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in scenarios of extended periods of very low interest rates, such as those experienced recently, the amount of statutory reserves that we are required to hold may increase, which reduces our statutory surplus. Annually we are required to assess statutory reserve adequacy and as of December 31, 2011, we established cash flow testing reserves of $60.0 million, which reduced our statutory surplus by approximately $39.0 million, net of tax. For further information on our cash flow testing reserves, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may face unanticipated losses if we are required to accelerate the amortization of deferred policy acquisition costs and/or deferred sales inducements if there are significant deviations in actual experience or in anticipated assumptions.

Deferred policy acquisition costs represent certain costs that vary with and are primarily related to the sale and issuance of our products and are deferred and amortized over the estimated life of the related contracts. These costs include commissions in excess of ultimate renewal commissions, certain sales incentives, and other costs such as underwriting and contract and policy issuance expenses. Deferred sales inducements represent bonus interest and excess interest mainly on our fixed deferred annuity products, which are deferred and reported in other assets on our consolidated balance sheets and amortized as interest credited over the estimated life of the related contracts. Under U.S. GAAP, DAC and DSI are amortized through income over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits for most of our products. As of December 31, 2011, we had $215.4 million of DAC and $54.2 million of DSI.

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

For further information on our DAC accounting policy, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs.”

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised by recognized authorities, including the Financial Accounting Standards Board (FASB). In 2010, the FASB issued a revised standard for DAC, which limits the costs that are eligible for deferral. This standard is effective for our 2012 fiscal year and will result in more acquisition costs being expensed as incurred, which will be partially offset by a decrease in related amortization expense. We retrospectively adopted this standard on January 1, 2012. For further discussion on the impacts of adoption, refer to Item 8 — “Financial Statement — Footnote 2 — Significant Accounting Policies.”

In addition, the FASB is developing new accounting standards in an effort to converge U.S. GAAP accounting with international accounting principles. As a part of this effort, new standards are being developed for accounting for insurance contracts, which would measure liabilities for insurance contracts based on the present value of estimated future cash flows to fulfill the contract. This could change the recognition and measurement of insurance obligations on our statement of financial position and impact the timing of the related income in our results of operations. The FASB is also drafting a new standard for financial instruments which, as currently proposed, would change the way assets and liabilities classified as financial instruments are recognized and measured, and change the way credit losses for financial assets are measured. Other standards are also being adopted as a part of this convergence project that would also impact our consolidated statements. If adopted, these accounting standards could change the current accounting treatment that we apply to our consolidated financial statements, and such changes could have an adverse effect on our reported financial condition and results of operations.

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

We utilize reinsurance to mitigate our risks in various circumstances, primarily related to our individual life and group products. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. The total reinsurance recoverables due from reinsurers was $295.6 million as of December 31, 2011, of which $117.4 million was recoverable from our single largest reinsurer. Our reinsurers may be unable or unwilling to pay the reinsurance recoverables owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition, results of operations and cash flows.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control can determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance, may not be able to obtain sufficient reinsurance on acceptable terms or may not be able to obtain reinsurance coverage, which could adversely affect our ability to write future business, offer new products or enter new markets, or result in the assumption of more risk with respect to those policies we issue. For further discussion on our reinsurance program, see Item 1 — “Business — Reinsurance.”

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

The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These could adversely impact the valuation and performance of our investment portfolio. Further, for products sold through our Benefits and Life Divisions, a localized event that affects one or more of our customers could cause a significant loss due to mortality or morbidity claims.

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

We use computer systems to store, retrieve, evaluate and use customer and company data and information. Additionally, our computer and information technology systems interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our business partners, to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, providing customer support, filing and paying claims and making changes to existing policies. We also use systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates.

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

Systems outages or outright failures would compromise our ability to perform critical functions in a timely manner. This could hurt our relationships with our business partners and customers and harm our ability to conduct business. In the event of a disaster such as a blackout, a computer virus, a cyber-attack, an industrial accident, a natural catastrophe, a terrorist attack or war, our systems may not be available to our employees, customers or business partners for an extended period of time. If our systems or our data are destroyed or disabled, employees may be unable to perform their duties for an extended period of time. Our systems could also be subject to similar disruptions due to physical and electronic break-ins or other types of unauthorized tampering with our systems. This may interrupt our business operations and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

A number of our businesses are subject to privacy regulations and confidentiality obligations. For example, the collection and use of patient data in our Benefits segment is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and certain of the activities conducted by our businesses are subject to the privacy regulations of the Gramm-Leach-Bliley Act. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information vary by business segment and may include, among other things:

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

We entered into a $300.0 million revolving credit facility on December 14, 2011, which replaced our previous $200.0 million facility. This credit facility also provides access to up to an additional $100 million of financing, subject to the availability of additional commitments. We rely on the facility as a potential source of liquidity, which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. As of December 31, 2011, we had no balance outstanding and we have had no borrowings under this facility since it was originally established. In connection with this facility, we have agreed to covenants that may impose significant operating and financial restrictions on us. These restrictions limit the incurrence of additional indebtedness by our subsidiaries, limit the ability of us and our subsidiaries to create liens and impose certain other operating limitations. These restrictions could limit our ability to obtain future financing or take advantage of business opportunities.

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

Symetra is a holding company for its insurance and financial subsidiaries with no significant operations of its own. Its principal sources of cash to meet its obligations and to pay dividends consist of dividends from its subsidiaries and permitted payments under tax sharing agreements with its subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. Based on our statutory results as of December 31, 2011, our insurance subsidiaries may pay dividends to us of up to $182.3 million in the aggregate during 2012 without obtaining regulatory approval. Competitive pressures generally require our insurance subsidiaries to maintain financial strength ratings, which are partly based on maintaining certain levels of capital. These restrictions and other regulatory requirements, such as minimum required risk-based capital ratios, affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to stockholders and service our debt.

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

Our principal stockholders, affiliates of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., each beneficially owned approximately 21.0% of our outstanding shares of common stock as of February 24, 2012 (including warrants exercisable for 9,487,872 shares held by affiliates of each of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc.). Accordingly, they may have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including amendments to our certificate of incorporation, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of our principal stockholders may not coincide with the interests of the other holders of our common stock.

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

U.S. federal and state securities laws apply to investment products that are also securities, including variable annuities and variable life insurance policies. As a result, some of our subsidiaries and the policies and contracts they offer are subject to regulation under these federal and state securities laws. Some of our insurance subsidiaries’ separate accounts are registered as investment companies under the Investment Company Act of 1940. Some subsidiaries are registered as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by FINRA. In addition, two of our subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940. These subsidiaries may also be impacted by interpretations and rules created as a result of the Dodd-Frank Act.

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

Legal and regulatory investigations and actions are increasingly common in our businesses and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. We may become subject to class actions and regulatory actions and we are or may become subject to individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. Such litigation or regulatory investigations may relate to the following:

•

Escheat practices relating to unclaimed life insurance death benefits have come under increased scrutiny by state insurance regulators. State insurance regulators are requesting insurance companies to report on their escheat practices and procedures for tracking and identifying claims that should have been but were not paid. As a result of these investigations, the state insurance regulators are looking to adopt regulations that would require insurance companies to perform regular checks against the Social Security Death Master File, as well as require insurance companies to collect more information needed to track policyholders, account holders and beneficiaries. It is possible that these requests by the state insurance regulators may result in payment to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to the Company’s escheat practices and procedures. We have responded to state insurance regulator requests for information and are implementing new processes and procedures to identify claims that were not previously reported.

•

The insurance industry has also been the focus of increased scrutiny and lawsuits related to retained asset accounts offered to beneficiaries, which offer access to benefits through drafts on interest-bearing accounts held by the insurer in lieu of a lump-sum payout. The lawsuits allege that customers were misled about access to and security of these funds, and that insurers unjustly profited through low crediting rates offered on the accounts. As of December 31, 2011, balances held in our retained asset accounts were $65.6 million, and we have not been the subject of any inquiries or lawsuits regarding these practices.

•

Annuity sales to seniors continue to be scrutinized by FINRA and state insurance regulators, and have been the source of industry litigation in situations where annuity sales have allegedly been unsuitable for the seniors’ financial needs.

•

Funding services have been viewed unfavorably in the past by consumer advocates and the media and have the potential to be misunderstood by regulators and courts. This is particularly the case where we offer funding services to payees of our own structured settlement annuities.

•

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

On March 23, 2010, President Obama signed into law The Patient Protection and Affordable Care Act, which brought substantial change to the insurance coverage for medical costs. PPACA directly or indirectly impacts our medical stop-loss and limited benefit medical businesses. A number of state governors have opposed certain of PPACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, including any changes with respect to self-insured health plans and, thus, our medical stop-loss business. Although our limited benefit medical product is exempt from many of the reforms mandated by PPACA due to its fixed indemnity design, it does not provide minimum essential coverage as defined under PPACA provisions effective in 2014. We will continue to monitor the implementation of PPACA and reassess our business strategies accordingly.

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

In addition, changes in tax laws could increase our company tax liability and income tax expense. For example, recent federal budget proposals, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, those proposals include modifying the dividends-received deduction for life insurance company separate accounts and expanding the interest expense disallowance for corporate- owned life insurance. If proposals of this type were enacted, our sales could be adversely affected, primarily variable products and BOLI, and our actual tax expense could increase, reducing earnings.

Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.

When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments which we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. In addition, certain states allow us to offset future assessments with premium tax offsets which are estimated and recorded as a corresponding asset. Existing liabilities may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations. In addition, future premium tax offsets may not be realized and we may be required to decrease our asset, which could also have an adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our headquarters in Bellevue, Washington, which consists of 222,000 square feet in the Symetra Center building and 72,000 square feet in the adjacent Key Center building. Leases for both facilities expire in 2015 with multiple options to renew. Our headquarters in Bellevue serves as the primary location for operations of all of our divisions. In addition to our headquarters, we lease 18 other properties throughout the U.S. which comprise a total of 80,000 square feet.

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

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the NYSE under the symbol “SYA” on January 22, 2010. The following table presents the high and low closing price for our common stock and the dividends declared per share during the 2011 and 2010 fiscal years:

	High	Low	Dividend Declared
2011:
Fourth quarter	$10.50	$7.67	$0.06
Third quarter	13.67	8.00	0.06
Second quarter	14.11	12.61	0.06
First quarter	14.30	12.65	0.05
2010:
Fourth quarter	$13.91	$10.35	$0.05
Third quarter	12.16	10.24	0.05
Second quarter	14.25	11.74	0.05
First quarter (1)	13.27	12.65	—

(1)	For the quarter ended March 31, 2010, we did not have stock traded on the NYSE until January 22, 2010. As a result, this data only reflects stock information after that date.

On February 24, 2012, there were approximately 25 registered holders of record for the common stock and 118.680 million shares outstanding.

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Index, and the S&P 500 Life and Health Index. The comparison assumes $100 was invested in our common stock and in each of the foregoing indexes on January 22, 2010. It also assumes the reinvestment of dividends. The graph covers the period of January 22, 2010, through December 31, 2011.

Dividend Policy

Since becoming a public company we have paid and intend to continue to pay quarterly cash dividends on our common stock and warrants. The declaration and payment of dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of our subsidiaries, legal requirements, regulatory constraints and other relevant factors. Further, we are a holding company with no significant business operations of our own and, as a result, our ability to pay future dividends is, in part, dependent upon receiving dividends from our subsidiaries. Dividends on our common stock will also be paid to holders of our outstanding warrants and restricted shares on a one-to-one basis.

For more information regarding our ability to pay dividends, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Liquidity” and Note 16 in the accompanying notes to the consolidated financial statements presented in Item 8 — “Financial Statements and Supplementary Statements.”

Purchases of equity securities by the issuer and affiliated purchasers

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2011 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period:

October 1, 2011 — October 31, 2011	—	—	—	—

November 1, 2011 — November 30, 2011	—	—	—	—

December 1, 2011 — December 31, 2011	2,087	$9.07	—	—

Total	2,087	$9.07	—	—

(1)	Restricted shares withheld to offset tax withholding obligations related to the vesting of restricted shares.

Item 6.	Selected Financial Data

The following selected financial data, except for non-GAAP financial measures, have been derived from our consolidated financial statements. The consolidated income statement data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010, except for the non-GAAP financial measures, have been derived from our consolidated financial statements included elsewhere herein. The consolidated income statement data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007, except for the non-GAAP financial measures, have been derived from the consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Consolidated Income Statement Data:
Revenues:
Premiums	$540.5	$473.0	$470.1	$486.1	$433.4
Net investment income	1,270.9	1,199.4	1,113.6	956.5	973.6
Policy fees, contract charges and other	180.7	166.3	159.9	166.5	165.8
Net realized investment gains (losses) (1):
Net impairment losses recognized in earnings	(14.1)	(20.9)	(86.5)	(86.4)	(16.2)
Other net realized investment gains (losses)	21.1	60.7	57.2	(71.6)	33.0

Total net realized investment gains (losses)	7.0	39.8	(29.3)	(158.0)	16.8

Total revenues	1,999.1	1,878.5	1,714.3	1,451.1	1,589.6
Benefits and expenses:
Policyholder benefits and claims	381.4	335.1	350.5	348.5	267.1
Interest credited	925.9	899.5	846.8	766.1	752.3
Other underwriting and operating expenses	296.1	256.7	252.7	265.8	281.9
Interest expense	32.1	31.9	31.8	31.9	21.5
Amortization of deferred policy acquisition costs	84.6	66.2	51.4	25.8	18.0

Total benefits and expenses	1,720.1	1,589.4	1,533.2	1,438.1	1,340.8

Income from operations before income taxes	279.0	289.1	181.1	13.0	248.8
Total provision (benefit) for income taxes	79.4	88.2	52.8	(9.1)	81.5

Net income	$199.6	$200.9	$128.3	$22.1	$167.3

Net income per common share (2):
Basic	$1.45	$1.48	$1.15	$0.20	$1.50

Diluted	$1.45	$1.48	$1.15	$0.20	$1.50

Weighted-average number of common shares outstanding:
Basic	137.491	135.609	111.622	111.622	111.622

Diluted	137.503	135.618	111.626	111.622	111.622

Cash dividends declared per common share	$0.23	$0.15	$—	$—	$1.79

Non-GAAP Financial Measures:
Adjusted operating income (7)*	$194.1	$175.2	$147.9	$122.9	$154.9

Adjusted operating income per common share (2)*:
Basic	$1.41	$1.29	$1.32	$1.10	$1.39

Diluted	$1.41	$1.29	$1.32	$1.10	$1.39

Reconciliation to net income:
Net income	$199.6	$200.9	$128.3	$22.1	$167.3
Less: Net realized investment gains (losses) (net of taxes)	4.6	25.9	(19.1)	(102.7)	10.9
Add: Net investment gains (losses) on FIA options (net of taxes)	(0.9)	0.2	0.5	(1.9)	(1.5)

Adjusted operating income (7)*	$194.1	$175.2	$147.9	$122.9	$154.9

	As of December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Consolidated Balance Sheet Data:
Total investments	$26,171.7	$23,500.2	$20,181.0	$16,252.5	$16,905.0
Total assets	28,212.7	25,636.9	22,435.4	19,229.6	19,560.2
Total notes payable	449.2	449.0	448.9	448.8	448.6
Separate account assets	795.8	881.7	840.1	716.2	1,181.9
Accumulated other comprehensive income (loss) (net of taxes) (AOCI)	1,013.5	432.5	(49.7)	(1,052.6)	(12.5)
Total stockholders’ equity	3,134.0	2,380.6	1,433.3	286.2	1,285.1
U.S. Statutory Financial Information:
Statutory capital and surplus	$1,822.8	$1,752.3	$1,415.4	$1,179.0	$1,225.0
Asset valuation reserve (AVR)	220.7	185.1	120.5	113.7	176.0

Statutory book value	$2,043.5	$1,937.4	$1,535.9	$1,292.7	$1,401.0

Book value per common share (3)	$22.77	$17.35	$12.83	$2.56	$11.51

Non-GAAP Financial Measures:
Adjusted book value*	$2,120.5	$1,948.1	$1,483.0	$1,338.8	$1,297.6

Reconciliation to stockholders’ equity:
Total stockholders’ equity	$3,134.0	$2,380.6	$1,433.3	$286.2	$1,285.1
Less: AOCI	1,013.5	432.5	(49.7)	(1,052.6)	(12.5)

Adjusted book value*	$2,120.5	$1,948.1	$1,483.0	$1,338.8	$1,297.6
Add: Assumed proceeds from exercise of warrants	218.1	218.1	218.1	218.1	218.1

Adjusted book value, as converted*	$2,338.6	$2,166.2	$1,701.1	$1,556.9	$1,515.7

Adjusted book value per common share (4)*	$17.87	$16.48	$15.99	$14.45	$14.01

Adjusted book value per common share, as converted (5)*	$16.99	$15.79	$15.23	$13.95	$13.58

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, unless otherwise stated)
Return on stockholders’ equity, or ROE	7.3%	9.3%	15.4%	2.6%	12.6%
Net income	$199.6	$200.9	$128.3	$22.1	$167.3
Average stockholders’ equity*	2,730.6	2,167.9	832.4	861.8	1,328.3
Non-GAAP Financial Measures:
Operating return on average equity, or ROAE*	9.5%	9.8%	10.5%	9.2%	11.2%
Adjusted operating income*	$194.1	$175.2	$147.9	$122.9	$154.9
Average adjusted book value*	2,033.7	1,795.4	1,407.8	1,329.8	1,380.2

*	Represents a non-GAAP measure. For a definition of these measures, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.”
(1)	We adopted new OTTI accounting guidance effective January 1, 2009, which changed the recognition and measurement of OTTI for fixed maturities.
(2)

Basic and diluted net income and adjusted operating income per common share include all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income and adjusted operating income per common share also include the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method.
(3)	Outstanding common shares and shares subject to outstanding warrants totaled 137.613 as of December 31, 2011, 137.192 as of December 31, 2010, 111.705 as of December 31, 2009, and 111.622 as of December 31, 2008 and 2007.
(4)	Outstanding common shares totaled 118.637 as of December 31, 2011, 118.216 as of December 31, 2010, 92.729 as of December 31, 2009, 92.646 as of December 31, 2008 and 2007.
(5)	Outstanding common shares and shares subject to outstanding warrants totaling 137.613 as of December 31, 2011, 137.192 as of December 31, 2010, 111.705 as of December 31, 2009, 111.622 as of December 31, 2008 and 2007. The warrants, which expire in 2014, have an exercise price of $11.49, and were out of the money as of December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements” and Item 1A — “Risk Factors.” You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes included in Item 8 — “Financial Statements and Supplementary Data” included in this Form 10-K, as well as the discussion under Item 6 — “Selected Financial Data.”

Management considers certain non-GAAP financial measures, including adjusted operating income; adjusted operating income per common share; adjusted book value; adjusted book value, as converted; adjusted book value per common share; adjusted book value per common share, as converted; average adjusted book value; and operating return on average equity (ROAE) to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition of these non-GAAP measures, see “— Use of non-GAAP Financial Measures.”

All amounts, except share and per share data, are in millions unless otherwise stated.

Overview

We are a financial services company in the life insurance industry providing employee benefits, annuities and life insurance through a national network of benefits consultants, financial institutions and independent agents and advisers. Our operations date back to 1957 and many of our distribution relationships have been in place for decades. We are headquartered in Bellevue, Washington and employ approximately 1,100 people in 18 offices across the United States, serving approximately 1.6 customers.

Our Operations

We manage our business through three divisions composed of four business segments:

Benefits Division

•

Benefits. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer MGU services.

Retirement Division

•	Deferred Annuities. We offer fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•

Income Annuities. We offer SPIAs to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement, and structured settlement annuities to fund third party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

Life Division

•	Life. We offer a wide array of insurance products such as term and universal life insurance, including single premium life insurance and BOLI.

In addition, we also have our Other segment which consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to our limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

See Note 19 to the Consolidated Financial Statements for financial results of our segments, including our operating revenues, for each of the last three fiscal years.

Current Outlook

As we continue to lay the groundwork for future growth, we, and the life insurance industry as a whole, face a difficult environment in managing both capital and risk. The ongoing concerns over European sovereign debt and credit markets, the prolonged low-interest rate environment, the United States’ growing deficit, prolonged high-levels of unemployment and the slow economic recovery continue to put pressure on financial services companies. We remain proactive in maintaining our spreads and capital levels in 2012 to continue creating stockholder value.

Interest rates continue to be extremely low. The United States Federal Reserve recently announced they have no plans to increase interest rates through 2014. Low interest rates and tight credit spreads continue to be a challenge for our interest-sensitive asset-based businesses, particularly sales of fixed annuities, SPIAs and universal life insurance policies. To mitigate the risk of unfavorable consequences in this environment, such as spread compression on our in force business, we remain proactive in our investment and product strategies, interest crediting strategies and overall asset-liability management practices. We feel that these strategies not only help us in the current low interest rate environment, but also could reduce the risk in rising interest rate scenarios where policyholders may increasingly lapse existing policies in favor of investing in new policies with higher credited rates.

To improve our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans we underwrite. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity. During 2011, we originated mortgage loans of $956.9 with an average yield of approximately 5.6%. This asset class comprised 9.6% of our invested assets as of December 31, 2011, up from 7.3% as of December 31, 2010.

To manage our way through this uncertain environment and grow profitably, we will continue to focus on the strategies outlined in Item 1 — “Business — Our Strategies.” In 2011, we made progress on our Grow & Diversify initiatives, including the following:

•	Acquired the renewal rights to a $120.0 block of medical stop-loss policies;

•	Filled key leadership positions and began infrastructure development to expand our presence in the group life and disability income marketplace;

•	Launched a new FIA product, Symetra Edge Pro®;

•	Started product and infrastructure development to offer a new variable annuity product; and

•	Launched new individual life products.

Our 2012 focus is to continue executing on our Grow & Diversify initiatives, while at the same time remaining focused on our core businesses and maintaining our financial strength ratings. We believe the Grow & Diversify initiatives will help us expand into less interest sensitive products and markets. In 2012, we are targeting the following:

•	Produce $25.0 of group life and disability income sales;

•	Build out the infrastructure to offer disability claims processing;

•	Launch our new variable annuity product and produce $250.0 in combined sales of our variable annuity and FIA product, and other products launched since 2011; and

•	Expand our Life segment distribution channel and produce $25.0 in combined UL, BOLI and COLI sales.

We believe we have adequate levels of capital to support our current business and to fund organic and transactional growth. We continue to look for acquisition opportunities that fit our strategies and help us drive improved earnings. However, the success of these and other strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements. The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Other-Than-Temporary Impairments (OTTI)

One of the significant estimates related to available-for-sale securities is the evaluation of investments for OTTI. We record an OTTI on fixed maturity securities in an unrealized loss position when one of the following occurs:

•	we do not expect to recover the amortized cost basis of the security, based on our estimate of cash flows expected to be collected; or

•	we intend to sell a security; or it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

Making the determinations as to whether one or more of these conditions exist often requires judgment. As part of this process, we analyze investments in an unrealized loss position to determine whether the decline in value is other-than-temporary. The impairment review involves the investment management team, including our portfolio asset managers. To make this determination, we consider both quantitative and qualitative criteria including:

•	how long and by how much the fair value has been below cost or amortized cost;

•

the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential, or compliance with terms and covenants of the security;

•	changes in the financial condition of the security’s underlying collateral;

•	any downgrades of the security by a rating agency;

•	any reduction or elimination of dividends or nonpayment of scheduled interest;

•	any regulatory developments; and

•	any decisions to reposition our security portfolio for liquidity needs.

For securities which are considered to have an OTTI, it is required that the losses be separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors (“noncredit loss”), which is recognized in other comprehensive income (loss), or OCI. For securities we intend to sell or for which it is more likely than not that we will be required to sell before recovery, the impairment charge is equal to the difference between the fair value and the amortized cost basis of the security in the period of determination. In determining our intent to sell a security or whether it is more likely than not that we will be required to sell a security, we evaluate facts and circumstances such as decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

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

As of December 31, 2011 and 2010, the fair value of our available-for-sale fixed maturity securities that were below cost or amortized cost by 20% or more was $260.0 and $163.0, respectively. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movements in credit spreads. Net income for the year ended December 31, 2011 would be reduced by approximately $107.3 on a pre-tax basis if all the securities in an unrealized loss position of more than 20% were deemed to be other than temporarily impaired and all of the unrealized loss was credit related.

For further discussion of our evaluation of investments for OTTI, see Note 6 to the Consolidated Financial Statements.

Assets at Fair Value

We carry certain assets on our consolidated balance sheets at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). U.S. GAAP establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. For further discussion of the levels of the fair value hierarchy, see Note 6 to the Consolidated Financial Statements.

The availability of market observable information is the principal factor in determining the level that our investments are assigned in the fair value hierarchy. The following tables summarize our assets carried at fair value and the respective fair value hierarchy, based on input levels:

	As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Level 3%
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$64.1	$—	$64.1	$—	—
State and political subdivisions	635.3	—	635.3	—	—
Corporate securities	16,204.3	—	15,450.3	754.0	3.1%
Residential mortgage-backed securities	3,625.0	—	3,625.0	—	—
Commercial mortgage-backed securities	1,837.0	—	1,821.1	15.9	0.1
Other debt obligations	539.5	—	388.4	151.1	0.6

Total fixed maturities, available-for-sale	22,905.2	—	21,984.2	921.0	3.8
Marketable equity securities, available-for-sale	50.3	0.5	44.8	5.0	0.1
Marketable equity securities, trading	381.7	381.1	—	0.6	—
Investments in limited partnerships (1)	27.8	—	—	27.8	0.1
Other invested assets	15.8	2.8	8.2	4.8	—

Total investments carried at fair value	23,380.8	384.4	22,037.2	959.2	4.0
Separate account assets	795.8	795.8	—	—	—

Total	$24,176.6	$1,180.2	$22,037.2	$959.2	4.0%

(1)	Includes investments in private equity and hedge funds.

	As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3%
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$33.1	$—	$33.1	$—	—
State and political subdivisions	452.8	—	452.8	—	—
Corporate securities	14,541.4	—	13,786.8	754.6	3.3%
Residential mortgage-backed securities	3,801.6	—	3,801.6	—	—
Commercial mortgage-backed securities	1,887.3	—	1,868.2	19.1	0.1
Other debt obligations	565.6	—	412.4	153.2	0.7

Total fixed maturities, available-for-sale	21,281.8	—	20,354.9	926.9	4.1
Marketable equity securities, available-for-sale	45.1	0.6	42.7	1.8	—
Marketable equity securities, trading	189.3	188.7	—	0.6	—
Investments in limited partnerships (1)	36.5	—	—	36.5	0.2
Other invested assets	6.4	2.6	—	3.8	—

Total investments carried at fair value	21,559.1	191.9	20,397.6	969.6	4.3
Separate account assets	881.7	881.7	—	—	—

Total	$22,440.8	$1,073.6	$20,397.6	$969.6	4.3%

(1)	Includes investments in private equity and hedge funds.

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

We determine the fair value of fixed maturities primarily by obtaining prices from third-party independent pricing services, which as of December 31, 2011 and 2010, priced 95.9% and 95.6%, respectively, of our fixed maturities. The third-party independent pricing services we use have policies and processes to ensure that they are using objectively verifiable, observable market data, including documentation on the observable market inputs used to determine the prices, by major security type. Securities are priced using evaluated pricing models that vary by asset class.

The standard inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed income securities do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, models are used to develop prepayment and interest rate scenarios, which take into account market convention. Our pricing services routinely review the inputs for the securities they cover; however, they do not provide an independent auditor’s report on controls over valuation.

We analyze the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, as well as the overall reasonableness and consistent use of inputs. We perform analytical reviews of changes in prices between reporting periods, periodic deep-dive analyses into pricing of selected securities, and back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sales price. Annually, we review documentation of the pricing methodologies and inputs used, by asset class, and participate in due diligence procedures, including walkthroughs of security pricing procedures and corroboration of prices with multiple pricing services for selected securities. Based upon our procedures, we believe that the values provided by our pricing services are accurate and determined in accordance with U.S. GAAP. We have engaged our pricing services in discussion regarding the valuation of a security; however, it has not been our practice to adjust their prices.

We use our judgment in assigning our fixed maturities to a level within the fair value hierarchy by determining whether significant pricing inputs are observable and if the market for a given security is active. When we have significant observable market inputs, which is the case when the security is priced by our pricing services, it is classified as a Level 2 measurement. If our pricing services determine that they do not have sufficient objectively verifiable information about a security, they will not provide a valuation for that security, and the security’s fair value is determined internally. The internal pricing models typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data, and the resulting fair values are classified as Level 3 measurements. This is generally the case for private placement securities, which account for 92.6% of our Level 3 fixed maturities.

As of December 31, 2011 and 2010, $936.4, or 4.1%, and $892.9, or 4.2%, respectively, of our fixed maturities portfolio was invested in private placement securities, a significant portion of which are not actively traded. The fair values of these assets are typically determined using a discounted cash flow approach. The valuation model requires the use of inputs that are not market-observable and involves significant judgment. The discount rate is based on the current Treasury curve adjusted for credit and liquidity factors. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving other similar securities. In limited situations, private placement securities are valued through the use of a single broker quote because the security is very thinly traded. In such situations, we consider the fair value a Level 3 measurement.

Fixed maturities categorized as Level 3 investments were $921.0 and $926.9 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had net unrealized gains of $75.2 and $57.9, respectively, on our Level 3 fixed maturities. For the year ended December 31, 2011 and 2010, we reported net realized losses of $4.5 and $5.0, respectively, on our Level 3 fixed maturities.

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

Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)

We defer as assets certain policy acquisition costs, including commissions, distribution costs and other underwriting costs, that vary with, and are primarily related to, the production of new and renewal business. We limit our deferral to acquisition expenses contained in our product pricing assumptions. When our DAC asset is amortized, it reduces income. We also defer as assets certain sales inducements, including inducement interest, which are included within other assets on our Consolidated Balance Sheets. When our DSI asset is amortized it increases interest credited and reduces income. The following table summarizes our DAC asset balances by segment:

	As of December 31,
	2011	2010
Benefits	$3.7	$3.6
Deferred Annuities	302.9	283.2
Income Annuities	37.9	31.2
Life	74.5	69.4

Total unamortized balance at end of period	419.0	387.4
Accumulated effect of net unrealized gains	(203.6)	(137.4)

Balance at end of period	$215.4	$250.0

The following table summarizes our DSI asset balances by segment:

	As of December 31,
	2011	2010
Deferred Annuities	$141.0	$104.7
Life	1.0	1.1

Total unamortized balance at end of period	142.0	105.8
Accumulated effect of net unrealized gains	(87.8)	(44.0)

Balance at end of period	$54.2	$61.8

Amortization of DAC and DSI

In our Benefits segment, the DAC amortization period for medical stop-loss policies is one year as these policies are one year policies and are renewed and repriced on an annual basis.

In our Deferred Annuities, Income Annuities and Life segments, we amortize DAC and DSI over the premium paying period or over the lives of the policies in proportion to the future estimated gross profits, or EGPs, of each of these product lines, as follows:

•

Deferred Annuities. The DAC amortization period is typically 20 years for deferred annuities, although most of the DAC amortization occurs within the first 10 years because the EGPs are highest during such period. It is common for deferred annuity policies to lapse after the surrender charge period expires. To amortize DSI, we use the same methodology, assumptions and amortization period as used in amortizing DAC.

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

Changes to assumptions can have a significant impact on DAC and DSI amortization. In the event actual experience differs from our assumptions or our future assumptions are revised, we adjust our EGPs, which could result in a significant increase in amortization expense. EGPs are adjusted quarterly to reflect actual experience to date. For example, for our deferred annuity products, if renewal crediting rates are greater or lower than the renewal crediting rates we assumed in our DAC and DSI asset amortization models, we would record a change in amortization expense to reflect the change in our EGPs. For future assumptions we complete a study and refine our estimates of future gross profits annually during the third quarter. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC and DSI asset amortization models. We also revise future assumptions as needed throughout the year if a significant transaction or trend is identified that would warrant a change in those assumptions. For the year ended December 31, 2011, we recorded net pre-tax adjustments totaling $(3.5) related to DAC and DSI unlocking.

The following would generally cause an increase in DAC and DSI amortization expense: increases to lapse and withdrawal rates in the current period, increases to expected renewal crediting rates, which may decrease interest margins, increases to expected future lapse and withdrawal rates, increases to future expected expense levels, increases to interest margins in the current period, decreases to expected future interest margins and significant investment prepayment activity and decreases to current or expected equity market returns.

We regularly conduct DAC and DSI recoverability analyses, where we compare the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC and DSI asset balances are considered recoverable if the present value of future profits is greater than the current DAC and DSI asset balances.

In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC and DSI asset balances, which currently relate to our deferred annuity, universal life, and BOLI products, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances: if we changed our future lapse and withdrawal rate assumptions by a factor of 10%, the effect on the DAC asset balance is approximately $6.4; if we changed our future expense assumptions by a factor of 10%, the effect on the DAC asset balance is $0.4.

The following depicts the sensitivities for our DSI asset balance: if we changed our future lapse and withdrawal rate assumptions by a factor of 10%, the effect on the DSI asset balance is approximately $2.3; if we changed our future expense assumptions by a factor of 10%, the effect on the DSI asset balance is $0.2. Subsequent to the January 1, 2012 restatement of our DAC balance (discussed below), we expect the DAC and DSI asset balance to grow during 2012 as we write new business, and as this occurs, we expect the sensitivities discussed above to grow accordingly. In addition, depending on the amount and the type of new business written in the future, we may determine that other assumptions may produce significant variations in our financial results.

We adjust the unamortized DAC and DSI balances for the accumulated effect of net unrealized gains or losses, which is recorded net of taxes in AOCI. This adjustment reflects the impact on estimated future gross profits as if the unrealized investment gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the low interest rate environment, and the corresponding adjustment decreases our DAC and DSI balances and AOCI. In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC and DSI adjustments would increase our DAC and DSI balances and increase AOCI. However, this adjustment is limited to cumulative capitalized acquisition costs plus interest, which would be $139.5, net of taxes of $75.1, in our Deferred Annuities segment and $11.6, net of taxes of $6.2, in our Life segment as of December 31, 2011. For DSI, this adjustment is limited to cumulative capitalized interest costs plus interest, which would be $51.5, net of taxes of $27.7.

Adoption of Accounting Standards Update (ASU)

During 2010, the FASB issued an ASU that limits deferrable acquisition costs to incremental costs directly related to the successful acquisition of an insurance contract. The standard does not change the methodology for amortizing DAC and does not impact the accounting for DSI. The adoption of this standard will result in more distribution, new business processing and underwriting costs being expensed as incurred and less amortization expense on a smaller DAC balance. Additionally, upon adoption, policy acquisition costs in our Benefits segment are no longer being deferred, as the application of the new standard to the short-duration contracts in this segment resulted in an immaterial net impact of deferral of acquisition costs.

We retrospectively adopted this standard on January 1, 2012. The impact of adoption is not reflected in our consolidated financial statements included herein. In future financial statements issued after adoption, beginning with first quarter 2012, we will restate our financial information for all periods presented. The following table summarizes the impact of adoption:

	As of December 31, 2011	Restatement Upon Adoption	Reduction (1)%
Deferred policy acquisition costs (2)	$215.4	$186.0	$(29.4)	(13.6)%
Book value	3,134.0	3,114.9	(19.1)	(0.6)
Adjusted book value	2,120.5	2,087.6	(32.9)	(1.6)

(1)	The reductions in book value and adjusted book value are presented net of taxes of $(10.3) and $(17.8), respectively.
(2)	Amounts are presented net of the accumulated effect of net unrealized investment gains of $(203.6), $(182.3) and $21.3, respectively.

	For the year ended December 31, 2011	Restatement Upon Adoption	Reduction	%
Net income	$199.6	$195.8	$(3.8)	(1.9)%

Further, we expect this ASU will decrease 2012 net income and adjusted operating income by an amount comparable to the 2011 reduction in restated net income.

The adoption of this standard in 2012 will not impact our deferral of commissions, premium taxes or premium-based assessments, as they are considered incremental direct costs and continue to be deferrable under the new guidance. For the year ended December 31, 2011, $89.9, or approximately 75%, of our total $118.8 deferred acquisition costs was related to commissions, premium taxes and premium-based assessments.

The most significant reduction in deferrals relates to costs for our wholesaler distribution structure. For the year ended December 31, 2011, these accounted for $13.0, or 11%, of total deferred acquisition costs. A significant portion of our wholesaler distribution expense is related to relationship management with key distributors such as financial institutions or BGAs. While we considered these activities critical to our distribution model, they do not meet the accounting standard criteria for direct contract selling activities and are not deferrable under the new standard. Upon adoption, we expect these deferrals will decrease by approximately 80%, which was $10.4 for the year ended December 31, 2011.

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

Sources of Revenues and Expenses

Our primary sources of revenues from our insurance operations are premiums, net investment income and policy fees and contract charges. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, and general business and operating expenses, net of DAC. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount, allocated investments, account values and time study results. We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value on our equity trading portfolio.

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

Net investment income

Net investment income represents the income earned on our investments, net of investment expenses, including prepayment related income such as bond make-whole payments. Net investment income also includes gains or losses from changes in the fair value of our investments in private equity fund limited partnerships and interest expense from amortization of tax credit investments.

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

Other underwriting and operating expenses

Other underwriting and operating expenses represent non-deferrable costs related to the acquisition and ongoing maintenance of insurance and investment contracts, including certain non-deferrable commissions, policy issuance expenses and other business and administrative operating costs.

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

Many of the non-GAAP measures, including adjusted book value, adjusted book value per common share, adjusted book value per common share, as converted, and operating ROAE are included specifically for the purpose of excluding AOCI from the GAAP measure stockholders’ equity. We present each of these non-GAAP measures because we believe investors find useful financial measures that remove the temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. This allows investors to assess our financial condition based on our general practice of holding our fixed investments to maturity. For example, we believe it is important that an investor not assume that an increase in stockholders’ equity driven by unrealized gains means our company has grown in value and alternatively, it is important that an investor not assume that a decrease in stockholders’ equity driven by unrealized losses means our company’s value has decreased.

In the following paragraphs, we provide definitions of our non-GAAP measures. For a reconciliation of these non-GAAP measures to their most directly comparable GAAP measures, see Item 6 — “Selected Financial Data”.

Adjusted Operating Income, Pre-tax Adjusted Operating Income, Adjusted Operating Income per Common Share — Basic, and Adjusted Operating Income per Common Share — Diluted

Adjusted Operating Income and Pre-tax Adjusted Operating Income

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

Pre-tax adjusted operating income is adjusted operating income on a pre-tax basis. It also represents the cumulative total of segment pre-tax adjusted operating income, which at the segment level is a GAAP measure. Income from operations before income taxes is the most directly comparable GAAP measure to pre-tax adjusted operating income.

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

In presenting adjusted operating income, we are excluding after-tax net realized investment gains (losses). In presenting pre-tax adjusted operating income, we are excluding pre-tax net realized investment gains (losses). The timing and amount of these gains and losses are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business. The one exception to the exclusion of realized investment gains and losses is the gains (losses) on our FIA options in our Deferred Annuities segment. Each year, we use the realized gains from our FIA options, similar to the way we use investment income, to meet our obligations associated with our FIA product, which credits interest to policyholder accounts based on equity market performance.

In addition to using adjusted operating income to evaluate our insurance operations, our management and board of directors have other uses for this measure, including managing our insurance liabilities and assessing achievement of our financial plan.

Adjusted Operating Income per Common Share — Basic and Adjusted Operating Income per Common Share — Diluted

Adjusted operating income per common share — basic, and adjusted operating income per common share — diluted, consist of adjusted operating income, divided by the GAAP-basis weighted average basic and diluted shares outstanding, respectively. Net income per common share — basic, and net income per common share — diluted, are the most directly comparable GAAP measures. See “Adjusted operating income” above, for an explanation of the differences between net income, which is the numerator for the GAAP measures, and adjusted operating income, the numerator for these non-GAAP measures.

We believe investors find it useful to review a per share measure of the results of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio, in order to evaluate their proportionate stake in the earnings of the insurance operations.

In addition to using adjusted operating income per common share — basic, and adjusted operating income per common share — diluted, to evaluate our insurance operations, our management and board of directors have other uses for this measure, including assessing achievement of our financial plan.

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

We purchase fixed maturities with durations and cash flows that match our estimate of when our insurance liabilities and other obligations will come due. We typically expect to hold our fixed maturities to maturity, using the principal and interest cash flows to pay our obligations over time. Since we expect to collect the contractual cash flows on these fixed maturities, we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. AOCI primarily fluctuates based on changes in the fair value of our fixed maturities, which is driven by factors outside of our control, including the movement of interest rates, credit spreads and the impact of credit market conditions.

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

Adjusted Book Value per Common Share, as converted

Adjusted book value, as converted consists of adjusted book value, plus the assumed proceeds from the exercise of outstanding warrants. This measure is used to calculate adjusted book value per common share, as converted which gives effect to the exercise of our outstanding warrants. Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the warrants, divided by the sum of outstanding common shares and shares subject to outstanding warrants. It assumes a full cash exercise of the warrants, regardless of the stock price. Book value per common share is the most directly comparable GAAP measure and is calculated as stockholders’ equity divided by the sum of our common shares outstanding and shares issuable pursuant to outstanding warrants.

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

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related Notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases and (decreases), respectively.

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues:
Premiums	$540.5	$473.0	$470.1	14.3%	0.6%
Net investment income	1,270.9	1,199.4	1,113.6	6.0	7.7
Policy fees, contract charges, and other	180.7	166.3	159.9	8.7	4.0
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(14.1)	(20.9)	(86.5)	32.5	75.8
Other net realized investment gains	21.1	60.7	57.2	(65.2)	6.1

Total net realized investment gains (losses)	7.0	39.8	(29.3)	(82.4)	*

Total revenues	1,999.1	1,878.5	1,714.3	6.4	9.6
Benefits and expenses:
Policyholder benefits and claims	381.4	335.1	350.5	13.8	(4.4)
Interest credited	925.9	899.5	846.8	2.9	6.2
Other underwriting and operating expenses	296.1	256.7	252.7	15.3	1.6
Interest expense	32.1	31.9	31.8	0.6	0.3
Amortization of deferred policy acquisition costs	84.6	66.2	51.4	27.8	28.8

Total benefits and expenses	1,720.1	1,589.4	1,533.2	8.2	3.7

Income from operations before income taxes	279.0	289.1	181.1	(3.5)	59.6
Total provision for income taxes	79.4	88.2	52.8	(10.0)	67.0

Net income	$199.6	$200.9	$128.3	(0.6)%	56.6%

Net income per common share (1):
Basic	$1.45	$1.48	$1.15	(2.0)%	28.7%
Diluted	$1.45	$1.48	$1.15	(2.0)	28.7
Weighted-average common shares outstanding:
Basic	137.491	135.609	111.622	1.4	21.5
Diluted	137.503	135.618	111.626	1.4	21.5

Non-GAAP Financial Measures:
Adjusted operating income	$194.1	$175.2	$147.9	10.8%	18.5%

Adjusted operating income per common share:
Basic	$1.41	$1.29	$1.32	9.3%	(2.3)%
Diluted	$1.41	$1.29	$1.32	9.3	(2.3)
Reconciliation to net income:
Net income	$199.6	$200.9	$128.3	(0.6)	56.6
Less: Net realized investment gains (losses) (net of taxes of $2.4, $13.9 and $(10.2))	4.6	25.9	(19.1)	(82.2)	*
Add: Net investment gains (losses) on FIA options (net of taxes of $(0.5), $0.1 and $0.3)	(0.9)	0.2	0.5	*	(60.0)

Adjusted operating income	$194.1	$175.2	$147.9	10.8%	18.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of diluted net income per share.

The following table sets forth pre-tax adjusted operating income, by segment:

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Segment pre-tax adjusted operating income (loss):
Benefits	$79.2	$71.6	$55.4	10.6%	29.2%
Deferred Annuities	102.1	81.3	58.6	25.6	38.7
Income Annuities	35.1	33.2	42.4	5.7	(21.7)
Life	64.9	74.9	66.3	(13.4)	13.0
Other	(10.7)	(11.4)	(11.5)	6.1	0.9

Pre-tax adjusted operating income (1)	$270.6	$249.6	$211.2	8.4	18.2

Add: Net realized investment gains (losses), excluding FIA options	8.4	39.5	(30.1)	(78.7)	*

Income from operations before income taxes	$279.0	$289.1	$181.1	(3.5)%	59.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Represents a non-GAAP measure. For a definition of this measure, see — “Use of non-GAAP Financial Measures.”

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Net income decreased $1.3 as a result of lower net realized investment gains partially offset by higher pre-tax adjusted operating income. In addition, the provision for income taxes decreased $8.8 primarily due to lower pre-tax income and an increase in tax credits, which drove a lower effective tax rate, 28.5% for the year ended December 31, 2011 compared to 30.5% for 2010.

Net realized investment gains decreased $32.8. This was driven by net equity losses related to fair value declines, partially offset by lower impairments of $6.8. Net equity losses were $(9.1) in 2011, compared to net gains of $32.6 for the same period in 2010. For further discussion of our investment results and portfolio, including a discussion of our impairment losses, refer to “— Investments” below.

Further discussion of pre-tax adjusted operating income drivers:

Pre-tax adjusted operating income increased on higher profitability in three of our four operating segments. Included in our 2011 segment results is $23.0 of net investment income, received mainly in the fourth quarter of 2011, related to investment prepayments (primarily bond make-whole premiums from investments in our Deferred Annuities and Life segments, and our prepayment speed adjustment), offset by related DAC and DSI unlocking expenses totaling $4.8. This compares to $14.5 of prepayment related income in 2010. In addition, other underwriting and operating expenses increased $39.4 over prior year levels, primarily due to higher employee-related expenses and professional services expenses, including costs related to our Grow and Diversity initiatives, as well as operational expenses related to the American United Life (AUL) business (discussed further below).

Our Benefits segment’s profitability increased $7.6 due to an improved stop-loss loss ratio on a larger block of medical stop-loss business. On July 1, 2011, we assumed medical stop-loss policies from AUL and acquired the renewal rights for their stop-loss business. The AUL transaction accounts for the majority of the increase in premiums and policyholder benefits and claims. For the full year 2011, the loss ratio decreased to 63.1%, from 64.9%, in 2010.

Our Deferred Annuities segment’s profitability increased $20.8 as our account values grew to $10.6 billion, resulting in a $35.8 increase in the investment margin (net investment income less interest credited). Also contributing to the increase was $9.2 of investment prepayment related income, net of DAC and DSI unlocking. The increase in fixed account values also drove an offsetting $13.4 increase in DAC amortization.

Our Income Annuities segment’s profitability increased $1.9 on mortality gains and funding services activity that more than offset the impact of lower reserves and lower prepayment speed adjustment income on mortgage-backed securities (MBS).

Our Life segment’s profitability decreased $10.0 primarily due to the favorable impact of a $7.4 reserve release in the first quarter of 2010 and a $3.6 increase in individual claims. These items were partially offset by increased income on higher BOLI account values and $5.0 of investment prepayment related income.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Summary of Results

Net income increased $72.6 as a result of net realized investment gains and higher pre-tax adjusted operating income, which also led to an increase in our tax provision. Pre-tax adjusted operating income increased on higher profitability in three of our four operating segments as discussed below in more detail.

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

Further discussion of pre-tax adjusted operating income drivers:

Our Benefits segment’s profitability increased $16.2 as our loss ratio improved to 64.9% for the year ended December 31, 2010 from 68.3% for the same period in 2009. This improvement was driven by medical stop-loss pricing increases initiated in late 2009, and improved limited benefit medical underwriting results on increased premiums.

Our Deferred Annuities segment’s profitability increased $22.7 as the investment margin increased $38.2 on a $1.6 billion increase in our fixed account values, driven by strong sales for the three years ended 2010. Partially offsetting the increase in the investment margin was a $16.0 increase in DAC amortization also related to the increase in fixed account values as our DAC balances grew from increased sales.

Our Income Annuities segment’s results decreased $9.2 due primarily to unfavorable mortality with mortality losses of $2.6 for 2010, compared to mortality gains of $5.1 for 2009. Slightly offsetting this was an improved interest spread on reserves, which increased to 0.57% for the year ended December 31, 2010 compared to 0.53% for the same period of 2009. This improvement was driven by increased originations of mortgage loans and a reduction in interest credited.

Our Life segment’s profitability increased $8.6 on impacts related to decreased individual insurance claims. Life’s results for the year ended December 31, 2010 also included a $7.4 benefit related to the release of bonus interest reserves and decreased amortization of deferred acquisition costs as the credited interest rate on our universal life products was adjusted downward to the guaranteed minimum over 2010. This was partially offset by a decrease in the BOLI return on assets (ROA) driven by a decrease in the PGAAP reserve amortization, and an increase in BOLI general account claims.

Division Operating Results

The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Life and Other) for the years ended December 31, 2011, 2010 and 2009 are set forth in the following respective sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenues:
Premiums	$501.1	$433.2	$432.2	15.7%	0.2%
Net investment income	18.1	18.7	17.8	(3.2)	5.1
Policy fees, contract charges, and other	14.1	11.7	14.9	20.5	(21.5)

Total operating revenues	533.3	463.6	464.9	15.0	(0.3)
Benefits and expenses:
Policyholder benefits and claims	316.1	281.3	295.4	12.4	(4.8)
Other underwriting and operating expenses	129.8	102.6	106.2	26.5	(3.4)
Amortization of deferred policy acquisition costs	8.2	8.1	7.9	1.2	2.5

Total benefits and expenses	454.1	392.0	409.5	15.8	(4.3)

Segment pre-tax adjusted operating income	$79.2	$71.6	$55.4	10.6%	29.2%

The following table sets forth selected historical operating metrics relating to our Benefits segment as of, or for the years ended:

	December 31,
	2011	2010	2009
Loss ratio (1)	63.1%	64.9%	68.3%
Expense ratio (2)	26.5	24.7	24.5

Combined ratio (3)	89.6	89.6	92.8

Medical stop-loss — loss ratio (4)	64.7	66.6	69.8
Total sales (5)	$118.7	$95.5	$91.3

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations and amortization of DAC divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $7.6, primarily the result of an improved loss ratio and the AUL transaction. For the year ended December 31, 2011, the loss ratio improved to 63.1%, compared to 64.9% for the same period in 2010, which was driven by a focus on pricing discipline during our 2010 and 2011 policy year renewals.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $67.9 driven by the AUL transaction and a $9.2 increase in limited benefit medical premiums, a result of higher sales. Policy fees, contract charges, and other increased $2.4 primarily due to growth in our MGU business.

Benefits and Expenses

Policyholder benefits and claims increased $34.8 primarily driven by the AUL transaction. Overall, the loss ratio decreased from 2010, which reflects a lower frequency and severity of claims as well as our pricing discipline during our 2010 and 2011 policy year renewals.

The increase in other underwriting and operating expenses of $27.2 was primarily related to the AUL transaction. Also contributing to the increase were higher employee related costs, increased commissions and $3.0 of expenses related to the expansion of our group life and disability operations as part of the Grow & Diversify strategy.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

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

Benefits and Expenses

The $3.6 decrease in other underwriting and operating expenses was primarily the result of the sale of our third party administrator, described above.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenues:
Net investment income	$527.6	$462.9	$388.0	14.0%	19.3%
Policy fees, contract charges, and other	20.3	19.3	16.8	5.2	14.9
Net investment gains (losses) on FIA options	(1.4)	0.3	0.8	*	(62.5)

Total operating revenues	546.5	482.5	405.6	13.3	19.0
Benefits and expenses:
Policyholder benefits and claims	0.2	0.1	(2.2)	100.0	*
Interest credited	322.5	293.6	256.9	9.8	14.3
Other underwriting and operating expenses	55.9	55.1	55.9	1.5	(1.4)
Amortization of deferred policy acquisition costs	65.8	52.4	36.4	25.6	44.0

Total benefits and expenses	444.4	401.2	347.0	10.8	15.6

Segment pre-tax adjusted operating income	$102.1	$81.3	$58.6	25.6%	38.7%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the years ended:

	December 31,
	2011	2010	2009
Account values — Fixed annuities	$10,613.1	$9,243.7	7,655.7
Account values — Variable annuities	713.8	791.1	755.7
Interest spread (1)	1.94%	1.87%	1.81%
Base interest spread (2)	1.82%	1.80%	1.80%
Total sales (3)	$1,815.3	$1,810.7	$2,228.4

(1)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, net of any related deferred sales inducement unlocking, and the MBS prepayment speed adjustment.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $20.8 primarily driven by higher fixed annuities account values, which increased $1.4 billion to $10.6 billion. Also contributing to the increase in income was $9.2 of investment prepayment related income, net of unlocking, the majority of which was received in the fourth quarter of 2011. As a result of the low interest rate environment, fixed maturity yields decreased; however, base interest spreads were slightly higher year-over-year, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $64.7, driven by a $1.5 billion increase in average invested assets from increased fixed annuities account values. In addition, we received $14.0 of investment prepayment related income, primarily in the fourth quarter of 2011. The growth in average invested assets was partially offset by lower yields on fixed maturity purchases.

Benefits and Expenses

Interest credited increased $28.9, primarily due to a $1.4 billion increase in fixed annuities account values. The higher account values also led to a $13.4 increase in DAC amortization. Included in the interest credited and DAC amortization increases is $4.8 of DAC and DSI unlocking expense recorded in the fourth quarter of 2011 related to the investment prepayment income, offset by a $2.5 benefit from DAC unlocking in the third quarter of 2011.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Summary of Results

Segment pre-tax adjusted operating income increased $22.7 driven by an increase in fixed account values and $4.9 of additional investment prepayment related income received in 2010, resulting in an increased investment margin. This was partially offset by an increase in DAC amortization which is also related to an increase in account value driven by higher sales.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $74.9, which was driven by a $1.5 billion increase in average invested assets from increased fixed annuities account values. Further growth of net investment income was limited in 2009 and, to a lesser extent, 2010 as sales during a tight credit market resulted in us carrying higher cash balances, which earn lower yields than we would during more normal economic periods. During 2010, we began investing in U.S. Treasury securities as a strategy to help reduce cash levels and increase yields.

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

Benefits and Expenses

Interest credited increased $36.7 primarily due to a $1.6 billion increase in fixed account values driven by strong sales of fixed deferred annuity products in 2008 through 2010.

Amortization of DAC increased $16.0, which was driven by a growing block of business and corresponding growth in our DAC asset.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenues:
Net investment income	$413.1	$422.7	$422.4	(2.3)%	0.1%
Policy fees, contract charges, and other	1.8	0.8	0.5	*	60.0

Total operating revenues	414.9	423.5	422.9	(2.0)	0.1
Benefits and expenses:
Interest credited	353.0	366.3	357.9	(3.6)	2.3
Other underwriting and operating expenses	24.3	22.0	21.0	10.5	4.8
Amortization of deferred policy acquisition costs	2.5	2.0	1.6	25.0	25.0

Total benefits and expenses	379.8	390.3	380.5	(2.7)	2.6

Segment pre-tax adjusted operating income	$35.1	$33.2	$42.4	5.7%	(21.7)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the years ended:

	December 31,
	2011	2010	2009
Reserves (1)	$6,608.3	$6,676.8	6,726.3
Interest spread (2)	0.53%	0.57%	0.53%
Base interest spread (3)	0.50	0.49	0.49
MBS prepayment speed adjustment (4)	$1.2	$3.0	$2.4
Mortality gains (losses) (5)	0.3	(2.6)	5.1
Total sales (6)	221.9	260.0	251.8

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums and the MBS prepayment speed adjustment.
(4)	MBS prepayment speed adjustment is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.
(5)	Mortality gains (losses) represents the difference between actual and expected reserves released on our life contingent annuities.
(6)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $1.9 on mortality gains and funding services activity that more than offset the impact of lower reserves and lower MBS prepayment speed adjustment income.

In addition to the driver discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $9.6 due to declines in average invested assets on lower reserves and lower year-over-year investment prepayment related income. In addition, we experienced lower investment yields on fixed maturity purchases and mortgage loan originations.

Benefits and Expenses

Interest credited decreased $13.3 due to favorable changes in mortality experience, increased funding services activity and lower reserves. We experienced mortality gains of $0.3 for 2011, compared to losses of $2.6 for 2010. Funding services increased $5.9 during 2011 driven by an increase in the number of cases factored.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

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

Operating Revenues

Net investment income increased slightly, the net effect of $5.8 of additional income from mortgage loans offset by a $5.5 reduction due to a smaller fixed maturities portfolio related to decreased reserves. The increase in income from mortgage loans was due to increased originations, which increased our average assets invested in mortgage loans in this segment by $74.9 to $386.4.

Benefits and Expenses

Interest credited increased $8.4 primarily driven by a $7.7 unfavorable fluctuation in our mortality experience as we experienced mortality losses of $2.6 in 2010 versus mortality gains of $5.1 in 2009. The gains from the first quarter of 2009 were the highest quarterly mortality gains we have experienced over the past five years. In addition, the $3.9 reduction in benefit from funding services activity was driven by a decrease in the number of cases factored due to strong competition in this market. Offsetting these increases was a $3.1 reduction in interest credited due to lower reserves.

Life

The following table sets forth the results of operations relating to our Life segment:

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenues:
Premiums	$39.4	$39.8	$37.9	(1.0)%	5.0%
Net investment income	288.5	271.3	265.2	6.3	2.3
Policy fees, contract charges, and other	124.1	118.3	116.7	4.9	1.4

Total operating revenues	452.0	429.4	419.8	5.3	2.3
Benefits and expenses:
Policyholder benefits and claims	65.1	53.7	57.3	21.2	(6.3)
Interest credited	253.0	242.7	235.3	4.2	3.1
Other underwriting and operating expenses	60.9	54.4	55.4	11.9	(1.8)
Amortization of deferred policy acquisition costs	8.1	3.7	5.5	*	(32.7)

Total benefits and expenses	387.1	354.5	353.5	9.2	0.3

Segment pre-tax adjusted operating income	$64.9	$74.9	$66.3	(13.4)%	13.0%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the years ended:

	December 31,
	2011	2010	2009
Individual insurance:
Individual insurance in force (1)	$36,918.8	$38,011.5	38,683.7
Individual claims (2)	54.3	50.7	$53.5
Annualized mortality rate (3)	0.15%	0.13%	0.14%
UL account value (4)	$678.9	$607.0	583.8
UL interest spread (5)	1.31%	1.50%	1.20%
Individual sales (6)	$11.7	$10.2	$10.5
BOLI:
BOLI insurance in force (1)	$12,584.0	$12,667.5	11,346.6
BOLI account value (4)	4,491.5	4,365.4	3,789.1
BOLI ROA (7)	1.02%	1.03%	1.08%
BOLI base ROA (8)	0.98%	0.97%	1.04%
BOLI sales (9)	$—	$46.1	$2.5

(1)	Insurance in force represents dollar face amounts of policies without adjustment for reinsurance.
(2)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(3)	Annualized mortality rate is defined as annualized individual claims divided by insurance in force.
(4)	UL account value and BOLI account value represent our liabilities to our policyholders.
(5)

UL interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees. The UL interest spread is decreasing as the SPL product becomes a larger portion of the total UL account value. The SPL product’s cost of insurance and mortality and expense fee revenue is not reflected in the interest spread. The credited rate to policyholders for the year ended December 31, 2011 and 2010 were adjusted to exclude UL reserve adjustments. Without these adjustment, the 2011 and 2010 UL interest spreads would have been 1.04% and 2.50%, respectively.
(6)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.
(7)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(8)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(9)	BOLI sales represent 10% of new BOLI total deposits.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income decreased $10.0 primarily due to a $7.4 reserve release in the first quarter of 2010 causing a reduction in benefits and expenses. In addition, year-over-year individual claims were higher and we recorded unfavorable reserve modifications in 2011. Also contributing to the decrease was an increase in other underwriting and operating expenses due primarily to expenses related to our Grow & Diversify initiative and employee-related expenses. These items were partially offset by increased income on higher BOLI account values and investment prepayment related income.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $17.2 due to an increase in average invested assets, primarily related to higher BOLI account values which grew from strong persistency and sales in the fourth quarter of 2010, and $5.0 of investment prepayment related income received primarily in the fourth quarter of 2011, compared to $3.1 in 2010.

Benefits and Expenses

Benefits and expenses increased $32.6 partially due to a bonus reserve decrease in 2010, which reduced total benefits and expenses by $7.4, which included the impact on DAC amortization.

Excluding the effects of the bonus reserve decrease, interest credited and policyholder benefits and claims increased $15.7. This was primarily due to an increase in BOLI account value, which also contributed to an increase in DAC amortization. Reserve modifications reduced policyholder benefits and claims by $2.1 and increased interest credited $4.0, for a net impact of $1.9. In addition, other underwriting and operating expenses increased $6.5 due primarily to employee-related expenses.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

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

Operating Revenues

Premiums increased $1.9 driven by an increase in premium from our term products. This increase is primarily the result of a change in reinsurance coverage obtained on new terms sales, which lowered our ceded premiums.

Net investment income increased $6.1. Of this increase, $14.0 was due to an increase in average invested assets, which increased to $5.2 billion from $4.9 billion mainly due to growth in the BOLI account value. This was partially offset by a negative rate variance of $7.9 as yields declined.

Benefits and Expenses

Due to the low interest rate environment, the credited interest rate on a universal life product was adjusted downward beginning first quarter 2010 to the guaranteed minimum rate. For this product, bonus interest is not earned if the credited rate is equal to the guaranteed minimum. As a result, during the first quarter of 2010, we released bonus interest reserves of $6.0 recorded in policyholder benefits and claims, benefited from a $1.7 reduction in DAC amortization due to the unlocking of future assumptions and recorded a $(0.3) adjustment to policy fees, contract charges and other. In addition, policyholder benefits and claims decreased due to individual insurance claims, decreasing $2.8.

Interest credited increased $7.4 primarily due to growth in BOLI account value as a result of strong persistency and new sales in 2010.

Other

The following table sets forth the results of operations relating to our Other segment:

	Years Ended December 31,			Variance (%)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Operating revenues:
Net investment income	$23.6	$23.8	$20.2	(0.8)%	17.8%
Policy fees, contract charges, and other	20.4	16.2	11.0	25.9	47.3

Total operating revenues	44.0	40.0	31.2	10.0	28.2
Benefits and expenses:
Interest credited	(2.6)	(3.1)	(3.3)	16.1	6.1
Other underwriting and operating expenses	25.2	22.6	14.2	11.5	59.2
Interest expense	32.1	31.9	31.8	0.6	0.3

Total benefits and expenses	54.7	51.4	42.7	6.4	20.4

Segment pre-tax adjusted operating loss	$(10.7)	$(11.4)	$(11.5)	6.1%	0.9%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Our Other segment’s pre-tax adjusted operating loss of $(10.7) for the year ended December 31, 2011 improved $0.7 from a loss of $(11.4) for the same period in 2010. Policy fees, contract charges, and other increased $4.2 due to higher broker-dealer concession revenue and advisory fees, which were partially offset by a $3.2 increase in related commissions.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $(11.4) and $(11.5) for the years ended December 31, 2010 and 2009, respectively. Contributing to the 2010 losses were other underwriting and operating expenses, which increased $8.4 due to $3.4 of transition expenses, primarily severance, related to the change in our CEO and other management positions in 2010. The remaining increase relates to higher broker-dealer commission expense on higher sales, which is offset by a $5.2 increase in policy fees, contract charges, and other. The $3.6 increase in net investment income was due to an increase in invested assets in the surplus portfolio, offset by a decrease in private equity and hedge fund income.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of December 31, 2011 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our marked-to-market portfolio of equity securities, also referred to as our equity investments, support investment strategies, as well as asset and liability matching strategies for certain long-duration insurance products. The equity investments include common stock, investments in REITs, and convertible bonds. We believe that prudent levels of equity investments offer enhanced long term, after-tax total returns to support a portion of our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of December 31, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$21,968.8	83.9%	$20,388.9	86.8%
Private	936.4	3.6	892.9	3.8
Marketable equity securities, available-for-sale (1)	50.3	0.2	45.1	0.2
Marketable equity securities, trading (2)	381.7	1.4	189.3	0.8
Mortgage loans, net	2,517.6	9.6	1,713.0	7.3
Policy loans	69.0	0.3	71.5	0.3
Investments in limited partnerships (3):
Private equity funds	27.8	0.1	36.5	0.1
Tax credit investments	199.1	0.8	150.4	0.6
Other invested assets	21.0	0.1	12.6	0.1

Total	$26,171.7	100.0%	$23,500.2	100.0%

(1)	Primarily includes non-redeemable preferred stock.
(2)	Includes investments in common stock, including REITs.
(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.

The increase in invested assets during the year ended December 31, 2011 is primarily due to portfolio growth generated by sales of fixed deferred annuities and a net increase in the fair value of our fixed maturities. As of December 31, 2011 we had net unrealized gains of $1.8 billion on our fixed maturities compared with $865.3 of net unrealized gains as of December 31, 2010. Contributing to the increase in net unrealized gains is a rise in market prices on older, higher-yielding fixed maturities in the current lower yield environment.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Years Ended December 31,
	2011		2010		2009
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.51%	$1,151.9	5.72%	$1,119.9	5.89%	$1,048.1
Marketable equity securities, available-for-sale	6.45	3.4	6.44	3.4	6.43	3.4
Marketable equity securities, trading	2.57	7.7	1.84	3.0	1.60	2.5
Mortgage loans, net	6.40	133.3	6.44	89.1	6.35	67.4
Policy loans	4.86	3.4	5.93	4.3	5.90	4.4
Investments in limited partnerships:
Private equity and hedge funds	15.21	4.4	15.64	5.4	15.52	8.9
Affordable housing (2)	(6.59)	(14.1)	(6.59)	(9.7)	(8.42)	(9.0)
Other income producing assets (3)	1.95	6.3	1.22	4.9	1.53	7.5

Gross investment income before investment expenses	5.41	1,296.3	5.59	1,220.3	5.72	1,133.2
Investment expenses	(0.11)	(25.4)	(0.10)	(20.9)	(0.10)	(19.6)

Net investment income	5.30%	$1,270.9	5.49%	$1,199.4	5.62%	$1,113.6

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative yield from affordable housing investments is offset by U.S. federal income tax benefits. The total impact to net income was $6.2, $4.6 and $3.7 for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the year ended December 31, 2011 net investment income increased 6.0% compared to 2010. This increase was driven by higher invested assets on strong sales of our fixed deferred annuities in 2009 through 2011. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yields, which decreased to 5.30% in 2011 from 5.49% in 2010. The reduction in yields is the effect of the prolonged low interest rate environment as we have experienced lower yields on purchases and reinvestment of fixed maturities. Overall yields on fixed maturity purchases in 2011 were 198 basis points (bps) lower than the average yield on existing fixed maturities. Our yields would have been lower without the impact of prepayment related income. Included in our fixed maturity yields is the impact of bond prepayments and corporate action activity, such as make-whole and consent fees on early calls of fixed maturities. During 2011, these generated 8 bps of yield, compared to 4 bps in 2010. To improve our overall yields, we continued to increase our underwriting of commercial mortgage loans throughout 2011 and 2010.

For the year ended December 31, 2010 net investment income increased 7.7% compared to 2009. This increase was also driven by higher invested assets on strong sales of our fixed deferred annuities in 2009 through 2010. Net investment income growth was limited by declining net investment yields, a result of the low interest rate environment.

For the years ended December 31, 2011 and 2010, the Company had average daily cash balances of $243.4 and $302.3, respectively. The decrease in the average daily cash balance is primarily driven by an improvement in our ability to acquire high quality, attractive yielding investments as credit markets improve.

Net Realized Investment Gains (Losses)

For the year ended December 31, 2011, our portfolio produced net realized gains of $7.0, compared to gains of $39.8 for the same period in 2010. We experienced a $(41.7) marked-to-market decline in the performance of our equity investments, which generated losses of $(9.1) in 2011 compared to gains of $32.6 in 2010, which is discussed further in our “— Return on Equity Investments” section. Partially offsetting this decline was a $6.8 improvement in impairments.

For the year ended December 31, 2010, our portfolio produced net realized gains of $39.8, compared to losses of $(29.3) for the same period in 2009. This improvement was driven by a $65.6 decline impairments, which were $20.9 in 2010 compared to $86.5 in 2009.

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	Years Ended December 31,
	2011	2010	2009
Gross realized gains on sales of fixed maturities	$38.9	$31.3	$25.5

Gross realized losses on sales of fixed maturities	(8.1)	(10.1)	(23.3)

Impairments:
Public fixed maturities (1)	(4.5)	(6.9)	(50.9)
Private fixed maturities	(1.0)	(8.4)	(6.9)

Total credit-related	(5.5)	(15.3)	(57.8)
Other	(8.6)	(5.6)	(28.7)

Total impairments	(14.1)	(20.9)	(86.5)

Net gains (losses) on marketable equity securities, trading	(9.1)	32.6	36.4

Other net investment gains (losses) (2):
Other gross gains	29.2	27.5	32.1
Other gross losses	(29.8)	(20.6)	(13.5)

Net realized investment gains (losses) before taxes	$7.0	$39.8	$(29.3)

(1)	Public fixed maturities includes publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and DSI.

Impairments

We monitor our investments for indicators of possible credit-related impairments, with a focus on securities that represent a significant risk of impairment. This is primarily securities for which the fair value has declined below amortized cost by 20% or more for a period of six months or more, or for which we have concerns about the creditworthiness of the issuer based on qualitative information. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying Consolidated Financial Statements.

Impairments for the years ended December 31, 2011, 2010 and 2009 were $14.1, $20.9 and $86.5, respectively. The continued decline in impairments is primarily attributable to improved economic conditions in 2011 and 2010 compared to 2009, and reduced credit concerns as credit-related impairments decreased $9.8 from 2010 to 2011, and $42.5 from 2009 to 2010. For those issuers for which we recorded an impairment during 2011, we had remaining holdings with an amortized cost of $446.6 and a fair value of $445.9 as of December 31, 2011. We believe the amortized cost of these securities is recoverable based on market prices or our estimated recovery values for these securities.

Fixed Maturity Securities

Fixed maturities represented approximately 88% and 91% of invested assets as of December 31, 2011 and 2010, respectively. As of December 31, 2011, publicly traded and privately placed fixed maturities represented 95.9% and 4.1%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.

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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of December 31, 2011			As of December 31, 2010
		Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,684.8	$13,987.6	61.1%	$12,453.2	$13,042.4	61.3%
2	BBB	6,792.9	7,409.5	32.3	6,642.1	6,981.9	32.8

	Total investment grade	19,477.7	21,397.1	93.4	19,095.3	20,024.3	94.1

3	BB	902.9	897.8	3.9	700.3	679.0	3.2
4	B	549.4	507.5	2.2	420.6	393.8	1.8
5	CCC & lower	124.4	96.2	0.4	178.4	164.8	0.8
6	In or near default	7.0	6.6	0.1	21.9	19.9	0.1

	Total below investment grade	1,583.7	1,508.1	6.6	1,321.2	1,257.5	5.9

Total		$21,061.4	$22,905.2	100.0%	$20,416.5	$21,281.8	100.0%

Below investment grade securities comprised 6.6% and 5.9% of our fixed maturities portfolio as of December 31, 2011 and 2010, respectively. To enhance our overall net investment yields, we strategically increased purchases of higher yield, S&P equivalent B and BB rated fixed maturities. We held NAIC 5 and 6 designated securities with gross unrealized losses of $30.7 as of December 31, 2011, of which $26.2, or 82.1%, related to six issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of December 31, 2011, fixed maturities with monoline guarantees had an amortized cost of $513.4 and a fair value of $543.4, with gross unrealized losses of $4.2. As of December 31, 2010, fixed maturities with monoline guarantees had an amortized cost of $555.1 and a fair value of $547.5, with gross unrealized losses of $19.3. The majority of these securities were municipal bonds. As of December 31, 2011, $508.3, or 93.5%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,578.6	$138.5	$(8.1)	$1,709.0	7.5%	$(0.7)
Consumer staples	2,409.3	308.3	(6.9)	2,710.7	11.8	(1.4)
Energy	768.4	94.9	(4.0)	859.3	3.8	—
Financials	1,882.1	90.5	(93.3)	1,879.3	8.2	(0.7)
Health care	1,280.3	156.6	(3.3)	1,433.6	6.3	(1.8)
Industrials	2,887.3	344.0	(10.8)	3,220.5	14.0	0.4
Information technology	355.2	39.0	(0.2)	394.0	1.7	—
Materials	1,270.3	110.5	(24.9)	1,355.9	5.9	(11.4)
Telecommunication services	666.4	66.9	(17.6)	715.7	3.1	(0.8)
Utilities	1,719.2	223.0	(15.9)	1,926.3	8.4	(0.1)

Total corporate securities	14,817.1	1,572.2	(185.0)	16,204.3	70.7	(16.5)
U.S. government and agencies	60.3	3.8	—	64.1	0.3	(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	2.8	(0.1)
Residential mortgage-backed securities:
Agency	3,019.5	243.8	(0.5)	3,262.8	14.2	—
Non-agency:
Prime	278.3	8.3	(13.8)	272.8	1.2	(25.7)
Alt-A	90.6	2.1	(3.3)	89.4	0.4	(8.2)

Total residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	15.8	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	8.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	2.4	(4.1)

Total	$21,061.4	$2,054.1	$(210.3)	$22,905.2	100.0%	$(57.3)

During the year ended December 31, 2011, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. As of December 31, 2011, there was $93.3 of gross unrealized losses in financial sector securities, which were primarily associated with long dated subordinated, hybrid, and preferred securities. Hybrid securities represented approximately half of the financial sector gross unrealized losses in 2011. These securities’ prices reflect relatively wide financial sector credit spreads, combined with additional subordination and illiquidity risk premiums. Based on our analysis of each individual issuer’s financial condition, we expect to recover the entire amortized cost.

The portfolio does not have significant exposure to any single issuer. As of December 31, 2011 and 2010, the fair value of our ten largest corporate securities holdings was $1,505.0 and $1,276.9, or 9.3% and 8.8% of the portfolio, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $221.5, or 1.4% of the portfolio, as of December 31, 2011. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2010, the fair value of our largest exposure to a single issuer of corporate securities was $140.4, or 1.0%, all of which had an NAIC rating of 2 or higher.

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

Fixed Maturity Securities in European Union Countries

The following table summarizes our exposure to fixed maturities in European Union countries, separated into sovereign debt, financial industry and other corporate debt. The country designation is based on the issuer’s country of incorporation.

	As of December 31, 2011
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Union Countries:
United Kingdom	$—	$27.9	$491.7	$519.6	37.4%	$475.6
Netherlands	—	—	361.0	361.0	25.9	329.4
Luxembourg	—	—	150.6	150.6	10.8	143.4
Switzerland	—	100.8	—	100.8	7.2	102.2
France	—	15.2	83.5	98.7	7.1	101.4
Sweden	—	—	49.2	49.2	3.5	43.0
Germany	—	12.5	9.8	22.3	1.6	27.7
Austria	—	—	19.8	19.8	1.4	19.8
Italy	—	—	18.9	18.9	1.4	17.7
Spain	—	—	18.5	18.5	1.3	18.9
Finland	—	—	9.3	9.3	0.7	10.2
Norway	—	0.7	7.8	8.5	0.6	7.7
Belgium	—	—	7.8	7.8	0.6	7.1
Greece	—	—	5.6	5.6	0.4	5.8
Portugal	0.6	—	—	0.6	0.1	1.0

Total	$0.6	$157.1	$1,233.5	$1,391.2	100.0%	$1,310.9

As of December 31, 2011, the fair value of our fixed maturities in European Union countries was $1,391.2, or 6.1% of our total fixed maturities portfolio. These fixed maturities had gross unrealized losses of $32.9 as of December 31, 2011. The fair value of our ten largest European Union country holdings was $836.1, or 3.7% of the fixed maturities portfolio. The fair value of our largest single issuer exposure to a European Union country was $116.0, or 0.5% of the portfolio.

Fixed Maturity Securities by Contractual Maturity Date

As of December 31, 2011 and 2010, approximately 24% and 27%, respectively, of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and 23% and 24% of the remaining securities was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of December 31, 2011 and 2010, approximately 78% and 75%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.

Mortgage-Backed Securities

As of December 31, 2011, our fixed maturity securities portfolio included $5.5 billion of residential and commercial mortgage-backed securities at fair value. Approximately 69% of these securities are agency securities and approximately 23% are AAA rated non-agency securities in the most senior tranche of the structure type.

All of our RMBS and CMBS securities have prepayment options. Prepayments that vary in amount or timing from our estimates cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. This adjustment is recorded in net investment income in our results of operations. These adjustments, which relate primarily to RMBS, create volatility in our net investment income. Refer to the RMBS section below for additional discussion.

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

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of December 31, 2011		As of December 31, 2010
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets

Agency	$3,262.8	12.5%	$3,360.6	14.3%
Non-agency:
Prime	272.8	1.0	329.7	1.4
Alt-A	89.4	0.3	111.3	0.5
Subtotal non-agency	362.2	1.3	441.0	1.9

Total	$3,625.0	13.8%	$3,801.6	16.2%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were two securities with a total amortized cost and fair value of $4.4 and $4.4, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of December 31, 2011						Total as of December 31, 2010
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total
Vintage:
2007	$—	$—	$—	$—	$21.4	$21.4	$41.1
2006	—	—	—	—	94.5	94.5	127.9
2005	—	—	4.4	—	100.3	104.7	115.2
2004 and prior	99.8	17.0	8.7	10.4	12.4	148.3	183.1

Total amortized cost	$99.8	$17.0	$13.1	$10.4	$228.6	$368.9	$467.3

Net unrealized gains (losses)	2.7	0.5	0.3	0.5	(10.7)	(6.7)	(26.3)

Total fair value	$102.5	$17.5	$13.4	$10.9	$217.9	$362.2	$441.0

On a fair value basis as of December 31, 2011, our Alt-A portfolio was 88.5% fixed rate collateral and 11.5% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have performed better with lower delinquencies and defaults on the underlying collateral than both option ARMs and hybrid ARMs in the current economic environment. As of December 31, 2011 and 2010, respectively, $47.8, or 53.4%, and $62.6, or 56.2%, of the total Alt-A portfolio had an S&P equivalent credit rating of AAA.

As of December 31, 2011, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.1%, 8.2% and 9.4%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We monitor delinquency rates associated with these securities, and as of December 31, 2011, we believe that our credit enhancements are sufficient to cover potential delinquencies.

As of December 31, 2011 and 2010, 59.9% and 58.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of December 31, 2011, our RMBS had gross unamortized premiums and discounts of $66.2 and $73.7, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent both on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and year of origination (vintage):

	As of December 31, 2011						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Twelve Months Ended December 31, 2011

Agency:
CMO:
2011	$212.8	$14.5	$227.3	$11.9	$(1.5)	3.6%	$0.1
2010	571.1	50.3	621.4	15.2	(13.0)	4.6	0.5
2009	211.9	22.4	234.3	2.1	(2.9)	4.8	—
2008	5.7	0.2	5.9	—	—	5.8	—
2007	31.4	1.6	33.0	1.0	—	6.6	—
2006	52.3	2.0	54.3	0.1	—	6.6	—
2005	59.2	7.4	66.6	0.4	—	6.2	—
2004 and prior	593.9	75.7	669.6	15.9	(6.1)	6.2	1.5

Total Agency CMO	$1,738.3	$174.1	$1,912.4	$46.6	$(23.5)	5.2%	$2.1
Passthrough:
2011	$43.8	$0.9	$44.7	$0.1	$(1.6)	4.1%	$—
2010	284.4	11.3	295.7	0.1	(9.5)	4.7	0.1
2009	769.3	39.6	808.9	—	(29.0)	5.7	—
2008	49.6	4.5	54.1	—	(1.0)	6.3	—
2007	34.4	3.0	37.4	0.2	(0.8)	6.4	—
2006	12.0	1.3	13.3	0.1	—	6.5	—
2005	13.1	1.5	14.6	0.7	(0.1)	5.2	—
2004 and prior	74.6	7.1	81.7	1.2	(0.5)	5.8	—

Total Agency Passthrough	$1,281.2	$69.2	$1,350.4	$2.4	$(42.5)	5.5%	$0.1

Total Agency RMBS	$3,019.5	$243.3	$3,262.8	$49.0	$(66.0)	5.3%	$2.2

Non-Agency:
2008-2011	$—	$—	$—	$—	$—	—%	$—
2007	21.4	1.3	22.7	6.2	—	6.1	0.1
2006	94.5	(3.1)	91.4	12.3	—	6.0	—
2005	104.7	(9.0)	95.7	2.7	—	5.7	0.1
2004 and prior	148.3	4.1	152.4	3.5	(0.2)	5.9	—

Total Non-Agency RMBS	$368.9	$(6.7)	$362.2	$24.7	$(0.2)	5.9%	$0.2

Total RMBS	$3,388.4	$236.6	$3,625.0	$73.7	$(66.2)	5.4%	$2.4

In our RMBS portfolio, certain vintage years have overall higher interest rates than current market rates. Certain agency RMBS collateralized mortgage obligations (CMOs) with a 2003 vintage year have caused the most volatility in our net investment income. During the second quarter of 2011, we strategically sold $177.0 of these CMOs to reduce the volatility in net investment income related to prepayment speed adjustments. The securities we sold had an associated gross discount of $14.0. We plan to continue monitoring the remaining CMOs within our RMBS portfolio in order to reduce the income volatility related to prepayment speed adjustments.

There have been various government initiatives through the Obama administration’s Making Home Affordable program that may increase prepayment risk on our RMBS portfolio. Recent changes to HARP (Home

Affordable Refinance Program), which targets borrowers whose mortgages are owned or guaranteed by Freddie Mac or Fannie Mae, are current on their mortgages, and have loan-to-values exceeding 80% among other qualifying requirements, increases the risk of prepayment on our agency RMBS. Also, recent changes to HAMP (Home Affordable Modification Program) which targets employed borrowers facing financial hardship to reduce their mortgage payments may increase prepayments. Finally, President Obama’s State of the Union address included new initiatives aimed at helping qualified homeowners refinance. Increased policy risk from housing related initiatives such as these may result in higher than expected prepayments on our MBS in the future. We are monitoring the underlying collateral in our RMBS to determine the impact of these programs.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of December 31, 2011		As of December 31, 2010
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets

Agency	$521.0	2.0%	$607.4	2.6%
Non-Agency	1,316.0	5.0	1,279.9	5.4

Total	$1,837.0	7.0%	$1,887.3	8.0%

The disruptions in the CMBS market spanning from 2009 through early 2010 were attributable to weakness in commercial real estate market fundamentals and previously reduced underwriting standards by some originators of commercial mortgage loans, particularly within the more recent vintage years (2006 through 2008). This reduced market liquidity and availability of capital, which led to the repricing of risk. During 2011, market conditions improved, and prices of our CMBS have largely recovered and are currently in a net unrealized gain position of $138.9, or 8.2% of amortized cost, as of December 31, 2011. On an amortized cost basis, 97.6% of our CMBS portfolio was rated AAA, 1.3% was rated AA or A, and 1.1% was rated B and below as of December 31, 2011. Our CMBS portfolio is highly concentrated in the most senior tranches, with 95.3% of our AAA-rated securities in the most senior tranche with significant credit enhancement.

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 12 securities having a fair value of $278.4 and an amortized cost of $306.3 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of December 31, 2011						Total as of December 31, 2010
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total
Vintage:
2011	$115.7	$—	$—	$—	$—	$115.7	$—
2010	1.2	—	—	—	—	1.2	—
2009	—	—	—	—	—	—	—
2008	51.1	18.6	—	—	—	69.7	69.5
2007	422.1	—	—	—	—	422.1	444.4
2006	158.5	—	—	—	11.5	170.0	168.5
2005	258.7	—	—	—	—	258.7	283.6
2004 and prior	154.8	—	2.7	—	7.5	165.0	224.8

Total amortized cost	$1,162.1	$18.6	$2.7	$—	$19.0	$1,202.4	$1,190.8

Net unrealized gains (losses)	112.9	2.4	—	—	(1.7)	113.6	89.1

Total fair value	$1,275.0	$21.0	$2.7	$—	$17.3	$1,316.0	$1,279.9

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

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and year of origination (vintage):

	As of December 31, 2011
	Super Senior			Other Structures			Total AAA Securities at Amortized Cost
	Super Senior	Mezzanine	Junior	Other Senior	Other Subordinate	Other

Vintage:
2011	$—	$—	$—	$115.7	$—	$—	$115.7
2010	—	—	—	1.2	—	—	1.2
2009	—	—	—	—	—	—	—
2008	51.1	—	—	—	—	—	51.1
2007	418.1	—	—	4.0	—	—	422.1
2006	158.5	—	—	—	—	—	158.5
2005	132.7	27.1	—	98.9	—	—	258.7
2004 and prior	—	—	—	127.2	27.6	—	154.8

Total	$760.4	$27.1	$—	$347.0	$27.6	$—	$1,162.1

	As of December 31, 2010

Total	$787.0	$30.6	$—	$298.3	$28.9	$—	$1,144.8

The weighted-average credit enhancement of our CMBS was 29.2% as of December 31, 2011. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of December 31, 2011 was 30.5%. We believe this additional credit enhancement provides us significant protection in a deep real estate downturn during which industry losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and year of origination (vintage):

	As of December 31, 2011						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Twelve Months Ended December 31, 2011

Agency:
CMO:
2011	$44.9	$1.3	$46.2	$—	$(1.4)	4.9%	$—
2010	21.7	1.6	23.3	—	(1.8)	5.0	(0.1)
2009	10.2	1.5	11.7	—	—	6.5	—
2008	40.0	0.7	40.7	—	(1.6)	5.1	(0.1)
2007	55.6	1.5	57.1	—	(3.4)	5.6	—
2006	62.7	0.1	62.8	—	(3.7)	5.7	(0.4)
2005	32.7	1.2	33.9	—	(1.7)	5.8	(0.1)
2004 and prior	133.6	12.2	145.8	—	(4.4)	6.8	(0.7)

Total Agency CMO	$401.4	$20.1	$421.5	$—	$(18.0)	5.9%	$(1.4)
Passthrough:
2005 through 2011	$—	$—	$—	$—	$—	—%	$—
2004 and prior	94.3	5.2	99.5	0.2	(3.2)	7.5	—

Total Agency Passthrough	$94.3	$5.2	$99.5	$0.2	$(3.2)	7.5%	$—

Total Agency CMBS	$495.7	$25.3	$521.0	$0.2	$(21.2)	6.2%	$(1.4)

Non-Agency:
2011	$115.7	$2.4	$118.1	$—	$(0.9)	5.5%	$—
2010	1.2	—	1.2	—	—	4.0	—
2008	69.7	6.5	76.2	1.5	(0.2)	6.1	—
2007	422.1	50.2	472.3	16.7	(0.4)	5.8	0.2
2006	170.0	20.3	190.3	7.9	(1.0)	5.9	0.3
2005	258.7	30.8	289.5	8.2	(0.1)	5.4	0.1
2004 and prior	165.0	3.4	168.4	1.1	(1.8)	6.5	—

Total Non-Agency CMBS	$1,202.4	$113.6	$1,316.0	$35.4	$(4.4)	5.8%	$0.6

Total CMBS	$1,698.1	$138.9	$1,837.0	$35.6	$(25.6)	5.9%	$(0.8)

Return on Equity Investments

Prospector Partners, LLC, or Prospector, manages our portfolio of equity and equity-like investments, the majority of which are publicly traded common stock and convertible securities. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. These securities are recorded at fair value, with changes in fair value recorded in net realized investment gains (losses). The common stock securities are included in trading marketable equity securities and the convertible securities are included in fixed maturities on our consolidated balance sheets.

The following table compares our total gross return on the equity component of our Prospector portfolio to the benchmark S&P 500 Total Return Index for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Common stock	(0.7)%	22.6%	32.4%
Convertible securities	(7.9)	16.5	26.4
S&P 500 Total Return Index	2.1	15.1	26.5

Return on Real Estate-Related Investments

Beginning in the second quarter of 2011, we implemented a new investment strategy focusing on real estate-related investments to enhance funding of the long duration liabilities in our Income Annuities segment. The investments for this strategy primarily consist of investments in REITs, which are included in trading marketable equity securities on our consolidated balance sheets. As of December 31, 2011, the real estate-related investments had a fair value of $147.7 and a total gross return of 2.7%.

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. The commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR) based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, unearned mortgage loan fees and a purchase accounting adjustment; however, the following tables exclude these items.

The stress experienced in the U.S. financial markets during the economic downturn and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations, especially those loans in our range of specialization, $1.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to increase our investments in mortgage loans to improve our overall investment yields. This strategy has resulted in increased net investment yields when compared to fixed maturity investments. We originated $956.9 of mortgage loans during the year ended December 31, 2011 and expect to continue this pace of originations during 2012.

As of December 31, 2011 and 2010, 71.6% and 73.6%, respectively, of our mortgage loans were under $5.0 and our average loan balance was $2.4 and $2.2, respectively. As of December 31, 2011 and 2010, our largest loan balance was $12.4 and $13.0, respectively.

Credit Quality

We use the LTV and DSCR ratios as our primary metrics to assess mortgage loan quality. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$805.7	31.9%	$596.2	34.7%
51% - 60%	689.3	27.3	369.8	21.5
61% - 70%	720.6	28.5	463.7	26.9
71% - 75%	121.1	4.8	120.4	7.0
76% - 80%	58.8	2.3	46.3	2.7
81% - 100%	89.6	3.6	90.7	5.3
> 100%	40.1	1.6	33.1	1.9

Total	$2,525.2	100.0%	$1,720.2	100.0%

The LTV ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, LTV ratios are calculated using independent appraisals performed by Member of the Appraisal Institute or MAI designated appraisers. Subsequent to the year of funding, LTV ratios are updated annually using internal valuations based on property income and estimated market capitalization rates. Property income estimates are typically updated during the third quarter of each year. Market capitalization rates are updated during the first quarter based on geographic region, property type and economic climate. LTV ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller LTV ratio generally indicates a higher quality loan.

During 2011, we originated $956.9 in mortgage loans. At the same time, we also maintained our disciplined approach to mortgage loan origination. As of December 31, 2011 and 2010, the mortgage loan portfolio had weighted-average LTV ratios of 57.1% and 57.0%, respectively. The weighted average LTV ratio was 57.1% and 55.2% for loans funded during the year ended December 31, 2011 and 2010, respectively. For loans originated in the year ended December 31, 2011, 23.2% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. For loans originated in the year ended December 31, 2010, 31.7% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%.

The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,310.8	51.9%	$896.4	52.1%
1.40 - 1.59	566.5	22.4	327.1	19.0
1.20 - 1.39	369.7	14.7	295.7	17.2
1.00 - 1.19	157.4	6.3	117.7	6.8
0.85 - 0.99	39.0	1.5	32.0	1.9
< 0.85	81.8	3.2	51.3	3.0

Total	$2,525.2	100.0%	$1,720.2	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of December 31, 2011 and 2010, the mortgage loan portfolio had weighted-average DSCRs of 1.72 and 1.73, respectively. For loans originated during the years ended December 31, 2011 and 2010, 56.0% and 58.4%, respectively, had a DSCR of 1.60 or more. As of December 31, 2011, there were 70 loans with an aggregate carrying value of $120.8 that had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.7 and these borrowers were current with respect to their loan payments.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$813.7	32.2%	$533.6	31.0%
Washington	304.8	12.1	270.4	15.7
Texas	265.2	10.5	168.9	9.8
Oregon	114.8	4.5	95.6	5.6
Illinois	105.6	4.2	45.7	2.7
Other	921.1	36.5	606.0	35.2

Total	$2,525.2	100.0%	$1,720.2	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,190.6	47.1%	$735.7	42.8%
Office buildings	628.9	24.9	460.8	26.8
Industrial	503.7	19.9	433.9	25.2
Multi-family	113.4	4.5	46.8	2.7
Other	88.6	3.6	43.0	2.5

Total	$2,525.2	100.0%	$1,720.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of December 31, 2011
	Carrying Value	% of Total

Years to Maturity:
Due in one year or less	$18.7	0.7%
Due after one year through five years	154.0	6.1
Due after five years through ten years	1,322.5	52.4
Due after ten years	1,030.0	40.8

Total	$2,525.2	100.0%

For more information and further discussion of our allowance of mortgage loans, see Note 5 to our consolidated financial statements.

Investments in Limited Partnerships — Tax Credit Investments

We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in the first ten years. We increased our holdings in these tax credit investments during 2011, and continue to look for further tax credit investment opportunities. For more information about our tax credit investments, see Note 2 to our consolidated financial statements.

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	Years Ended December 31,
	2011	2010	2009
Amortization related to tax credit investments, net of taxes	$(9.2)	$(6.3)	$(5.9)
Realized losses related to tax credit investments, net of taxes	(2.0)	—	—
Tax credits	17.4	10.9	9.6

Impact to net income	$6.2	$4.6	$3.7

The following table provides the future estimated impact to net income:

Impact to Net Income

2012	$16.9
2013	17.8
2014	17.6
2015 and beyond	48.5

Estimated impact to net income	$100.8

The tax credits from our investments in limited partnerships occur in the first 10 years, with the largest portions provided in the middle years. A significant amount of our investments are entering these middle years and we expect the future impact to net income to grow significantly from 2011 levels.

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

We have and intend to pay quarterly cash dividends on our common stock and warrants. During 2011, we declared and paid cash dividends of $0.23 per common share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

Lingering effects of the credit market crisis that began in 2008 are still impacting the economy. During 2011, the pace of the economic growth continued to be slow with ongoing concerns over the United States’ growing deficit, European sovereign debt markets and continued high levels of unemployment. The credit markets remain tight and interest rates have fallen to historic low levels with no indicators of increasing in the near future, as evidenced by the announcement of the United States Federal Reserve that it expects rates to continue at this low level through late 2014. In managing our business under the challenging market conditions over the past few years, we benefitted from our strong financial fundamentals. We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•

We continued to generate strong cash inflows on our deposit contracts (annuities and universal life policies) for the year ended December 31, 2011 despite the low interest rate environment, which has reduced the market demand for fixed annuities.

•	While certain lapses and surrenders occur in the normal course of business, these lapses and surrenders have not deviated materially from management expectations.

•	As of December 31, 2011, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which were $987.5 for 2011, $925.7 for 2010 and $798.4 for 2009.

•

The amount of AOCI, net of taxes, on our balance sheet increased to $1,013.5 as of December 31, 2011 from $432.5 as of December 31, 2010. The primary driver was an increase in the fair value of our available-for-sale securities, due to the low interest rate environment.

•

As of December 31, 2011, our primary life insurance company, Symetra Life Insurance Company, had a risk-based capital ratio of 457%. This capital level provides more than adequate capital levels for growth of our business.

During the fourth quarter 2011 we completed our cash flow testing to assess statutory reserve adequacy during a prolonged period of record low interest rates. As a result of our analysis, we established a $60.0 statutory cash-flow testing reserve as of December 31, 2011. This analysis assumed that interest rates remain near current low levels for the next 45 years. After the establishment of the additional reserve, the Company believes that the statutory reserves are adequate under a set of moderately adverse scenarios. This level of statutory reserve decreased statutory capital by $39.0 and reduced our risk-based capital ratio by nine points. We believe this is a very manageable reserve increase and does not impact our ability to pursue our Grow & Diversify initiatives. This reserve does not impact our consolidated GAAP financial statements.

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

	As of December 31, 2011		As of December 31, 2010
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs (1)	$6,605.4	29.0%	$6,670.4	31.4%
Deferred annuities with 5-year payout provision or MVA (2)	372.3	1.6	377.1	1.8
Traditional insurance (net of reinsurance) (3)	180.1	0.8	185.6	0.9
Group health & life (net of reinsurance) (3)	127.5	0.6	95.9	0.4

Total illiquid liabilities	7,285.3	32.0	7,329.0	34.5

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI) (4)	4,575.9	20.1	4,444.0	20.9
Deferred annuities with surrender charges of 5% or higher	6,984.4	30.7	6,176.8	29.1
Universal life with surrender charges of 5% or higher	250.5	1.0	181.7	0.9

Total somewhat liquid liabilities	11,810.8	51.8	10,802.5	50.9

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	710.7	3.1	462.6	2.2
Less than 3%	142.9	0.6	231.2	1.1
No surrender charges (5)	2,346.9	10.3	1,946.9	9.2
Universal life with surrender charges less than 5%	444.8	2.0	439.9	2.0
Other (6)	37.3	0.2	21.9	0.1

Total fully liquid liabilities	3,682.6	16.2	3,102.5	14.6

Total (7)	$22,778.7	100.0%	$21,234.0	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	The surrender value on these contracts is generally zero. Represents incurred but not reported claim liabilities.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 — 4.5% that are significantly higher than those currently offered on new business, which range from 1.0 — 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $232.9 and $234.3 as of December 31, 2011 and 2010, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of December 31, 2011 and 2010, our insurance subsidiaries had liquid assets of $22.5 billion and $20.8 billion, respectively, and Symetra had liquid assets of $114.6 and $89.7, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $245.1 and $277.1 as of December 31, 2011 and 2010, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during 2011.

We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolio, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected cash flows on investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been limited variation between the expected cash flows on our investments and the payment of claims.

Capitalization

Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of December 31,
	2011	2010
Notes payable	$449.2	$449.0
Stockholders’ equity	3,134.0	2,380.6

Total capital	$3,583.2	$2,829.6

Our capitalization increased $753.6 as of December 31, 2011, as compared to December 31, 2010 due to an increase in stockholders’ equity from our net income of $199.6 and a $581.0 increase in AOCI, primarily driven by an improvement in the fair value of our available-for-sale securities. We believe our capital level positions us well to capitalize on organic growth as well as pursue any potentially favorable acquisition opportunities.

Debt

The following table summarizes our debt instruments:

		Maximum Amount Available		Amount Outstanding
	Maturity Date	As of December 31,		As of December 31,
		2011	2010	2011	2010
Description:
Senior notes payable	4/1/2016	$300.0	$300.0	$300.0	$300.0
Capital Efficient Notes (CENts)	10/15/2067	150.0	150.0	150.0	150.0
Revolving credit facility:
Bank of America, N.A.	8/16/2012	—	200.0	—	—
JPMorgan Chase Bank, N.A.	12/14/2015	300.0	—	—	—

Total notes payable and revolving credit facility		$750.0	$650.0	$450.0	$450.0

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

Revolving Credit Facility

On December 14, 2011, we entered into a $300.0 senior unsecured revolving credit agreement with a syndicate of lending institutions led by JPMorgan Chase Bank, N.A. The credit facility also provides access up to an additional $100.0 of financing, subject to the availability of additional commitments. The credit facility matures on December 14, 2015, and loans under this facility bear interest at a variable annual rate based on adjusted LIBOR or the alternate base rate (“ABR”) plus an applicable margin. This facility requires us to maintain specified financial ratios, and includes other customary restrictive and affirmative covenants. This revolving credit facility is available to provide support for working capital, capital expenditures and other general corporate purposes.

Effective December 14, 2011, concurrently with the $300.0 senior unsecured revolving credit agreement discussed above, the prior $200.0 credit agreement, dated August 16, 2007 was terminated. This credit facility was set to mature in August 2012.

For a description of additional terms of this facility, see Note 12 to the Consolidated Financial Statements.

Dividends and Regulatory Requirements

The payment of dividends and other distributions to Symetra by its insurance subsidiaries is controlled by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the year ended December 31, 2011, Symetra received dividends of $52.0 from its insurance subsidiaries. Symetra received dividends of $40.0 from its insurance subsidiaries in 2010. Symetra received no dividends from its insurance subsidiaries in 2009.

Based on our statutory results, as of December 31, 2011, Symetra’s insurance subsidiaries may pay it dividends of up to $182.3 during 2012 without needing to obtain regulatory approval.

We declared and paid a quarterly dividend of $0.05 per common share during the first quarter of 2011 and $0.06 per common share during the second, third and fourth quarters of 2011, for a total payout of $31.6. On February 28, 2012, we declared a quarterly dividend of $0.07 per common share to shareholders and warrant holders as of March 13, 2012, for an approximate total of $9.6 to be paid on or about March 30, 2012.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated.

	Years Ended December 31,
	2011	2010	2009
Net cash flows provided by operating activities	$987.5	$925.7	$798.4
Net cash flows used in investing activities	(1,647.9)	(2,456.8)	(2,142.3)
Net cash flows provided by financing activities	628.1	1,547.9	1,133.7

Operating Activities

Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for premiums on our medical stop-loss, group life and term life insurance products, income on our investments, including dividends and interest, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:

•

Years Ended December 31, 2011 and 2010. Net cash provided by operating activities for 2011 was $987.5, a $61.8 increase over 2010. This was primarily the result of increased net investment income driven by an increase in average assets. In addition, the increase in premiums from our medical stop-loss and limited benefits medical products outpaced the increase in claims.

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

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations. The following discussion highlights key drivers in the level of cash flows used in our investing activities:

•

Years Ended December 31, 2011 and 2010. Net cash used in investing activities for 2011 was $1,647.9, an $808.9 decrease over the same period in 2010. This decrease was primarily the result of decreased purchases of fixed maturities, partially offset by increased mortgage loans originations. In addition, we strategically sold certain CMO securities during 2011 due to prepayment volatility and lower yielding fixed maturities, and increased our investments in mortgage loans to improve overall yields.

•

Years Ended December 31, 2010 and 2009. Net cash used in investing activities for 2010 was $2,456.8, a $314.5 increase over the same period in 2009. This increase was primarily the result of increased purchases of fixed maturities and higher originations of mortgage loans, as we deployed cash generated from sales of fixed deferred annuities and BOLI, as well as net proceeds from our IPO. These were partially offset by an increase in cash received from prepayments, maturities and calls on fixed maturities, and strategic sales of fixed maturities.

Financing Activities

Cash flows from our financing activities are primarily driven by the amounts and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from our issuances of common stock, as well as the amounts and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, and dividend distributions to our stock and warrant holders. The following discussion highlights key drivers in the level of cash flows generated from our financing activities:

•

Years Ended December 31, 2011 and 2010. Net cash provided by financing activities for 2011 was $628.1, a $919.8 decrease over the same period in 2010. This was primarily driven by lower policyholder deposits as there were no BOLI deposits in 2011, compared to $461.0 in 2010, and higher deferred annuity policyholder withdrawals, which we anticipate as polices on a growing block of business move out of the surrender charge period. In addition, we received net IPO proceeds of $282.5 during the first quarter of 2010.

•

Years Ended December 31, 2010 and 2009. Net cash provided by financing activities for 2010 was $1,547.9, a $414.2 increase over the same period in 2009. This was primarily due to net IPO proceeds of $282.5 received during the first quarter of 2010 and an increase in policyholder deposits, primarily related to increased BOLI deposits offset by decreased fixed annuity deposits.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of our operations. The estimated cash payments related to these obligations as of December 31, 2011 are set forth in the table below. The estimated payments reflected in this table are based on management’s estimates and assumptions, which are necessarily subjective. Actual cash out flows in future periods will vary, possibly materially. Further, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the table below. In addition, our operations involve significant expenditures that are not based upon commitments, including expenditures for payroll and income taxes.

	Payments Due by Year
	Total	2012	2013-2014	2015-2016	2017 and thereafter

Contractual Obligations:
Insurance obligations (1)	$41,286.0	$2,132.3	$4,342.9	$4,367.3	$30,443.5
Notes payable	450.0	—	—	300.0	150.0
Interest on notes payable	157.4	30.8	61.7	52.5	12.4
Purchase obligations:
Investments in limited partnerships (2)	81.1	61.1	19.9	0.1	—
Servicing fees (3)	28.5	11.3	17.2	—	—
Other (4)	110.0	105.5	4.5	—	—
Operating lease obligations (5)	32.7	8.3	16.2	5.5	2.7

Total	$42,145.7	$2,349.3	$4,462.4	$4,725.4	$30,608.6

(1)	Includes estimated claim and benefit, policy surrender, reinsurance premiums and commission obligations on in force insurance policies and deposit contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. In contrast to this table, our obligations recorded in our consolidated balance sheets do not incorporate future credited interest for deposit contracts or tabular interest for insurance policies. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future annuity and contract benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included the variable separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets.
(2)	We have investments in limited partnership interests related to tax credit investments and private equity partnerships. We will provide capital contributions to our private equity partnerships through 2016 with a remaining committed amount of $14.2 at the discretion of the general partner, subject to certain contribution limits. Since the timing of payment is uncertain, the unfunded amount has been included in the payment due in less than one year. For more information, see Note 14 to the Consolidated Financial Statements. Amounts recorded on the balance sheets are included in “other liabilities.”
(3)	Includes contractual commitments for a service agreement to outsource the majority of our information technology infrastructure. For more information, see Note 14 to the Consolidated Financial Statements.
(4)	Primarily comprised of unfunded mortgage loan commitments of $105.1, as of December 31, 2011.
(5)	Includes minimum rental commitments on leases for office space and certain equipment. For more information, see Note 14 to the Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. A gradual increase in market interest rates from current levels would generally be a favorable development for us. If market interest rates increase we would expect to earn additional investment income, have increased annuity and life insurance sales, and reduce the potential risk of margin erosion due to minimum guaranteed crediting rates. However, if interest rates rise significantly within a short time period, the fair value of fixed income securities would decline and certain interest-sensitive lines of business are exposed to lapses as policyholders seek higher returns.

Our investment portfolios primarily consist of investment grade fixed maturity securities, including public and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and commercial mortgage loans. The carrying value of our investment portfolio as of December 31, 2011 and 2010 was $26.2 billion and $23.5 billion, respectively, of which 87.5% in 2011 and 90.6% in 2010 was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. The fair value of our fixed maturities fluctuates depending on the interest rate environment. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase and we would generally be unable to reinvest the proceeds of such prepayments at comparable yields. The weighted-average effective duration of our fixed maturity portfolio was approximately 5.8 and 5.7 years and as of December 31, 2011 and 2010, respectively.

We manage our exposure to interest rate risk through asset allocation limits and asset/liability duration and cash flow matching. We also limit the purchase of negatively convex assets. Convexity measures the sensitivity of an asset’s duration to changes in interest rates. For negatively convex assets, which are those that have prepayment provisions such as RMBS, principal cash flows can vary with movements in interest rates, and duration decreases with declines in interest rates. Increased prepayments may cause more reinvestment into lower-yielding assets than desired. Additionally, if interest rates fall, the prices of negatively convex assets will not rise in value as much as the prices of assets without prepayment provisions. Each line of business has investment guidelines based on its specific liability characteristics.

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

Derivative Financial Instruments

We have minimal investment holdings in derivative financial instruments, which consist primarily of S&P 500 options, interest rate swaps and foreign currency forwards. These instruments, which are entered into for economic hedging purposes, are included in other invested assets at fair value on the Company’s consolidated balance sheets. We use the S&P indexed call options to manage our exposure to changes in indexes related to our

FIA block of business, which credits policyholders’ account values based on gains in these indexes. We use interest rate swaps primarily to lengthen the duration on certain floating rate hybrid fixed maturities. We use foreign currency forwards in connection with our investments in certain foreign currency denominated REITs.

We do not believe our derivative instruments expose the Company to significant risk. The Company’s risk exposure related to these derivative financial instruments is limited to the counterparty credit risk on the uncollateralized fair value exposure. This risk exposure on our interest rate swaps is approximated as the underlying notional amount multiplied by the duration divided by 100 for a 100 basis point movement in interest rates. The risk exposure on our foreign currency forwards and S&P options is approximated as 10% of the notional amount, which approximates the risk of a 10% movement in the underlying exposure (foreign currency, equity or commodity). These exposures are estimates based on large market movements in interest rates, equity indexes or foreign currency, in combination with counterparty non-performance. The risk exposure related to non-performance of our counterparties is net of collateral posting requirements.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. We use a fixed-income analytics tool to model and calculate the duration and convexity of our asset portfolio. Under this model, with all other factors constant and assuming no offsetting change in the fair value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed maturities portfolio to decline by approximately $1.33 billion and $1.20 billion, based on our securities positions as of December 31, 2011 and 2010, respectively. Under the same model, we estimate our Income Annuities segment’s fixed maturities portfolio, the majority of which are long duration assets, would decline by approximately $0.50 billion and $0.48 billion, based on our positions as of December 31, 2011 and 2010, respectively.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the equity markets resulting from a hypothetical broad-based decline in equity market prices of 10%. Using this assumption, with all other factors constant, we estimate that such a decline in equity market prices would cause the fair value of our investment portfolio to decline by approximately $49.8 and $30.9, as of December 31, 2011 and 2010, respectively. In addition, fluctuations in equity market prices affect our revenues and returns related to our variable annuity and life products, which depend upon fees that are related primarily to the fair value of the underlying assets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Symetra Financial Corporation

We have audited the accompanying consolidated balance sheets of Symetra Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetra Financial Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 29, 2012

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of December 31,
	2011	2010
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,061.4 and $20,416.5, respectively)	$22,905.2	$21,281.8
Marketable equity securities, at fair value (cost: $52.4 and $52.8, respectively)	50.3	45.1
Trading securities:
Marketable equity securities, at fair value (cost: $365.4 and $168.0, respectively)	381.7	189.3
Mortgage loans, net	2,517.6	1,713.0
Policy loans	69.0	71.5
Investments in limited partnerships (includes $27.8 and $36.5 measured at fair value, respectively)	226.9	186.9
Other invested assets	21.0	12.6

Total investments	26,171.7	23,500.2
Cash and cash equivalents	242.3	274.6
Accrued investment income	269.4	257.6
Accounts receivable and other receivables	82.5	68.6
Reinsurance recoverables	295.6	280.8
Deferred policy acquisition costs	215.4	250.0
Goodwill	30.4	28.4
Other assets	109.6	95.0
Separate account assets	795.8	881.7

Total assets	$28,212.7	$25,636.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$22,449.5	$20,953.3
Future policy benefits	391.2	398.4
Policy and contract claims	170.9	116.6
Unearned premiums	12.3	12.2
Other policyholders’ funds	116.7	111.0
Notes payable	449.2	449.0
Deferred income tax liabilities, net	405.3	99.0
Other liabilities	287.8	235.1
Separate account liabilities	795.8	881.7

Total liabilities	25,078.7	23,256.3
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 118,637,379 issued and outstanding as of December 31, 2011; 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010	1.2	1.2
Additional paid-in capital	1,454.6	1,450.2
Retained earnings	664.7	496.7
Accumulated other comprehensive income, net of taxes	1,013.5	432.5

Total stockholders’ equity	3,134.0	2,380.6

Total liabilities and stockholders’ equity	$28,212.7	$25,636.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Premiums	$540.5	$473.0	$470.1
Net investment income	1,270.9	1,199.4	1,113.6
Policy fees, contract charges, and other	180.7	166.3	159.9
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(13.2)	(53.3)	(191.2)
Less: portion recognized in other comprehensive income	(0.9)	32.4	104.7

Net impairment losses recognized in earnings	(14.1)	(20.9)	(86.5)
Other net realized investment gains	21.1	60.7	57.2

Total net realized investment gains (losses)	7.0	39.8	(29.3)

Total revenues	1,999.1	1,878.5	1,714.3

Benefits and expenses:
Policyholder benefits and claims	381.4	335.1	350.5
Interest credited	925.9	899.5	846.8
Other underwriting and operating expenses	296.1	256.7	252.7
Interest expense	32.1	31.9	31.8
Amortization of deferred policy acquisition costs	84.6	66.2	51.4

Total benefits and expenses	1,720.1	1,589.4	1,533.2

Income from operations before income taxes	279.0	289.1	181.1
Provision (benefit) for income taxes:
Current	86.0	57.7	6.7
Deferred	(6.6)	30.5	46.1

Total provision for income taxes	79.4	88.2	52.8

Net income	$199.6	$200.9	$128.3

Net income per common share:
Basic	$1.45	$1.48	$1.15
Diluted	$1.45	$1.48	$1.15

Weighted-average number of common shares outstanding:
Basic	137.491	135.609	111.622
Diluted	137.503	135.618	111.626

Cash dividends declared per common share	$0.23	$0.15	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances as of January 1, 2009	$0.9	$1,165.5	$172.4	$(1,052.6)	$286.2
Cumulative effect adjustment — new accounting guidance (net of taxes: $(8.4))	—	—	15.7	(15.7)	—
Comprehensive income, net of taxes:
Net income	—	—	128.3	—	128.3
Other comprehensive income (net of taxes: $548.5)	—	—	—	1,018.6	1,018.6

Total comprehensive income, net of taxes					1,146.9
Stock-based compensation	—	0.2	—	—	0.2

Balances as of December 31, 2009	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3

Balances as of January 1, 2010	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3
Common stock issued (net of issuance costs of $20.6)	0.3	282.2	—	—	282.5
Comprehensive income, net of taxes:
Net income	—	—	200.9	—	200.9
Other comprehensive income (net of taxes: $259.6)	—	—	—	482.2	482.2

Total comprehensive income, net of taxes				—	683.1
Stock-based compensation	—	2.3	—	—	2.3
Dividends declared	—	—	(20.6)	—	(20.6)

Balances as of December 31, 2010	$1.2	$1,450.2	$496.7	$432.5	$2,380.6

Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$432.5	$2,380.6
Comprehensive income, net of taxes:
Net income	—	—	199.6	—	199.6
Other comprehensive income (net of taxes: $312.9)	—	—	—	581.0	581.0

Total comprehensive income, net of taxes					780.6
Stock-based compensation	—	4.4	—	—	4.4
Dividends declared	—	—	(31.6)	—	(31.6)

Balances as of December 31, 2011	$1.2	$1,454.6	$664.7	$1,013.5	$3,134.0

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$199.6	$200.9	$128.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(7.0)	(39.8)	29.3
Accretion and amortization of invested assets, net	48.8	38.2	25.2
Accrued interest on fixed maturities	(26.4)	(39.6)	(36.7)
Amortization and depreciation	19.7	15.6	14.3
Deferred income tax (benefit) provision	(6.6)	30.5	46.1
Interest credited on deposit contracts	925.9	899.5	846.8
Mortality and expense charges and administrative fees	(109.0)	(103.1)	(100.2)
Changes in, net of amounts acquired:
Accrued investment income	(11.8)	(20.4)	(30.9)
Deferred policy acquisition costs, net	(31.6)	(61.7)	(106.2)
Other receivables	(26.1)	(6.7)	(18.3)
Future policy benefits	(7.2)	3.5	2.8
Policy and contract claims	15.3	(9.0)	(7.5)
Current income taxes	2.7	17.2	0.8
Other assets and liabilities	(0.6)	(0.4)	6.6
Other, net	1.8	1.0	(2.0)

Total adjustments	787.9	724.8	670.1

Net cash provided by operating activities	987.5	925.7	798.4

Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(3,866.8)	(4,884.9)	(4,014.7)
Other invested assets and investments in limited partnerships	(55.0)	(77.9)	(36.2)
Issuances of mortgage loans	(956.9)	(592.1)	(290.8)
Issuances of policy loans	(13.5)	(17.3)	(18.0)
Maturities, calls, paydowns, and other	1,802.5	1,987.2	1,312.8
Securities lending collateral returned, net	—	—	103.7
Sales of:
Fixed maturities and marketable equity securities	1,240.6	1,017.4	660.1
Other invested assets and investments in limited partnerships	18.0	21.1	45.3
Repayments of mortgage loans	152.5	76.1	73.5
Repayments of policy loans	15.1	18.6	18.2
Other, net	15.6	(5.0)	3.8

Net cash used in investing activities	(1,647.9)	(2,456.8)	(2,142.3)

Cash flows from financing activities
Policyholder account balances:
Deposits	2,238.2	2,649.6	2,580.0
Withdrawals	(1,588.3)	(1,357.9)	(1,353.6)
Securities lending collateral paid, net	—	—	(103.7)
Proceeds from issuance of common stock, net	1.4	282.5	—
Cash dividends paid on common stock	(31.6)	(20.6)	—
Other, net	8.4	(5.7)	11.0

Net cash provided by financing activities	628.1	1,547.9	1,133.7

Net increase (decrease) in cash and cash equivalents	(32.3)	16.8	(210.2)
Cash and cash equivalents at beginning of period	274.6	257.8	468.0

Cash and cash equivalents at end of period	$242.3	$274.6	$257.8

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$31.1	$31.1	$31.0
Income taxes	83.0	40.5	5.6
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$38.3	$21.3	$10.7
Bond exchanges	255.4	125.9	206.6

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

1. Organization and Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers group and individual insurance products and retirement products, including annuities, marketed through benefits consultants, financial institutions and independent agents and advisers in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance; fixed and variable deferred annuities; single premium immediate annuities; universal life insurance, including single-premium life and bank-owned life insurance (BOLI), and term life insurance. The accompanying financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and are collectively referred to as “Symetra” or “the Company.”

On January 27, 2010, the Company completed the initial public offering (IPO) of its common stock. The IPO included 25.260 newly issued shares of common stock sold by the Company and 9.700 existing shares of common stock sold by selling stockholders. The Company received net proceeds from the offering of approximately $282.5. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Common and Preferred Stock

The Company has 750.000 authorized shares of common stock, $0.01 par value per share, and 10.000 authorized shares of preferred stock, $0.01 par value per share. The Company’s Board of Directors has the authority to designate the preferred stock into series and to designate the voting powers, preferences and other rights of the shares of each series without further stockholder approval. The Company also has warrants outstanding as of December 31, 2011, which are recorded in stockholders’ equity. The warrants are exercisable at any time until August 2, 2014, to acquire 18.976 shares of common stock at an exercise price of $11.49 per share and can be net-share settled at the option of the warrant holder.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the consolidated financial statements.

The most significant estimates include those used to determine the following: valuation of investments carried at fair value; the identification and measurement of other-than-temporary impairments (OTTI) of investments; the balance, recoverability and amortization of deferred policy acquisition costs (DAC) and deferred sales inducements (DSI); and the liabilities for funds held under deposit contracts, future policy benefits, and policy and contract claims. The recorded amounts reflect management’s best estimates, though actual results could differ from those estimates.

The consolidated financial statements include the accounts of Symetra. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Traditional individual life insurance products, including term and whole life insurance products, are long-duration contracts, and the associated premiums and benefits are fixed and guaranteed. Premiums from these products are considered earned and recognized as revenue when due. As premiums are earned, the Company establishes a reserve for future policy benefits associated with those premiums, resulting in the recognition of profits over the life of the policy.

Deposits related to universal life insurance, including BOLI and single-premium life, and investment-type products are credited to policyholder account balances and reflected as liabilities, rather than as premium income, when received. Revenues from these contracts consist of net investment income on the policyholders’ fund balances, and amounts assessed during the period for cost of insurance, policy administration, and surrender charges. The Company includes such amounts in policy fees, contract charges, and other in the consolidated statements of income. Expenses that are charged to operations for these products include interest credited and benefit claims incurred in excess of related policyholder account balances.

Fees for variable annuity and variable life products include mortality and expense charges, policy administration charges and surrender charges. These fees are charged to policyholders’ accounts based upon the daily net assets of the policyholders’ account values, and are recognized in policy fees, contract charges, and other on the consolidated statements of income when charged.

Investments

Available-for-Sale Securities

The Company classifies its investments in fixed maturities and certain marketable equity securities as available-for-sale and carries them at fair value. Fixed maturities primarily include bonds, mortgage-backed securities and redeemable preferred stock. Marketable equity securities classified as available-for-sale primarily include nonredeemable preferred stock. See Note 6 for information about the valuation of securities and additional disclosures about fair value measurements.

In the normal course of business the Company makes passive investments in structured securities issued by variable interest entities (VIEs). These structured securities primarily include residential and commercial mortgage-backed securities. Because the Company lacks the ability to direct the activities that most significantly impact the economic performance of the VIEs, it is not considered the primary beneficiary and therefore does not consolidate them. The Company’s maximum exposure to loss with respect to these investments is limited to the amortized cost of the Company’s investment.

The Company reports net unrealized investment gains (losses) related to its available-for-sale securities in accumulated other comprehensive income (loss) (AOCI) in stockholders’ equity, net of related DAC, DSI and deferred income taxes. The cost of securities sold is determined using the specific-identification method.

The Company reports interest and dividends earned, including prepayment fees or interest-related make whole payments in net investment income. Interest income for fixed maturities is recognized using the effective yield method. When the collectability of interest income for fixed maturities is considered doubtful, any accrued but uncollectible interest is deducted from investment income in the current period. The Company then places the securities on nonaccrual status, and they are not restored to accrual status until all delinquent interest and principal are paid. For mortgage-backed securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, the Company compares actual prepayments to anticipated prepayments and recalculates the effective yield to reflect actual payments plus anticipated future payments. The Company includes any resulting adjustment in net investment income in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Trading Securities

The Company has elected fair value accounting for its investments in common stock. As a result, changes in the fair value of the Company’s trading portfolio are recorded in net realized investment gains (losses) in the consolidated statements of income. The Company believes this presents its investment results for these securities on a basis that is consistent with management’s operating principles. Dividends earned on trading securities are reported in net investment income.

Other-Than-Temporary Impairments

An impairment is recorded on an available-for-sale security when a decline in fair value below a security’s amortized cost is judged to be other-than-temporary. The Company’s review of investment securities includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with the terms and covenants of the security. See Note 4 for additional discussion about the Company’s process for identifying and recording OTTI.

Mortgage Loans

The Company carries its mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Loan origination fees and costs are deferred and amortized over the life of the loan. Interest income, including amortization of deferred fees and expenses, is recorded in net investment income. See Note 5 for further discussion of the Company’s allowance for loan losses.

Policy Loans

Policy loans are carried at unpaid principal balances. Policy loans are secured and are not granted for amounts in excess of the accumulated cash surrender value of the policy or contract.

Investments in Limited Partnerships

The Company invests in limited partnerships that operate affordable housing projects, state tax credit funds and other types of assets that provide tax benefits (collectively, “tax credit investments”). These investments are accounted for under the equity method and recorded at amortized cost, with amortization recorded in net investment income. The present value of any unfunded commitments related to these investments is recorded in other liabilities.

Investments in limited partnerships also include investments in private equity funds recorded at fair value. The impact of changes in the fair value of private equity funds is recorded in net investment income.

The limited partnerships that the Company invests in meet the definition of a VIE. Because the Company, as a limited partner, lacks the ability to direct the activities of any of these partnerships, it is not considered the “primary beneficiary” and therefore has not consolidated them. The maximum exposure to loss in these VIEs was $250.1 and $208.0 as of December 31, 2011 and 2010, respectively. The maximum exposure to loss includes commitments to provide future capital contributions as described in Note 14.

Derivative Financial Instruments

The Company’s recognition of changes in fair value of a derivative depends on the intended use of the derivative and the extent to which it is effective as part of a hedging transaction. Derivative financial instruments currently held consist primarily of S&P 500 index options, interest rate swaps and foreign currency forwards, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

are included in other invested assets at fair value on the Company’s consolidated balance sheets. We do not believe our derivative instruments expose the Company to significant risk.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value.

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

The Company amortizes acquisition costs for traditional individual life insurance policies over the premium paying period of the related policies, using assumptions consistent with those used in computing policy benefit liabilities. The Company amortizes acquisition costs for immediate annuities using a constant yield approach. Acquisition costs for medical stop-loss policies are amortized over the policy period of one year.

The Company conducts regular recoverability analyses for DAC asset balances associated with deferred and immediate annuity contracts, universal life contracts, and traditional life contracts. The Company compares the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance. As of December 31, 2011 and 2010, all of the DAC asset balances were considered recoverable.

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

Deferred Sales Inducements

The Company offers sales inducements on certain deferred annuity contracts and universal life policies. For certain deferred annuity contracts, the inducement interest entitles the contract holder to an incremental amount of interest to be credited to the account value over a 12- to 60-month period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. For certain universal life policies, the inducement provides an immediate increment to the policyholder’s account value at the issue date or time of deposit. Deferred sales inducements are reported as other assets and amortized into interest credited using the same methodology and assumptions used to amortize DAC. Deferred sales inducement balances are subject to regular recoverability testing to ensure that capitalized amounts do not exceed the present value of anticipated gross profits.

Intangible Assets and Goodwill

Intangible assets are reported net of accumulated amortization as other assets on the consolidated balance sheets. Intangible assets are reviewed at least annually for indicators of impairment and are tested for impairment when events or circumstances indicate the carrying amount may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually. No impairment was recorded for goodwill or intangible assets for the years ended December 31, 2011, 2010 or 2009.

On July 1, 2011, the Company entered into an indemnity reinsurance agreement and acquired the renewal rights for medical stop-loss insurance policies issued by American United Life Insurance Company (AUL) for $26.0 and received $34.7, in cash, representing the value of the assumed net liabilities. Intangible assets acquired totaled $26.0 and are to be amortized over a weighted-average life of 7.7 years. This transaction expanded the customer and broker base for the medical stop-loss insurance in the Benefits segment.

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

Funds Held Under Deposit Contracts

Liabilities for fixed deferred annuity contracts and universal life policies, including BOLI, are computed as deposits net of withdrawals made by the policyholder, plus amounts credited based on contract specifications, less contract fees and charges assessed.

For single premium immediate annuities (SPIAs), including structured settlements, liabilities are based on discounted amounts of estimated future benefits. Future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Contingent future benefits are discounted with pricing mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue. The interest rates within the pattern vary over time and start with interest rates that prevailed at contract issue. As of December 31, 2011, the weighted-average implied interest rate on the existing book of business was 6.0% and is expected to grade to 6.6% during the next 20 years.

Future Policy Benefits

The Company computes liabilities for future policy benefits under traditional individual life and group life and long-term disability insurance policies on the level premium method, which uses a level premium assumption to fund reserves. The Company selects the level premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The Company sets the interest, mortality, and persistency assumptions in the year of issue and includes a provision for adverse deviation. The provision for adverse deviation is intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions. These liabilities are contingent upon the death of the insured while the policy is in force. The Company derives mortality assumptions from both company-specific and industry statistics. The Company discounts future benefits at interest rates that vary by year of policy issue. These rates are initially set to be consistent with portfolio rates at the time of issue, and are graded to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are set at the time each product is introduced and are not updated for actual experience unless the total product liability amount is determined to be inadequate to cover future policy benefits.

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group medical stop-loss and limited benefit medical insurance policies and are established on the basis of reported losses (case basis method). The Company also provides for claims incurred but not reported (IBNR), based on expected loss ratios, claims paying completion patterns and historical experience. The Company reviews estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are reflected in current operating results. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR claim liability increases.

Stock-based Compensation

The Company accounts for stock-based compensation based on the grant-date fair value of the awards. Compensation expense for these awards is recognized over the requisite service period, using the straight-line method. See Note 9 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Income Taxes

Income taxes have been determined using the liability method. The provision for income taxes has two components: amounts currently payable or receivable and deferred income taxes. The deferred income taxes are calculated as the difference between the book and tax bases of the appropriate assets and liabilities and are measured using enacted tax rates. Deferred tax assets are recognized only to the extent that it is more likely than not that future taxable profits will be available. A valuation allowance is established where deferred tax assets cannot be recognized.

Adoption of New Accounting Pronouncements

ASU 2010-06, Improving Disclosures about Fair Value Measurement

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurement. This ASU requires additional disclosures about an entity’s fair value measurements, including information about inputs to Level 2 measurements, gross transfers into and out of Levels 1 and 2, and information about activity for Level 3 measurements on a gross basis. It also clarifies the level of disaggregation required for existing fair value disclosures. The Company adopted this standard on January 1, 2010, except for the provisions regarding activity for Level 3 measurements presented on a gross basis, which was adopted on January 1, 2011, as provided for in the standard. See Note 6 for the Company’s disclosures related to fair value measurements.

ASU 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB issued ASU 2010-15, Financial Services — Insurance (Topic 944) — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This ASU clarifies that an insurer should only consider its ownership interests held within its general account when determining if it holds a controlling interest, thus excluding interests held in a separate account from the analysis. The Company adopted this standard on January 1, 2011, which did not change the Company’s existing practice.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU clarifies the criteria for whether a troubled debt restructuring has occurred when a creditor modifies a financing receivable for a borrower. The Company elected to early adopt this standard, effective April 1, 2011, with retrospective application to January 1, 2011. Upon adoption of ASU 2011-02, the additional disclosures required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses were also adopted by the Company. The adoption of this standard did not have a material impact on the financial statements as there were an immaterial amount of troubled debt restructurings in 2011.

ASU 2011-08, Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. This ASU allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The standard is effective for fiscal years beginning after December 15, 2011. The Company elected to early adopt this ASU on July 1, 2011, which did not have a material impact on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Accounting Pronouncements Not Yet Adopted

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU limits the amount of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The Company’s adoption of this standard will result in more distribution and new business processing and underwriting costs being expensed as incurred.

The Company retrospectively adopted this standard on January 1, 2012. The Company believes retrospective adoption provides users the most useful financial information, because it is comparable between financial periods. In future financial statements issued after adoption beginning with first quarter 2012, the Company will restate its financial information for all periods presented. Upon adoption, the Company reduced its DAC asset, including the impact from the accumulated effect from net unrealized investment gains, by $29.4 and recorded a total cumulative effect of adoption of $19.1, net of taxes of $10.3, as a decrease to total stockholders’ equity as of December 31, 2011. As a result of adoption, net income for the year ended December 31, 2011 decreased by approximately 2% and the Company expects a comparable decrease to its 2012 net income. The impact described above is not reflected in the consolidated financial statements included herein and will be reflected in the 2012 consolidated financial statements.

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This ASU establishes common definitions of fair value and requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). Enhanced disclosures include quantitative information about unobservable inputs to Level 3 measurements, when available; qualitative information about the sensitivity of Level 3 measurements to alternative inputs; and classification within the fair value hierarchy of all fair value measurements disclosed. The standard is effective for interim and annual periods beginning after December 15, 2011, and the Company prospectively adopted this standard on January 1, 2012. Effective with the first quarter 2012, the Company will provide the additional disclosures but does not expect any material changes to its fair value measurements.

ASU 2011-05, Presentation of Comprehensive Income and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU eliminates the current option to report other comprehensive income (OCI) and its components in the statement of shareholders’ equity, and instead requires the components of net income and OCI to be presented either in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new standard changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or OCI under current accounting standards.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU indefinitely defers the requirement to present reclassification adjustments out of AOCI by component in both the statement in which net income is presented and the statement in which OCI is presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The Company adopted the standard, except for the deferred provisions, on January 1, 2012. As the ASU only amend the presentation of the components of comprehensive income, the adoption will not have an impact on the amounts reported in the Company’s financial statements.

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

The Company has issued equity instruments to employees that are included in the computation of earnings per share, weighted for the portion of the period the shares were outstanding. These instruments include restricted stock, stock options and shares issued under the employee stock purchase plan. Refer to Note 9 for discussion of these plans. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan were included in diluted earnings per share based on the application of the treasury stock method.

For the years ended December 31, 2011 and 2010, 2.950 of stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. There were no antidilutive awards outstanding as of December 31, 2009. Also, performance units granted during 2010 were excluded from the computation of diluted earnings per share, because the Company has a historical practice of and intent to settle these awards in cash. Refer to Note 15 for discussion of the performance units.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income, as reported	$199.6	$200.9	$128.3

Denominator:
Weighted-average common shares outstanding — basic	137.491	135.609	111.622
Add: dilutive effect of restricted stock	0.012	0.009	0.004

Weighted-average common shares outstanding — diluted	137.503	135.618	111.626

Net income per common share:
Basic	$1.45	$1.48	$1.15
Diluted	$1.45	$1.48	$1.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

4. Investments

The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The OTTI in AOCI represent the amount of cumulative non-credit OTTI losses recorded in AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2011
Fixed maturities:
U.S. government and agencies	$60.3	$3.8	$—	$64.1	$(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	(0.1)
Corporate securities	14,817.1	1,572.2	(185.0)	16,204.3	(16.5)
Residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	(4.1)

Total fixed maturities	21,061.4	2,054.1	(210.3)	22,905.2	(57.3)
Marketable equity securities, available-for-sale	52.4	0.2	(2.3)	50.3	—

Total	$21,113.8	$2,054.3	$(212.6)	$22,955.5	$(57.3)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2010
Fixed maturities:
U.S. government and agencies	$30.3	$2.8	$—	$33.1	$(0.1)
State and political subdivisions	462.9	5.3	(15.4)	452.8	(0.2)
Corporate securities	13,891.7	855.3	(205.6)	14,541.4	(26.2)
Residential mortgage-backed securities	3,707.2	148.9	(54.5)	3,801.6	(40.0)
Commercial mortgage-backed securities	1,782.2	115.2	(10.1)	1,887.3	(3.3)
Other debt obligations	542.2	35.8	(12.4)	565.6	(6.4)

Total fixed maturities	20,416.5	1,163.3	(298.0)	21,281.8	(76.2)
Marketable equity securities, available-for-sale	52.8	0.1	(7.8)	45.1	—

Total	$20,469.3	$1,163.4	$(305.8)	$21,326.9	$(76.2)

The Company maintains a diversified portfolio of corporate fixed maturity securities across industries. The following table presents the composition of the Company’s corporate securities portfolio by sector:

	As of December 31, 2011		As of December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Industrials	$3,220.5	19.9%	$2,603.6	17.9%
Consumer staples	2,710.7	16.7	2,216.1	15.2
Utilities	1,926.3	11.9	1,794.2	12.3
Financials	1,879.3	11.6	2,013.8	13.8
Consumer discretionary	1,709.0	10.5	1,589.1	10.9
Other	4,758.5	29.4	4,324.6	29.9

Total	$16,204.3	100.0%	$14,541.4	100.0%

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

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2011
Fixed maturities:
State and political subdivisions	$18.3	$(0.2)	2	$87.9	$(1.6)	11
Corporate securities	883.2	(50.9)	202	601.9	(134.1)	66
Residential mortgage-backed securities	72.5	(0.8)	27	166.1	(16.8)	26
Commercial mortgage-backed securities	40.0	(0.7)	5	54.6	(3.4)	18
Other debt obligations	80.4	(1.6)	9	14.0	(0.2)	4

Total fixed maturities	$1,094.4	$(54.2)	245	$924.5	$(156.1)	125
Marketable equity securities, available-for-sale	44.7	(1.2)	3	5.0	(1.1)	1

Total	$1,139.1	$(55.4)	248	$929.5	$(157.2)	126

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2010
Fixed maturities:
State and political subdivisions	$139.1	$(3.3)	19	$146.9	$(12.1)	24
Corporate securities	2,191.5	(92.2)	203	897.7	(113.4)	105
Residential mortgage-backed securities	525.8	(18.6)	37	273.1	(35.9)	42
Commercial mortgage-backed securities	160.5	(2.9)	26	63.2	(7.2)	17
Other debt obligations	41.4	(0.8)	7	94.9	(11.6)	10

Total fixed maturities	$3,058.3	$(117.8)	292	$1,475.8	$(180.2)	198
Marketable equity securities, available-for-sale	19.9	(0.7)	2	24.1	(7.1)	3

Total	$3,078.2	$(118.5)	294	$1,499.9	$(187.3)	201

Based on National Association of Insurance Commissioners (NAIC) ratings, as of December 31, 2011 and 2010, the Company held below-investment-grade fixed maturities with fair values of $1,508.1 and $1,257.5, respectively, and amortized costs of $1,583.7 and $1,321.2, respectively. These holdings amounted to 6.6% and 5.9% of the Company’s investments in fixed maturities at fair value as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, $3,783.8, or 69.3%, and $3,968.0, or 69.7%, respectively, of the Company’s mortgage-backed securities were agency securities. Of the remaining non-agency securities, $1,274.9, or 76.0%, and $1,240.1, or 72.1%, respectively, were AAA-rated commercial mortgage-backed securities, and $272.8, or 16.3%, and $329.7, or 19.2%, were residential mortgage-backed securities classified as prime. Based on a review of underlying mortgage loan pool characteristics, such as credit scores and financial ratios, the Company classified $89.4 and $111.3, of its non-agency residential mortgage-backed securities as Alt-A as of December 31, 2011 and 2010, respectively, as each has overall collateral credit quality between prime and subprime. Of the securities classified as Alt-A, 59.1% and 88.1% had an NAIC rating of 1 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had no mortgage-backed securities classified as subprime.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table summarizes the contractual years to maturity as of December 31, 2011. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$517.1	$525.3
Over one year through five years	3,296.3	3,494.3
Over five years through ten years	6,979.5	7,691.8
Over ten years	4,734.3	5,241.2
Residential mortgage-backed securities	3,388.4	3,625.0
Commercial mortgage-backed securities	1,698.1	1,837.0
Other asset-backed securities	447.7	490.6

Total fixed maturities	$21,061.4	$22,905.2

The following table summarizes the Company’s net investment income:

	Years Ended December 31,
	2011	2010	2009
Fixed maturities	$1,151.9	$1,119.9	$1,048.1
Marketable equity securities, available-for-sale	3.4	3.4	3.4
Marketable equity securities, trading	7.7	3.0	2.5
Mortgage loans	133.3	89.1	67.4
Policy loans	3.4	4.3	4.4
Investments in limited partnerships	(9.7)	(4.3)	(0.1)
Other	6.3	4.9	7.5

Total investment income	1,296.3	1,220.3	1,133.2
Investment expenses	(25.4)	(20.9)	(19.6)

Net investment income	$1,270.9	$1,199.4	$1,113.6

The following table summarizes the Company’s net realized investment gains (losses):

	Years Ended December 31,
	2011	2010	2009
Fixed maturities:
Gross gains on sales	$38.9	$31.3	$25.5
Gross losses on sales	(8.1)	(10.1)	(23.3)
Other-than-temporary impairments	(14.1)	(20.9)	(86.5)
Other (1)	7.5	16.5	9.7

Total fixed maturities	24.2	16.8	(74.6)
Marketable equity securities, trading (2)	(9.1)	32.6	36.4
Other invested assets	(4.3)	(5.0)	(2.7)
DAC/DSI adjustment	(3.8)	(4.6)	11.6

Net realized investment gains (losses)	$7.0	$39.8	$(29.3)

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible fixed maturities held as of period end totaling $(10.2), $5.4 and $10.1 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company’s convertible fixed maturities totaled $85.4 and $83.0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(2)	This includes net gains (losses) on changes in fair value of trading securities held as of period end, totaling $(7.5), $34.5 and $28.3 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other-Than-Temporary Impairments

During 2011, the Company recorded OTTI charges in earnings on fixed maturities totaling $14.1. The largest write-downs were from investments in the materials sector, totaling $4.9, or 34.8%; the financial sector, totaling $3.5, or 24.8%; and the industrial sector, totaling $2.7, or 19.1%. During 2010, the Company recorded OTTI charges in earnings on fixed maturities totaling $20.9. The largest write-downs were from investments in the financial sector, totaling $8.3, or 39.7%; the industrial sector, totaling $6.7, or 32.1%; and the utilities sector, totaling $2.2, or 10.5%. During 2009, the Company recorded OTTI charges on fixed maturities totaling $86.5. The largest write-downs were from investments in the financial sector, totaling $43.8, or 50.6%; the consumer discretionary sector, totaling $21.2, or 24.5%; and the materials sector, totaling $12.0, or 13.9%.

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

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

•	Any reduction or elimination of dividends or nonpayment of scheduled interest;

•	Other indications that a credit loss has occurred; and

•

For fixed maturities, the Company’s intent to sell or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments and the Company’s liquidity needs.

For fixed maturities, the Company concludes that an OTTI has occurred if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). In order to determine the amount of the credit loss, the Company calculates the recovery value by discounting the current expectations of future cash flows it will recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity, which is the original effective yield for corporate securities or current effective yield for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Determination of OTTI on Corporate Securities

To determine the recovery value, credit loss for a corporate security, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Expected cash flows of the issuer;

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy, compared to the price at which the market is trading;

•	Earnings multiples for an issuer’s industry or sector of the industry, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency; and

•	Additional available market information.

Determination of OTTI on Structured Securities

To determine the recovery value, credit loss for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

•	Expected cash flows from the security, including potential variability of prepayments;

•	Level of creditworthiness;

•	Delinquency ratios and loan-to-value ratios;

•	Average cumulative collateral values, vintage year and level of subordination; and

•	Susceptibility to fair value fluctuations due to changes in the interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of December 31, 2011		As of December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$204.0	$(77.1)	$69.1	$(23.7)
6 consecutive months or more	56.0	(30.2)	93.9	(36.2)

Total underwater by 20% or more	260.0	(107.3)	163.0	(59.9)
All other underwater fixed maturities	1,758.9	(103.0)	4,371.1	(238.1)

Total underwater fixed maturities	$2,018.9	$(210.3)	$4,534.1	$(298.0)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	—	—	1.7	(4.4)

Total underwater by 20% or more	—	—	1.7	(4.4)
All other underwater marketable equity securities, available-for-sale	49.7	(2.3)	42.3	(3.4)

Total underwater marketable equity securities, available-for-sale	$49.7	$(2.3)	$44.0	$(7.8)

The Company reviewed its available-for-sale investments with unrealized losses as of December 31, 2011 and 2010 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$68.0	$69.6	$73.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	1.9	12.3	37.2
For which an OTTI was previously recognized	3.6	3.0	20.6
Decreases attributable to:
Securities sold or paid down during the period	(41.0)	(16.9)	(38.0)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	—	—	(23.2)

Balance, end of period	$32.5	$68.0	$69.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security prior to recovery of its amortized cost.

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of December 31, 2011, 32.2% of our commercial mortgage loans were located in California, primarily in the Los Angeles area, 12.1% were located in Washington and 10.5% were located in Texas.

Allowance for Mortgage Loans

The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for impaired loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses, the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

•	Lower Risk Loans — Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans — Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans — All loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.

The following table sets forth the Company’s mortgage loans by risk category:

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	% of Total	Carrying Value	% of Total
Lower Risk	$1,395.5	55.5%	$917.5	53.3%
Medium Risk	617.0	24.5	430.4	25.0
Higher Risk	504.7	20.0	372.3	21.7

Credit quality indicator total	2,517.2	100.0%	1,720.2	100.0%
Loans specifically evaluated for impairment (1)	8.3		—
Other (2)	(7.9)		(7.2)

Total	$2,517.6		$1,713.0

(1)	As of December 31, 2011 a reserve of $0.3 was established for loans specifically evaluated for impairment.
(2)	Other includes the allowance for loan losses, deferred fees and costs, and a 2004 purchase accounting adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated during the third quarter of each year.

The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	As of December 31,
	2011	2010	2009
Allowance at beginning of period	$7.1	$8.2	$5.0
Provision for specific loans	0.3	—	2.2
Provision for loans not specifically identified	—	1.1	1.0
Write-off for foreclosed property	—	(2.2)	—

Allowance at end of period	$7.4	$7.1	$8.2

Specific reserves are established for impaired loans, for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, and for loans with terms modified in a troubled debt restructuring.

Non-performing loans, defined as those more than 90 days past due, are placed on non-accrual status. As of December 31, 2011 and December 31, 2010, no loans were considered non-performing. As of December 31, 2009 one loan, with an unpaid principal balance of $3.9, was considered non-performing.

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

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable. This level includes those financial instruments that are valued using industry-standard pricing methodologies or models. All significant inputs are observable or derived from observable information in the marketplace. Financial instruments in this category primarily include certain corporate fixed maturities, government or agency securities and certain mortgage-backed securities.

•

Level 3 — Instruments whose significant value drivers are unobservable. This comprises financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

broker quotes. This category primarily consists of certain less-liquid fixed maturities, including certain corporate private placement securities, and investments in private equity funds.

The following tables present the financial assets accounted for at fair value on a recurring basis, classified by the valuation hierarchy described above. The Company has no financial liabilities accounted for at fair value on a recurring basis.

	As of December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Level 3 Percent
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$64.1	$—	$64.1	$—	—
State and political subdivisions	635.3	—	635.3	—	—
Corporate securities	16,204.3	—	15,450.3	754.0	3.1%
Residential mortgage-backed securities	3,625.0	—	3,625.0	—	—
Commercial mortgage-backed securities	1,837.0	—	1,821.1	15.9	0.1
Other debt obligations	539.5	—	388.4	151.1	0.6

Total fixed maturities, available-for-sale	22,905.2	—	21,984.2	921.0	3.8
Marketable equity securities, available-for-sale	50.3	0.5	44.8	5.0	0.1
Marketable equity securities, trading	381.7	381.1	—	0.6	—
Investments in limited partnerships (1)	27.8	—	—	27.8	0.1
Other invested assets	15.8	2.8	8.2	4.8	—

Total investments carried at fair value	23,380.8	384.4	22,037.2	959.2	4.0
Separate account assets	795.8	795.8	—	—	—

Total	$24,176.6	$1,180.2	$22,037.2	$959.2	4.0%

(1)	Includes investments in private equity funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	As of December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Level 3%
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$33.1	$—	$33.1	$—	—
State and political subdivisions	452.8	—	452.8	—	—
Corporate securities	14,541.4	—	13,786.8	754.6	3.3%
Residential mortgage-backed securities	3,801.6	—	3,801.6	—	—
Commercial mortgage-backed securities	1,887.3	—	1,868.2	19.1	0.1
Other debt obligations	565.6	—	412.4	153.2	0.7

Total fixed maturities, available-for-sale	21,281.8	—	20,354.9	926.9	4.1
Marketable equity securities, available-for-sale	45.1	0.6	42.7	1.8	—
Marketable equity securities, trading	189.3	188.7	—	0.6	—
Investments in limited partnerships (1)	36.5	—	—	36.5	0.2
Other invested assets	6.4	2.6	—	3.8	—

Total investments carried at fair value	21,559.1	191.9	20,397.6	969.6	4.3
Separate account assets	881.7	881.7	—	—	—

Total	$22,440.8	$1,073.6	$20,397.6	$969.6	4.3%

(1)	Includes investments in private equity funds.

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of December 31, 2011 and 2010, respectively, pricing services provided prices for 95.9% and 95.6% of the Company’s fixed maturities.

The Company analyzes the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. The Company also performs procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing annual due diligence procedures, including deep-dive analyses, back-testing of selected sales activity to determine whether there were significant differences between the market price used to value the security prior to sale and the actual sales price, and corroboration of prices by obtaining multiple pricing quotes for selected securities. Based upon its analyses, the Company has not adjusted prices obtained from the pricing services.

The pricing services provide prices where observable inputs are available, utilizing evaluated pricing models that vary by asset class. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security. In these situations, the security’s fair value is determined using internal pricing models. These models typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data, and the resulting value is considered a Level 3 measurement. This is generally the case for private placement securities and other securities the pricing services are unable to price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

As of December 31, 2011 and 2010, the Company had $936.4, or 4.1%, and $892.9, or 4.2%, respectively, of its fixed maturities invested in private placement securities. The valuation model requires the use of inputs that are not market-observable and involves significant judgment. The discount rate is based on the current Treasury curve adjusted for credit and liquidity factors. The appropriate illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving other similar securities. The use of such significant unobservable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $853.3, or 91.1%, and $815.4, or 91.3%, as Level 3 measurements as of December 31, 2011 and 2010, respectively.

Corporate Securities

As of December 31, 2011 and 2010, the fair value of the Company’s corporate securities classified as Level 2 measurements was $15,450.3 and $13,786.8, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of December 31, 2011			As of December 31, 2010
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant Security Sectors:
Industrials	$3,008.6	19.5%	234	$2,444.7	17.7%	225
Consumer staples	2,614.1	16.9	164	2,118.0	15.4	157
Utilities	1,866.6	12.1	177	1,738.2	12.6	194
Financials	1,769.7	11.5	233	1,862.1	13.5	260
Weighted-average coupon rate	6.10%			6.27%
Weighted-average remaining years to contractual maturity	11.5			12.2

Corporate securities classified as Level 2 measurements are priced by independent pricing services utilizing evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many corporate securities do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations.

As of December 31, 2011, 98.9% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 26.7%, the consumer discretionary sector, 15.4%, and the financial sector, 14.7%.

As of December 31, 2010, 94.7% of corporate securities classified as Level 3 were privately placed securities. These securities were issued by entities primarily in the industrial sector, 21.6%, the financial sector, 21.2%, and the consumer discretionary sector, 15.9%.

The valuation of these privately placed Level 3 corporate securities requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the duration of such assets. The fair values of these securities were determined using a discounted cash flow approach. The discount rate was based on the current Treasury curve, adjusted for credit and liquidity factors. The credit factor adjustment, which is based on credit spreads to the Treasury curve for similar securities, varies for each security based on its quality and industry or sector. The illiquidity adjustment is estimated based on illiquidity spreads observed in transactions involving similar securities. As of December 31, 2011 and 2010 the range of illiquidity adjustments varied from 0 to 50 basis points.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table presents additional information about the composition of the Level 3 privately placed corporate securities:

		As of December 31, 2011		As of December 31, 2010
NAIC Rating:	Comparable Standard & Poor’s rating:	Fair Value	% of Total	Fair Value	% of Total
1	AAA, AA, A	$105.9	14.2%	$118.6	16.6%
2	BBB	443.1	59.4	497.5	69.6
3 - 6	BB & below	197.0	26.4	98.7	13.8

	Total	$746.0	100.0%	$714.8	100.0%

Residential Mortgage-backed Securities

As of December 31, 2011 and 2010, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,625.0 and $3,801.6, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.87% and 5.13% as of December 31, 2011 and 2010, respectively. Agency securities comprised 90.0% and 88.4% of the Company’s Level 2 RMBS as of December 31, 2011 and 2010, respectively.

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of December 31, 2011		As of December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Standard & Poor’s equivalent rating:
AAA	$102.5	28.3%	$166.6	37.8%
AA through BBB	41.8	11.5	89.0	20.2
BB & below	217.9	60.2	185.4	42.0

Total non-agency RMBS	$362.2	100.0%	$441.0	100.0%

Non-agency RMBS with super senior subordination	$216.8	59.9%	$259.2	58.8%

As of December 31, 2011 and 2010, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.4% and 9.8%, respectively. As of December 31, 2011 and 2010, $152.3 and $181.8, or 42.0% and 41.2%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior.

Level 2 RMBS securities are priced by independent pricing services that utilize evaluated pricing models. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many RMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Commercial Mortgage-backed Securities

As of December 31, 2011 and 2010, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,821.1 and $1,868.2, respectively. These were primarily non-agency securities, which comprised 72.1% and 68.3% of Level 2 CMBS as of December 31, 2011 and 2010, respectively. The non-agency CMBS had an estimated weighted-average credit enhancement of 29.2% and 28.5% as of December 31, 2011 and 2010, respectively, and 94.9% and 94.3% were in the most senior tranche as of December 31, 2011 and 2010, respectively.

The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.23% and 5.50% as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, 18.3% and 18.2% of the underlying collateral for these securities was located in New York, 13.0% and 13.3% was located in California, and 7.5% and 7.1% was located in Texas. The underlying collateral primarily consisted of retail shopping centers, comprising 35.0% and 33.7%, respectively, as of December 31, 2011 and 2010, and office buildings comprising 29.7% and 30.5%, respectively, of these securities as of December 31, 2011 and 2010.

Level 2 CMBS securities are priced by independent pricing services that utilize evaluated pricing models. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications. Because many CMBS do not trade on a daily basis, evaluated pricing applications apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), and certain nonredeemable preferred stocks, which primarily consist of investments in publicly traded companies and actively traded mutual fund investments. When the fair values of the Company’s marketable equity securities are primarily based on quoted market prices in active markets for identical assets they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services that utilize evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs plus exchange prices of underlying securities and common stock of the same issuer.

Investments in Limited Partnerships

Investments in limited partnerships recorded at fair value are investments in private equity funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting.

The fair value for the Company’s investments in private equity funds is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset value (NAV). The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to twelve years. As such, the Company classifies these securities as Level 3 measurements.

Separate Accounts

Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the year ended December 31, 2011:

	Balance as of January 1, 2011	Purchases	Sales	Transfers In and/or (Out) of Level 3 (1)	Other (2)	Unrealized Gain (Loss) Included in:		Realized Gains (Losses) (3)	Balance as of December 31, 2011
						Net Income (3)	Other Comprehensive Income
Types of Investments:
Corporate securities	$754.6	$107.2	$(9.8)	$(34.4)	$(73.4)	$(0.1)	$12.0	$(2.1)	$754.0
Commercial mortgage backed securities	19.1	—	—	—	(3.3)	—	0.1	—	15.9
Other debt obligations	153.2	9.0	(10.8)	—	(4.3)	—	6.4	(2.4)	151.1

Total fixed maturities, available-for-sale	926.9	116.2	(20.6)	(34.4)	(81.0)	(0.1)	18.5	(4.5)	921.0
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.6	—	(0.3)	1.5	(0.5)	(0.3)	—	(0.4)	0.6
Investments in limited partnerships	36.5	3.0	—	—	(17.5)	3.4	—	2.4	27.8
Other invested assets	3.8	2.0	(0.1)	—	0.2	0.6	—	(1.7)	4.8

Total Level 3	$969.6	$121.2	$(21.0)	$(32.9)	$(98.8)	$3.6	$21.7	$(4.2)	$959.2

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $1.6 for the year ended December 31, 2011. Gross transfers out of Level 3 were $34.5 for the year ended December 31, 2011.
(2)	Other is primarily comprised of pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the year ended December 31, 2010:

	Balance as of January 1, 2010	Purchases	Sales	Transfers In and/or (Out) of Level 3 (1)	Other (2)	Unrealized Gain (Loss) Included in:		Realized Gains (Losses) (3)	Balance as of December 31, 2010
						Net Income (3)	Other Comprehensive Income
Types of Investments:
State and political subdivisions	$7.2	$—	$—	$—	$(7.2)	$—	$—	$—	$—
Corporate securities	847.1	56.8	(27.2)	12.8	(147.8)	—	13.5	(0.6)	754.6
Residential mortgage-backed securities	250.5	—	—	(250.5)	—	—	—	—	—
Commercial mortgage backed securities	24.0	—	—	(1.3)	(5.1)	—	1.5	—	19.1
Other debt obligations	54.7	—	—	(3.4)	89.9	—	16.4	(4.4)	153.2

Total fixed maturities, available-for-sale	1,183.5	56.8	(27.2)	(242.4)	(70.2)	—	31.4	(5.0)	926.9
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.3	—	—	—	0.2	0.1	—	—	0.6
Investments in limited partnerships	24.7	22.6	—	—	(14.8)	3.2	—	0.8	36.5
Other invested assets	4.6	2.0	(0.3)	—	(3.1)	(0.1)	—	0.7	3.8

Total Level 3	$1,214.9	$81.4	$(27.5)	$(242.4)	$(87.9)	$3.2	$31.4	$(3.5)	$969.6

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $14.9 for the year ended December 31, 2010. Gross transfers out of Level 3 were $257.3 for the year ended December 31, 2010, of which $250.5 were related to reverse mortgages that are now priced by the Company’s pricing service, as public market information on certain of the Company’s RMBS securities became available. Such securities are now classified as Level 2.
(2)	Other is primarily comprised of pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments subject to fair value disclosure requirements:

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Fixed maturities	$22,905.2	$22,905.2	$21,281.8	$21,281.8
Marketable equity securities, available-for-sale	50.3	50.3	45.1	45.1
Marketable equity securities, trading	381.7	381.7	189.3	189.3
Mortgage loans	2,517.6	2,685.7	1,713.0	1,772.2
Investments in limited partnerships:
Private equity funds	27.8	27.8	36.5	36.5
Tax credit investments	199.1	202.6	150.4	152.6
Other invested assets	21.0	21.0	12.6	12.6
Cash and cash equivalents	242.3	242.3	274.6	274.6
Separate account assets	795.8	795.8	881.7	881.7
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	10,158.1	9,985.1	8,795.8	8,694.2
Immediate annuities	6,605.6	7,786.1	6,670.4	7,188.9
Notes payable:
Capital Efficient Notes (CENts)	149.9	138.0	149.8	140.9
Senior notes	299.3	304.8	299.2	301.6

Other Financial Instruments

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $234.0 and $261.0 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, cash equivalents of $231.5 and $257.9, respectively, were held at a single highly rated financial institution.

The fair values of the Company’s mortgage loans were measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities.

Investments in limited partnerships associated with tax credit investments are carried at amortized cost. Fair value was estimated based on the discounted cash flows over the remaining life of the tax credits, using the original internal rate of return for each investment.

The Company estimates the fair values of funds held under deposit contracts related to investment-type contracts using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,685.8 and $5,487.1 of liabilities related to insurance contracts as of December 31, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

7. Deferred Policy Acquisition Costs and Deferred Sales Inducements

The following table provides a reconciliation of the beginning and ending balance for DAC:

	As of December 31,
	2011	2010	2009
Unamortized balance at beginning of period	$387.4	$325.7	$219.5
Deferral of acquisition costs	118.8	131.4	148.3
Adjustments related to investment (gains) losses	(2.6)	(3.5)	9.3
Amortization	(84.6)	(66.2)	(51.4)

Unamortized balance at end of period	419.0	387.4	325.7
Accumulated effect of net unrealized investment gains	(203.6)	(137.4)	(75.3)

Balance at end of period	$215.4	$250.0	$250.4

The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements, which are included in other assets on the consolidated balance sheets:

	As of December 31,
	2011	2010	2009
Unamortized balance at beginning of period	$105.8	$67.6	$33.0
Capitalizations	68.3	59.6	42.5
Adjustments related to investment (gains) losses	(1.2)	(1.2)	2.4
Amortization	(30.9)	(20.2)	(10.3)

Unamortized balance at end of period	142.0	105.8	67.6
Accumulated effect of net unrealized investment gains	(87.8)	(44.0)	(18.4)

Balance at end of period	$54.2	$61.8	$49.2

8. Stockholders’ Equity

The components of comprehensive income (loss) are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net income	$199.6	$200.9	$128.3
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities (1)	644.9	567.6	1,113.2
Reclassification adjustment for net realized investment (gains) losses included in net income (2)	(9.9)	(32.2)	24.9
Adjustment for deferred policy acquisition costs and deferred sales inducements (3)	(71.5)	(57.0)	(82.0)
Other-than-temporary-impairments on fixed maturities not related to credit losses (4)	12.3	3.7	(37.6)
Cash flow hedges (5)	5.2	0.1	0.1

Other comprehensive income, net of taxes	581.0	482.2	1,018.6

Total comprehensive income	$780.6	$683.1	$1,146.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(1)	Net of taxes of $347.3, $305.6 and $599.5 for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Net of taxes of $(5.3), $(17.3) and $13.4 for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Net of taxes of $(38.5), $(30.7) and $(44.2) for the years ended December 31, 2011, 2010 and 2009, respectively.
(4)	Net of taxes of $6.6, $2.0 and $(20.2) for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, $11.7 (net of taxes of $6.3), $24.8 (net of taxes of $13.3) and $30.5 (net of taxes of $16.4), respectively, of losses previously classified as OTTI not related to credit losses were reclassified into net income.
(5)	Net of taxes of $2.8 for the year ended December 31, 2011.

The components of accumulated other comprehensive income (loss) are as follows:

	As of December 31,
	2011	2010
Net unrealized gains on available-for-sale securities	$1,902.7	$925.7
Other-than-temporary-impairments on fixed maturities not related to credit losses	(57.3)	(76.2)
Net unrealized gains (losses) on cash flow hedges	5.3	(2.7)
Adjustment for deferred policy acquisition costs	(203.6)	(137.4)
Adjustment for deferred sales inducements	(87.8)	(44.0)
Deferred income taxes	(545.8)	(232.9)

Accumulated other comprehensive income	$1,013.5	$432.5

The following table provides a reconciliation of changes in outstanding shares of common stock:

	Common Shares As of December 31,
	2011	2010	2009
Beginning Balance	118.216	92.729	92.646
Common stock, issued in initial public offering	—	25.260	—
Restricted stock issued, net	0.298	0.243	0.083
Employee stock purchase plan shares issued	0.124	0.033	—
Treasury stock (1)	(0.001)	(0.049)	—

Ending Balance	118.637	118.216	92.729

(1)	Represents shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

9. Stock-Based Compensation

As of December 31, 2011, the Company had two stock-based compensation plans: the Symetra Financial Corporation Equity Plan, amended and restated on August 11, 2010, (the “Equity Plan”) and the Symetra Financial Corporation Employee Stock Purchase Plan, amended and restated on May 11, 2010, (the “Stock Purchase Plan”). Under the Equity Plan, the Company is authorized to issue various types of stock-based compensation to employees, directors and consultants. A total of 7.830 shares are authorized for issuance under the Equity Plan, and 4.305 equity instruments are available for future issuance as of December 31, 2011. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 0.870 shares are authorized for issuance under this plan. As of December 31, 2011, 0.713 shares are available for future issuance under the Stock Purchase Plan.

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

Stock-based compensation expense for restricted shares, recognized in other underwriting and operating expenses on the consolidated statements of income, was $2.1, $2.0, and $0.2 for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit for the years ended December 31, 2011, 2010 and 2009 was $0.7, $0.7 and $0.1, respectively.

The following table summarizes the Company’s restricted stock activity for the three years ended December 31, 2011:

	Number of Shares	Weighted- Average Fair Value

Outstanding as of January 1, 2009	—	$—
Shares granted	0.083	13.08

Outstanding as of December 31, 2009	0.083	$13.08

Outstanding as of January 1, 2010	0.083	$13.08
Shares granted	0.274	12.25
Shares vested	(0.134)	12.92
Shares forfeited	(0.031)	12.53

Outstanding as of December 31, 2010	0.192	$12.61

Outstanding as of January 1, 2011	0.192	$12.61
Shares granted	0.314	13.78
Shares vested	(0.012)	12.89
Shares forfeited	(0.016)	13.14

Outstanding as of December 31, 2011	0.478	$13.15

The total fair value of restricted stock vested during the years ended December 31, 2011 and 2010 was $0.2 and $1.6, respectively. No restricted stock vested during the year ended December 31, 2009.

As of December 31, 2011, unrecognized compensation cost for restricted stock was $3.6 and is expected to be recognized over the weighted average of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Stock Options

The Company issued 2.950 options for the year ended December 31, 2010, with an exercise price of $28.00. These options vest on June 30, 2017 and expire one year thereafter. The weighted average fair value of awards granted during the year ended December 31, 2010 was $2.73 per share. No options were granted in 2011 or 2009.

The Company measures compensation cost for stock awards at fair value on the grant date and recognizes such cost, net of estimated forfeitures, over the requisite service period (generally seven years). Stock options are valued using the Black-Scholes valuation model. The following table summarizes the weighted average assumptions used to value stock options issued:

For the Year Ended December 31, 2010

Expected term	7.5 years
Risk-free interest rate	2.0 -2.7%
Dividend yield	1.6%
Volatility	45.6%

The expected term of stock options is the period that options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve over the expected term of the option that is in effect at the grant date. The dividend yield curve is calculated based on historical dividends. Expected volatility is calculated based on daily historical prices and implied volatility.

As of both December 31, 2011 and 2010, 2.950 options were outstanding, none of which were exercisable. Stock-based compensation expense for stock options was $1.0 and $0.5 for the years ended December 31, 2011 and 2010, respectively, and the related tax benefit was $0.4 and $0.2.

Outstanding options have a remaining contractual term of 6.5 years and no intrinsic value as of December 31, 2011. As of December 31, 2011, unrecognized compensation cost for stock options was $5.7 and is expected to be recognized over the next 5.5 years.

Employee Stock Purchase Plan

Under the Company’s Stock Purchase Plan, eligible employees may purchase shares of the Company’s stock on quarterly purchase dates at an amount equal to 85% of the closing market price of the common stock.

Compensation cost for employees is recognized for each three-month period between purchase dates, and is equal to the fair value of the discount received on the purchase of shares. Compensation cost recognized for employees under the Company’s Stock Purchase Plan for the years ended December 31, 2011 and 2010 was $0.2 and $0.1, respectively. The Company did not issue any shares pursuant to the Stock Purchase Plan in 2009.

10. Reinsurance

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The Company reinsures nearly all of its group long-term disability income business. The reinsurer is responsible for paying all claims. The Company reinsures 100% of its exposure to group medical stop loss claims in excess of $1.1.

The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company is not aware of any of its major reinsurers currently experiencing material financial difficulties. The Company analyzes reinsurance recoverables according to the credit ratings of its reinsurers. Of the total amount due from reinsurers as of both December 31, 2011 and 2010, 99.6% were with reinsurers rated A- or higher by A.M. Best. The Company had no reserve for uncollectible reinsurance in 2011 or 2010.

Reinsurance recoverables are composed of the following amounts:

	As of December 31,
	2011	2010
Life insurance
Reinsurance recoverables on:
Funds held under deposit contracts	$85.5	$82.1
Future policy benefits	140.2	138.2
Paid claims, expense allowance and premium tax recoverables	6.6	1.5
Policy and contract claims	5.2	1.5

Total life insurance and annuities	237.5	223.3
Accident and health insurance
Reinsurance recoverables on:
Future policy benefits	52.0	54.2
Paid claims, expense allowance and premium tax recoverables	1.6	1.0
Policy and contract claims	4.5	2.3

Total accident and health insurance	58.1	57.5

Total reinsurance recoverables	$295.6	$280.8

The following table sets forth net life insurance in force:

	As of December 31,
	2011	2010	2009
Direct life insurance in force	$54,073.0	$54,762.3	$54,813.1
Amounts assumed from other companies	219.8	204.2	199.9
Amounts ceded to other companies	(23,385.9)	(23,887.4)	(24,245.9)

Net life insurance in force	$30,906.9	$31,079.1	$30,767.1

Percentage of amount assumed to net	0.71%	0.66%	0.65%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The effect of reinsurance on premiums and policy fees, contract charges, and other was as follows:

	Years Ended December 31,
	2011	2010	2009
Premiums:
Direct:
Accident and health	$457.1	$439.1	$437.4
Life insurance	85.9	87.7	87.6

Total	543.0	526.8	525.0
Assumed:
Accident and health (1)	56.4	0.5	0.4
Life insurance	0.1	0.1	0.2

Total	56.5	0.6	0.6
Ceded:
Accident and health	(19.9)	(13.2)	(12.6)
Life insurance	(39.1)	(41.2)	(42.9)

Total	(59.0)	(54.4)	(55.5)

Total premiums	540.5	473.0	470.1

Policy fees and contract charges:
Direct life insurance	118.2	112.0	109.6
Ceded life insurance	(5.6)	(5.6)	(6.1)

Total policy fees and contract charges (2)	112.6	106.4	103.5

Total premiums and other amounts assessed to policyholders	$653.1	$579.4	$573.6

Percentage of assumed to total premiums and other amounts assessed to policyholders (1)	8.65%	0.10%	0.10%

(1)	The increase in the percentage of assumed to total premiums and other amounts assessed to policy holders is related to the reinsurance agreement executed with American United Life Insurance Company during 2011.
(2)	Total policy fees and contract charges represents amounts charged to policyholders other than premiums and recorded in policy fees, contract charges, and other on the consolidated statements of income. This primarily consists of cost of insurance charges.

Ceded reinsurance reduced policyholder benefits and claims by $55.6, $51.0 and $54.1 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

11. Policy and Contract Claims

The following table provides a reconciliation of the beginning and ending reserve balances for policy and contract claims:

	As of December 31,
	2011	2010	2009
Balance as of January 1	$116.6	$125.6	$133.1
Less: reinsurance recoverables	3.8	8.5	5.1

Net balance as of January 1	112.8	117.1	128.0
Assumed related to AUL transaction	37.0	—	—
Incurred related to insured events of:
The current year	380.6	338.2	369.5
Prior years	10.5	8.6	(0.9)

Total incurred	391.1	346.8	368.6
Paid related to insured events of:
The current year	288.9	271.8	288.5
Prior years	90.8	79.3	91.0

Total paid	379.7	351.1	379.5

Net balance as of December 31	161.2	112.8	117.1
Add: reinsurance recoverables	9.7	3.8	8.5

Balance as of December 31	$170.9	$116.6	$125.6

The Company uses estimates in determining its liability for policy and contract claims. These estimates are based on historical claim payment patterns and expected loss ratios to provide for the inherent variability in claim patterns and severity. For the year ended December 31, 2011, the change in prior year incurred claims was primarily due to unfavorable changes in liability estimates for medical stop-loss claims and higher than expected claims in our Life segment. For the year ended December 31, 2010, the change in prior year incurred claims was primarily due to unfavorable changes in liability estimates for medical stop-loss claims, offset by lower than expected individual life claims. For the year ended December 31, 2009, the change in prior year incurred claims was primarily due to favorable changes in liability estimates for medical stop-loss claims partially offset by higher than expected paid claims for individual life.

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

Revolving Credit Facility

On December 14, 2011, the Company entered into a $300.0 senior unsecured revolving credit agreement with a syndicate of lending institutions led by JPMorgan Chase Bank, N.A. The credit facility also provides access to up to an additional $100.0 of financing, subject to the availability of additional commitments. The credit facility is set to mature on December 14, 2015. The revolving credit facility is available to provide support for working capital, capital expenditures, and other general corporate purposes.

Borrowings under the agreement will bear interest at a variable annual rate based on adjusted LIBOR or the alternate base rate (“ABR”) plus, in each case, an applicable margin. The Company is required to pay facility fees ranging from 0.10% to 0.30%, depending on the Company’s rating with Moody’s or S&P, on the daily amount of the commitment. Under the terms of the agreement, the Company is required to maintain a debt-to-capitalization ratio, excluding AOCI, below 35%, and each of the Company’s material insurance subsidiaries must maintain a risk-based capital ratio of at least 225%, as well as other customary affirmative covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Effective December 14, 2011, concurrently with entry into the unsecured revolving credit agreement referenced above, the Company terminated its prior $200.0 credit agreement, dated August 16, 2007, which was set to mature in August 2012. At termination, the Company had no borrowings outstanding under the credit agreement and was in compliance with all covenants.

As of December 31, 2011 and 2010, and during the years ended December 31, 2011, 2010 and 2009, the Company had no borrowings outstanding under its revolving credit facilities and was in compliance with all covenants.

13. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns have been examined and closing agreements have been executed with the Internal Revenue Service, or the statute of limitations has expired for all tax periods through December 31, 2007. The Company is not currently subject to any state income tax exams.

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to income from operations before income taxes and the provision for income taxes were as follows:

	Years Ended December 31,
	2011		2010		2009
Income from operations before income taxes	$279.0		$289.1		$181.1
Computed “expected” tax expense	97.7	35.0%	101.2	35.0%	63.4	35.0%
Low income housing credits	(17.3)	(6.2)	(10.9)	(3.8)	(9.6)	(5.3)
Separate account dividend received deduction	(1.1)	(0.4)	(1.1)	(0.4)	(1.1)	(0.6)
Other	0.1	0.1	(1.0)	(0.3)	0.1	0.1

Provision for income taxes	$79.4	28.5%	$88.2	30.5%	$52.8	29.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities were as follows:

	As of December 31,
	2011	2010
Deferred income tax assets:
Adjustments to life policy liabilities	$299.0	$295.5
Capitalization of policy acquisition costs	60.0	55.3
Intangibles	8.6	9.6
Performance share plan and performance units	1.0	1.1
Other liabilities accruals	2.4	3.0
Non-life net operating loss	15.6	8.7
Other	8.7	6.4

Total deferred income tax assets	395.3	379.6
Deferred income tax liabilities:
Deferred policy acquisition costs	146.7	135.6
Basis adjustment on securities	106.8	108.5
Unrealized gains on investment securities (net of DAC and DSI adjustment: $102.0 and $63.5, respectively)	545.6	232.7
Other	1.5	1.8

Total deferred income tax liabilities	800.6	478.6

Net deferred income tax liability	$405.3	$99.0

Included in the 2011 deferred tax assets were gross federal net operating loss carry-forwards attributable to the non-life companies in the amount of $44.6, due to expire under current law during 2027 through 2031. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based on an analysis of the Company’s tax position, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2011 and 2010.

The Company includes penalties and interest accrued related to unrecognized tax benefits in the calculation of income tax expense. As of December 31, 2011, the Company has no unrecognized tax benefits and does not expect significant changes within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

14. Commitments and Contingencies

Investments in Limited Partnerships

The Company invests in limited partnership interests related to tax credit investments. The Company unconditionally committed to provide capital contributions for these investments of $262.6, of which $65.7 was related to partnerships entered into during the year ended December 31, 2011. Capital contributions of $181.5 were paid as of December 31, 2011, with the remaining expected cash capital contributions as follows:

Expected Capital Contributions

2012	$61.1
2013	17.4
2014	2.5
Thereafter	0.1

Total expected capital contributions	$81.1

The Company has also committed to invest up to $52.5 in private equity funds, of which the Company has remaining commitments of $14.2 as of December 31, 2011. The remaining term of these commitments ends in 2016. The Company will provide capital contributions to the partnerships, up to the committed amount, at the discretion of the general partners, subject to certain incremental contribution limits.

Litigation

Because of the nature of the business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of December 31, 2011, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Leases

The Company has office space and certain equipment under leases that expire at various dates through 2022, subject to certain renewal options. The Company accounts for these leases as operating leases.

Future minimum lease commitments, including cost escalation clauses, for the next five years and thereafter are as follows:

Lease Payments
2012	$8.3
2013	8.2
2014	8.0
2015	4.9
2016	0.6
Thereafter	2.7

Total	$32.7

Rent expense was $7.7, $7.1, and $7.9 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Other Commitments

The Company has a service agreement with a third party service provider to outsource the majority of its information technology infrastructure. The initial term of the service agreement expires in July 2014, subject to early termination in certain cases, with two one-year extensions at the Company’s election. Under the terms of the service agreement, the Company agreed to pay an annual fixed service fee ranging from $10.6 to $11.4 for five years. The Company incurred service fee expenses of $12.3, $12.0 and $13.1 for the years ended December 31, 2011, 2010 and 2009, respectively, which included the fixed fee as well as a variable fee based on usage.

As of December 31, 2011 and 2010, unfunded mortgage loan commitments were $105.1 and $39.2, respectively. The Company had no other material commitments or contingencies as of December 31, 2011 and 2010.

15. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan for all eligible employees that includes a matching contribution of 100% of a participant’s contributions up to 6% of eligible compensation. The expense for the matching contributions was $5.4, $4.8 and $4.5 for the years ended December 31, 2011, 2010 and 2009, respectively.

Equity Plan

Under the Equity Plan, the Company has the ability to issue various types of awards, including restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares, performance units and other types of awards at the discretion of the Board of Directors. Prior to 2010, incentives were provided as performance share grants under the Performance Share Plan (see below).

During 2011 and 2010, the Company granted 0.065 and 0.072 performance units, respectively, to various members of management under the Equity Plan. The value of each performance unit is determined at the discretion of the Company’s Board of Directors based on the success of the Company over a three-year period. These are accounted for as liability awards, as the Company intends or is required to settle such awards in cash. The Company recognized $2.5 and $1.5 in expense related to performance units granted under the Equity Plan for the years ended December 31, 2011 and 2010, respectively. The Company also granted restricted stock and stock options under the Equity Plan, as discussed in Note 9.

Performance Share Plan

Prior to 2010, the Company issued incentive awards in the form of performance shares to selected members of management under a performance share plan program (the “Performance Share Plan”). The value of each performance share was determined at the discretion of the Company’s Board of Directors, based on achievement of a specified growth target over a three-year period, and paid in cash. The expense recorded for awards under the Performance Share Plan was $(4.3) and $8.3 for the years ended December 31, 2010 and 2009, respectively. Due to management turnover during 2010, the Company reduced its Performance Share Plan accrual to reflect forfeitures from management turnover and recorded a net benefit. The Company also incurred related severance expenses of $5.4 during the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

16. Dividends

The Company’s insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay to their parent company in any consecutive 12-month period without regulatory approval. Accordingly, based on statutory limits as of December 31, 2010, the Company was eligible to receive dividends from its insurance subsidiaries during 2011 without obtaining regulatory approval as long as the aggregate dividends paid over the twelve months preceding any dividend payment date in 2011 did not exceed $194.0. The total amount of dividends received by the Company from its insurance subsidiaries during 2011 was $52.0. Based on state regulations as of December 31, 2011, the Company is eligible to receive dividends from its insurance subsidiaries during 2012 without obtaining regulatory approval as long as the aggregate dividends paid over the 12 months preceding any dividend payment date in 2012 do not exceed $182.3.

17. Statutory-Basis Information

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

The statutory net income (loss) for the Company’s insurance subsidiaries is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory net income (loss):
Symetra Life Insurance Company	$155.8	$194.5	$43.1
First Symetra National Life Insurance Company of New York	5.2	7.9	(0.6)
Symetra National Life Insurance Company	(0.3)	0.5	0.2

Total	$160.7	$202.9	$42.7

Statutory capital and surplus for Symetra Life Insurance Company was $1,822.8 and $1,752.3 for the years ended December 31, 2011 and 2010, respectively.

Life and health insurance companies are subject to certain risk-based capital requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on various risk factors related to it. At December 31, 2011 and 2010, Symetra Life Insurance Company and its subsidiaries exceeded the minimum risk-based capital requirements.

18. Related Parties

The Company has an Investment Management Agreement, with White Mountains Advisors, LLC (WMA), a subsidiary of White Mountains Insurance Group, Ltd., amended and restated on June 1, 2011. White Mountains Insurance Group, Ltd. is a related party who beneficially owns 26.888 shares of the Company’s common stock, including warrants exercisable for 9.488 shares. This agreement, as amended, provides for investment advisory services related to the Company’s invested assets and portfolio management services. Expenses amounted to $15.5, $14.1, and $14.0 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, amounts due to WMA were $4.0, and $3.4, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

19. Segment Information

The Company offers a broad range of products and services that include retirement, group health and employee benefits products and life insurance. These operations are managed separately as three divisions, consisting of four business segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are: Benefits (formerly Group), Deferred Annuities, Income Annuities, Life and Other.

The primary segment profitability measure that management uses is segment pre-tax adjusted operating income (loss), which is calculated by adjusting income (loss) before federal income taxes to exclude net realized investment gains (losses), and for the Deferred Annuities’ segment, to include the net investment gains (losses) on fixed indexed annuity (FIA) options.

When evaluating segment pre-tax adjusted operating income (loss) in the Deferred Annuities’ segment, management includes the net investment gains (losses) from options related to an FIA hedging program. This program consists of buying S&P 500 Index call options to hedge the equity return component of FIA products. These options do not qualify for hedge accounting treatment, and net gains (losses) from the options are recorded in net realized investment gains (losses). Since the interest incurred on the Company’s FIA products is included as a component of interest credited, it is more meaningful to evaluate results inclusive of the results of this hedge program.

Benefits Division

•

Benefits. Benefits offers medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to insurance products Benefits offers managing general underwriting, or MGU, services.

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

Life Division

•	Life. Life offers a wide array of insurance products such as term and universal life insurance including single-premium life insurance, as well as BOLI.

Non-Operating

•

Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

The accounting policies of the segments are the same as those described in Note 2, except for the method of capital allocation. The Company has an internally developed risk-based capital model, the purpose of which is to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

measure the risk in the business and to provide a basis upon which capital is deployed. This model accounts for the unique and specific nature of the risks inherent in the Company’s segments and a portion of net investment income on surplus investments are allocated to the segments based on the level of allocated capital.

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Year Ended December 31, 2011
	Benefits	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$501.1	$—	$—	$39.4	$—	$540.5
Net investment income	18.1	527.6	413.1	288.5	23.6	1,270.9
Policy fees, contract charges, and other	14.1	20.3	1.8	124.1	20.4	180.7
Net investment losses on FIA options	—	(1.4)	—	—	—	(1.4)

Total operating revenues	533.3	546.5	414.9	452.0	44.0	1,990.7

Benefits and expenses:
Policyholder benefits and claims	316.1	0.2	—	65.1	—	381.4
Interest credited	—	322.5	353.0	253.0	(2.6)	925.9
Other underwriting and operating expenses	129.8	55.9	24.3	60.9	25.2	296.1
Interest expense	—	—	—	—	32.1	32.1
Amortization of DAC	8.2	65.8	2.5	8.1	—	84.6

Total benefits and expenses	454.1	444.4	379.8	387.1	54.7	1,720.1

Segment pre-tax adjusted operating income (loss)	$79.2	$102.1	$35.1	$64.9	$(10.7)	$270.6

Operating revenues	$533.3	$546.5	$414.9	$452.0	$44.0	$1,990.7
Add: Net realized investment gains (losses), excluding FIA options	(0.1)	7.2	5.9	1.4	(6.0)	8.4

Total revenues	533.2	553.7	420.8	453.4	38.0	1,999.1
Total benefits and expenses	454.1	444.4	379.8	387.1	54.7	1,720.1

Income (loss) before income taxes	$79.1	$109.3	$41.0	$66.3	$(16.7)	$279.0

As of December 31, 2011:
Total investments	$41.3	$10,681.4	$7,271.9	$5,893.5	$2,283.6	$26,171.7
Deferred policy acquisition costs	3.7	110.9	37.9	62.9	—	215.4
Goodwill	30.4	—	—	—	—	30.4
Separate account assets	—	713.8	—	82.0	—	795.8
Total assets	204.7	11,805.0	7,403.5	6,392.0	2,407.5	28,212.7
Future policy benefits, losses, claims and loss expense (1)	212.7	10,599.8	6,594.8	5,631.2	(26.9)	23,011.6
Unearned premiums	2.7	—	—	9.6	—	12.3
Other policyholders’ funds	14.8	13.3	13.5	68.3	6.8	116.7
Notes payable	—	—	—	—	449.2	449.2

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	For the Year Ended December 31, 2010
	Benefits	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$433.2	$—	$—	$39.8	$—	$473.0
Net investment income	18.7	462.9	422.7	271.3	23.8	1,199.4
Policy fees, contract charges, and other	11.7	19.3	0.8	118.3	16.2	166.3
Net investment gains on FIA options	—	0.3	—	—	—	0.3

Total operating revenues	463.6	482.5	423.5	429.4	40.0	1,839.0

Benefits and expenses:
Policyholder benefits and claims	281.3	0.1	—	53.7	—	335.1
Interest credited	—	293.6	366.3	242.7	(3.1)	899.5
Other underwriting and operating expenses	102.6	55.1	22.0	54.4	22.6	256.7
Interest expense	—	—	—	—	31.9	31.9
Amortization of DAC	8.1	52.4	2.0	3.7	—	66.2

Total benefits and expenses	392.0	401.2	390.3	354.5	51.4	1,589.4

Segment pre-tax adjusted operating income (loss)	$71.6	$81.3	$33.2	$74.9	$(11.4)	$249.6

Operating revenues	$463.6	$482.5	$423.5	$429.4	$40.0	$1,839.0
Add: Net realized investment gains (losses), excluding FIA options	(0.2)	11.6	26.6	2.0	(0.5)	39.5

Total revenues	463.4	494.1	450.1	431.4	39.5	1,878.5
Total benefits and expenses	392.0	401.2	390.3	354.5	51.4	1,589.4

Income (loss) before income taxes	$71.4	$92.9	$59.8	$76.9	$(11.9)	$289.1

As of December 31, 2010:
Total investments	$94.7	$8,996.7	$6,824.6	$5,419.6	$2,164.6	$23,500.2
Deferred policy acquisition costs	3.6	150.8	31.2	64.4	—	250.0
Goodwill	28.4	—	—	—	—	28.4
Separate account assets	—	791.1	—	90.6	—	881.7
Total assets	226.4	10,249.7	6,931.6	5,953.9	2,275.3	25,636.9
Future policy benefits, losses, claims and loss expense (1)	170.3	9,228.2	6,668.8	5,427.7	(26.7)	21,468.3
Unearned premiums	2.0	—	—	10.2	—	12.2
Other policyholders’ funds	9.8	15.5	8.0	71.7	6.0	111.0
Notes payable	—	—	—	—	449.0	449.0

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	For the Year Ended December 31, 2009
	Benefits	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$432.2	$—	$—	$37.9	$—	$470.1
Net investment income	17.8	388.0	422.4	265.2	20.2	1,113.6
Policy fees, contract charges, and other	14.9	16.8	0.5	116.7	11.0	159.9
Net investment gains on FIA options	—	0.8	—	—	—	0.8

Total operating revenues	464.9	405.6	422.9	419.8	31.2	1,744.4

Benefits and expenses:
Policyholder benefits and claims	295.4	(2.2)	—	57.3	—	350.5
Interest credited	—	256.9	357.9	235.3	(3.3)	846.8
Other underwriting and operating expenses	106.2	55.9	21.0	55.4	14.2	252.7
Interest expense	—	—	—	—	31.8	31.8
Amortization of DAC	7.9	36.4	1.6	5.5	—	51.4

Total benefits and expenses	409.5	347.0	380.5	353.5	42.7	1,533.2

Segment pre-tax adjusted operating income (loss)	$55.4	$58.6	$42.4	$66.3	$(11.5)	$211.2

Operating revenues	$464.9	$405.6	$422.9	$419.8	$31.2	$1,744.4
Add: Net realized investment gains (losses), excluding FIA options	(3.8)	(21.3)	20.1	(14.1)	(11.0)	(30.1)

Total revenues	461.1	384.3	443.0	405.7	20.2	1,714.3
Total benefits and expenses	409.5	347.0	380.5	353.5	42.7	1,533.2

Income (loss) before income taxes	$51.6	$37.3	$62.5	$52.2	$(22.5)	$181.1

As of December 31, 2009:
Total investments	147.2	7,249.3	6,395.8	4,701.8	1,686.9	20,181.0
Deferred policy acquisition costs	3.2	174.8	22.4	50.0	—	250.4
Goodwill	26.3	—	—	—	—	26.3
Separate account assets	—	755.7	—	84.4	—	840.1
Total assets	$272.6	$8,431.8	$6,625.1	$5,175.8	$1,930.1	$22,435.4
Future policy benefits, losses, claims and loss expense (1)	173.6	7,645.1	6,704.4	4,834.5	(20.4)	19,337.2
Unearned premiums	1.8	—	—	10.3	—	12.1
Other policyholders’ funds	14.8	10.5	21.9	59.6	7.0	113.8
Notes payable	—	—	—	—	448.9	448.9

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

20. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for years ended December 31, 2011 and 2010 are summarized in the table below.

	Three Months Ended
	March 31	June 30	September 30	December 31
2011:
Total revenues	$491.2	$491.6	$454.7	$561.6
Total benefits and expenses	414.7	407.3	443.1	455.0

Income from operations before income taxes	76.5	84.3	11.6	106.6
Net income	54.9	59.4	11.1	74.2
Net income per common share:
Basic (1)	$0.40	$0.43	$0.08	$0.54
Diluted (1)	0.40	0.43	0.08	0.54
2010:
Total revenues	$453.2	$444.4	$485.5	$495.4
Total benefits and expenses	387.7	393.9	402.3	405.5

Income from operations before income taxes	65.5	50.5	83.2	89.9
Net income	46.3	35.8	56.6	62.2
Net income per common share:
Basic (1)	$0.35	$0.26	$0.41	$0.45
Diluted (1)	0.35	0.26	0.41	0.45

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to share weighting and rounding.

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

21. Subsequent Events

On February 28, 2012, the Company declared a dividend of $0.07 per common share, or approximately $9.6 in total, to shareholders and warrant holders of record as of March 13, 2012. The dividend will be paid on or about March 30, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) of the 1934 Act, as of December 31, 2011. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management of Symetra Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Symetra Financial Corporation

We have audited Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symetra Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Symetra Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symetra Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 29, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information called for by Item 10 will be set forth in the definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the captions “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Directors, Executive Officers and Former Executive Officers of Symetra Financial Corporation

Set forth below is a list of the directors, executive officers and former executive officers of Symetra as of February 24, 2012. The positions listed are of Symetra unless otherwise indicated.

Name	Age	Positions
Lowndes A. Smith	72	Director, Chairman of the Board
Lois W. Grady	67	Director, Vice Chairman of the Board
Thomas M. Marra	53	Director, President and Chief Executive Officer
Margaret A. Meister	47	Executive Vice President, Chief Financial Officer
Tommie D. Brooks	41	Senior Vice President, Chief Actuary
David S. Goldstein	56	Senior Vice President, General Counsel and Secretary
Christine A. Katzmar Holmes	53	Senior Vice President, Human Resources and Administration
George N. McKinnon	53	Senior Vice President and Chief Information Officer
Jonathan E. Curley	58	Executive Vice President — Life Division, Symetra Life Insurance Company
Michael W. Fry	50	Executive Vice President — Benefits Division, Symetra Life Insurance Company
Daniel R. Guilbert	38	Executive Vice President — Retirement Division, Symetra Life Insurance Company
Richard G. LaVoice	52	Executive Vice President — Retirement Sales, Symetra Life Insurance Company
George C. Pagos	62	Former Senior Vice President, General Counsel and Secretary
Peter S. Burgess	69	Director
David T. Foy	45	Director
Sander M. Levy	50	Director
Robert R. Lusardi	55	Director

Lowndes A. Smith has been a director of Symetra since June 2007 and has served as Chairman of the Board since May 2009. Mr. Smith has served as Managing Partner of Whittington Gray Associates since 2003. Mr. Smith formerly served as Vice Chairman of The Hartford Financial Services Group, Inc. (“The Hartford”) and President and Chief Executive Officer of Hartford Life Insurance Company until his retirement in 2002. He joined The Hartford in 1968. Mr. Smith also serves as Chairman of OneBeacon Insurance Group, Ltd. (NYSE: OB) and is a director of White Mountains Insurance Group, Ltd. (NYSE: WTM) and 91 investment companies in the mutual funds of The Hartford. He received his B.S. degree from Babson College.

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

Thomas M. Marra has been a director, Chief Executive Officer and President of Symetra since June 2010 and director and President of Symetra Life Insurance Company since June 2010. He is also an officer and director of various affiliates of Symetra. Prior to joining Symetra, Mr. Marra served as Senior Advisor at the Boston Consulting Group in the North America Financial Services division from September 2009 until May 2010. Beginning in 1980, when he was an actuarial student, and until July 2009, Mr. Marra was with The Hartford Financial Services Group, Inc. (“The Hartford”). While at The Hartford, Mr. Marra held increasingly senior positions, most recently as President and Chief Operating Officer, as well as holding various directorships with the parent company and its subsidiaries. Mr. Marra is a past Chairman of the Board of the American Council of Life Insurers and of the Insured Retirement Institute. Mr. Marra is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He received his B.S. degree from St. Bonaventure University.

Margaret A. Meister has been Executive Vice President and Chief Financial Officer of Symetra since February 2006 and Executive Vice President and Chief Financial Officer of Symetra Life Insurance Company since March 2006. In addition, Ms. Meister serves as the principal accounting officer of Symetra. She is also a director of Symetra Life Insurance Company as well as an officer and director of various affiliates of Symetra. Ms. Meister is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. She joined Symetra Life Insurance Company in 1988 and served in a variety of positions, including Chief Actuary and Vice President, prior to being promoted to her current position. Ms. Meister received her B.A. degree from Whitman College.

Tommie D. Brooks has been Senior Vice President of Symetra and Symetra Life Insurance Company since November 2010 and Chief Actuary since March 2007. He is also an officer of various affiliates of Symetra. Mr. Brooks joined Symetra Life Insurance Company in 1992, and served in a variety of managerial positions, including Vice President, throughout the organization. Mr. Brooks is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. Mr. Brooks earned his B.S. in Math and Actuarial Sciences from Central Washington University.

David S. Goldstein has been Senior Vice President, General Counsel and Secretary of Symetra Financial Corporation since November 2011 and a director, Senior Vice President, General Counsel and Secretary of Symetra Life Insurance Company since December 2011. He is also an officer and director of various affiliates of Symetra. From May 1989 to November 2011, Mr. Goldstein was with the law firm of Sutherland Asbill & Brennan LLP. Before joining Sutherland, Mr. Goldstein served on the staff of the U.S. Securities and Exchange Commission in the Division of Investment Management. Mr. Goldstein earned a bachelor’s degree from Hampshire College in Amherst, Massachusetts and a law degree from Boston University School of Law.

Christine A. Katzmar Holmes has been a Senior Vice President of Symetra since November 2010 and was Vice President of Symetra from August 2004 to November 2010. She is responsible for Human Resources, Service Operations and Security. Ms. Katzmar Holmes joined Symetra Life Insurance Company in 2001 as Vice President and has been Senior Vice President of Symetra Life Insurance Company since November 2010. She is also an officer of various affiliates of Symetra. Ms. Katzmar Holmes received her B.S. degree from Miami University, Ohio.

George N. McKinnon has been Senior Vice President and Chief Information Officer of Symetra and Symetra Life Insurance Company since March 2011. From May 2009 to March 2011 Mr. McKinnon was with Bleum Inc., a software company in Shanghai, where he served as Senior Vice President and Chief Information Officer. He served as Vice President of Expedia from December 2006 to January 2009, after which he took a sabbatical until May of 2009. Mr. McKinnon graduated from the University of New Hampshire with a Bachelor of Science degree in electrical engineering. He also earned an M.B.A. at West Coast University in Los Angeles and participated in the executive education program at Stanford University’s Graduate School of Business.

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

Michael W. Fry has been Executive Vice President of Symetra Life Insurance Company since September 2010 and is responsible for the operations of its Benefits Division. He has been a director of Symetra Life Insurance Company since January 2009. He is also an officer and director of various affiliates of Symetra. Prior to his current position, Mr. Fry served as Senior Vice President of Symetra Life Insurance Company from May 2008 until September 2010 and as Vice President from February 2003 until May 2008. Mr. Fry joined Symetra in August 2002. He earned a bachelor’s degree in accounting from Indiana University.

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

Richard G. LaVoice has been Executive Vice President of Symetra Life Insurance Company since September 2010. Originally responsible for Life and Retirement Sales, as of December 2011 his responsibility is focused on Retirement Sales only. He was a director of Symetra Life Insurance Company from February 2011 to December 2011. He is also an officer and director of various affiliates of Symetra. From October 2005 to September 2009, he was Corporate Vice President and National Sales Manager of Retirement Income at MassMutual Financial Group. He earned a bachelor’s degree in legal studies from the University of Massachusetts at Amherst.

George C. Pagos, prior to his retirement on September 30, 2011, was Senior Vice President of Symetra and Symetra Life Insurance Company from September 2007 to September 2011 and General Counsel and Secretary of Symetra and Symetra Life Insurance Company from August 2004 to September 2011. He also served as a director of Symetra Life Insurance Company as well as an officer and director of various affiliates of Symetra. Mr. Pagos joined Symetra Life Insurance Company in 1976 and held a variety of positions. Mr. Pagos received his B.A. degree from George Washington University and his J.D. degree from the University of Maryland.

Peter S. Burgess has been director of Symetra since June 2010. Since June 1999 he has served as an independent adviser on financial and governance issues to insurance companies and their audit committees. He previously spent 35 years at Arthur Andersen LLP as an accountant and partner until his retirement in 1999. He is also a director of John Hancock Trust and John Hancock Funds II, overseeing approximately 200 mutual funds, and of Lincoln Educational Services Corporation (NASDAQ: LINC). He was a director at PMA Capital Corporation from 2002 to 2010. Mr. Burgess received his B.S. degree from Lehigh University.

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

Sander M. Levy has been a director of Symetra since August 2004. He is a Managing Director of Vestar Capital Partners, a private equity firm, and was a founding partner at its inception in 1988. He was previously a member of the Management Buyout Group of The First Boston Corporation. He is also a director of Validus

Holdings, Ltd. (NYSE: VR), Duff & Phelps Corporation (NYSE: DUF), Wilton Re Holdings Limited and Triton Container International Limited. He received his B.S. degree from the Wharton School of the University of Pennsylvania and his M.B.A. degree from Columbia Business School.

Robert R. Lusardi has been a director of Symetra since August 2005. Since January 2011 he has been Chief Executive Officer and managing member of PremieRe Holdings LLC, a private insurance company. He was a director of Primus Guaranty, Ltd. (NYSE: PRS) from 2002 to 2011, where he was also Senior Advisor during 2010. He was also a director at OneBeacon Insurance Group, Ltd. (NYSE: OB) from August 2006 to February 2010. He was President and Chief Executive Officer of White Mountains Financial Services LLC from February 2005 to February 2010. He received his B.A. and M.A. degrees from Oxford University and his M.B.A. from Harvard University.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the captions “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the caption “Beneficial Ownership” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2012 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The information required herein is provided in Item 8 — “Financial Statements and Supplementary Data.”

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets — As of December 31, 2011 and 2010 (page 108)

•	Consolidated Statements of Income — Years ended December 31, 2011, 2010 and 2009 (page 109)

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2011, 2010 and 2009 (page 110)

•	Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010 and 2009 (page 111)

•	Notes to Consolidated Financial Statements — Years ended December 31, 2011, 2010 and 2009 (pages 112 to 154)

2.	Financial schedules required to be filed by Items 8 and 15(d) of this report:

•	Schedule I — Summary of Investments — Other Than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant (Parent Company Only)

We omit other schedules from this list — and from this report — because they either are not applicable or the information is included in our consolidated financial statements.

3.	Exhibits: Refer to the Exhibit Index on page 169.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2012.

Signature	Title
/s/ Thomas M. Marra	Thomas M. Marra President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Margaret A. Meister	Margaret A. Meister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Peter S. Burgess	Peter S. Burgess (Director)

/s/ David T. Foy	David T. Foy (Director)

/s/ Lois W. Grady	Lois W. Grady (Director)

/s/ Sander M. Levy	Sander M. Levy (Director)

/s/ Robert R. Lusardi	Robert R. Lusardi (Director)

/s/ Lowndes A. Smith	Lowndes A. Smith (Director)

Schedule I

Summary of Investments — Other Than Investments in Related Parties

Year Ended December 31, 2011

(In millions)

	Cost or Amortized Cost	Fair Value	Amount as shown in Balance Sheet
Type of Investment:
Fixed maturities:
U.S. government and government agencies and authorities	$60.3	$64.1	$64.1
States, municipalities and political subdivisions	609.1	635.3	635.3
Foreign governments	18.3	20.9	20.9
Public utilities	1,638.2	1,840.1	1,840.1
Convertible bonds and bonds with warrants attached	89.2	85.4	85.4
All other corporate bonds	12,842.1	14,012.1	14,012.1
Mortgage-backed securities	5,532.1	5,951.3	5,951.3
Redeemable preferred stock	50.5	38.9	38.9

Total fixed maturities (1)	20,839.8	22,648.1	22,648.1
Marketable equity securities:
Public utilities	18.3	16.4	16.4
Banks, trusts, and insurance companies	176.3	182.1	182.1
Industrial, miscellaneous, and all other	165.2	176.8	176.8
Nonredeemable preferred stock	51.9	49.8	49.8

Total marketable equity securities (2)	411.7	425.1	425.1
Mortgage loans (3)	2,525.0	2,685.7	2,517.6
Policy loans	69.0	69.0	69.0
Other investments (4)	233.7	251.4	247.9

Total investments	$24,079.2	$26,079.3	$25,907.7

(1)	The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with an amortized cost and fair value of $221.6 and 257.1, respectively.
(2)	The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $6.1 and 6.9, respectively.
(3)	The amount shown in the consolidated balance sheet for mortgage loans differs from the cost presented above, as the amount in the consolidated balance sheet is presented net of a $7.4 allowance for loan losses.
(4)	The amount shown in the consolidated balance sheet for other investments differs from the fair value presented above, as the Company’s tax credit investments are presented at amortized cost in the consolidated balance sheet.

Schedule II

Condensed Statements of Financial Position

(Parent Company Only)

(In millions, except share and per share data)

	As of December 31,
	2011	2010
ASSETS
Cash and investments:
Investments, at fair value (cost: $123.0 and $111.3, respectively)	$127.9	$105.4
Investments in subsidiaries	3,428.4	2,698.7
Cash and cash equivalents	4.4	2.7

Total cash and investments	3,560.7	2,806.8
Current and deferred income tax receivables	23.1	19.2
Receivables due from affiliates	8.7	14.5
Other assets	10.6	12.7

Total assets	$3,603.1	$2,853.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$449.2	$449.0
Other liabilities	19.9	23.6

Total liabilities	469.1	472.6
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 118,637,379 shares issued and outstanding as of December 31, 2011 and 118,216,470 issued and 118,215,701 outstanding as of December 31, 2010	1.2	1.2
Additional paid-in capital	1,454.6	1,450.2
Retained earnings	664.7	496.7
Accumulated other comprehensive income, net of taxes	1,013.5	432.5

Total stockholders’ equity	3,134.0	2,380.6

Total liabilities and stockholders’ equity	$3,603.1	$2,853.2

See accompanying notes.

Schedule II (continued)

Condensed Statements of Income

(Parent Company Only)

(In millions)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Dividends from subsidiaries:
Symetra Life Insurance Company	$52.0	$40.0	$—
Other subsidiaries	8.5	6.5	14.1
Net investment income	6.7	5.2	10.5
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	—	—	(0.3)
Other net realized investment gains	0.2	—	0.1

Total net realized investment gains (losses)	0.2	—	(0.2)

Total revenues	67.4	51.7	24.4

Expenses:
Interest expense	32.1	31.9	31.8
Operating expenses	3.6	2.3	1.4

Total expenses	35.7	34.2	33.2
Income (loss) from operations before income taxes	31.7	17.5	(8.8)
Income tax benefit	(9.7)	(10.3)	(8.3)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	41.4	27.8	(0.5)
Equity in undistributed net income of subsidiaries:
Symetra Life Insurance Company	150.7	166.7	131.4
Other subsidiaries	7.5	6.4	(2.6)

Total equity in undistributed net income of subsidiaries	158.2	173.1	128.8

Net income	$199.6	$200.9	$128.3

See accompanying notes.

Schedule II (continued)

Condensed Statements of Cash Flows

(Parent Company Only)

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$199.6	$200.9	$128.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(158.2)	(173.1)	(128.8)
Net realized investment (gains) losses	(0.2)	—	0.2
Changes in accrued items and other adjustments, net	(6.9)	12.6	(23.1)

Total adjustments	(165.3)	(160.5)	(151.7)

Net cash provided by (used in) operating activities	34.3	40.4	(23.4)

Cash flows from investing activities
Purchases of investments	(20.7)	(179.4)	(78.6)
Maturities, calls, paydowns and other	3.2	66.0	10.8
Sales of investments	5.5	55.8	48.8
Return of capital (capital contributed)	11.4	(256.3)	—
Acquisitions	(2.0)	(2.0)	(2.0)
Other, net	0.2	—	—

Net cash used in investing activities	(2.4)	(315.9)	(21.0)

Cash flows from financing activities
Net proceeds from issuance of common stock	1.4	282.5	—
Cash dividends paid on common stock	(31.6)	(20.6)	—
Other, net	—	(0.1)	—

Net cash provided by (used in) financing activities	(30.2)	261.8	—

Net increase (decrease) in cash and cash equivalents	1.7	(13.7)	(44.4)
Cash and cash equivalents at beginning of period	2.7	16.4	60.8

Cash and cash equivalents at end of period	$4.4	$2.7	$16.4

Supplemental disclosures of cash flow information
Net cash paid (received) during the year for:
Interest	$31.1	$31.1	$31.0
Income taxes	(2.9)	(12.9)	(6.2)

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

Additional information about the Company’s accounting policies pertaining to investments and other significant areas, notes payable and commitments and contingencies are as set forth in Notes 2, 12 and 14, respectively, to the Consolidated Financial Statements of the Company.

2. Related Parties

The Company received cash dividends of $60.5, $46.5 and $14.1 from its subsidiaries for the years ended December 31, 2011, 2010, and 2009, respectively.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation (incorporated by reference to Exhibit 3.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

3.2	Form of Bylaws of Symetra Financial Corporation (incorporated by reference to Exhibit 3.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)

4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank, dated March 30, 2006 (incorporated by reference to Exhibit 4.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.3	Warrant Certificate — General Reinsurance Corporation, dated October 26, 2007 (incorporated by reference to Exhibit 4.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.4	Warrant Certificate — Sirius International Holdings (NL) B.V., dated October 4, 2010 (incorporated by reference to Exhibit 4.4 of Form 10-K filed on March 16, 2011)

4.5	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 14, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 16, 2011)

4.6	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007 (incorporated by reference to Exhibit 4.6 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.7	Indenture between Symetra Financial Corporation and U.S. Bank National Association, as trustee, dated as of October 10, 2007 (incorporated by reference to Exhibit 4.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004 (incorporated by reference to Exhibit 9.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004 (incorporated by reference to Exhibit 9.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004 (incorporated by reference to Exhibit 9.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.2	Amendment No. 1 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 12, 2010)††

10.3	Amendment No. 2 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 (incorporated by reference to Exhibit 10.3 of Form 10-K filed on March 16, 2011)††

10.4	Coinsurance Reinsurance Agreement, dated as of January 1, 1998 (the “RGA Agreement”), between Safeco Life Insurance Company and RGA Reinsurance Company (including the two Amendments to the RGA Agreement dated as of June 19, 2002, Amendment to the RGA Agreement dated as of September 23, 2002 and Addendum to the RGA Agreement dated as of August 12, 2003) (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.5	Group Short Term Disability Reinsurance Agreement, dated as of January 1, 1999 (the “Short Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Short Term Agreement dated as of July 1, 2006 and Amendment No. 2 to the Short Term Agreement dated as of December 8, 2006) (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 10, 2010)

10.6	Amendment No. 3 to the Group Short Term Disability Reinsurance Agreement, dated as of January 19, 2011, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (incorporated by reference to Exhibit 10.6 of Form 10-K filed on March 16, 2011)

10.7	Group Long Term Disability Reinsurance Agreement, dated as of January 1, 1999 (the “Long Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Long Term Agreement dated as of January 1, 2000, Amendment to the Long Term Agreement dated as of January 1, 2006, Amendment No. 3 to the Long Term Agreement dated as of July 1, 2006, Amendment No. 4 to the Long Term Agreement dated as of December 8, 2006 and Amendment No. 5 to the Long Term Agreement dated as of September 1, 2008) (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on November 10, 2010)

10.8	Amendment No. 6 to the Group Long Term Disability Reinsurance Agreement, dated as of January 19, 2011 (the “Long Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (incorporated by reference to Exhibit 10.8 of Form 10-K filed on March 16, 2011)

10.9	Coinsurance Agreement, dated as of August 24, 2001, between Safeco Life Insurance Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.10	Coinsurance Funds Withheld Reinsurance Agreement, dated as of December 1, 2001, between Safeco Life Insurance Company and Transamerica Insurance Company (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.11	Investment Management Agreement between White Mountains Advisors LLC and Occum Acquisition Corp., dated as of March 14, 2004 (including Amendment to Investment Management Agreement dated as of September 30, 2004, Amendment No. 2 to the Investment Management Agreement dated as of August 1, 2005, Amendment No. 3 to the Investment Management Agreement dated as of October 1, 2005 and Amendment No. 4 to the Investment Management Agreement dated as of March 9, 2007) (incorporated by reference to Exhibit 10.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

10.12	Amendment No. 5 dated September 19, 2009 to the Investment Management Agreement, dated as of March 14, 2004, between White Mountains Advisors LLC and Occum Acquisition Corp. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 16, 2011)

10.13	Investment Management Agreement by and between Prospector Partners, LLC and Symetra Financial Corporation, dated July 1, 2010 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 12, 2010)

10.14	Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation, together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2011)

10.15	Agency Agreement, dated as of March 10, 2006, among Symetra Life Insurance Company, WM Financial Services, Inc. and WMFS Insurance Services, Inc. (including Addendum to the Agency Agreement dated as of February 22, 2007, Amendment to the Agency Agreement dated as of March 26, 2007, Amendment to the Agency Agreement dated as of July 17, 2007, Amendment to the Agency Agreement dated as of December 18, 2007, Amendment to the Agency Agreement dated as of September 15, 2008, Amendment to the Agency Agreement dated as of September 23, 2008, Addendum to the Agency Agreement dated as of September 23, 2008, Assignment of Agency Agreement between Symetra Life Insurance Company and WaMu Investments, Inc. (formerly WM Financial Services, Inc.) dated as of May 2, 2009 among Symetra Life Insurance Company, WaMu Investments, Inc. (formerly WM Financial Services, Inc.), WMFS Insurance Services, Inc. and Chase Insurance Agency, Inc., Amendment to the Agency Agreement dated as of May 2, 2009) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009), and Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††

10.16	Agency Agreement, dated as of September 26, 2006, among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.17	Amendments dated September 21, 2010 and January 1, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.16 of Form 10-K filed on March 16, 2011)††

10.18	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.01 of Form 10-Q filed on November 9, 2011)††

10.19	Amendments dated November 16, 2011 to the Agency Agreement dates as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. * †

10.20	Employment Agreement between Mr. Marra and Symetra Financial Corporation, dated June 7, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 11, 2010)**

10.21	Separation and Consulting Agreement between Mr. Talbot and Symetra Financial Corporation, dated June 7, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 11, 2010)**

10.22	Separation Agreement and General Release between Mr. Lindsay and Symetra Financial Corporation, dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on September 7, 2010)**

10.23	Separation Agreement and General Release between Mr. McCormick and Symetra Financial Corporation, dated November 1, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on November 22, 2010)**

10.24	Separation Agreement and General Release between Ms. Davies and Symetra Life Insurance Company, dated December 15, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on December 23, 2010)**

10.25	Symetra Financial Corporation Performance Share Plan 2007-2009 (incorporated by reference to Exhibit 10.11 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**

10.26	Symetra Financial Corporation Performance Share Plan 2008-2010 (incorporated by reference to Exhibit 10.12 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**

10.27	Symetra Financial Corporation Performance Share Plan 2009-2011 (incorporated by reference to Exhibit 10.13 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**

10.28	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of Form 10-Q filed on August 12, 2010)**

10.29	Symetra Financial Corporation Equity Plan (amended and restated on November 8, 2011)* **

10.30	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) (incorporated by reference to Exhibit 10.23 of Form 10-Q filed on May 14, 2010)**

10.31	2009 Sales Incentive Plan for Pat McCormick (incorporated by reference to Exhibit 10.18 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††**

10.32	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 of Form 10-Q filed on May 14, 2010)**

10.33	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2010-2012 Grant (incorporated by reference to Exhibit 10.22 of Form 10-Q filed on May 14, 2010)**

10.34	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2011-2013 Grant (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 12, 2011)**

10.35	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 10, 2010)**

10.36	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)**

10.37	Restricted Stock Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 23, 2011)**

10.38	Performance Unit Award Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 23, 2011)**

10.39	2011 Incentive Compensation Plan — Life and Retirement Sales for Richard LaVoice (incorporated by reference to Exhibit 10.35 of Form 10-K filed on March 16, 2011)†† **

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of Form 10-K filed on March 9, 2010)

21.1	Subsidiaries of Symetra Financial Corporation (incorporated by reference to Exhibit 21.1 of Amendment No. 4 to Form S-1 (Registration No. 333-162344) filed on January 6, 2010)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

†	Confidential treatment has been requested for portions of this exhibit.
††	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.
*	Filed herewith.
**	Management contract and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.