Form 10-Q
period 2012-03-31
Symetra Financial CORP
filed 2012-05-07
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the Registrant had 119,095,351 common voting shares outstanding, with a par value of $0.01 per share.

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts included or referenced in this report, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “potential” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to the Company’s:

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of dramatic fluctuations in interest rates or a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary policy, government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	investment losses;

•	our ability to successfully execute on our Grow & Diversify strategy;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs or deferred sales inducements;

•	financial strength or credit ratings downgrades;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART I – Financial Information

Item 1.	Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)	(As adjusted)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,115.7 and $21,061.4, respectively)	$22,944.8	$22,905.2
Marketable equity securities, at fair value (cost: $52.4 and $52.4, respectively)	48.6	50.3
Trading securities:
Marketable equity securities, at fair value (cost: $373.4 and $365.4, respectively)	406.0	381.7
Mortgage loans, net	2,671.1	2,517.6
Policy loans	70.0	69.0
Investments in limited partnerships (includes $24.3 and $27.8 measured at fair value, respectively)	245.7	226.9
Other invested assets	28.8	21.0

Total investments	26,415.0	26,171.7
Cash and cash equivalents	279.2	242.3
Accrued investment income	273.0	269.4
Reinsurance recoverables	294.4	295.6
Deferred policy acquisition costs	182.1	186.0
Receivables and other assets	248.0	222.5
Separate account assets	853.0	795.8

Total assets	$28,544.7	$28,183.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$22,700.6	$22,449.5
Future policy benefits	390.9	391.2
Policy and contract claims	148.0	170.9
Other policyholders’ funds	143.2	129.0
Notes payable	449.2	449.2
Deferred income tax liabilities, net	412.6	395.0
Other liabilities	292.5	287.8
Separate account liabilities	853.0	795.8

Total liabilities	25,390.0	25,068.4
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 119,073,750 issued and outstanding as of March 31, 2012; 118,637,379 issued and outstanding as of December 31, 2011	1.2	1.2
Additional paid-in capital	1,455.9	1,454.6
Retained earnings	697.5	631.8
Accumulated other comprehensive income, net of taxes	1,000.1	1,027.3

Total stockholders’ equity	3,154.7	3,114.9

Total liabilities and stockholders’ equity	$28,544.7	$28,183.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(As adjusted)
Revenues:
Premiums	$150.3	$120.9
Net investment income	320.5	310.0
Policy fees, contract charges, and other	46.3	44.7
Net realized investment gains:
Total other-than-temporary impairment losses on securities	(3.6)	(0.9)
Less: portion of losses recognized in other comprehensive income	1.1	—

Net impairment losses recognized in earnings	(2.5)	(0.9)
Other net realized investment gains	28.4	16.5

Total net realized investment gains	25.9	15.6

Total revenues	543.0	491.2
Benefits and expenses:
Policyholder benefits and claims	105.2	92.3
Interest credited	229.5	228.3
Other underwriting and operating expenses	83.0	71.9
Interest expense	8.2	8.0
Amortization of deferred policy acquisition costs	15.8	16.3

Total benefits and expenses	441.7	416.8
Income from operations before income taxes	101.3	74.4
Provision for income taxes:
Current	(6.3)	11.2
Deferred	32.2	9.7

Total provision for income taxes	25.9	20.9

Net income	$75.4	$53.5

Net income per common share:
Basic	$0.55	$0.39
Diluted	$0.55	$0.39
Weighted-average number of common shares outstanding:
Basic	137.776	137.292
Diluted	137.781	137.300
Cash dividends declared per common share	$0.07	$0.05

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(As adjusted)
Net income	$75.4	$53.5
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustments (net of taxes of $(6.6) and $3.0)	(11.9)	5.7
Other-than-temporary impairments on debt securities not related to credit losses (net of taxes of $(0.4) and $0)	(0.7)	—
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(7.5) and $0.2)	(14.0)	0.4
Impact of cash flow hedges (net of taxes of $(0.3) and $0)	(0.6)	—

Other comprehensive income (loss)	(27.2)	6.1

Total comprehensive income	$48.2	$59.6

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$432.5	$2,380.6
Cumulative effect of adoption—new accounting standard (net of taxes of $(12.9))	—	—	(29.1)	5.1	(24.0)
Comprehensive income:
Net income, as adjusted	—	—	53.5	—	53.5
Other comprehensive income, as adjusted	—	—	—	6.1	6.1

Total comprehensive income, as adjusted					59.6
Stock-based compensation	—	0.9	—	—	0.9
Dividends declared	—	—	(6.9)	—	(6.9)

Balances as of March 31, 2011, as adjusted	$1.2	$1,451.1	$514.2	$443.7	$2,410.2

Balances as of January 1, 2012, as adjusted	$1.2	$1,454.6	$631.8	$1,027.3	$3,114.9
Comprehensive income:
Net income	—	—	75.4	—	75.4
Other comprehensive loss	—	—	—	(27.2)	(27.2)

Total comprehensive income					48.2
Stock-based compensation	—	1.3	—	—	1.3
Dividends declared	—	—	(9.7)	—	(9.7)

Balances as of March 31, 2012	$1.2	$1,455.9	$697.5	$1,000.1	$3,154.7

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(As adjusted)
Cash flows from operating activities
Net income	$75.4	$53.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(25.9)	(15.6)
Accretion and amortization of invested assets, net	10.7	9.8
Accrued interest on fixed maturities	(4.7)	(7.8)
Amortization and depreciation	6.9	6.0
Deferred income tax provision	32.2	9.7
Interest credited on deposit contracts	229.5	228.3
Mortality and expense charges and administrative fees	(28.5)	(26.7)
Changes in:
Accrued investment income	(3.6)	(9.7)
Deferred policy acquisition costs, net	(3.9)	(14.1)
Future policy benefits	(0.3)	0.9
Policy and contract claims	(22.9)	(8.4)
Other assets and liabilities	(27.2)	(12.7)
Other, net	0.9	1.0

Total adjustments	163.2	160.7

Net cash provided by operating activities	238.6	214.2
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(850.6)	(1,089.7)
Other invested assets and investments in limited partnerships	(39.5)	(5.4)
Issuances of mortgage loans	(197.6)	(183.5)
Maturities, calls, paydowns, and other	433.4	559.4
Sales of:
Fixed maturities and marketable equity securities	378.3	125.0
Other invested assets and investments in limited partnerships	4.1	4.1
Repayments of mortgage loans	36.9	32.9
Other, net	(1.2)	(1.1)

Net cash used in investing activities	(236.2)	(558.3)
Cash flows from financing activities
Policyholder account balances:
Deposits	502.8	722.8
Withdrawals	(438.4)	(332.4)
Cash dividends paid on common stock	(9.7)	(6.9)
Other, net	(20.2)	(6.1)

Net cash provided by financing activities	34.5	377.4

Net increase in cash and cash equivalents	36.9	33.3
Cash and cash equivalents at beginning of period	242.3	274.6

Cash and cash equivalents at end of period	$279.2	$307.9

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$2.3	$13.4
Fixed maturities exchanges	46.2	18.8

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

1. Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that include retirement, group health and employee benefits products and life insurance, marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities, individual life insurance and bank-owned life insurance.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and are collectively referred to as “the Company”. All significant intercompany transactions and balances have been eliminated.

The interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC), for interim reporting. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. These interim condensed consolidated financial statements are unaudited but in management’s opinion include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation. In addition, prior period financial information, including information for the three months ended March 31, 2011 and as of March 31, 2011 and December 31, 2011 has been restated to reflect the retrospective adoption of the new accounting standard for deferred policy acquisition costs (DAC). Restated information has been labeled “as adjusted” where applicable.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2012.

Adoption of New Accounting Pronouncements

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued Accounting Standards Update (ASU) 2010-26, Financial Services—Insurance (Topic 944)—Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU limits the amount of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The Company’s adoption of this standard results in more distribution and new business processing and underwriting costs being expensed as incurred.

Under the new standard, the Company defers costs that are directly related to the successful acquisition or renewal of insurance contracts. These costs include commissions, premium taxes and premium based assessments, the portion of wholesaler distribution costs directly related to contract acquisition, third-party underwriting costs related to contracts that are successfully acquired, and a portion of the salaries and benefits related to employee time spent on the processing of successfully acquired contracts. While the Company has restated DAC amortization to reflect the retrospective reduction in costs deferred, its policies and methodology for amortization have not changed.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The Company retrospectively adopted this standard on January 1, 2012. The Company believes retrospective adoption provides users the most useful financial information because it is comparable between financial periods. The Company has restated its financial information as of December 31, 2011 and for the three months ended March 31, 2011 in these condensed financial statements, as shown below:

	As Previously Reported	Adjustment	As Adjusted
	As of December 31, 2011
Consolidated Balance Sheets
Deferred policy acquisition costs	$215.4	$(29.4)	$186.0
Deferred income tax liabilities, net	405.3	(10.3)	395.0
Retained earnings	664.7	(32.9)	631.8
Accumulated other comprehensive income, net of taxes	1,013.5	13.8	1,027.3

	For the Three Months Ended
	March 31, 2011
Consolidated Statements of Income
Other underwriting and operating expenses	$66.0	$5.9	$71.9
Amortization of deferred policy acquisition costs	20.1	(3.8)	16.3
Deferred income tax provision	10.4	(0.7)	9.7
Net income	54.9	(1.4)	53.5
Net income per common share:
Basic	$0.40	$(0.01)	$0.39
Diluted	$0.40	$(0.01)	$0.39
Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(4.2)	$4.6	$0.4
Consolidated Statements of Cash Flows
Deferred income tax provision	$10.4	(0.7)	$9.7
Changes in deferred policy acquisition costs, net	(16.2)	$2.1	(14.1)

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This ASU establishes common definitions of fair value and requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). The measurement principles are generally consistent with current U.S. GAAP and the changes did not have a material impact on our condensed financial statements. Enhanced disclosures include quantitative information about unobservable inputs to Level 3 measurements, when available; qualitative information about the sensitivity of Level 3 measurements to alternative inputs; and classification within the fair value hierarchy of all fair value measurements disclosed. The Company adopted this standard on January 1, 2012. See Note 6 for the Company’s disclosures related to fair value measurements. The Company did not have material Level 3 measurements as of March 31, 2012.

ASU 2011-05, Presentation of Comprehensive Income and ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This ASU requires the components of net income and other comprehensive income (OCI) to be presented either in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new standard changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or OCI under current accounting standards.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income (AOCI) by component in both the statement in which net income is presented and the statement in which OCI is presented.

The Company adopted the standards on January 1, 2012 and included the statements of comprehensive income as a separate statement in the condensed consolidated financial statements.

3. Earnings Per Share

Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represents the earnings available to each share of common stock outstanding during the reporting period, adjusted for the potential issuance of dilutive common stock.

The Company’s outstanding warrants, exercisable for 18.976 common shares, are considered participating securities because the terms of the agreements entitle the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. As a result, the warrants are potential common stock securities that are included in weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share using the two-class method.

The Company has issued equity instruments to employees that are included in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan were included in diluted earnings per share based on the application of the treasury stock method. For the three months ended March 31, 2012 and 2011, 2.950 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2012	2011
		(As adjusted)
Numerator:
Net income	$75.4	$53.5

Denominator:
Weighted-average common shares outstanding—basic	137.776	137.292
Add: dilutive effect of certain equity instruments	0.005	0.008

Weighted-average common shares outstanding—diluted	137.781	137.300

Net income per common share:
Basic	$0.55	$0.39
Diluted	$0.55	$0.39

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

4. Investments

The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in AOCI represent the amount of cumulative non-credit OTTI losses recorded in AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of March 31, 2012
Fixed maturities:
U.S. government and agencies	$109.7	$2.9	$(0.1)	$112.5	$(0.1)
State and political subdivisions	600.3	33.7	(2.3)	631.7	(0.1)
Corporate securities	15,048.1	1,497.8	(131.1)	16,414.8	(16.0)
Residential mortgage-backed securities	3,222.3	243.2	(11.4)	3,454.1	(26.3)
Commercial mortgage-backed securities	1,678.5	150.3	(3.4)	1,825.4	(2.2)
Other debt obligations	456.8	50.4	(0.9)	506.3	(3.9)

Total fixed maturities	21,115.7	1,978.3	(149.2)	22,944.8	(48.6)
Marketable equity securities, available-for-sale	52.4	0.2	(4.0)	48.6	—

Total	$21,168.1	$1,978.5	$(153.2)	$22,993.4	$(48.6)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2011
Fixed maturities:
U.S. government and agencies	$60.3	$3.8	$—	$64.1	$(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	(0.1)
Corporate securities	14,817.1	1,572.2	(185.0)	16,204.3	(16.5)
Residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	(4.1)

Total fixed maturities	21,061.4	2,054.1	(210.3)	22,905.2	(57.3)
Marketable equity securities, available-for-sale	52.4	0.2	(2.3)	50.3	—

Total	$21,113.8	$2,054.3	$(212.6)	$22,955.5	$(57.3)

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of March 31, 2012
Fixed maturities:
U.S. government and agencies	$7.7	$(0.1)	2	$—	$—	—
State and political subdivisions	28.6	(0.2)	4	55.3	(2.1)	8
Corporate securities	811.2	(27.8)	158	561.7	(103.3)	64
Residential mortgage-backed securities	159.0	(2.1)	36	140.3	(9.3)	22
Commercial mortgage-backed securities	110.3	(0.7)	9	44.6	(2.7)	17
Other debt obligations	48.3	(0.7)	7	7.3	(0.2)	4

Total fixed maturities	$1,165.1	$(31.6)	216	$809.2	$(117.6)	115
Marketable equity securities, available-for-sale	42.5	(2.9)	2	5.0	(1.1)	1

Total	$1,207.6	$(34.5)	218	$814.2	$(118.7)	116

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2011
Fixed maturities:
State and political subdivisions	$18.3	$(0.2)	2	$87.9	$(1.6)	11
Corporate securities	883.2	(50.9)	202	601.9	(134.1)	66
Residential mortgage-backed securities	72.5	(0.8)	27	166.1	(16.8)	26
Commercial mortgage-backed securities	40.0	(0.7)	5	54.6	(3.4)	18
Other debt obligations	80.4	(1.6)	9	14.0	(0.2)	4

Total fixed maturities	$1,094.4	$(54.2)	245	$924.5	$(156.1)	125
Marketable equity securities, available-for-sale	44.7	(1.2)	3	5.0	(1.1)	1

Total	$1,139.1	$(55.4)	248	$929.5	$(157.2)	126

Based on National Association of Insurance Commissioners (NAIC) ratings as of March 31, 2012 and December 31, 2011, the Company held below-investment-grade fixed maturities with fair values of $1,465.6 and $1,508.1, respectively, and amortized costs of $1,497.5 and $1,583.7, respectively. These holdings amounted to 6.4% and 6.6% of the Company’s investments in fixed maturities at fair value as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the amortized cost and fair value of fixed maturities as of March 31, 2012, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
One year or less	$518.4	$531.2
Over one year through five years	3,388.5	3,617.0
Over five years through ten years	7,278.8	8,020.8
Over ten years	4,611.8	5,037.6
Residential mortgage-backed securities	3,222.3	3,454.1
Commercial mortgage-backed securities	1,678.5	1,825.4
Other asset-backed securities	417.4	458.7

Total fixed maturities	$21,115.7	$22,944.8

The following table summarizes the Company’s net investment income:

	For the Three Months Ended
	March 31,
	2012	2011
Fixed maturities	$284.3	$286.7
Marketable equity securities, available-for-sale	0.5	0.6
Marketable equity securities, trading	2.7	0.9
Mortgage loans	40.9	27.9
Policy loans	1.0	1.0
Investments in limited partnerships	(4.0)	(2.6)
Other	1.8	1.3

Total investment income	327.2	315.8
Investment expenses	(6.7)	(5.8)

Net investment income	$320.5	$310.0

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended
	March 31,
	2012	2011
Fixed maturities:
Gross gains on sales	$9.9	$2.7
Gross losses on sales	(2.1)	(6.1)
Total other-than-temporary impairment losses on securities	(2.5)	(0.9)
Other(1)	3.6	8.2

Total fixed maturities	8.9	3.9
Marketable equity securities, trading(2)	18.0	12.2
Other invested assets	(1.0)	0.5
DAC and deferred sales inducement adjustment	—	(1.0)

Net realized investment gains	$25.9	$15.6

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $3.3 and $1.8 for the three months ended March 31, 2012 and 2011, respectively.
(2)	This includes changes in the fair value of trading securities held as of period end, totaling $17.1 and $11.6 of net gains (losses) for the three months ended March 31, 2012 and 2011, respectively.

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

For fixed maturities, the Company concludes that an OTTI has occurred if the present value of the cash flows expected to be collected is less than the amortized cost of the security (i.e., a credit loss exists). In order to determine the amount of the credit loss, the Company calculates the recovery value by discounting the current expectations of future cash flows it will recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity, which is the original effective yield for corporate securities or current effective yield for mortgage-backed securities.

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

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of March 31, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$43.0	$(22.4)	$204.0	$(77.1)
6 consecutive months or more	143.4	(53.0)	56.0	(30.2)

Total underwater by 20% or more	186.4	(75.4)	260.0	(107.3)
All other underwater fixed maturities	1,787.9	(73.8)	1,758.9	(103.0)

Total underwater fixed maturities	$1,974.3	$(149.2)	$2,018.9	$(210.3)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	—	—	—	—

Total underwater by 20% or more	—	—	—	—
All other underwater marketable equity securities, available-for-sale	47.5	(4.0)	49.7	(2.3)

Total underwater marketable equity securities, available-for-sale	$47.5	$(4.0)	$49.7	$(2.3)

The Company reviewed its available-for-sale investments with unrealized losses as of March 31, 2012 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in OCI were as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$32.5	$68.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.9	0.4
For which an OTTI was previously recognized	0.3	—
Decreases attributable to:
Securities sold or paid down during the period	(1.7)	(16.2)

Balance, end of period	$32.0	$52.2

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of March 31, 2012, 30.8% of the commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.9% were located in Washington and 10.2% were located in Texas.

Allowance for Mortgage Loans

The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for impaired loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses, the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

•	Lower Risk Loans – Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans – Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans – All loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.

The following table sets forth the Company’s mortgage loans by risk category:

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Lower Risk	$1,476.8	55.4%	$1,395.5	55.5%
Medium Risk	582.7	21.9	617.0	24.5
Higher Risk	603.6	22.7	504.7	20.0

Credit quality indicator total	2,663.1	100.0%	2,517.2	100.0%
Loans specifically evaluated for impairment (1)	15.9		8.3
Other (2)	(7.9)		(7.9)

Total	$2,671.1		$2,517.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

(1)	As of March 31, 2012 and December 31, 2011, reserve amounts of $1.2 and $0.3, respectively, were established for loans specifically evaluated for impairment.
(2)	Other includes the allowance for loan losses and deferred fees and costs.

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated annually, primarily during the third quarter.

The following table summarizes the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended
	March 31, 2012
	2012	2011
Allowance at beginning of period	$7.4	$7.1
Provision for specific loans	1.2	—
Provision for loans not specifically identified	—	—
Write-off for foreclosed property	(0.6)	—

Allowance at end of period	$8.0	$7.1

Specific reserves are established for impaired loans, for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, and for loans with terms modified in a troubled debt restructuring.

Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of March 31, 2012, one loan with an outstanding principal balance of $7.6, was considered in default and was assessed in our provision for specific loans. As of December 31, 2011, no loans were considered non-performing.

6. Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize its use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has categorized its financial instruments into the three-level hierarchy, which gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level within which a fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s financial assets recorded at fair value on the consolidated balance sheets and financial instruments not carried at fair value, but disclosed at fair value are categorized as follows:

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

•

Level 3 — Instruments whose significant value drivers are unobservable. This includes financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of funds held under deposit contracts and mortgage loans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present the fair value of the Company’s financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those accounted for at fair value on a recurring basis and those not carried at fair value, but disclosure of fair value is provided. The Company does not have any financial liabilities accounted for at fair value on a recurring basis.

	As of March 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Recurring measurements:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$112.5	$112.5	$—	$112.5	$—	—
State and political subdivisions	631.7	631.7	—	631.7	—	—
Corporate securities	16,414.8	16,414.8	—	16,353.5	61.3	0.2%
Residential mortgage-backed securities	3,454.1	3,454.1	—	3,451.4	2.7	—
Commercial mortgage-backed securities	1,825.4	1,825.4	—	1,809.9	15.5	0.1
Other debt obligations	506.3	506.3	—	463.7	42.6	0.2

Total fixed maturities, available-for-sale	22,944.8	22,944.8	—	22,822.7	122.1	0.5
Marketable equity securities, available-for-sale	48.6	48.6	0.5	43.1	5.0	—
Marketable equity securities, trading	406.0	406.0	405.8	—	0.2	—
Investments in limited partnerships, private equity funds	24.3	24.3	—	—	24.3	0.1
Other invested assets	18.8	18.8	3.2	6.9	8.7	—

Total investments carried at fair value	23,442.5	23,442.5	409.5	22,872.7	160.3	0.6
Separate account assets	853.0	853.0	853.0	—	—	—

Total	$24,295.5	$24,295.5	$1,262.5	$22,872.7	$160.3	0.6%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Other financial instruments subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,671.1	$2,864.8	$—	$—	$2,864.8
Investments in limited partnerships, tax credit investments	221.4	222.9	—	222.9	—
Cash and cash equivalents	279.2	279.2	279.2	—	—
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	$10,336.4	$10,292.0	$—	$—	$10,292.0
Income annuities	6,606.3	7,977.0	—	—	7,977.0
Notes payable:
Capital Efficient Notes (CENts)	149.9	145.3	—	—	145.3
Senior notes	299.3	305.3	—	—	305.3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	As of December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Recurring measurements:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$64.1	$64.1	$—	$64.1	$—	—
State and political subdivisions	635.3	635.3	—	635.3	—	—
Corporate securities (1)	16,204.3	16,204.3	—	16,112.9	91.4	0.4%
Residential mortgage-backed securities	3,625.0	3,625.0	—	3,625.0	—	—
Commercial mortgage-backed securities	1,837.0	1,837.0	—	1,821.1	15.9	0.1
Other debt obligations (1)	539.5	539.5	—	459.6	79.9	0.3

Total fixed maturities, available-for-sale	22,905.2	22,905.2	—	22,718.0	187.2	0.8
Marketable equity securities, available-for-sale	50.3	50.3	0.5	44.8	5.0	—
Marketable equity securities, trading	381.7	381.7	381.1	—	0.6	—
Investments in limited partnerships, private equity funds	27.8	27.8	—	—	27.8	0.1
Other invested assets	15.8	15.8	2.8	8.2	4.8	—

Total investments carried at fair value	23,380.8	23,380.8	384.4	22,771.0	225.4	0.9
Separate account assets	795.8	795.8	795.8	—	—	—

Total	$24,176.6	$24,176.6	$1,180.2	$22,771.0	$225.4	0.9%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Other financial instruments subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,517.6	$2,685.7	$—	$—	$2,685.7
Investments in limited partnerships, tax credit investments	199.1	202.6	—	202.6	—
Cash and cash equivalents	242.3	242.3	242.3	—	—
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	$10,158.1	$9,985.1	$—	$—	$9,985.1
Income annuities	6,605.6	7,786.1	—	—	7,786.1
Notes payable:
Capital Efficient Notes (CENts)	149.9	138.0	—	—	138.0
Senior notes	299.3	304.8	—	—	304.8

(1)	These amounts include certain privately placed fixed maturities that are valued primarily using observable inputs. These securities, totaling $733.8, were included in Level 3 in the prior year financial statements. Upon further evaluation and review of the valuation methodology during the quarter ended March 31, 2012, the Company determined that they are more appropriately reflected as Level 2 measurements as the unobservable inputs were not significant to the overall evaluation. This evaluation did not result in a change to the fair value amounts reported.

Financial Instruments Measured at Fair Value

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of March 31, 2012 and December 31, 2011, respectively, pricing services provided prices for 96.1% and 95.9% of the Company’s fixed maturities.

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

As of March 31, 2012, the Company had $887.7, or 3.9%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $816.5, or 92.0%, as Level 2 measurements as of March 31, 2012. As of December 31, 2011, the Company had $936.4, or 4.1%, of its fixed maturities invested in private placement securities, of which $816.9, or 87.2%, were classified as Level 2 measurements.

Corporate Securities

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s corporate securities classified as Level 2 measurements was $16,353.5 and $16,112.9, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of March 31, 2012			As of December 31, 2011
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$3,138.2	19.2%	220	$3,182.4	19.8%	247
Consumer staples	2,733.6	16.7	164	2,689.6	16.7	170
Financials	1,933.7	11.8	199	1,879.3	11.7	243
Utilities	1,883.4	11.5	162	1,901.5	11.8	179
Weighted-average coupon rate	6.04%			6.09%
Weighted-average remaining years to contractual maturity	11.0			11.2

The majority of corporate securities classified as Level 2 measurements are priced by independent pricing services utilizing evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many corporate securities do not trade on a daily basis, evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations.

As of March 31, 2012, $717.8, or 4.4%, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.

Residential Mortgage-backed Securities

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,451.4 and $3,625.0, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.80% and 4.87% as of March 31, 2012 and December 31, 2011, respectively. Agency securities comprised 89.9% and 90.0% of the Company’s Level 2 RMBS as of March 31, 2012 and December 31, 2011, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of March 31, 2012		As of December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Highest Rating Agency Rating
AAA	$116.8	33.5%	$102.5	28.3%
AA through BBB	27.5	7.9	41.8	11.5
BB & below	204.4	58.6	217.9	60.2

Total non-agency RMBS	$348.7	100.0%	$362.2	100.0%

Non-agency RMBS with super senior subordination	$216.0	61.9%	$216.8	59.9%

As of March 31, 2012 and December 31, 2011, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.1% and 9.4%, respectively. As of March 31, 2012 and December 31, 2011, $140.5 and $152.3, or 40.3% and 42.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior.

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

Commercial Mortgage-backed Securities

As of March 31, 2012 and December 31, 2011, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,809.9 and $1,821.1, respectively. These were primarily non-agency securities, which comprised 73.9% and 72.1% of Level 2 CMBS as of March 31, 2012 and December 31, 2011, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 29.0% and 29.2% as of March 31, 2012 and December 31, 2011, respectively, and 94.0% and 94.9% were in the most senior tranche as of March 31, 2012 and December 31, 2011, respectively.

The Company’s Level 2 CMBS had a weighted-average coupon rate of 5.17% and 5.23% as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, respectively, 19.2% and 18.3% of the underlying collateral for these securities was located in New York; 12.7% and 13.0% was located in California; and 7.3% and 7.5% was located in Texas. The underlying collateral primarily consisted of retail shopping centers, comprising 34.6% and 35.0%, and office buildings comprising 30.6% and 29.7%, of these securities as of March 31, 2012 and December 31, 2011, respectively.

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

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), and certain nonredeemable preferred stocks. The securities primarily consist of investments in publicly traded companies and actively traded mutual fund investments. When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Investments in Limited Partnerships

Investments in limited partnerships recorded at fair value are investments in private equity funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset value (NAV). The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to twelve years. As such, the Company classifies these securities as Level 3 measurements.

Separate Accounts

Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three months ended March 31, 2012:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as of January 1, 2012	Purchases	Sales	In and/or (Out) of Level 3 (1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of March 31, 2012
Types of Investments:
Corporate securities	$91.4	$0.5	$—	$(32.7)	$0.1	$(0.6)	$2.7	$(0.1)	$61.3
Residential mortgage-backed securities	—	2.7	—	—	—	—	—	—	2.7
Commercial mortgage-backed securities	15.9	—	—	—	(0.3)	—	(0.1)	—	15.5
Other debt obligations	79.9	—	—	(13.5)	(25.2)	—	1.0	0.4	42.6

Total fixed maturities, available-for-sale	187.2	3.2	—	(46.2)	(25.4)	(0.6)	3.6	0.3	122.1
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	0.2	—	—	(4.1)	0.1	—	0.3	24.3
Other invested assets	4.8	2.3	—	—	—	1.6	—	—	8.7

Total Level 3	$225.4	$5.7	$—	$(46.6)	$(29.5)	$1.1	$3.6	$0.6	$160.3

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into and (out of) Level 3 were $23.1 and $(69.7), respectively, for the three months ended March 31, 2012. Transfers out included certain privately placed fixed maturities for which there was a change in valuation methodology during the first quarter 2012 to a method that uses significant observable inputs.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three months ended March 31, 2011:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as of January 1, 2011	Purchases	Sales	In and/or (Out) of Level 3(1)	Other (2)	Net Income (3)	Other Comprehensive Income	Realized Gains (Losses) (3)	Balance as of March 31, 2011
Types of Investments:
Corporate securities	115.5	29.1	(8.5)	(4.5)	(2.1)	—	6.8	(3.9)	132.4
Commercial mortgage-backed securities	19.1	—	—	—	(1.4)	—	—	—	17.7
Other debt obligations	90.1	—	(10.8)	—	(0.2)	—	1.3	(1.7)	78.7

Total fixed maturities, available-for-sale	224.7	29.1	(19.3)	(4.5)	(3.7)	—	8.1	(5.6)	228.8
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	—	—	1.8
Marketable equity securities, trading	0.6	—	—	—	—	0.1	—	—	0.7
Investments in limited partnerships	36.5	0.1	—	—	(3.8)	1.3	—	0.8	34.9
Other invested assets	3.8	—	—	—	—	0.6	—	—	4.4

Total Level 3	$267.4	$29.2	$(19.3)	$(4.5)	$(7.5)	$2.0	$8.1	$(4.8)	$270.6

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers out of Level 3 were $4.5 for the three months ended March 31, 2011.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

Other Financial Instruments Subject to Fair Value Disclosure Requirements

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $261.8 and $234.0 as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, cash equivalents of $259.9 and $231.5, respectively, were held at a single highly-rated financial institution.

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

The fair values of funds held under deposit contracts related to investment-type contracts are estimated using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,757.9 and $5,685.8 of liabilities related to insurance contracts as of March 31, 2012 and December 31, 2011, respectively.

The fair values of the Company’s notes payable were based on nonbinding quotes provided by third-parties. This fair value measurement assumes that liabilities were transferred to a market participant of equal credit standing and without consideration for any optional redemption features.

7. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements

The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended
	March 31,
	2012	2011
		(As adjusted)
Unamortized balance at beginning of period, as adjusted (1)	$368.4	$342.5
Deferral of acquisition costs	19.7	31.1
Adjustments related to investment gains	—	(0.7)
Amortization	(15.8)	(16.3)

Unamortized balance at end of period	372.3	356.6
Accumulated effect of net unrealized investment gains	(190.2)	(126.1)

Balance at end of period	$182.1	$230.5

(1)	The restated accumulated effect of net unrealized investment gains as of January 1, 2012 and 2011 were $(182.4) and $(129.5), respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table provides a reconciliation of the beginning and ending balance for deferred sales inducements (DSI), which are included in other assets on the consolidated balance sheets:

	For the Three Months Ended
	March 31,
	2012	2011
Unamortized balance at beginning of period	$142.0	$105.8
Capitalizations	13.3	17.1
Adjustments related to investment gains	—	(0.3)
Amortization	(8.4)	(6.2)

Unamortized balance at end of period	146.9	116.4
Accumulated effect of net unrealized investment gains	(101.6)	(46.8)

Balance at end of period	$45.3	$69.6

8. Stockholders’ Equity

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2011	118.216
Restricted stock issued, net	0.298
Employee stock purchase plan shares issued	0.124
Treasury stock (1)	(0.001)

Balance as of December 31, 2011	118.637

Balance as of January 1, 2012	118.637
Restricted stock issued, net	0.396
Employee stock purchase plan shares issued	0.042
Treasury stock (1)	(0.001)

Balance as of March 31, 2012	119.074

(1)	Represents shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

The consolidated statements of comprehensive income presents the changes in unrealized gains and losses on available for sale securities net of reclassification adjustments. The following table summarizes the adjustments to OCI for amounts reclassified from AOCI to net income during the period:

	For the Three Months Ended
	March 31,
	2012	2011
Reclassifications included in net income for:
Net realized investment gains (net of taxes of $(9.5) and $(5.7))	$(17.5)	$(10.4)
Other-than-temporary impairments (net of taxes of $3.3 and $3.6)	6.3	6.6

Reclassifications included in net income	$(11.2)	$(3.8)

9. Stock-Based Compensation

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2012	0.478	$13.15
Shares granted	0.396	9.91
Shares vested	—	—
Shares forfeited	—	—

Outstanding as of March 31, 2012	0.874	$11.68

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

10. Commitments and Contingencies

Litigation

Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of March 31, 2012, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Other Commitments

As of March 31, 2012 and December 31, 2011, unfunded mortgage loan commitments were $93.0 and $105.1, respectively. As of March 31, 2012, the Company had no other material changes to our commitments or contingencies since December 31, 2011.

11. Segment Information

The Company offers a broad range of products and services that include retirement, group health and employee benefits products and life insurance. These operations are managed separately as three divisions, consisting of four business segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are: Benefits, Deferred Annuities, Income Annuities, Life and Other.

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended March 31, 2012
	Benefits	Deferred Annuities	Income Annuities	Life	Other	Total
Operating revenues:
Premiums	$140.5	$—	$—	$9.8	$—	$150.3
Net investment income	5.4	134.4	104.1	71.6	5.0	320.5
Policy fees, contract charges, and other	3.0	5.1	1.2	31.7	5.3	46.3
Net realized gains – FIA	—	1.2	—	—	—	1.2

Total operating revenues	148.9	140.7	105.3	113.1	10.3	518.3
Benefits and expenses:
Policyholder benefits and claims	86.6	(0.1)	—	18.7	—	105.2
Interest credited	—	82.2	84.5	63.2	(0.4)	229.5
Other underwriting and operating expenses	37.2	19.0	5.7	15.3	5.8	83.0
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	13.8	0.6	1.4	—	15.8

Total benefits and expenses	123.8	114.9	90.8	98.6	13.6	441.7

Segment pre-tax adjusted operating income (loss)	$25.1	$25.8	$14.5	$14.5	$(3.3)	$76.6

Operating revenues	$148.9	$140.7	$105.3	$113.1	$10.3	$518.3
Add: Net realized investment gains (losses), excluding FIA	—	(0.2)	16.3	(0.6)	9.2	24.7

Total revenues	148.9	140.5	121.6	112.5	19.5	543.0
Total benefits and expenses	123.8	114.9	90.8	98.6	13.6	441.7

Income from operations before income taxes	$25.1	$25.6	$30.8	$13.9	$5.9	$101.3

As of March 31, 2012:
Total assets	$203.1	$12,084.1	$7,380.0	$6,451.4	$2,426.1	$28,544.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	For the Three Months Ended March 31, 2011
	Benefits	Deferred Annuities	Income Annuities	Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$110.0	$—	$—	$10.9	$—	$120.9
Net investment income	4.2	123.1	105.0	71.2	6.5	310.0
Policy fees, contract charges, and other	3.3	5.1	0.2	30.7	5.4	44.7
Net realized gains – FIA	—	0.5	—	—	—	0.5

Total operating revenues	117.5	128.7	105.2	112.8	11.9	476.1
Benefits and expenses:
Policyholder benefits and claims	74.3	(0.1)	—	18.1	—	92.3
Interest credited	—	77.6	89.7	61.7	(0.7)	228.3
Other underwriting and operating expenses	29.2	16.2	5.9	14.6	6.0	71.9
Interest expense	—	—	—	—	8.0	8.0
Amortization of DAC	—	14.3	0.7	1.3	—	16.3

Total benefits and expenses	103.5	108.0	96.3	95.7	13.3	416.8

Segment pre-tax adjusted operating income (loss)	$14.0	$20.7	$8.9	$17.1	$(1.4)	$59.3

Operating revenues	$117.5	$128.7	$105.2	$112.8	$11.9	$476.1
Add: Net realized investment gains, excluding FIA	—	2.9	9.9	0.4	1.9	15.1

Total revenues	117.5	131.6	115.1	113.2	13.8	491.2
Total benefits and expenses	103.5	108.0	96.3	95.7	13.3	416.8

Income from operations before income taxes	$14.0	$23.6	$18.8	$17.5	$0.5	$74.4

As of March 31, 2011:
Total assets, as adjusted	$211.4	$10,863.7	$6,963.3	$6,046.5	$2,305.4	$26,390.3

12. Subsequent Events

On May 4, 2012, the Company declared a dividend of $0.07 per common share, or approximately $9.7 in total, to shareholders and warrant holders of record as of May 18, 2012. The dividend will be paid on or about June 1, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in, or implied by, any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with the unaudited interim condensed consolidated financial statements and accompanying condensed notes included in Item 1 – “Condensed Financial Statements” included in this Form 10-Q, our Annual Report for the year ended December 31, 2011, filed with the SEC on February 29, 2012 (“2011 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.

Management considers certain non-GAAP financial measures, including adjusted operating income, adjusted operating income per common share, pre-tax adjusted operating income, adjusted book value, adjusted book value, as converted, adjusted book value per common share, adjusted book value per common share, as converted, average adjusted book value, and operating return on average equity (ROAE) to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 – “Management’s Discussion and Analysis of Financial Condition – Use of non-GAAP Financial Measures” in our 2011 10-K.

Historical financial information has been restated to reflect the retrospective adoption of a new accounting standard for deferred acquisition costs on January 1, 2012. See Note 2 in the accompanying unaudited interim condensed consolidated financial statements for discussion of adoption of new accounting pronouncements.

All dollar and share amounts, except per share data, are in millions unless otherwise stated.

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

Our Operations

We manage our business through three divisions composed of four business segments:

Benefits Division

•

Benefits. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriter (MGU) services.

Retirement Division

•	Deferred Annuities. We offer fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•

Income Annuities. We offer single premium income annuities (SPIAs) to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement, and structured settlement annuities to fund third party personal injury settlements. In addition, we offer funding services options to existing structured settlement clients.

Life Division

•

Life. We offer a wide array of insurance products such as term and universal life insurance, including single premium life insurance (SPL), bank-owned life insurance (BOLI) and corporate-owned life insurance (COLI).

In addition, we have our Other segment, which consists primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to our limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, such as our broker-dealer, and inter-segment elimination entries.

See Note 11 to the accompanying unaudited interim condensed consolidated financial statements for the financial results of our segments.

Current Outlook

As we continue to lay the groundwork for future growth, the life insurance industry continues to face a difficult economic environment. The prolonged low-interest rate environment, ongoing concerns over European sovereign debt and credit markets, the United States’ growing deficit, prolonged high-levels of unemployment and the slow economic recovery continue to put pressure on life insurance companies. While the combination of these and other challenges has led to several large competitors exiting certain markets, we continue to seek to create long-term stockholder value by being proactive in maintaining our overall margins and focusing on executing our growth strategies.

While interest rates increased slightly at the end of the first quarter, they have since declined back to near-historic low levels, and continue to be extremely low with the United States Federal Reserve indicating no plans to increase interest rates in the near future. Low interest rates and tight credit spreads continue to be a challenge for our interest-sensitive asset-based businesses, particularly sales of fixed annuities, SPIAs and universal life insurance policies. To mitigate the risk of unfavorable consequences in this environment, such as spread compression on our in force business, we remain proactive in our investment and product strategies, interest-crediting strategies and overall asset-liability management practices. In the first quarter, we sold approximately $107 of lower yielding, higher premium, agency RMBS where the prepayment characteristics of these securities had deteriorated. In doing so, we were able to produce realized gains while reducing our future reinvestment risk. We remain proactive in managing our prepayment and reinvestment risk; we have completed similar transactions in the second quarter and will continue to seek similar transactions in 2012. Looking forward, we continue the pursuit of other investment strategies to help us in the current low interest rate environment, and position us well for rising interest rate scenarios.

To manage our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans we underwrite. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity. During the first quarter of 2012, we originated mortgage loans of $197.6 with an average yield of approximately 5.2%. This asset class comprised 10.1% of our invested assets as of March 31, 2012, up from 9.6% as of December 31, 2011.

To manage our way through this uncertain environment and grow profitably, we will continue to focus on the strategies outlined in Item 1 — “Business — Our Strategies” in the 2011 10-K. Our 2012 focus is to continue executing on our Grow & Diversify initiatives, while at the same time remaining focused on our core businesses and maintaining our financial strength ratings.

We believe we have adequate levels of capital to support our current business and to fund organic and transactional growth. Recently, major players in the life insurance industry have exited the life and annuities marketplace. These events may provide opportunities for organic growth of our business and for certain strategic transactions. However, the success of these and other strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the unaudited interim condensed consolidated financial statements. The following accounting policies are those we consider to be particularly critical to understanding our condensed financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:

•	The evaluation of OTTI of investments;

•	The valuation of investments at fair value;

•	The balance, recoverability and amortization of deferred policy acquisition costs and deferred sales inducements; and

•	The liabilities for future policy benefits and policy and contract claims.

In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecasted, and our best estimates may require adjustment.

On January 1, 2012, we retrospectively adopted a new accounting standard related to the deferral of policy acquisition costs. Our new policy regarding deferrable costs, including the impact of retrospective adoption, is described below. This new accounting standard did not impact the accounting for deferred sales inducements.

Other than as described above, there have been no material changes to the critical accounting estimates listed above, which are described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited financial statements included in the 2011 10-K.

Deferred Policy Acquisition Costs (DAC)

Prior to the adoption of new accounting guidance, deferrable acquisition costs were those that varied with and were primarily related to the acquisition of new or renewal business, regardless of whether the efforts were successful or unsuccessful. Under the new standard, the Company defers only costs that are directly related to the successful acquisition or renewal of insurance contracts, including:

•	Commissions for successful contract acquisitions;

•	Premium-based taxes and assessments;

•	Distribution costs directly related to successful contract acquisition;

•	Third-party underwriting costs related to contracts that are successfully acquired; and

•	The portion of the salaries and benefits related to employee time spent on the processing of successfully acquired new and renewal contracts.

All other acquisition-related costs, including costs incurred for soliciting potential customers, managing distribution and underwriting functions, training, administration, unsuccessful acquisition or renewal efforts, market research and product development are not deferrable and are expensed in the period incurred. Additionally, upon adoption, policy acquisition costs in our Benefits segment are no longer being deferred, as the application of the new standard to the short-duration contracts in this segment resulted in an immaterial net impact of deferral of acquisition costs.

While the Company has restated DAC amortization to reflect the retrospective reduction in costs deferred, its policies and methodology have not changed. For more information on the impact of adoption, see Note 2 of the condensed notes to the consolidated financial statements.

The following table summarizes our DAC asset balances by segment:

	As of March 31,2012	As Adjusted As of December 31, 2011
Deferred Annuities	$265.5	$265.5
Income Annuities	39.6	37.9
Life	67.2	65.0

Total unamortized balance at end of period	372.3	368.4
Accumulated effect of net unrealized gains	(190.2)	(182.4)

Balance at end of period	$182.1	$186.0

Amortization of DAC

In our Deferred Annuities, Income Annuities and Life segments, we amortize DAC over the premium paying period or over the lives of the policies in proportion to the future estimated gross profits (EGPs) of each of these product lines, as follows:

•

Deferred Annuities. The DAC amortization period is typically 20 years for deferred annuities, although most of the DAC amortization occurs within the first 10 years because the EGPs are highest during such period. It is common for deferred annuity policies to lapse after the surrender charge period expires.

•

Income Annuities. The DAC amortization period for SPIAs, including structured settlement annuities, is the benefit payment period. The benefit payment periods vary by policy; however, 80% of the benefits will be paid over the next 45 years and nearly all benefits are paid within 80 years of contract issue.

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

Changes to assumptions can have a significant impact on DAC amortization. In the event actual experience differs from our assumptions or our future assumptions are revised, we adjust our EGPs, which could result in a significant increase in amortization expense. EGPs are adjusted quarterly to reflect actual experience to date. For example, for our deferred annuity products, if renewal crediting rates are greater or lower than the renewal crediting rates we assumed in our DAC asset amortization models, we would record a change in amortization expense to reflect the change in our EGPs. For future assumptions we complete a study and refine our estimates of future gross profits at least annually during the third quarter. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC asset amortization models. This is often referred to as “unlocking” the DAC asset amortization model. We also revise future assumptions as needed throughout the year if a significant transaction or trend is identified that would warrant a change in those assumptions.

The following would generally cause an increase in DAC amortization expense:

Actual experience differs from our assumptions:

•	increases to interest margins in the current period from increased yields or decreased crediting rates;

•	increases to lapse and withdrawal rates in the current period;

•	increases to current period expense levels;

•	significant investment prepayment activity;

•	increases to equity market returns; and

•	lower death claims.

Future assumption changes (unlocking):

•	decreases in expected future interest margins due to increases in expected renewal crediting rates and/or decreases to expected investment yields;

•	increases to expected future lapse and withdrawal rates;

•	increases to future expected expense levels;

•	significant investment prepayment activity, which results in decreased future interest margins;

•	decreases to expected equity market returns; and

•	higher expected future death claims.

We regularly conduct DAC recoverability analyses, where we compare the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balance is considered recoverable if the present value of future profits is greater than the current DAC asset balance.

In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC asset balances, which currently relate to our deferred annuity, universal life, and BOLI products, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances as of March 31, 2012:

•	if we increased our future lapse and withdrawal rate assumptions by a factor of 10%, the DAC asset balance would decrease approximately $5.8;

•	if we increased our future expense assumptions by a factor of 10%, the DAC asset balance would decrease approximately $0.5.

In addition, depending on the amount and the type of new business written in the future, we may determine that other assumptions may produce significant variations in our financial results.

We adjust the unamortized DAC balance for the accumulated effect of net unrealized gains or losses, which is recorded net of taxes in AOCI. This adjustment reflects the impact on estimated future gross profits as if the unrealized investment gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the low interest rate environment, and the corresponding adjustment decreases our DAC balance and AOCI. In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC adjustment would increase our DAC balance and increase AOCI. However, this adjustment is limited to cumulative capitalized acquisition costs plus interest, which would be $141.3, net of taxes of $76.1, in our Deferred Annuities segment and $7.5, net of taxes of $4.1, in our Life segment as of March 31, 2012.

New Accounting Standards

For a discussion of recently adopted accounting pronouncements see Note 2 in the accompanying unaudited interim condensed consolidated financial statements.

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

Each of our four business segments maintains its own portfolio of invested assets, which are managed in accordance with specific guidelines. The net investment income and realized investment gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment.

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

Net realized investment gains (losses)

Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments and changes in fair value on our trading portfolio and FIA.

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

Amortization of deferred policy acquisition costs

We defer as assets certain commissions, distribution costs and other underwriting costs that are directly related to the successful acquisition of new and renewal business. Amortization of previously capitalized DAC is recorded as an expense.

Use of non-GAAP Financial Measures

Certain tables and related disclosures in this report include non-GAAP financial measures. We believe these measures provide useful information to investors in evaluating our financial performance or condition. The non-GAAP financial measures discussed below are not substitutes for their most directly comparable GAAP measures. The adjustments made to derive these non-GAAP measures are important to understanding our overall results of operations and financial position and, if evaluated without proper context, these non-GAAP measures possess material limitations. Therefore, our management and board of directors also separately review the items excluded from or added to the most directly comparable GAAP measures to arrive at these non-GAAP measures. In addition, management and our board of directors also analyze each of the comparable GAAP measures in connection with their review of our results of operations and financial position.

For a full discussion of each non-GAAP measure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures” in our 2011 10-K.

	As of March 31, 2012	As of December 31, 2011
Total stockholders’ equity	$3,154.7	$3,114.9
Less: AOCI	1,000.1	1,027.3

Adjusted book value*	2,154.6	2,087.6
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,372.7	$2,305.7

Book value per common share (1)	$22.85	$22.64

Adjusted book value per common share (2)*	$18.09	$17.60

Adjusted book value per common share, as converted (3)*	$17.19	$16.75

	For the Twelve Months Ended
	March 31, 2012	December 31, 2011
Return on stockholders’ equity, or ROE	7.6%	7.2%
Net income (4)	$217.7	$195.8
Average stockholders’ equity (5)	2,869.9	2,710.2
Operating return on average equity, or ROAE*	10.0%	9.5%
Adjusted operating income (6)*	$205.8	$190.2
Average adjusted book value (7)*	2,049.5	2,002.4

*	Represents a non-GAAP measure.
(1)	Book value per common share is calculated as stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 138.050 and 137.613 as of March 31, 2012 and December 31, 2011, respectively.
(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 119.074 and 118.637 as of March 31, 2012 and December 31, 2011, respectively.
(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 138.050 and 137.613 as of March 31, 2012 and December 31, 2011, respectively. The warrants, which will expire in 2014, have an exercise price of $11.49, and were out of the money as of March 31, 2012.
(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended March 31, 2012, this consisted of quarterly net income of $75.4, $73.7, $10.5 and $58.1.
(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of March 31, 2012, stockholder’s equity for the most recent five quarters was $3,154.7, $3,114.9, $3,042.2, $2,627.3 and $2,410.2. As of December 31, 2011, stockholder’s equity for the most recent five quarters was $3,114.9, $3,042.2, $2.627.3, $2,410.2 and $2,356.6.
(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended March 31, 2012, this consisted of quarterly adjusted operating income of $59.3, $51.1, $46.9 and $48.5. Adjusted operating income consists of net income, less after-tax net realized gains, plus after-tax net realized and unrealized gains related to our FIA product. For the twelve months ended March 31, 2012, the net quarterly reconciling amounts were $17.7, $21.8, $(37.2), and $8.8. For the twelve months ended December 31, 2011, adjusted operating income was $190.2, with a net reconciling amount of $3.8.
(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of March 31, 2012, adjusted book value for the most recent five quarters was $2,154.6, $2,087.6, $2,021.1, $2,017.6, and $1,966.5. AOCI, for the most recent five quarters was $1,000.1, $1,027.3, $1,021.1, $609.7 and $443.7. As of December 31, 2011, adjusted book value of the most recent five quarters was $2,087.5, $2,021.0, $2,017.6, $1,966.5 and $1,919.0. AOCI, for the most recent five quarters was $1,027.3, $1,021.1, $609.7, $443.7 and $437.6.

Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Revenues:
Premiums	$150.3	$120.9	24.3%
Net investment income	320.5	310.0	3.4
Policy fees, contract charges, and other	46.3	44.7	3.6
Net realized investment gains:
Net impairment losses recognized in earnings	(2.5)	(0.9)	*
Other net realized investment gains	28.4	16.5	72.1

Total net realized investment gains	25.9	15.6	66.0

Total revenues	543.0	491.2	10.5
Benefits and expenses:
Policyholder benefits and claims	105.2	92.3	14.0
Interest credited	229.5	228.3	0.5
Other underwriting and operating expenses	83.0	71.9	15.4
Interest expense	8.2	8.0	2.5
Amortization of deferred policy acquisition costs	15.8	16.3	(3.1)

Total benefits and expenses	441.7	416.8	6.0

Income from operations before income taxes	101.3	74.4	36.2

Total provision for income taxes	25.9	20.9	23.9

Net income	$75.4	$53.5	40.9%

Net income per common share(1):
Basic	$0.55	$0.39	41.0%
Diluted	$0.55	$0.39	41.0
Weighted-average common shares outstanding:
Basic	137.776	137.292	0.4
Diluted	137.781	137.300	0.4
Non-GAAP Financial Measures:
Adjusted operating income	$59.3	$43.7	35.7%

Adjusted operating income per common share:
Basic	$0.43	$0.32	34.4%
Diluted	$0.43	$0.32	34.4
Reconciliation to net income:
Net income	$75.4	$53.5	40.9
Less: Net realized investment gains (net of taxes of $9.0 and $5.5)	16.9	10.1	67.3
Add: Net realized gains – FIA (net of taxes of $0.4 and $0.2)	0.8	0.3	*

Adjusted operating income	$59.3	$43.7	35.7%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of dilutive net income per share.

The following table sets forth pre-tax adjusted operating income, by segment:

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Segment pre-tax adjusted operating income (loss):
Benefits	$25.1	$14.0	79.3%
Deferred Annuities	25.8	20.7	24.6
Income Annuities	14.5	8.9	62.9
Life	14.5	17.1	(15.2)
Other	(3.3)	(1.4)	*

Pre-tax adjusted operating income (1)	$76.6	$59.3	29.2%

Add: Net realized investment gains, excluding FIA	24.7	15.1	63.6

Income from operations before incomes taxes	$101.3	$74.4	36.2%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Represents a non-GAAP measure. For a definition of this measure, see — “Use of non-GAAP Financial Measures” in the 2011 10-K.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary of Results

Net income increased $21.9 as a result of higher pre-tax adjusted operating income and higher net realized investment gains. In addition, the provision for income taxes increased $5.0 on higher pre-tax income, partially offset by an increase in tax credits, which drove a lower effective tax rate of 25.6% for the three months ended March 31, 2012 compared to 28.1% for the same period in 2011.

Net realized investment gains increased $10.3. This was driven by net gains on sales of securities and an increase in net equity gains. Net gains on investment sales for our fixed maturity portfolio were $7.8 for the three months ended March 31, 2012 compared to $(3.4) of net losses on sales of fixed maturities for the three months ended March 31, 2011. Net equity gains were $18.0 for first quarter 2012, compared to net gains of $12.2 for first quarter 2011. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income increased on higher profitability in three of our four business segments. Further, other underwriting and operating expenses increased $11.1 over first quarter 2011 levels, primarily due to higher employee-related expenses and professional services expenses, including costs related to our Grow & Diversify initiatives.

Our Benefits segment’s profitability increased $11.1 for the three months ended March 31, 2012 compared to the same period in 2011, driven by an improved loss ratio on a larger block of medical stop-loss business. The loss ratio improved to 61.6% for the three months ended March 31, 2012, compared to 67.6% for the same period in 2011, which was driven by lower than expected medical stop-loss claims.

Our Deferred Annuities segment’s profitability increased $5.1 as the investment margin (net investment income less interest credited) increased $6.7. This was driven by a higher year-over-year base interest spread on increased fixed account values. Fixed account values increased $1.0 billion to $10.8 billion as of March 31, 2012.

Our Income Annuities segment’s profitability increased $5.6 on mortality gains of $5.4 during the first quarter 2012, compared to mortality gains of $0.7 for the same period in 2011.

Our Life segment’s profitability decreased $2.6 primarily due to less favorable claims experience and lower reinvestment yields, which resulted in a lower BOLI base ROA.

Division Operating Results

The results of operations and selected operating metrics for our five segments, (Benefits, Deferred Annuities, Income Annuities, Life and Other), for the three months ended March 31, 2012 and 2011 are set forth in the following respective sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Operating revenues:
Premiums	$140.5	$110.0	27.7%
Net investment income	5.4	4.2	28.6
Policy fees, contract charges, and other	3.0	3.3	(9.1)

Total operating revenues	148.9	117.5	26.7
Benefits and expenses:
Policyholder benefits and claims	86.6	74.3	16.6
Other underwriting and operating expenses	37.2	29.2	27.4

Total benefits and expenses	123.8	103.5	19.6

Segment pre-tax adjusted operating income	$25.1	$14.0	79.3%

The following table sets forth selected historical operating metrics relating to our Benefits segment as of, or for the three months ended:

	Three Months Ended March 31,
	2012	2011
Loss ratio (1)	61.6%	67.6%
Expense ratio (2)	26.6	25.7

Combined ratio (3)	88.2	93.3

Medical stop-loss-loss ratio (4)	61.9	69.3
Total sales (5)	$66.7	$48.7

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $11.1, primarily the result of an improved loss ratio on a larger medical stop-loss block of business. The first quarter 2012 loss ratio improved to 61.6%, compared to 67.6% for the same period in 2011.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $30.5 driven by medical stop-loss policies added from a block of business acquired in July 2011 as well as organic growth from strong first quarter sales.

Benefits and Expenses

Policyholder benefits and claims increased $12.3 driven by growth in our medical stop-loss business. The first quarter 2012 loss ratio decreased as compared to the same period in 2011, which reflects lower than expected claims on a larger medical stop-loss business, as well as our pricing discipline during the 2011 policy year renewals.

The $8.0 increase in other underwriting and operating expenses was driven by higher commissions and incentive compensation on a larger block of business with improved profitability. Also contributing to the increase were expenses related to expansion of our group life and disability operations as part of our Grow & Diversity strategy.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income	$134.4	$123.1	9.2%
Policy fees, contract charges, and other	5.1	5.1	—
Net realized gains – FIA	1.2	0.5	*

Total operating revenues	140.7	128.7	9.3
Benefits and expenses:
Policyholder benefits and claims	(0.1)	(0.1)	—
Interest credited	82.2	77.6	5.9
Other underwriting and operating expenses	19.0	16.2	17.3
Amortization of deferred policy acquisition costs	13.8	14.3	(3.5)

Total benefits and expenses	114.9	108.0	6.4

Segment pre-tax adjusted operating income	$25.8	$20.7	24.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three months ended:

	Three Months Ended March 31,
	2012	2011
Account values—Fixed annuities	$10,807.7	$9,793.9
Account values—Variable annuities	763.8	809.2
Interest spread (1)	1.94%	1.82%
Base earned yield	4.91	5.07
Base credited yield	3.01	3.26

Base interest spread (2)	1.90	1.81

Total sales (3)	$353.8	$618.4

(1)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees. Interest is credited on a daily basis and therefore quarters with more/less days of interest reduces/increases interest spread and base interest spread.
(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, net of any related deferred sales inducement unlocking, and the MBS prepayment speed adjustment. Interest is credited on a daily basis and therefore quarters with more/less days of interest reduces/increases interest spread and base interest spread.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $5.1, primarily driven by higher fixed annuities account values, which increased $1.0 billion to $10.8 billion. Also contributing to the increase in income was a higher year-over-year base interest spread, reflecting continued disciplined pricing on new business and management of renewal crediting rates on existing business.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $11.3, driven by a $1.3 billion increase in average invested assets from increased fixed annuities account values. This income growth from higher average invested assets was partially offset by lower yields on fixed maturity purchases. In addition, prepayment related net investment income in first quarter 2012 increased to $1.0 from $0.2 in the first quarter 2011.

Benefits and Expenses

Interest credited increased $4.6, primarily due to a $1.2 billion increase in average fixed annuities account values. Even with the growth in account values, DAC amortization decreased $0.5 as a result of lower lapses than assumed in our models. Other underwriting and operating expenses increased $2.8, primarily related to expenses associated with our new variable annuity product that is one of our Grow & Diversity initiatives. In second quarter of 2012, we plan to launch our new low-cost variable annuity.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income	$104.1	$105.0	(0.9)%
Policy fees, contract charges, and other	1.2	0.2	*

Total operating revenues	105.3	105.2	0.1
Benefits and expenses:
Interest credited	84.5	89.7	(5.8)
Other underwriting and operating expenses	5.7	5.9	(3.4)
Amortization of deferred policy acquisition costs	0.6	0.7	(14.3)

Total benefits and expenses	90.8	96.3	(5.7)

Segment pre-tax adjusted operating income	$14.5	$8.9	62.9%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three months ended:

	Three Months Ended March 31,
	2012	2011
Reserves (1)	$6,610.0	$6,681.4
Interest spread (2)	0.59%	0.58%
Base earned yield	6.10	6.08
Base credited yield	5.59	5.62

Base interest spread (3)	0.51	0.46

MBS prepayment speed adjustment (4)	$0.1	$1.8
Mortality gains (5)	5.4	0.7
Total sales (6)	55.8	64.5

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums and the MBS prepayment speed adjustment.
(4)	MBS prepayment speed adjustment is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.
(5)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(6)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $5.6 primarily due to mortality gains of $5.4 during the first quarter 2012, compared to gains of $0.7 during the first quarter 2011. Higher base interest spreads on slightly lower reserves also contributed to the improved earnings, which was mostly offset by a decline in prepayment related investment income.

In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $0.9 driven primarily by a reduction in MBS prepayment speed adjustment income, which was $0.1 for the first quarter 2012, compared to $1.8 for the first quarter of 2011. This was partially offset by a slight increase in base earned yields and average invested assets. Investment income from higher year-over-year allocations of mortgage loans contributed to the increase in the base earned yield.

Benefits and Expenses

Interest credited decreased $5.2 driven primarily by favorable mortality experience as we experienced mortality gains of $5.4 in the first quarter of 2012 compared to gains of $0.7 in the first quarter of 2011. Mortality experience is volatile and can fluctuate significantly from quarter to quarter. In addition, lower interest credited on slightly lower reserves was offset by decreased funding services activity.

Life

The following table sets forth the results of operations relating to our Life segment:

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Operating revenues:
Premiums	$9.8	$10.9	(10.1)%
Net investment income	71.6	71.2	0.6
Policy fees, contract charges, and other	31.7	30.7	3.3

Total operating revenues	113.1	112.8	0.3
Benefits and expenses:
Policyholder benefits and claims	18.7	18.1	3.3
Interest credited	63.2	61.7	2.4
Other underwriting and operating expenses	15.3	14.6	4.8
Amortization of deferred policy acquisition costs	1.4	1.3	7.7

Total benefits and expenses	98.6	95.7	3.0

Segment pre-tax adjusted operating income	$14.5	$17.1	(15.2)%

The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the three months ended:

	Three Months Ended March 31,
	2012	2011
Individual insurance:
Individual claims (1)	$15.7	$15.7
UL account value (2)	698.1	617.3
UL interest spread (3)	1.69%	1.87%
UL base interest spread (4)	1.68	1.76
Individual sales (5)	$3.0	$2.4
BOLI:
BOLI account value (2)	$4,544.8	$4,403.0
BOLI ROA (6)	1.01%	1.14%
BOLI base ROA (7)	0.94	1.08
BOLI sales (8)	$2.0	$—

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(2)	UL account value and BOLI account value represent our liabilities to our policyholders. UL account values include SPL account values of $183.0 and $94.2 for the three months ended March 31, 2012 and 2011, respectively.
(3)	UL interest spread, excluding the impact of our SPL products, is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(4)	UL base interest spread, excluding the impact of our SPL products, is UL interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(5)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.
(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(7)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(8)	BOLI sales represent 10% of new BOLI total deposits.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $2.6 primarily driven by less favorable claims experience, which resulted in a lower BOLI base ROA as a result of higher claims and lower reinvestment rates. Also contributing to the earnings decline was higher administrative expenses associated with the build out of the Life Division team and expenses related to our Grow & Diversify initiatives.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $0.4 due to an increase in average invested assets, primarily related to higher BOLI and UL account values. This was partially offset by lower yields in the first quarter of 2012, compared to the same period in 2011, which was the result of lower yields on asset purchases over the past twelve months.

Benefits and Expenses

Benefit related expenses (policyholder benefits and claims, and interest credited) increased $2.1. This was primarily driven by higher claims, which contributed to a lower BOLI base ROA.

Other

The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended March 31,		QTD Variance (%)
	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income	$5.0	$6.5	(23.1)%
Policy fees, contract charges, and other	5.3	5.4	(1.9)

Total operating revenues	10.3	11.9	(13.4)
Benefits and expenses:
Interest credited	(0.4)	(0.7)	42.9
Other underwriting and operating expenses	5.8	6.0	(3.3)
Interest expense	8.2	8.0	2.5

Total benefits and expenses	13.6	13.3	2.3%

Segment pre-tax adjusted operating loss	$(3.3)	$(1.4)	*

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $3.3 for the first quarter of 2012 compared with losses of $1.4 for the same period in 2011. This decline in results was primarily due to a lower net investment income, mainly from higher amortization of tax credit investments. Tax credit investments reduce investment income, but provide tax benefits that help decrease our effective tax rate. See “Investments – Investments in Limited Partnerships — Tax Credit Investments” for further information.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of March 31, 2012 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our marked-to-market portfolio of securities, also referred to as our equity investments, support investment strategies as well as asset and liability matching strategies for certain long-duration insurance products. These equity investments include common stock, investments in REITs, and convertible bonds. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns to support a portion of our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of March 31, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,057.1	83.5%	$21,968.8	83.9%
Private	887.7	3.4	936.4	3.6
Marketable equity securities, available-for-sale(1)	48.6	0.2	50.3	0.2
Marketable equity securities, trading(2)	406.0	1.5	381.7	1.4
Mortgage loans, net	2,671.1	10.1	2,517.6	9.6
Policy loans	70.0	0.3	69.0	0.3
Investments in limited partnerships(3):
Private equity funds	24.3	0.1	27.8	0.1
Tax credit investments	221.4	0.8	199.1	0.8
Other invested assets	28.8	0.1	21.0	0.1

Total	$26,415.0	100.0%	$26,171.7	100.0%

(1)	Primarily includes non-redeemable preferred stock.
(2)	Includes investments in common stock, including REITs.
(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.

The increase in invested assets during the first three months of 2012 is primarily due to portfolio growth generated by sales of fixed deferred annuities. As of both March 31, 2012 and December 31, 2011, we had net unrealized gains of $1.8 billion on our fixed maturity portfolio.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.38%	$284.3	5.55%	$286.7
Marketable equity securities, available-for-sale	4.44	0.5	4.44	0.6
Marketable equity securities, trading	2.91	2.7	2.10	0.9
Mortgage loans, net	6.29	40.9	6.22	27.9
Policy loans	5.55	1.0	5.73	1.0
Investments in limited partnerships:
Private equity and hedge funds	7.92	0.4	8.25	0.7
Affordable housing(2)	(6.82)	(4.4)	(6.68)	(3.3)
Other income producing assets(3)	2.26	1.8	1.52	1.3

Gross investment income before investment expenses	5.27	327.2	5.42	315.8
Investment expenses	(0.11)	(6.7)	(0.10)	(5.8)

Net investment income	5.16%	$320.5	5.32%	$310.0

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities and private equity funds are based on amortized cost. Yields for equity securities are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative yield from these tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $4.5 and $2.1 for the three months ended March 31, 2012 and 2011, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the three months ended March 31, 2012, net investment income increased 3.4% compared to the same period in 2011, driven by an increase in invested assets on sales of our fixed deferred annuities. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.16% for the three months ended March 31, 2012 from 5.32% for the same period in 2011. The reduction in yields is the effect of the prolonged low interest rate environment in 2011 and 2012. Yields on fixed maturity purchases in the three months ended March 31, 2012 were approximately 250 basis points (bps) lower than the average yield on existing fixed maturity investments. To improve our overall yields, we continued to increase our underwriting of commercial mortgage loans.

Additionally, we continue to experience increased prepayment activity. Prepayment-related income generated 9bps of yield in the first three months of 2012, compared to 7bps of yield in the same period in 2011, which included amounts from corporate action activities, such as make-whole or consent fees on early calls of fixed maturities, and prepayment speed adjustments on structured securities. The cash inflows from prepayment activity, which is typically from higher-yielding investments, are then reinvested into new assets at lower yields.

Net Realized Investment Gains (Losses)

In the first quarter 2012, our portfolio produced net realized gains of $25.9, as compared to $15.6 for the same period in 2011, primarily due to an improvement in marked-to-market gains on our equity investments. For the three months ended March 31, 2012, our equity portfolio produced net realized gains of $18.0, compared to gains of $12.2 for the same period in 2011, which is discussed further in our “— Return on Equity Investments” section. Additionally, realized gains from sales on our fixed maturity portfolio increased $5.0. This was partially offset by higher realized gains on bond calls during the first quarter of 2011.

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended
	March 31,
	2012	2011
Gross realized gains on sales of fixed maturities	$9.9	$2.7
Gross realized losses on sales of fixed maturities	(2.1)	(6.1)
Impairments:
Public fixed maturities(1)	(1.2)	(0.4)

Total credit-related	(1.2)	(0.4)
Other	(1.3)	(0.5)

Total impairments	(2.5)	(0.9)
Net gains on trading securities	18.0	12.2
Other net investment gains (losses)(2):
Other gross gains	6.3	10.0
Other gross losses	(3.7)	(2.3)

Net realized investment gains before taxes	$25.9	$15.6

(1)	Public fixed maturities include publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and DSI.

Impairments

We monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three months ended March 31, 2012 and 2011 were $2.5 and $0.9, respectively, reflecting small increases in both credit-related impairments and impairments based on our intent to sell securities. For those issuers in which we recorded a credit-related impairment during 2012, we had remaining holdings with an amortized cost of $37.0 and a fair value of $36.0 as of March 31, 2012. We believe the amortized cost of these securities is recoverable based on our estimated recovery values.

Fixed Maturity Securities

Fixed maturities represented approximately 87% and 88% of invested assets as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, publicly traded and privately placed fixed maturities represented 96.1% and 3.9%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities.

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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of March 31, 2012			As of December 31, 2011
		Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,471.0	$13,760.3	60.0%	$12,684.8	$13,987.6	61.1%
2	BBB	7,147.2	7,718.9	33.6	6,792.9	7,409.5	32.3

	Total investment grade	19,618.2	21,479.2	93.6	19,477.7	21,397.1	93.4
3	BB	835.9	849.3	3.7	902.9	897.8	3.9
4	B	531.7	509.4	2.2	549.4	507.5	2.2
5	CCC & lower	122.9	100.5	0.5	124.4	96.2	0.4
6	In or near default	7.0	6.4	—	7.0	6.6	0.1

	Total below investment grade	1,497.5	1,465.6	6.4	1,583.7	1,508.1	6.6

Total		$21,115.7	$22,944.8	100.0%	$21,061.4	$22,905.2	100.0%

Below investment grade securities comprised 6.4% and 6.6% of our fixed maturities portfolio as of March 31, 2012 and December 31, 2011, respectively. We held NAIC 5 and 6 designated securities with gross unrealized losses of $27.0 as of March 31, 2012, of which $20.9, or 77.4%, related to six issuers. These issuers are current on their contractual payments and our analysis supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of March 31, 2012, fixed maturities with monoline guarantees had an amortized cost of $510.8 and a fair value of $541.7, with gross unrealized losses of $4.7. As of December 31, 2011, fixed maturities with monoline guarantees had an amortized cost of $513.4 and a fair value of $543.4, with gross unrealized losses of $4.2. The majority of these securities were municipal bonds. As of March 31, 2012, $515.5, or 95.2%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,642.6	$142.3	$(7.4)	$1,777.5	7.7%	$(0.7)
Consumer staples	2,466.0	275.4	(7.8)	2,733.6	11.9	(1.4)
Energy	798.3	90.0	(1.8)	886.5	3.9	—
Financials	1,890.9	103.1	(59.8)	1,934.2	8.4	(0.7)
Health care	1,285.2	157.6	(1.8)	1,441.0	6.3	(1.8)
Industrials	2,875.4	321.1	(6.4)	3,190.1	13.9	0.5
Information technology	337.1	44.2	—	381.3	1.7	—
Materials	1,308.5	109.0	(19.9)	1,397.6	6.1	(11.1)
Telecommunication services	735.1	65.8	(11.3)	789.6	3.4	(0.8)
Utilities	1,709.0	189.3	(14.9)	1,883.4	8.2	—

Total corporate securities	15,048.1	1,497.8	(131.1)	16,414.8	71.5	(16.0)
U.S. government and agencies	109.7	2.9	(0.1)	112.5	0.5	(0.1)
State and political subdivisions	600.3	33.7	(2.3)	631.7	2.8	(0.1)
Residential mortgage-backed securities:
Agency	2,874.6	232.9	(2.1)	3,105.4	13.5	—
Non-agency:
Prime	262.7	7.4	(7.4)	262.7	1.1	(21.8)
Alt-A	85.0	2.9	(1.9)	86.0	0.4	(4.5)

Total residential mortgage-backed securities	3,222.3	243.2	(11.4)	3,454.1	15.0	(26.3)
Commercial mortgage-backed securities	1,678.5	150.3	(3.4)	1,825.4	8.0	(2.2)
Other debt obligations	456.8	50.4	(0.9)	506.3	2.2	(3.9)

Total	$21,115.7	$1,978.3	$(149.2)	$22,944.8	100.0%	$(48.6)

	As of December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,578.6	$138.5	$(8.1)	$1,709.0	7.5%	$(0.7)
Consumer staples	2,409.3	308.3	(6.9)	2,710.7	11.8	(1.4)
Energy	768.4	94.9	(4.0)	859.3	3.8	—
Financials	1,882.1	90.5	(93.3)	1,879.3	8.2	(0.7)
Health care	1,280.3	156.6	(3.3)	1,433.6	6.3	(1.8)
Industrials	2,887.3	344.0	(10.8)	3,220.5	14.0	0.4
Information technology	355.2	39.0	(0.2)	394.0	1.7	—
Materials	1,270.3	110.5	(24.9)	1,355.9	5.9	(11.4)
Telecommunication services	666.4	66.9	(17.6)	715.7	3.1	(0.8)
Utilities	1,719.2	223.0	(15.9)	1,926.3	8.4	(0.1)

Total corporate securities	14,817.1	1,572.2	(185.0)	16,204.3	70.7	(16.5)
U.S. government and agencies	60.3	3.8	—	64.1	0.3	(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	2.8	(0.1)
Residential mortgage-backed securities:
Agency	3,019.5	243.8	(0.5)	3,262.8	14.2	—
Non-agency:
Prime	278.3	8.3	(13.8)	272.8	1.2	(25.7)
Alt-A	90.6	2.1	(3.3)	89.4	0.4	(8.2)

Total residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	15.8	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	8.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	2.4	(4.1)

Total	$21,061.4	$2,054.1	$(210.3)	$22,905.2	100.0%	$(57.3)

During the three months ended March 31, 2012, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. As of March 31, 2012, there was $59.8 of gross unrealized losses in financial sector securities, compared to $93.3 as of December 31, 2011. The losses were primarily associated with long dated subordinated, hybrid, and preferred securities, and the securities’ prices reflect relatively wide financial sector credit spreads. Financial sector credit spreads were wider at December 31, 2011 due to heightened concerns over the European debt crisis and its potential impact on the industry. Based on our analysis of each individual issuer’s financial condition as of March 31, 2012, we expect to recover the entire amortized cost.

The portfolio does not have significant exposure to any single issuer. As of March 31, 2012 and December 31, 2011, the fair value of our ten largest corporate securities holdings was $1,514.0 and $1,505.0, or 9.2% and 9.3% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $216.2, or 1.3% of total corporate securities, as of March 31, 2012. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2011, the fair value of our largest exposure to a single issuer of corporate securities was $221.5, or 1.4% of total corporate securities, all of which had an NAIC rating of 2 or higher.

Fixed Maturity Securities in European Union Countries

The following table summarizes our exposure to fixed maturities in European Union countries, separated into sovereign debt, financial industry and other corporate debt. The country designation is based on the issuer’s country of incorporation.

	As of March 31, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Union Countries:
United Kingdom	$—	$33.3	$495.5	$528.8	36.0%	$475.8
Netherlands	—	—	461.2	461.2	31.4	429.1
Luxembourg	—	—	128.8	128.8	8.7	118.5
Switzerland	—	104.6	—	104.6	7.1	102.0
France	—	17.0	85.8	102.8	7.0	101.2
Sweden	—	—	50.0	50.0	3.4	43.0
Germany	—	13.1	10.1	23.2	1.6	25.1
Italy	—	—	18.8	18.8	1.3	17.7
Spain	—	—	18.8	18.8	1.3	19.0
Belgium	—	—	7.8	7.8	0.5	7.1
Finland	—	—	7.8	7.8	0.5	7.8
Norway	—	0.7	6.3	7.0	0.5	6.1
Greece	—	—	5.8	5.8	0.4	5.9
Austria	—	—	2.8	2.8	0.2	2.7
Ireland	—	—	1.0	1.0	0.1	1.0
Portugal	0.9	—	—	0.9	—	1.0

Total	$0.9	$168.7	$1,300.5	$1,470.1	100.0%	$1,363.0

As of March 31, 2012, the fair value of our fixed maturities in European Union countries was $1,470.1, or 6.4% of our total fixed maturities portfolio. These fixed maturities had gross unrealized losses of $15.3 as of March 31, 2012. The fair value of our ten largest European Union country holdings was $886.3, or 3.9% of the fixed maturities portfolio. The fair value of our largest single issuer exposure to a European Union country was $121.9, or 0.5% of the portfolio.

Fixed Maturity Securities by Contractual Maturity Date

As of March 31, 2012 and December 31, 2011, approximately 23% and 24%, respectively, of the fair value of our fixed maturity portfolio was held in mortgaged-backed securities, and approximately 22% and 23%, respectively, of the remaining securities was due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of both March 31, 2012 and December 31, 2011, approximately 78% of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.

Mortgage-Backed Securities

As of March 31, 2012, our fixed maturity securities portfolio included $5.3 billion of residential and commercial mortgage-backed securities at fair value. Approximately 68% of these securities are agency securities and approximately 24% are AAA rated non-agency securities in the most senior tranche of the structure type.

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

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National

Mortgage Association. Prime RMBS have underlying loans to the most credit-worthy customers with high quality credit profiles. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios.

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of March 31, 2012		As of December 31, 2011
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets

Agency	$3,105.4	11.8%	$3,262.8	12.5%
Non-agency:
Prime	262.7	1.0	272.8	1.0
Alt-A	86.0	0.3	89.4	0.3

Subtotal non-agency	348.7	1.3	362.2	1.3

Total	$3,454.1	13.1%	$3,625.0	13.8%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by credit quality and year of origination (vintage). There were three securities with a total amortized cost and fair value of $15.0 and $15.4, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of March 31, 2012
	Highest Rating Agency Rating
							Total as of December 31, 2011
					BB and
	AAA	AA	A	BBB	Below	Total
Vintage:
2007	—	—	—	—	20.1	20.1	21.4
2006	—	—	—	—	89.3	89.3	94.5
2005	—	—	3.9	—	97.7	101.6	104.7
2004 and prior	113.5	22.7	—	—	0.5	136.7	148.3

Total amortized cost	$113.5	$22.7	$3.9	$—	$207.6	$347.7	$368.9

Net unrealized gains (losses)	3.3	0.8	0.1	—	(3.2)	1.0	(6.7)

Total fair value	$116.8	$23.5	$4.0	$—	$204.4	$348.7	$362.2

On a fair value basis as of March 31, 2012, our Alt-A portfolio was 88.1% fixed rate collateral and 11.9% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages perform better than ARMs, with lower delinquencies and defaults on the underlying collateral.

As of March 31, 2012, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.2%, 7.7% and 9.1%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We monitor delinquency rates associated with these securities, and as of March 31, 2012, we believe that our credit enhancements are sufficient to cover potential delinquencies.

As of March 31, 2012 and December 31, 2011, 61.9% and 59.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of March 31, 2012, our RMBS had gross unamortized premiums and discounts of $61.7 and $71.4, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of March 31, 2012						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended March 31, 2012

Agency:
CMO:
2012	$25.6	$(0.3)	$25.3	$0.6	$(0.4)	3.6%	$—
2011	286.4	13.4	299.8	12.1	(2.5)	3.6	—
2010	508.6	47.1	555.7	14.8	(10.5)	4.6	0.3
2009	200.4	20.7	221.1	2.1	(2.4)	4.8	0.1
2008	4.8	0.2	5.0	—	—	5.8	—
2007	28.1	1.7	29.8	1.0	—	6.5	(0.1)
2006	34.4	1.7	36.1	—	—	6.7	—
2005	53.6	6.2	59.8	0.4	—	6.3	—
2004 and prior	553.1	73.3	626.4	15.1	(5.6)	6.2	0.3

Total Agency CMO	$1,695.0	$164.0	$1,859.0	$46.1	$(21.4)	5.1%	$0.6
Passthrough:
2012	$—	$—	$—	$—	$—	—%	$—
2011	50.3	1.0	51.3	0.1	(2.0)	4.1	—
2010	264.2	10.8	275.0	0.1	(9.3)	4.7	—
2009	697.2	38.9	736.1	—	(26.6)	5.8	0.1
2008	45.6	4.0	49.6	—	(0.9)	6.3	—
2007	31.9	2.8	34.7	0.2	(0.7)	6.4	—
2006	10.9	1.2	12.1	0.1	—	6.5	—
2005	12.3	1.4	13.7	0.6	(0.1)	5.2	—
2004 and prior	67.2	6.7	73.9	1.1	(0.5)	5.8	—

Total Agency Passthrough	$1,179.6	$66.8	$1,246.4	$2.2	$(40.1)	5.5%	$0.1

Total Agency RMBS	$2,874.6	$230.8	$3,105.4	$48.3	$(61.5)	5.3%	$0.7

Non-Agency:
2008-2012	$—	$—	$—	$—	$—	—%	$—
2007	20.1	1.3	21.4	5.8	—	6.1	—
2006	89.3	(0.8)	88.5	11.3	—	6.0	1.3
2005	101.6	(3.3)	98.3	2.8	—	5.7	0.1
2004 and prior	136.7	3.8	140.5	3.2	(0.2)	5.9	0.2

Total Non-Agency RMBS	$347.7	$1.0	$348.7	$23.1	$(0.2)	5.9%	$1.6

Total RMBS	$3,222.3	$231.8	$3,454.1	$71.4	$(61.7)	5.3%	$2.3

There are various government initiatives through the Obama administration’s Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio. For example, changes to HARP (Home Affordable Refinance Program), which targets borrowers whose mortgages are owned or guaranteed by Freddie Mac or Fannie Mae, are current on their mortgages, and have loan-to-values exceeding 80% among other qualifying requirements, went into effect in March 2012. Also, the extension of HAMP (Home Affordable Modification Program), which targets employed borrowers facing financial hardship to reduce their mortgage payments through 2013, may increase prepayments. Finally, in February, President Obama proposed details of a new initiative aimed at helping qualified homeowners refinance. We are monitoring the underlying collateral in our RMBS to determine the impact of these programs.

During the three months ended March 31, 2012, we strategically sold $107.2 of lower yielding, higher premium agency RMBS securities for a gain of $6.2 while reducing future reinvestment risk. We continue to manage our prepayment and reinvestment risk; we have completed similar transactions in the second quarter and will continue to seek similar transactions during 2012.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of March 31, 2012		As of December 31, 2011
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$485.0	1.8%	$521.0	2.0%
Non-Agency	1,340.4	5.1	1,316.0	5.0

Total	$1,825.4	6.9%	$1,837.0	7.0%

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 12 securities having a fair value of $315.3 and an amortized cost of $278.2 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of March 31, 2012
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2011

Vintage:
2012	$16.2	$—	$—	$—	$—	$16.2	$—
2011	136.3	—	—	—	—	136.3	115.7
2010	1.1	—	—	—	—	1.1	1.2
2009	—	—	—	—	—	—	—
2008	51.0	18.7	—	—	—	69.7	69.7
2007	416.0	—	—	—	—	416.0	422.1
2006	158.7	—	—	—	11.5	170.2	170.0
2005	247.9	—	—	—	—	247.9	258.7
2004 and prior	145.9	—	2.4	—	6.5	154.8	165.0

Total amortized cost	$1,173.1	$18.7	$2.4	$—	$18.0	$1,212.2	$1,202.4

Net unrealized gains (losses)	126.4	3.1	0.1	—	(1.4)	128.2	113.6

Total fair value	$1,299.5	$21.8	$2.5	$—	$16.6	$1,340.4	$1,316.0

On an amortized cost basis, 96.8% of our entire CMBS portfolio was rated AAA, 1.7 % was rated AA or A, and 1.5% was rated B and below as of March 31, 2012. Our CMBS portfolio is highly concentrated in the most senior tranches, with 94.2% of our AAA-rated securities in the most senior tranche with significant credit enhancement.

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

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of March 31, 2012
							Total AAA Securities at Amortized Cost
	Super Senior			Other Structures
	Super Senior	Mezzanine	Junior	Other Senior	Other Subordinate	Other

Vintage:
2012	$—	$—	$—	$—	$—	$16.2	$16.2
2011	—	—	—	136.3	—	—	136.3
2010	—	—	—	1.1	—	—	1.1
2009	—	—	—	—	—	—	—
2008	51.0	—	—	—	—	—	51.0
2007	412.0	—	—	4.0	—	—	416.0
2006	158.7	—	—	—	—	—	158.7
2005	132.3	26.2	—	89.4	—	—	247.9
2004 and prior	—	—	—	120.8	25.1	—	145.9

Total	$754.0	$26.2	$—	$351.6	$25.1	$16.2	$1,173.1

	As of December 31, 2011
Total	$760.4	$27.1	$—	$347.0	$27.6	$—	$1,162.1

The weighted-average credit enhancement of our CMBS was 29.0% as of March 31, 2012. Adjusted to remove defeased loans, which are loans whose cash flows have been replaced by U.S. Treasury securities, the weighted-average credit enhancement of our CMBS as of March 31, 2012 was 30.1%. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

							Prepayment Speed Adjustment
	As of March 31, 2012
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended March 31, 2012

Agency:
CMO:
2012	$—	$—	$—	$—	$—	—%	$—
2011	44.8	1.3	46.1	—	(1.3)	4.9	—
2010	21.6	1.3	22.9	—	(1.8)	5.0	—
2009	10.3	0.8	11.1	—	—	6.5	—
2008	36.9	0.6	37.5	—	(1.5)	4.9	0.1
2007	54.6	1.2	55.8	—	(3.2)	5.6	—
2006	61.6	(0.6)	61.0	—	(3.2)	5.7	(0.1)
2005	32.0	1.0	33.0	—	(1.6)	5.8	—
2004 and prior	115.3	8.4	123.7	—	(3.5)	6.7	(0.1)

Total Agency CMO	$377.1	$14.0	$391.1	$—	$(16.1)	5.8%	$(0.1)
Passthrough:
2005-2012	$—	$—	$—	$—	$—	—%	$—
2004 and prior	89.2	4.7	93.9	0.2	(2.8)	7.5	—

Total Agency Passthrough	$89.2	$4.7	$93.9	$0.2	$(2.8)	7.5%	$—

Total CMBS Agency	$466.3	$18.7	$485.0	$0.2	$(18.9)	6.1%	$(0.1)

Non-Agency:
2012	$16.2	$—	$16.2	$—	$(0.2)	3.8%	$—
2011	136.3	4.1	140.4	—	(1.7)	5.5	—
2010	1.2	—	1.2	—	—	4.0	—
2009	—	—	—	—	—	—	—
2008	69.7	8.1	77.8	1.5	(0.2)	6.1	—
2007	416.0	58.5	474.5	15.9	(0.4)	5.8	—
2006	170.2	24.4	194.6	7.5	(0.9)	5.9	—
2005	247.9	29.8	277.7	7.7	—	5.4	(0.1)
2004 and prior	154.7	3.3	158.0	0.9	(1.7)	6.1	—

Total CMBS Non-Agency	$1,212.2	$128.2	$1,340.4	$33.5	$(5.1)	5.7%	$(0.1)

Total CMBS	$1,678.5	$146.9	$1,825.4	$33.7	$(24.0)	5.8%	$(0.2)

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

The following table compares our total gross return on the equity component of our Prospector portfolio to the benchmark S&P 500 Total Return Index for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
Common stock	3.7%	6.5%
Convertible securities	6.1%	2.1%
S&P 500 Total Return Index	12.6%	5.9%

Return on Real Estate-Related Investments

Beginning in the second quarter of 2011, we implemented a new investment strategy focusing on real estate-related investments to enhance funding the long duration liabilities in our Income Annuities segment. The investments for this strategy primarily consist of investments in REITs, which are included in trading marketable equity securities, on our consolidated balance sheets. As of March 31, 2012 and December 31, 2011, the real estate-related investments had a fair value of $157.8 and $147.7, respectively. For the three months ended March 31, 2012, the real estate-related investments had a total gross return of 7.5%, compared with the FTSE NAREIT All Equity REITS Index result of 8.3%.

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. Our commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR) based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.

The stress experienced in the U.S. financial markets during the economic downturn and unfavorable credit market conditions led to a decrease in overall liquidity and availability of capital in the commercial mortgage loan market, which has led to greater opportunities for more selective loan originations, especially those loans in our range of specialization, $1.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to increase our investments in mortgage loans to improve our overall investment yields. This strategy has resulted in increased net investment yields when compared to fixed maturity investments. We originated $197.6 of mortgage loans during the three months ended March 31, 2012 and expect strong originations for the remainder of 2012.

As of both March 31, 2012 and December 31, 2011, 71.2% of our mortgage loans were under $5.0 and our average loan balance was $2.4. As of March 31, 2012 and December 31, 2011, our largest loan balance was $12.3 and $12.4, respectively.

Credit Quality

We use the LTV and DSCR ratios as our primary metrics to assess mortgage loan quality. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$798.2	29.8%	$805.7	31.9%
51% - 60%	707.7	26.4	689.3	27.3
61% - 70%	801.0	29.9	720.6	28.5
71% - 75%	162.5	6.1	121.1	4.8
76% - 80%	71.9	2.7	58.8	2.3
81% - 100%	94.6	3.5	89.6	3.6
> 100%	43.0	1.6	40.1	1.6

Total	$2,678.9	100.0%	$2,525.2	100.0%

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

As we increase the volume of originations, we maintain our disciplined underwriting approach. As of March 31, 2012 and December 31, 2011, the mortgage loan portfolio had weighted-average LTV ratios of 57.9% and 57.1%, respectively. The increase in the LTV ratio is driven by a reduction in our estimation of the fair values of the underlying properties, which is the result of declines in property income compared to the previous year. The weighted average LTV ratio was 52.9% and 57.1% for loans funded during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. For loans originated in the three months ended March 31, 2012, 35.2 % had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. For loans originated in the year ended December 31, 2011, 23.2% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%.

The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,423.1	53.1%	$1,310.8	51.9%
1.40 - 1.59	588.3	22.0	566.5	22.4
1.20 - 1.39	380.6	14.2	369.7	14.7
1.00 - 1.19	160.2	6.0	157.4	6.3
0.85 - 0.99	38.4	1.4	39.0	1.5
< 0.85	88.3	3.3	81.8	3.2

Total	$2,678.9	100.0%	$2,525.2	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of March 31, 2012 and December 31, 2011, the mortgage loan portfolio had weighted-average DSCRs of 1.74 and 1.72, respectively. For loans originated during the three months ended March 31, 2012 and the year ended December 31, 2011, 69.9% and 56.0%, respectively, had a DSCR of 1.60 or more. As of March 31, 2012, there were 70 loans with an aggregate carrying value of $126.7 that had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.8. As of March 31, 2012, only one loan, with an outstanding principal balance of $7.6, was in default; all other borrowers were current with respect to their loan payments.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Region:
California	$825.2	30.8%	$813.7	32.2%
Washington	317.7	11.9	304.8	12.1
Texas	273.6	10.2	265.2	10.5
Oregon	125.0	4.7	114.8	4.5
Illinois	105.2	3.9	105.6	4.2
Other	1,032.2	38.5	921.1	36.5

Total	$2,678.9	100.0%	$2,525.2	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Property Type:
Shopping centers and retail	$1,265.4	47.2%	$1,190.6	47.1%
Office buildings	655.8	24.5	628.9	24.9
Industrial	538.0	20.1	503.7	19.9
Multi-family	117.6	4.4	113.4	4.5
Other	102.1	3.8	88.6	3.6

Total	$2,678.9	100.0%	$2,525.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Years to Maturity:
Due in one year or less	$20.0	0.7%	$18.7	0.7%
Due after one year through five years	154.2	5.8	154.0	6.1
Due after five years through ten years	1,422.3	53.1	1,322.5	52.4
Due after ten years	1,082.4	40.4	1,030.0	40.8

Total	$2,678.9	100.0%	$2,525.2	100.0%

For more information and further discussion of our allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements.

Investments in Limited Partnerships — Tax Credit Investments

We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in the first ten years. We increased our holdings in these tax credit investments in the first three months of 2012, and continue to look for further tax credit investment opportunities.

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	Three Months Ended
	March 31,
	2012	2011
Amortization related to tax credit investments, net of taxes	$(2.9)	$(2.2)
Realized losses related to tax credit investments, net of taxes	(0.2)	—
Tax credits	7.6	4.3

Impact to net income	$4.5	$2.1

The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2012	$14.0
2013	19.9
2014	20.0
2015 and beyond	52.0

Estimated impact to net income	$105.9

The tax credits from our investments in limited partnerships occur in the first 10 years, with the largest portions provided in the middle years. A significant amount of our investments are entering these middle years and we expect the future impact to net income to grow significantly in the next few years.

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

We have and intend to pay quarterly cash dividends on our common stock and warrants. During the three months ended March 31, 2012, we declared and paid a cash dividend of $0.07 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•

We continued to generate strong cash inflows on our deposit contracts (annuities and universal life policies) for the three months ended March 31, 2012 despite the low interest rate environment, which has reduced the market demand for fixed annuities.

•	While certain policy lapses and surrenders occur in the normal course of business, these lapses and surrenders have not increased materially from management expectations.

•	As of March 31, 2012, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew by $24.4 to $238.6 for the three months ended March 31, 2012, from $214.2 for the three months ended March 31, 2011.

•	The amount of AOCI, net of taxes, on our balance sheet remained strong, at $1,000.1 as of March 31, 2012 compared to $1,027.3 as of December 31, 2011.

•

As of March 31, 2012 our primary life insurance company, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 466%. This provides adequate capital levels for growth of our business.

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

	As of March 31, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,606.2	28.7%	$6,605.4	29.0%
Deferred annuities with 5-year payout provision or MVA(2)	307.6	1.3	372.3	1.6
Traditional insurance (net of reinsurance)(3)	178.9	0.8	180.1	0.8
Group health & life (net of reinsurance)(3)	126.8	0.6	127.5	0.6

Total illiquid liabilities	7,219.5	31.4	7,285.3	32.0
Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,630.3	20.1	4,575.9	20.1
Deferred annuities with surrender charges of 5% or higher	6,933.4	30.1	6,984.4	30.7
Universal life with surrender charges of 5% or higher	269.9	1.2	250.5	1.0

Total somewhat liquid liabilities	11,833.6	51.4	11,810.8	51.8
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	816.0	3.5	710.7	3.1
Less than 3%	163.3	0.7	142.9	0.6
No surrender charges(5)	2,515.5	10.9	2,346.9	10.3
Universal life with surrender charges less than 5%	444.8	1.9	444.8	2.0
Other(6)	17.8	0.2	37.3	0.2

Total fully liquid liabilities	3,957.4	17.2	3,682.6	16.2

Total(7)	$23,010.5	100.0%	$22,778.7	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	Represents incurred but not reported claim liabilities. The surrender value on these contracts is generally zero.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business, which range from 1.0 – 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $229.0 and $232.9 as of March 31, 2012 and December 31, 2011, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of March 31, 2012 and December 31, 2011, our insurance subsidiaries had liquid assets of $22.7 billion and $22.5 billion, respectively, and Symetra had liquid assets of $133.8 and $114.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $282.4 and $245.1 as of March 31, 2012 and December 31, 2011, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during the first quarter of 2012.

We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolio, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management program takes into account the expected cash flows on investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been limited variation between the expected cash flows on our investments and the payment of claims.

Dividends

We declared and paid a quarterly dividend of $0.07 per common share during the first quarter of 2012. On May 4, 2012, we declared a quarterly dividend of $0.07 per common share to shareholders and warrant holders as of May 18, 2012, for an approximate total of $9.7 to be paid on or about June 1, 2012.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	Three Months Ended March 31,
	2012	2011
Net cash flows provided by operating activities	$238.6	$214.2
Net cash flows used in investing activities	(236.2)	(558.3)
Net cash flows provided by financing activities	34.5	377.4

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

Net cash provided by operating activities for the three months ended March 31, 2012 increased $24.4 over the same period in 2011. This increase was primarily the result of increased net investment income driven by an increase in average assets and an increase in premiums received from the growth of our medical stop-loss product.

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations.

Net cash used in investing activities for the three months ended March 31, 2012 decreased $322.1 over the same period in 2011. This decrease was primarily the result of lower purchases of fixed maturities, related to a decline in sales of fixed deferred annuities, and higher sales of fixed maturities, partially offset by a decline in cash received from prepayments, maturities and calls on fixed maturities.

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

Net cash provided by financing activities for the three months ended March 31, 2012 decreased $342.9 over the same period in 2011. This was primarily driven by lower policyholder deposits, mainly on fixed deferred annuities. In addition, there were higher fixed deferred annuity policyholder withdrawals, which we anticipated as policies on a growing block of business moved out of the surrender charge period.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2011, a description of which may be found in Part II, Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2011 10-K. See Item 1A – “Risk Factors” of Part II in this report for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of March 31, 2012. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II – Other Information

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1 “Condensed Financial Statements, Condensed Notes to Consolidated Financial Statements, Note 10, Commitments and Contingencies” under the caption “Litigation,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2011 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2012.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2012-2014 Grant*

10.2	Amendments dated March 5, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.* †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: May 7, 2012	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: May 7, 2012	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer