Form 10-Q
period 2012-06-30
Symetra Financial CORP
filed 2012-08-09
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, the Registrant had 119,083,786 common voting shares outstanding, with a par value of $0.01 per share.

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts, included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “potential” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to the Company’s:

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates or a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary policy, government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our Grow & Diversify strategy;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs, reserve levels and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•

the risks that are described in Part II, Item 1A — “Risk Factors” in this report; Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011; and Item 1A — “Risk Factors” in Part II of our Form 10-Q for the quarter ended March 31, 2012.

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

PART I – Financial Information

Item 1.	Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)	(As adjusted)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,164.0 and $21,061.4, respectively)	$23,300.8	$22,905.2
Marketable equity securities, at fair value (cost: $51.9 and $52.4, respectively)	49.8	50.3
Trading securities:
Marketable equity securities, at fair value (cost: $479.1 and $365.4, respectively)	501.8	381.7
Mortgage loans, net	2,827.8	2,517.6
Policy loans	67.8	69.0
Investments in limited partnerships (includes $27.9 and $27.8 measured at fair value, respectively)	247.7	226.9
Other invested assets	41.9	21.0

Total investments	27,037.6	26,171.7
Cash and cash equivalents	172.6	242.3
Accrued investment income	272.7	269.4
Reinsurance recoverables	293.4	295.6
Deferred policy acquisition costs	173.2	186.0
Receivables and other assets	249.0	222.5
Separate account assets	799.4	795.8

Total assets	$28,997.9	$28,183.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$22,941.0	$22,449.5
Future policy benefits	391.5	391.2
Policy and contract claims	160.1	170.9
Other policyholders’ funds	113.8	129.0
Notes payable	449.3	449.2
Deferred income tax liabilities, net	508.7	395.0
Other liabilities	255.7	287.8
Separate account liabilities	799.4	795.8

Total liabilities	25,619.5	25,068.4
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 119,131,119 issued and outstanding as of June 30, 2012; 118,637,379 issued and outstanding as of December 31, 2011	1.2	1.2
Additional paid-in capital	1,457.6	1,454.6
Retained earnings	731.6	631.8
Accumulated other comprehensive income, net of taxes	1,188.0	1,027.3

Total stockholders’ equity	3,378.4	3,114.9

Total liabilities and stockholders’ equity	$28,997.9	$28,183.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Revenues:
Premiums	$146.8	$119.4	$297.1	$240.3
Net investment income	319.2	312.2	639.7	622.2
Policy fees, contract charges, and other	48.8	45.9	95.1	90.6
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(11.1)	(3.1)	(14.7)	(4.0)
Less: portion of losses recognized in other comprehensive income	1.7	0.3	2.8	0.3

Net impairment losses recognized in earnings	(9.4)	(2.8)	(11.9)	(3.7)
Other net realized investment gains	3.0	16.9	31.4	33.4

Total net realized investment gains (losses)	(6.4)	14.1	19.5	29.7

Total revenues	508.4	491.6	1,051.4	982.8
Benefits and expenses:
Policyholder benefits and claims	104.5	83.7	209.7	176.0
Interest credited	230.3	225.1	459.8	453.4
Other underwriting and operating expenses	92.6	76.1	175.6	148.0
Interest expense	8.2	8.0	16.4	16.0
Amortization of deferred policy acquisition costs	15.4	16.4	31.2	32.7

Total benefits and expenses	451.0	409.3	892.7	826.1
Income from operations before income taxes	57.4	82.3	158.7	156.7
Provision (benefit) for income taxes:
Current	18.6	31.1	12.3	42.3
Deferred	(5.0)	(6.9)	27.2	2.8

Total provision for income taxes	13.6	24.2	39.5	45.1

Net income	$43.8	$58.1	$119.2	$111.6

Net income per common share:
Basic	$0.32	$0.42	$0.86	$0.81
Diluted	$0.32	$0.42	$0.86	$0.81
Weighted-average number of common shares outstanding:
Basic	138.090	137.523	137.933	137.408
Diluted	138.094	137.532	137.936	137.417
Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.11

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Net income	$43.8	$58.1	$119.2	$111.6
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustments (net of taxes of $109.9, $104.8, $103.3 and $107.8)	203.8	194.6	191.9	200.3
Other-than-temporary impairments on debt securities not related to credit losses (net of taxes of $(0.6), $(0.1), $(1.0) and $(0.1))	(1.1)	(0.2)	(1.8)	(0.2)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(9.0), $(15.4), $(16.5) and $(15.2))	(16.6)	(28.7)	(30.6)	(28.3)
Impact of cash flow hedges (net of taxes of $0.9, $0.1, $0.6 and $0.1)	1.8	0.3	1.2	0.3

Other comprehensive income	187.9	166.0	160.7	172.1

Total comprehensive income	$231.7	$224.1	$279.9	$283.7

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$432.5	$2,380.6
Cumulative effect of adoption—new accounting standard (net of taxes of $(12.9))	—	—	(29.1)	5.1	(24.0)
Comprehensive income:
Net income, as adjusted	—	—	111.6	—	111.6
Other comprehensive income, as adjusted	—	—	—	172.1	172.1

Total comprehensive income, as adjusted					283.7
Stock-based compensation	—	2.1	—	—	2.1
Dividends declared	—	—	(15.1)	—	(15.1)

Balances as of June 30, 2011, as adjusted	$1.2	$1,452.3	$564.1	$609.7	$2,627.3

Balances as of January 1, 2012, as adjusted	$1.2	$1,454.6	$631.8	$1,027.3	$3,114.9
Comprehensive income:
Net income	—	—	119.2	—	119.2
Other comprehensive income	—	—	—	160.7	160.7

Total comprehensive income					279.9
Stock-based compensation	—	3.0	—	—	3.0
Dividends declared	—	—	(19.4)	—	(19.4)

Balances as of June 30, 2012	$1.2	$1,457.6	$731.6	$1,188.0	$3,378.4

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
		(As adjusted)
Cash flows from operating activities
Net income	$119.2	$111.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(19.5)	(29.7)
Accretion and amortization of invested assets, net	23.6	23.3
Accrued interest on fixed maturities	(9.9)	(15.0)
Amortization and depreciation	13.3	12.8
Deferred income tax provision	27.2	2.8
Interest credited on deposit contracts	459.8	453.4
Mortality and expense charges and administrative fees	(57.4)	(53.8)
Changes in:
Accrued investment income	(3.3)	(10.5)
Deferred policy acquisition costs, net	(7.9)	(20.0)
Future policy benefits	0.3	1.2
Policy and contract claims	(10.8)	9.8
Current income taxes	(27.1)	(1.4)
Other assets and liabilities	(27.8)	(34.6)
Other, net	2.1	1.4

Total adjustments	362.6	339.7

Net cash provided by operating activities	481.8	451.3
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(2,008.1)	(2,535.0)
Other invested assets and investments in limited partnerships	(62.4)	(16.1)
Issuances of mortgage loans	(419.5)	(425.7)
Maturities, calls, paydowns, and other repayments	785.6	950.8
Sales of:
Fixed maturities and marketable equity securities	995.1	803.1
Other invested assets and investments in limited partnerships	6.3	12.1
Repayments of mortgage loans	93.3	52.1
Other, net	0.6	2.7

Net cash used in investing activities	(609.1)	(1,156.0)
Cash flows from financing activities
Policyholder account balances:
Deposits	956.6	1,261.8
Withdrawals	(875.0)	(724.4)
Cash dividends paid on common stock	(19.4)	(15.1)
Other, net	(4.6)	(4.8)

Net cash provided by financing activities	57.6	517.5

Net decrease in cash and cash equivalents	(69.7)	(187.2)
Cash and cash equivalents at beginning of period	242.3	274.6

Cash and cash equivalents at end of period	$172.6	$87.4

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$5.2	$13.5
Fixed maturities exchanges	68.6	69.8

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

The interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC), for interim reporting. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. These interim condensed consolidated financial statements are unaudited but in management’s opinion include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation. In addition, prior period financial information, including information for the three and six months ended June 30, 2011 and as of December 31, 2011 has been restated to reflect the retrospective adoption of the new accounting standard for deferred policy acquisition costs (DAC). Restated information has been labeled “as adjusted” where applicable.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2012.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The Company retrospectively adopted this standard on January 1, 2012. The Company believes retrospective adoption provides users the most useful financial information because it is comparable between financial periods. The Company has restated its financial information as of December 31, 2011 and for the three and six months ended June 30, 2011 in these condensed financial statements, as shown below:

	As Previously Reported	Adjustment	As Adjusted
	As of December 31, 2011
Consolidated Balance Sheets
Deferred policy acquisition costs	$215.4	$(29.4)	$186.0
Deferred income tax liabilities, net	405.3	(10.3)	395.0
Retained earnings	664.7	(32.9)	631.8
Accumulated other comprehensive income, net of taxes	1,013.5	13.8	1,027.3

	For the Three Months Ended
	June 30, 2011
Consolidated Statements of Income
Other underwriting and operating expenses	$70.5	$5.6	$76.1
Amortization of deferred policy acquisition costs	20.0	(3.6)	16.4
Deferred income tax provision	(6.2)	(0.7)	(6.9)
Net income	59.4	(1.3)	58.1
Net income per common share:
Basic	$0.43	$(0.01)	$0.42
Diluted	$0.43	$(0.01)	$0.42
Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(30.8)	$2.1	$(28.7)

	For the Six Months Ended
	June 30, 2011
Consolidated Statements of Income
Other underwriting and operating expenses	$136.5	$11.5	$148.0
Amortization of deferred policy acquisition costs	40.1	(7.4)	32.7
Deferred income tax provision	4.2	(1.4)	2.8
Net income	114.3	(2.7)	111.6
Net income per common share:
Basic	$0.83	$(0.02)	$0.81
Diluted	$0.83	$(0.02)	$0.81
Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(35.0)	$6.7	$(28.3)
Consolidated Statements of Cash Flows
Deferred income tax provision	$4.2	$(1.4)	$2.8
Changes in deferred policy acquisition costs, net	(24.0)	4.0	(20.0)

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This ASU establishes common definitions of fair value and requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). The measurement principles are generally consistent with current U.S. GAAP and the changes did not have a material impact on our condensed financial statements. Enhanced disclosures include quantitative information about unobservable inputs to Level 3 measurements, when available; qualitative information about the sensitivity of Level 3 measurements to alternative inputs; and classification within the fair value hierarchy of all fair value measurements disclosed. The Company adopted this standard on January 1, 2012. See Note 6 for the Company’s disclosures related to fair value measurements. The Company did not have material Level 3 measurements as of June 30, 2012.

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

The Company adopted the standards on January 1, 2012 and included the statements of comprehensive income as separate statements in the condensed consolidated financial statements.

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

The Company has issued equity instruments to employees that are included in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan were included in diluted earnings per share based on the application of the treasury stock method. For the three and six months ended June 30, 2012 and 2011, 2.950 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Numerator:
Net income	$43.8	$58.1	$119.2	$111.6

Denominator:
Weighted-average common shares outstanding—basic	138.090	137.523	137.933	137.408
Add: dilutive effect of certain equity instruments	0.004	0.009	0.003	0.009

Weighted-average common shares outstanding—diluted	138.094	137.532	137.936	137.417

Net income per common share:
Basic	$0.32	$0.42	$0.86	$0.81
Diluted	$0.32	$0.42	$0.86	$0.81

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

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of June 30, 2012
Fixed maturities:
U.S. government and agencies	$162.9	$4.6	$(0.1)	$167.4	$(0.1)
State and political subdivisions	611.8	40.5	(0.6)	651.7	(0.1)
Corporate securities	15,309.4	1,755.4	(118.6)	16,946.2	(15.9)
Residential mortgage-backed securities	2,983.1	255.4	(8.3)	3,230.2	(16.6)
Commercial mortgage-backed securities	1,642.9	156.2	(2.1)	1,797.0	(1.8)
Other debt obligations	453.9	54.8	(0.4)	508.3	(3.8)

Total fixed maturities	21,164.0	2,266.9	(130.1)	23,300.8	(38.3)
Marketable equity securities, available-for-sale	51.9	—	(2.1)	49.8	—

Total	$21,215.9	$2,266.9	$(132.2)	$23,350.6	$(38.3)

	Cost or Amortized	Gross Unrealized	Gross Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
As of December 31, 2011
Fixed maturities:
U.S. government and agencies	$60.3	$3.8	$—	$64.1	$(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	(0.1)
Corporate securities	14,817.1	1,572.2	(185.0)	16,204.3	(16.5)
Residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	(4.1)

Total fixed maturities	21,061.4	2,054.1	(210.3)	22,905.2	(57.3)
Marketable equity securities, available-for-sale	52.4	0.2	(2.3)	50.3	—

Total	$21,113.8	$2,054.3	$(212.6)	$22,955.5	$(57.3)

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair	Gross Unrealized	# of	Fair	Gross Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of June 30, 2012
Fixed maturities:
U.S. government and agencies	$30.2	$(0.1)	1	$—	$—	—
State and political subdivisions	17.3	—	5	47.0	(0.6)	6
Corporate securities	562.9	(20.7)	121	493.5	(97.9)	83
Residential mortgage-backed securities	44.1	(0.4)	24	138.8	(7.9)	25
Commercial mortgage-backed securities	79.8	(0.4)	11	34.7	(1.7)	15
Other debt obligations	8.7	(0.3)	4	3.3	(0.1)	3

Total fixed maturities	$743.0	$(21.9)	166	$717.3	$(108.2)	132
Marketable equity securities, available-for-sale	44.4	(1.0)	2	5.0	(1.1)	1

Total	$787.4	$(22.9)	168	$722.3	$(109.3)	133

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair	Gross Unrealized	# of	Fair	Gross Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities
As of December 31, 2011
Fixed maturities:
State and political subdivisions	$18.3	$(0.2)	2	$87.9	$(1.6)	11
Corporate securities	883.2	(50.9)	202	601.9	(134.1)	66
Residential mortgage-backed securities	72.5	(0.8)	27	166.1	(16.8)	26
Commercial mortgage-backed securities	40.0	(0.7)	5	54.6	(3.4)	18
Other debt obligations	80.4	(1.6)	9	14.0	(0.2)	4

Total fixed maturities	$1,094.4	$(54.2)	245	$924.5	$(156.1)	125
Marketable equity securities, available-for-sale	44.7	(1.2)	3	5.0	(1.1)	1

Total	$1,139.1	$(55.4)	248	$929.5	$(157.2)	126

Based on National Association of Insurance Commissioners (NAIC) ratings as of June 30, 2012 and December 31, 2011, the Company held below-investment-grade fixed maturities with fair values of $1,383.2 and $1,508.1, respectively, and amortized costs of $1,410.5 and $1,583.7, respectively. These holdings amounted to 5.9% and 6.6% of the Company’s investments in fixed maturities at fair value as of June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the amortized cost and fair value of fixed maturities as of June 30, 2012, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
One year or less	$520.5	$530.1
Over one year through five years	3,504.8	3,755.0
Over five years through ten years	7,676.2	8,525.7
Over ten years	4,421.9	5,002.5
Residential mortgage-backed securities	2,983.1	3,230.2
Commercial mortgage-backed securities	1,642.9	1,797.0
Other asset-backed securities	414.6	460.3

Total fixed maturities	$21,164.0	$23,300.8

The following table summarizes the Company’s net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturities	$281.4	$283.1	$565.7	$569.8
Marketable equity securities, available-for-sale	1.2	1.1	1.7	1.7
Marketable equity securities, trading	2.9	2.2	5.6	3.1
Mortgage loans	41.7	31.3	82.6	59.2
Policy loans	0.9	1.0	1.9	2.0
Investments in limited partnerships	(4.3)	(1.3)	(8.3)	(3.9)
Other	2.1	1.4	3.9	2.7

Total investment income	325.9	318.8	653.1	634.6
Investment expenses	(6.7)	(6.6)	(13.4)	(12.4)

Net investment income	$319.2	$312.2	$639.7	$622.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturities:
Gross gains on sales	$23.1	$29.7	$33.0	$32.4
Gross losses on sales	(5.8)	(1.5)	(7.9)	(7.6)
Net impairment losses recognized in earnings	(9.4)	(2.8)	(11.9)	(3.7)
Other (1)	(2.4)	(2.2)	1.2	6.0

Total fixed maturities	5.5	23.2	14.4	27.1
Marketable equity securities, trading (2)	(9.4)	(7.7)	8.6	4.5
Other invested assets	(2.5)	(0.7)	(3.5)	(0.2)
DAC and deferred sales inducement adjustment	—	(0.7)	—	(1.7)

Net realized investment gains (losses)	$(6.4)	$14.1	$19.5	$29.7

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $(3.2), $(3.0), $0.6 and $(1.3) for the three and six months ended June 30, 2012 and 2011, respectively.
(2)	This includes changes in the fair value of trading securities held as of period end, totaling $(9.1), $(7.3), $7.5 and $3.2 of net gains (losses) for the three and six months ended June 30, 2012 and 2011, respectively.

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

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

•	Any reduction or elimination of dividends or non-payment of scheduled interest;

•	Other indications that a credit loss has occurred; and

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Determination of Credit-Related OTTI on Corporate Securities

To determine the recovery value for a corporate security, the Company performs an analysis related to the underlying issuer including, but not limited to, the following:

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

Determination of Credit-Related OTTI on Structured Securities

To determine the recovery value for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis related to the security including, but not limited to, the following:

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

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of June 30, 2012		As of December 31, 2011
	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$20.9	$(6.4)	$204.0	$(77.1)
6 consecutive months or more	145.5	(63.8)	56.0	(30.2)

Total underwater by 20% or more	166.4	(70.2)	260.0	(107.3)
All other underwater fixed maturities	1,293.9	(59.9)	1,758.9	(103.0)

Total underwater fixed maturities	$1,460.3	$(130.1)	$2,018.9	$(210.3)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	—	—	—	—

Total underwater by 20% or more	—	—	—	—
All other underwater marketable equity securities, available-for-sale	49.4	(2.1)	49.7	(2.3)

Total underwater marketable equity securities, available-for-sale	$49.4	$(2.1)	$49.7	$(2.3)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The Company reviewed its available-for-sale investments with unrealized losses as of June 30, 2012 in accordance with its impairment policy and determined, after the recognition of other-than-temporary impairments, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in OCI were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$32.0	$52.2	$32.5	$68.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	—	0.2	0.9	0.6
For which an OTTI was previously recognized	1.0	—	1.3	—
Decreases attributable to:
Securities sold or paid down during the period	(0.8)	(2.1)	(2.5)	(18.3)

Balance, end of period	$32.2	$50.3	$32.2	$50.3

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of June 30, 2012, 29.9% of the commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.1% were located in Washington and 10.6% were located in Texas.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table sets forth the Company’s mortgage loans by risk category:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$1,609.1	56.9%	$1,395.5	55.5%
Medium risk	612.3	21.7	617.0	24.5
Higher risk	607.3	21.4	504.7	20.0

Credit quality indicator total	2,828.7	100.0%	2,517.2	100.0%
Loans specifically evaluated for impairment (1)	7.6		8.3
Other (2)	(8.5)		(7.9)

Total	$2,827.8		$2,517.6

(1)	As of June 30, 2012 and December 31, 2011, reserve amounts of $1.9 and $0.3, respectively, were established for loans specifically evaluated for impairment.
(2)	Includes the allowance for loan losses and deferred fees and costs.

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated annually, primarily during the third quarter.

The following table summarizes the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Allowance at beginning of period	$8.0	$7.1	$7.4	$7.1
Provision for specific loans	0.7	—	1.9	—
Provision for loans not specifically identified	0.7	—	0.7	—
Write-off for foreclosed property	(0.4)	—	(1.0)	—

Allowance at end of period	$9.0	$7.1	$9.0	$7.1

Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of June 30, 2012, one loan with an outstanding principal balance of $7.6, was considered in default and was assessed in our provision for specific loans.

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

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable. This level includes those financial instruments that are valued using industry-standard pricing methodologies or models. All significant inputs are observable or derived from observable information in the marketplace. Financial instruments in this category primarily include corporate fixed maturities, government or agency securities and mortgage-backed securities.

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

The following tables present the fair value of the Company’s financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those accounted for at fair value on a recurring basis and those not carried at fair value, but for which disclosure of fair value is provided. The Company does not have any financial liabilities accounted for at fair value on a recurring basis.

	As of June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Recurring measurements:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$167.4	$167.4	$—	$167.4	$—	—
State and political subdivisions	651.7	651.7	—	651.7	—	—
Corporate securities	16,946.2	16,946.2	—	16,847.9	98.3	0.4%
Residential mortgage-backed securities	3,230.2	3,230.2	—	3,213.5	16.7	0.1
Commercial mortgage-backed securities	1,797.0	1,797.0	—	1,781.9	15.1	0.1
Other debt obligations	508.3	508.3	—	464.5	43.8	0.2

Total fixed maturities, available-for-sale	23,300.8	23,300.8	—	23,126.9	173.9	0.8
Marketable equity securities, available-for-sale	49.8	49.8	0.5	44.3	5.0	—
Marketable equity securities, trading	501.8	501.8	501.6	—	0.2	—
Investments in limited partnerships, private equity funds	27.9	27.9	—	—	27.9	0.1
Other invested assets	24.6	24.6	2.5	13.0	9.1	—

Total investments carried at fair value	23,904.9	23,904.9	504.6	23,184.2	216.1	0.9
Separate account assets	799.4	799.4	799.4	—	—	—

Total	$24,704.3	$24,704.3	$1,304.0	$23,184.2	$216.1	0.9%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Other financial instruments subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,827.8	$3,087.7	$—	$—	$3,087.7
Investments in limited partnerships, tax credit investments	219.8	219.4	—	219.4	—
Cash and cash equivalents	172.6	172.6	172.6	—	—
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	$10,498.1	$10,393.8	$—	$—	$10,393.8
Income annuities	6,627.3	8,181.8	—	—	8,181.8
Notes payable:
Capital Efficient Notes (CENts)	149.9	145.3	—	—	145.3
Senior notes	299.4	307.4	—	—	307.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	As of December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Recurring measurements:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$64.1	$64.1	$—	$64.1	$—	—
State and political subdivisions	635.3	635.3	—	635.3	—	—
Corporate securities (1)	16,204.3	16,204.3	—	16,112.9	91.4	0.4%
Residential mortgage-backed securities	3,625.0	3,625.0	—	3,625.0	—	—
Commercial mortgage-backed securities	1,837.0	1,837.0	—	1,821.1	15.9	0.1
Other debt obligations (1)	539.5	539.5	—	459.6	79.9	0.3

Total fixed maturities, available-for-sale	22,905.2	22,905.2	—	22,718.0	187.2	0.8
Marketable equity securities, available-for-sale	50.3	50.3	0.5	44.8	5.0	—
Marketable equity securities, trading	381.7	381.7	381.1	—	0.6	—
Investments in limited partnerships, private equity funds	27.8	27.8	—	—	27.8	0.1
Other invested assets	15.8	15.8	2.8	8.2	4.8	—

Total investments carried at fair value	23,380.8	23,380.8	384.4	22,771.0	225.4	0.9
Separate account assets	795.8	795.8	795.8	—	—	—

Total	$24,176.6	$24,176.6	$1,180.2	$22,771.0	$225.4	0.9%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Other financial instruments subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,517.6	$2,685.7	$—	$—	$2,685.7
Investments in limited partnerships, tax credit investments	199.1	202.6	—	202.6	—
Cash and cash equivalents	242.3	242.3	242.3	—	—
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	$10,158.1	$9,985.1	$—	$—	$9,985.1
Income annuities	6,605.6	7,786.1	—	—	7,786.1
Notes payable:
Capital Efficient Notes (CENts)	149.9	138.0	—	—	138.0
Senior notes	299.3	304.8	—	—	304.8

(1)	These amounts include certain privately placed fixed maturities that are valued primarily using observable inputs. These securities, totaling $733.8, were included in Level 3 in the prior year financial statements. During the first quarter of 2012, upon further evaluation and review of the valuation methodology, the Company determined that they are more appropriately reflected as Level 2 measurements as the unobservable inputs were not significant to the overall valuation. This evaluation did not result in a change to the fair value amounts reported.

Financial Instruments Measured at Fair Value

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of June 30, 2012 and December 31, 2011, respectively, pricing services provided prices for 95.6% and 95.9% of the Company’s fixed maturities.

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

As of June 30, 2012, the Company had $860.9, or 3.7%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $788.9, or 91.6%, as Level 2 measurements as of June 30, 2012. As of December 31, 2011, the Company had $936.4, or 4.1%, of its fixed maturities invested in private placement securities, of which $816.9, or 87.2%, were classified as Level 2 measurements.

Corporate Securities

As of June 30, 2012 and December 31, 2011, the fair value of the Company’s corporate securities classified as Level 2 measurements was $16,847.9 and $16,112.9, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of June 30, 2012			As of December 31, 2011
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$3,247.9	19.3%	230	$3,182.4	19.8%	247
Consumer staples	2,778.8	16.5	166	2,689.6	16.7	170
Consumer discretionary	1,995.7	11.8	172	1,708.6	10.6	192
Financials	1,924.9	11.4	202	1,879.3	11.7	243
Weighted-average coupon rate	5.97%			6.09%
Weighted-average remaining years to contractual maturity	10.7			11.2

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

As of June 30, 2012, $689.3, or 4.1%, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.

Residential Mortgage-backed Securities

As of June 30, 2012 and December 31, 2011, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,213.5 and $3,625.0, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.75% and 4.87% as of June 30, 2012 and December 31, 2011, respectively. Agency securities comprised 89.6% and 90.0% of the Company’s Level 2 RMBS as of June 30, 2012 and December 31, 2011, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of June 30, 2012		As of December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Highest Rating Agency Rating
AAA	$112.4	33.5%	$102.5	28.3%
AA through BBB	26.6	8.0	41.8	11.5
BB & below	195.7	58.5	217.9	60.2

Total non-agency RMBS	$334.7	100.0%	$362.2	100.0%

Non-agency RMBS with super senior subordination	$207.5	62.0%	$216.8	59.9%

As of June 30, 2012 and December 31, 2011, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.9% and 9.4%, respectively. As of June 30, 2012 and December 31, 2011, $135.8 and $152.3, or 40.6% and 42.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior.

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

Commercial Mortgage-backed Securities

As of June 30, 2012 and December 31, 2011, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,781.9 and $1,821.1, respectively. The weighted-average coupon rate on these securities was 5.13% and 5.23% as of June 30, 2012 and December 31, 2011, respectively. The following table presents additional information about the composition of the underlying collateral of Level 2 CMBS securities:

	As of June 30, 2012	As of December 31, 2011
	% of Total	% of Total
Significant underlying collateral locations:
New York	19.7%	18.3%
California	12.6	13.0
Texas	7.4	7.5
Significant underlying collateral property types:
Retail shopping centers	33.7%	35.0%
Office buildings	30.9	29.7

The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 74.6% and 72.1% of Level 2 CMBS as of June 30, 2012 and December 31, 2011, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 28.9% and 29.2% as of June 30, 2012 and December 31, 2011, respectively, and 94.8% and 94.9% were in the most senior tranche as of June 30, 2012 and December 31, 2011, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), certain nonredeemable preferred stocks and investments in mutual funds. The securities primarily consist of investments in publicly traded companies and actively traded mutual fund investments. When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

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

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three and six months ended June 30, 2012:

						Unrealized Gain (Loss)
						Included in:
	Balance as of April 1, 2012	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of June 30, 2012
Types of Investments:
Corporate securities	$61.3	$20.0	$—	$16.6	$(1.1)	$0.9	$0.6	$—	$98.3
Residential mortgage-backed securities	2.7	16.9	—	(2.7)	—	—	(0.2)	—	16.7
Commercial mortgage-backed securities	15.5	—	—	—	(0.4)	—	—	—	15.1
Other debt obligations	42.6	—	—	—	(0.2)	—	1.4	—	43.8

Total fixed maturities, available-for-sale	122.1	36.9	—	13.9	(1.7)	0.9	1.8	—	173.9
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	24.3	5.5	—	—	(2.1)	(0.8)	—	1.0	27.9
Other invested assets	8.7	0.8	—	—	0.9	(1.3)	—	—	9.1

Total Level 3	$160.3	$43.2	$—	$13.9	$(2.9)	$(1.2)	$1.8	$1.0	$216.1

						Unrealized Gain (Loss)
						Included in:
	Balance as of January 1, 2012	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of June 30, 2012
Types of Investments:
Corporate securities	$91.4	$20.0	$—	$(15.5)	$(1.0)	$0.3	$3.2	$(0.1)	$98.3
Residential mortgage-backed securities	—	16.9	—	—	—	—	(0.2)	—	16.7
Commercial mortgage-backed securities	15.9	—	—	—	(0.7)	—	(0.1)	—	15.1
Other debt obligations	79.9	—	—	(13.5)	(25.4)	—	2.3	0.5	43.8

Total fixed maturities, available-for-sale	187.2	36.9	—	(29.0)	(27.1)	0.3	5.2	0.4	173.9
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	5.7	—	—	(6.2)	(0.7)	—	1.3	27.9
Other invested assets	4.8	3.1	—	—	0.9	0.3	—	—	9.1

Total Level 3	$225.4	$45.7	$—	$(29.4)	$(32.4)	$(0.1)	$5.2	$1.7	$216.1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $17.2 and $40.3 for the three and six months ended June 30, 2012, respectively. Gross transfers out of Level 3 were $(3.3) and $(69.7) for the three and six months ended June 30, 2012, respectively.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three and six months ended June 30, 2011:

						Unrealized Gain (Loss)
						Included in:
	Balance as of April 1, 2011	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of June 30, 2011
Types of Investments:
Corporate securities	132.4	2.2	(1.3)	(28.4)	(1.6)	—	1.6	0.2	105.1
Commercial mortgage-backed securities	17.7	—	—	—	(1.1)	—	0.2	—	16.8
Other debt obligations	78.7	—	—	—	(0.3)	—	0.8	—	79.2

Total fixed maturities, available-for-sale	228.8	2.2	(1.3)	(28.4)	(3.0)	—	2.6	0.2	201.1
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.7	7.9	—	—	—	0.8	—	—	9.4
Investments in limited partnerships	34.9	2.3	—	—	(8.5)	0.5	—	1.2	30.4
Other invested assets	4.4	1.5	—	—	—	(0.4)	0.5	—	6.0

Total Level 3	$270.6	$13.9	$(1.3)	$(28.4)	$(11.5)	$0.9	$6.3	$1.4	$251.9

						Unrealized Gain (Loss)
						Included in:
	Balance as of January 1, 2011	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of June 30, 2011
Types of Investments:
Corporate securities	115.5	3.2	(9.8)	(4.5)	(3.7)	—	8.1	(3.7)	105.1
Commercial mortgage-backed securities	19.1	—	—	—	(2.5)	—	0.2	—	16.8
Other debt obligations	90.1	—	(10.8)	—	(0.6)	—	2.2	(1.7)	79.2

Total fixed maturities, available-for-sale	224.7	3.2	(20.6)	(4.5)	(6.8)	—	10.5	(5.4)	201.1
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.6	7.9	—	—	—	0.9	—	—	9.4
Investments in limited partnerships	36.5	2.4	—	—	(12.3)	1.8	—	2.0	30.4
Other invested assets	3.8	1.5	—	—	—	0.2	0.5	—	6.0

Total Level 3	$267.4	$15.0	$(20.6)	$(4.5)	$(19.1)	$2.9	$14.2	$(3.4)	$251.9

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.9 and $0.0 for the three and six months ended June 30, 2011, respectively. Gross transfers out of Level 3 were $(29.3) and $(4.5) for the three and six months ended June 30, 2011, respectively.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

Other Financial Instruments Subject to Fair Value Disclosure Requirements

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $163.5 and $234.0 as of June 30, 2012 and December 31, 2011, respectively.

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

The fair values of funds held under deposit contracts related to investment-type contracts are estimated using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,815.6 and $5,685.8 of liabilities related to insurance contracts as of June 30, 2012 and December 31, 2011, respectively.

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

7. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)

The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Unamortized balance at beginning of period, as adjusted(1)	$372.3	$356.6	$368.4	$342.5
Deferral of acquisition costs	19.3	22.8	39.0	53.9
Adjustments related to investment gains	—	(0.5)	—	(1.2)
Amortization	(15.4)	(16.4)	(31.2)	(32.7)

Unamortized balance at end of period	376.2	362.5	376.2	362.5
Accumulated effect of net unrealized investment gains	(203.0)	(154.7)	(203.0)	(154.7)

Balance at end of period	$173.2	$207.8	$173.2	$207.8

(1)	The restated accumulated effect of net unrealized investment gains as of January 1, 2012 and 2011 were $(182.4) and $(129.5), respectively.

The following table provides a reconciliation of the beginning and ending balance for DSI, which are included in other assets on the consolidated balance sheets:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Unamortized balance at beginning of period	$146.9	$116.4	$142.0	$105.8
Capitalizations	12.5	18.1	25.8	35.2
Adjustments related to investment gains	—	(0.2)	—	(0.5)
Amortization	(8.9)	(7.4)	(17.3)	(13.6)

Unamortized balance at end of period	150.5	126.9	150.5	126.9
Accumulated effect of net unrealized investment gains	(114.2)	(62.3)	(114.2)	(62.3)

Balance at end of period	$36.3	$64.6	$36.3	$64.6

8. Stockholders’ Equity

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2011	118.216
Restricted stock issued, net	0.298
Employee stock purchase plan shares issued	0.124
Treasury stock (1)	(0.001)

Balance as of December 31, 2011	118.637

Balance as of January 1, 2012	118.637
Restricted stock issued, net	0.417
Employee stock purchase plan shares issued	0.080
Treasury stock (1)	(0.003)

Balance as of June 30, 2012	119.131

(1)	Represents shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The consolidated statements of comprehensive income presents the changes in unrealized gains and losses on available for sale securities net of reclassification adjustments. The following table summarizes the adjustments to OCI for amounts reclassified from AOCI to net income during the period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Reclassifications included in net income for:
Net realized investment (gains) losses (net of taxes of $1.4, $(5.4), $(8.1) and $(11.1))	$2.3	$(10.1)	$(15.2)	$(20.5)
Other-than-temporary impairments (net of taxes of $4.2, $0.6, $7.5 and $4.2)	7.8	1.2	14.1	7.8

Reclassifications included in net income	$10.1	$(8.9)	$(1.1)	$(12.7)

9. Stock-Based Compensation

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2012:

	Number of	Weighted- Average Fair
	Shares	Value
Outstanding as of January 1, 2012	0.478	$13.15
Shares granted	0.421	10.02
Shares vested	(0.003)	13.17
Shares forfeited	(0.004)	13.56

Outstanding as of June 30, 2012	0.892	$11.67

10. Commitments and Contingencies

Litigation

Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of June 30, 2012, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Other Commitments

As of June 30, 2012 and December 31, 2011, unfunded mortgage loan commitments were $59.4 and $105.1, respectively. As of June 30, 2012, the Company had no other material changes to our commitments or contingencies since December 31, 2011.

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

	For the Three Months Ended June 30, 2012
		Deferred	Income
	Benefits	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$137.9	$—	$—	$8.9	$—	$146.8
Net investment income	5.3	135.2	104.5	71.8	2.4	319.2
Policy fees, contract charges, and other	3.5	5.1	2.0	32.6	5.6	48.8
Net realized losses – FIA	—	(1.2)	—	—	—	(1.2)

Total operating revenues	146.7	139.1	106.5	113.3	8.0	513.6
Benefits and expenses:
Policyholder benefits and claims	90.3	0.1	—	14.1	—	104.5
Interest credited	—	80.8	82.9	67.3	(0.7)	230.3
Other underwriting and operating expenses	40.1	21.2	5.9	17.4	8.0	92.6
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	13.2	0.9	1.3	—	15.4

Total benefits and expenses	130.4	115.3	89.7	100.1	15.5	451.0

Segment pre-tax adjusted operating income (loss)	$16.3	$23.8	$16.8	$13.2	$(7.5)	$62.6

Operating revenues	$146.7	$139.1	$106.5	$113.3	$8.0	$513.6
Add: Net realized investment gains (losses), excluding FIA	—	2.0	(16.0)	1.4	7.4	(5.2)

Total revenues	146.7	141.1	90.5	114.7	15.4	508.4
Total benefits and expenses	130.4	115.3	89.7	100.1	15.5	451.0

Income (loss) from operations before income taxes	$16.3	$25.8	$0.8	$14.6	$(0.1)	$57.4

	For the Three Months Ended June 30, 2011
		Deferred	Income
	Benefits	Annuities	Annuities	Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$109.8	$—	$—	$9.6	$—	$119.4
Net investment income	4.4	128.2	102.3	71.1	6.2	312.2
Policy fees, contract charges, and other	3.7	5.5	0.4	30.9	5.4	45.9
Net realized losses – FIA	—	(0.6)	—	—	—	(0.6)

Total operating revenues	117.9	133.1	102.7	111.6	11.6	476.9
Benefits and expenses:
Policyholder benefits and claims	68.5	—	—	15.2	—	83.7
Interest credited	—	79.9	83.6	62.2	(0.6)	225.1
Other underwriting and operating expenses	30.4	17.5	5.9	15.7	6.6	76.1
Interest expense	—	—	—	—	8.0	8.0
Amortization of DAC	—	14.6	0.6	1.2	—	16.4

Total benefits and expenses	98.9	112.0	90.1	94.3	14.0	409.3

Segment pre-tax adjusted operating income (loss)	$19.0	$21.1	$12.6	$17.3	$(2.4)	$67.6

Operating revenues	$117.9	$133.1	$102.7	$111.6	$11.6	$476.9
Add: Net realized investment gains (losses), excluding FIA	—	0.1	13.0	1.7	(0.1)	14.7

Total revenues	117.9	133.2	115.7	113.3	11.5	491.6
Total benefits and expenses	98.9	112.0	90.1	94.3	14.0	409.3

Income (loss) from operations before income taxes	$19.0	$21.2	$25.6	$19.0	$(2.5)	$82.3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	For the Six Months Ended June 30, 2012
		Deferred	Income
	Benefits	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$278.4	$—	$—	$18.7	$—	$297.1
Net investment income	10.7	269.6	208.6	143.4	7.4	639.7
Policy fees, contract charges, and other	6.5	10.2	3.2	64.3	10.9	95.1
Net realized gains (losses) – FIA	—	—	—	—	—	—

Total operating revenues	295.6	279.8	211.8	226.4	18.3	1,031.9
Benefits and expenses:
Policyholder benefits and claims	176.9	—	—	32.8	—	209.7
Interest credited	—	163.0	167.4	130.5	(1.1)	459.8
Other underwriting and operating expenses	77.3	40.2	11.6	32.7	13.8	175.6
Interest expense	—	—	—	—	16.4	16.4
Amortization of DAC	—	27.0	1.5	2.7	—	31.2

Total benefits and expenses	254.2	230.2	180.5	198.7	29.1	892.7

Segment pre-tax adjusted operating income (loss)	$41.4	$49.6	$31.3	$27.7	$(10.8)	$139.2

Operating revenues	$295.6	$279.8	$211.8	$226.4	$18.3	$1,031.9
Add: Net realized investment gains, excluding FIA	—	1.7	0.3	0.8	16.7	19.5

Total revenues	295.6	281.5	212.1	227.2	35.0	1,051.4
Total benefits and expenses	254.2	230.2	180.5	198.7	29.1	892.7

Income from operations before income taxes	$41.4	$51.3	$31.6	$28.5	$5.9	$158.7

As of June 30, 2012:
Total assets	$185.1	$12,318.5	$7,552.3	$6,519.6	$2,422.4	$28,997.9

	For the Six Months Ended June 30, 2011
		Deferred	Income
	Benefits	Annuities	Annuities	Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$219.8	$—	$—	$20.5	$—	$240.3
Net investment income	8.6	251.3	207.3	142.3	12.7	622.2
Policy fees, contract charges, and other	7.0	10.6	0.6	61.6	10.8	90.6
Net realized losses – FIA	—	(0.1)	—	—	—	(0.1)

Total operating revenues	235.4	261.8	207.9	224.4	23.5	953.0
Benefits and expenses:
Policyholder benefits and claims	142.8	(0.1)	—	33.3	—	176.0
Interest credited	—	157.5	173.3	123.9	(1.3)	453.4
Other underwriting and operating expenses	59.6	33.7	11.8	30.3	12.6	148.0
Interest expense	—	—	—	—	16.0	16.0
Amortization of DAC	—	28.9	1.3	2.5	—	32.7

Total benefits and expenses	202.4	220.0	186.4	190.0	27.3	826.1

Segment pre-tax adjusted operating income (loss)	$33.0	$41.8	$21.5	$34.4	$(3.8)	$126.9

Operating revenues	$235.4	$261.8	$207.9	$224.4	$23.5	$953.0
Add: Net realized investment gains, excluding FIA	—	3.1	22.9	2.0	1.8	29.8

Total revenues	235.4	264.9	230.8	226.4	25.3	982.8
Total benefits and expenses	202.4	220.0	186.4	190.0	27.3	826.1

Income (loss) from operations before income taxes	$33.0	$44.9	$44.4	$36.4	$(2.0)	$156.7

As of June 30, 2011:
Total assets, as adjusted	$189.4	$11,197.5	$7,037.6	$6,137.0	$2,350.6	$26,912.1

12. Subsequent Events

On August 8, 2012, the Company declared a dividend of $0.07 per common share, or approximately $9.7 in total, to shareholders and warrant holders of record as of August 22, 2012. The dividend will be paid on or about September 7, 2012.

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

Life Division

•

Life. We offer a wide array of insurance products such as term and universal life insurance (UL), including single premium life insurance (SPL), bank-owned life insurance (BOLI) and corporate-owned life insurance (COLI).

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

Current Outlook

During the second quarter, U.S. economic growth slowed substantially. Limited growth is expected in the second half of 2012 as a result of continued European instability and weakness, and the political uncertainty in the U.S. regarding the potential for spending cuts and the elimination of tax cuts scheduled to occur at the beginning of 2013. In response to these factors and others, policies of the Federal Reserve Board have resulted in the suppression of interest rates to historically low levels. Further, interest rates are expected to remain low for the duration of 2012 and into next year, which will create headwind for our interest-sensitive asset-based businesses, impacting sales of and margins on fixed annuities, universal life insurance policies and BOLI products.

To mitigate the risk of unfavorable consequences in this environment, such as spread compression on our in force business, we remain proactive in our investment and product strategies, interest-crediting strategies and overall asset-liability management practices. In the first half of 2012, we sold $328.3 of lower yielding, higher premium, agency RMBS where the prepayment characteristics of these securities had deteriorated. In doing so, we were able to produce realized gains while reducing our future reinvestment risk. We remain proactive in managing our prepayment and reinvestment risk and may seek similar transactions during the second half of 2012. Looking forward, we continue the pursuit of other investment strategies to help us in the current low interest rate environment, and position us well for rising interest rate scenarios.

To manage our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans we underwrite. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity. During the second quarter of 2012, we originated mortgage loans of $221.9 with an average yield of approximately 5.0%. This asset class comprised 10.5% of our invested assets as of June 30, 2012, up from 9.6% as of December 31, 2011.

To manage our way through this uncertain environment and grow profitably, we will continue to focus on the strategies outlined in Item 1 — “Business — Our Strategies” in the 2011 10-K. Our 2012 focus is to continue executing on our Grow & Diversify initiatives, while at the same time remaining focused on our core businesses and maintaining our financial strength ratings. We reached several significant milestones on these initiatives by the end of the second quarter, including the introduction of our Symetra True Variable AnnuitySM (True VA) product and a lapse protection benefit for our Classic UL product. Further, we have built an integrated process to manage group life and short- and long-term disability claims and employee leave administration. Also during the second quarter, the U.S. Supreme Court issued its ruling on the constitutionality of the Patient Protection and Affordable Care Act of 2010 (PPACA), which provided some clarity for the healthcare industry and this decision reinforced the importance our Benefits division plays in helping employers provide healthcare benefits to their employees.

We believe we have adequate levels of capital to support our current business and to fund organic and transactional growth. Opportunities for organic growth of our business and for strategic transactions have arisen as major players in the life insurance industry have exited or announced plans to exit the life and annuities marketplace. However, the success of these and other strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.

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

Deferred Policy Acquisition Costs (DAC)

Prior to the adoption of new accounting guidance, deferrable acquisition costs were those that varied with and were primarily related to the acquisition of new or renewal business, regardless of whether the efforts were successful or unsuccessful. Under the new standard, we defer only costs that are directly related to the successful acquisition or renewal of insurance contracts, including:

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

While we have restated DAC amortization to reflect the retrospective reduction in costs deferred, our policies and methodology have not changed. For more information on the impact of adoption, see Note 2 of the condensed notes to the consolidated financial statements.

The following table summarizes our DAC asset balances by segment:

	As of June 30, 2012	As of December 31, 2011
		(As adjusted)
Deferred Annuities	$265.2	$265.5
Income Annuities	42.3	37.9
Life	68.7	65.0

Total unamortized balance at end of period	376.2	368.4
Accumulated effect of net unrealized gains	(203.0)	(182.4)

Balance at end of period	$173.2	$186.0

Amortization of DAC

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

The following would generally cause an increase in DAC amortization expense:

Actual experience differs from our assumptions:

•	increases to interest margins in the current period from increased yields or decreased crediting rates;

•	increases to lapse and withdrawal rates in the current period;

•	decreases to current period expense levels;

•	significant investment prepayment related income;

•	increases to equity market returns; and

•	lower death claims.

Future assumption changes (unlocking):

•	decreases in expected future interest margins due to increases in expected renewal crediting rates and/or decreases to expected investment yields;

•	increases to expected future lapse and withdrawal rates;

•	increases to future expected expense levels;

•	significant investment prepayment activity, which results in decreased future interest margins;

•	decreases to expected equity market returns; and

•	higher expected future death claims.

We regularly conduct DAC recoverability analyses, where we compare the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balance is considered recoverable if the present value of future profits is greater than the current DAC asset balance.

In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC asset balances, which currently relate to our deferred annuity, universal life, and BOLI products, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances as of December 31, 2011:

•	if we increased our future lapse and withdrawal rate assumptions by a factor of 10%, the DAC asset balance would decrease approximately $4.9;

•	if we increased our future expense assumptions by a factor of 10%, the DAC asset balance would decrease approximately $0.5.

In addition, depending on the amount and the type of new business written in the future, we may determine that other assumptions may produce significant variations in our financial results.

We adjust the unamortized DAC balance for the accumulated effect of net unrealized gains or losses, which is recorded net of taxes in AOCI. This adjustment reflects the impact on EGPs as if the unrealized investment gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the low interest rate environment, and the corresponding adjustment decreases our DAC balance and AOCI. In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC adjustment would increase our DAC balance and increase AOCI. However, this adjustment is limited to cumulative capitalized acquisition costs plus interest, which would be $200.0, net of taxes of $130.0, in our Deferred Annuities segment, and $11.0, net of taxes of $7.1, in our Life segment as of December 31, 2011.

New Accounting Standards

For a discussion of recently adopted accounting pronouncements, see Note 2 in the accompanying unaudited interim condensed consolidated financial statements.

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

Net investment income

Net investment income represents the income earned on our investments, net of investment expenses, including prepayment related income such as bond make-whole payments. Net investment income also includes gains or losses from changes in the fair value of our investments in private equity fund limited partnerships and the amortization of tax credit investments.

Policy fees, contract charges and other

Policy fees, contract charges and other includes cost of insurance (COI) charges on our UL and BOLI policies, mortality expense, surrender and other administrative charges to policyholders, revenues from our non-insurance businesses, and reinsurance allowance fees.

Net realized investment gains (losses)

Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments, changes in fair value on our trading portfolio and changes in fair value of our FIA options and related FIA embedded derivative.

Benefits and Expenses

Policyholder benefits and claims

Policyholder benefits and claims consist of benefits paid and reserve activity on medical stop-loss, individual life and BOLI policies.

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

	As of June 30, 2012	As of December 31, 2011
		(As adjusted)
Total stockholders’ equity	$3,378.4	$3,114.9
Less: AOCI	1,188.0	1,027.3

Adjusted book value*	2,190.4	2,087.6
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,408.5	$2,305.7

Book value per common share (1)	$24.46	$22.64

Adjusted book value per common share (2)*	$18.39	$17.60

Adjusted book value per common share, as converted (3)*	$17.44	$16.75

	For the Twelve Months Ended
	June 30, 2012	December 31, 2011
		(As adjusted)
Return on stockholders’ equity, or ROE	6.6%	7.2%
Net income (4)	$203.4	$195.8
Average stockholders’ equity (5)	3,063.5	2,710.2
Operating return on average equity, or ROAE*	9.8%	9.5%
Adjusted operating income (6)*	$204.5	$190.2
Average adjusted book value (7)*	2,094.3	2,002.4

*	Represents a non-GAAP measure.
(1)	Book value per common share is calculated as stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 138.107 and 137.613 as of June 30, 2012 and December 31, 2011, respectively.
(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 119.131 and 118.637 as of June 30, 2012 and December 31, 2011, respectively.
(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 138.107 and 137.613 as of June 30, 2012 and December 31, 2011, respectively. The warrants, which will expire in 2014, have an exercise price of $11.49.
(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended June 30, 2012, this consisted of quarterly net income of $43.8, $75.4, $73.7 and $10.5.
(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of June 30, 2012, stockholder’s equity for the most recent five quarters was $3,378.4, $3,154.7, $3,114.9, $3,042.2 and $2,627.3. As of December 31, 2011, stockholder’s equity for the most recent five quarters was $3,114.9, $3,042.2, $2.627.3, $2,410.2 and $2,356.6.
(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended June 30, 2012, this consisted of quarterly adjusted operating income of $47.2, $59.3, $51.1 and $46.9. Adjusted operating income consists of net income, less after-tax net realized gains (losses), plus after-tax net realized and unrealized gains (losses) related to our FIA product. For the twelve months ended June 30, 2012, the net quarterly reconciling amounts were $(5.0), $17.7, $21.8, and $(37.2). For the twelve months ended December 31, 2011, adjusted operating income was $190.2, with a net reconciling amount of $3.8.
(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of June 30, 2012, adjusted book value for the most recent five quarters was $2,190.4, $2,154.6, $2,087.6, $2,021.1, and $2,017.6. AOCI, for the most recent five quarters was $1,188.0, $1,000.1, $1,027.3, $1,021.1and $609.7. As of December 31, 2011, adjusted book value of the most recent five quarters was $2,087.5, $2,021.0, $2,017.6, $1,966.5 and $1,919.0. AOCI, for the most recent five quarters was $1,027.3, $1,021.1, $609.7, $443.7 and $437.6.

Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Revenues:
Premiums	$146.8	$119.4	22.9%	$297.1	$240.3	23.6%
Net investment income	319.2	312.2	2.2	639.7	622.2	2.8
Policy fees, contract charges, and other	48.8	45.9	6.3	95.1	90.6	5.0
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(9.4)	(2.8)	*	(11.9)	(3.7)	*
Other net realized investment gains	3.0	16.9	(82.2)	31.4	33.4	(6.0)

Total net realized investment gains (losses)	(6.4)	14.1	*	19.5	29.7	(34.3)

Total revenues	508.4	491.6	3.4	1,051.4	982.8	7.0
Benefits and expenses:
Policyholder benefits and claims	104.5	83.7	24.9	209.7	176.0	19.1
Interest credited	230.3	225.1	2.3	459.8	453.4	1.4
Other underwriting and operating expenses	92.6	76.1	21.7	175.6	148.0	18.6
Interest expense	8.2	8.0	2.5	16.4	16.0	2.5
Amortization of deferred policy acquisition costs	15.4	16.4	(6.1)	31.2	32.7	(4.6)

Total benefits and expenses	451.0	409.3	10.2	892.7	826.1	8.1

Income from operations before income taxes	57.4	82.3	(30.3)	158.7	156.7	1.3

Total provision for income taxes	13.6	24.2	(43.8)	39.5	45.1	(12.4)

Net income	$43.8	$58.1	(24.6)%	$119.2	$111.6	6.8%

Net income per common share(1):
Basic	$0.32	$0.42	(23.8)%	$0.86	$0.81	6.2%
Diluted	$0.32	$0.42	(23.8)	$0.86	$0.81	6.2
Weighted-average common shares outstanding:
Basic	138.090	137.523	0.4%	137.933	137.408	0.4%
Diluted	138.094	137.532	0.4	137.936	137.417	0.4
Non-GAAP Financial Measures:
Adjusted operating income	$47.2	$48.5	(2.7)%	$106.5	$92.2	15.5%

Adjusted operating income per common share:
Basic	$0.34	$0.35	(2.9)%	$0.77	$0.67	14.9%
Diluted	$0.34	$0.35	(2.9)	$0.77	$0.67	14.9
Reconciliation to net income:
Net income	$43.8	$58.1	(24.6)	$119.2	$111.6	6.8
Less: Net realized investment gains (losses) (net of taxes of $(2.2), $4.9, $6.8 and $10.4)	(4.2)	9.2	*	12.7	19.3	(34.2)
Add: Net realized losses – FIA (net of taxes of $(0.4), $(0.2), $0.0 and $(0.0))	(0.8)	(0.4)	(100.0)	—	(0.1)	(100.0)

Adjusted operating income	$47.2	$48.5	(2.7)%	$106.5	$92.2	15.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
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

The following table sets forth pre-tax adjusted operating income, by segment:

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Segment pre-tax adjusted operating income (loss):
Benefits	$16.3	$19.0	(14.2)%	$41.4	$33.0	25.5%
Deferred Annuities	23.8	21.1	12.8	49.6	41.8	18.7
Income Annuities	16.8	12.6	33.3	31.3	21.5	45.6
Life	13.2	17.3	(23.7)	27.7	34.4	(19.5)
Other	(7.5)	(2.4)	*	(10.8)	(3.8)	*

Pre-tax adjusted operating income (1)	$62.6	$67.6	(7.4)%	$139.2	$126.9	9.7%

Add: Net realized investment gains (losses), excluding FIA	(5.2)	14.7	*	19.5	29.8	(34.6)

Income from operations before incomes taxes	$57.4	$82.3	(30.3)%	$158.7	$156.7	1.3%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Represents a non-GAAP measure. For a definition of this measure, see — “Use of non-GAAP Financial Measures” in the 2011 10-K.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary of Results

Net income decreased $14.3 as a result of lower pre-tax adjusted operating income and realized losses on our investment portfolio, compared to realized gains in the second quarter of 2011. In addition, the provision for income taxes decreased $10.6 on lower pre-tax income and an increase in tax credits, which drove a lower effective tax rate of 23.7% for the three months ended June 30, 2012 compared to 29.4% for the same period in 2011.

Net realized investment gains (losses) decreased $20.5. This was driven by a decrease in net gains on sales in our fixed maturity portfolio, and an increase in impairments. Net gains on sales of fixed maturities were $17.3 for the three months ended June 30, 2012 compared to $28.2 for the three months ended June 30, 2011. Impairments increased to $(9.4) for second quarter 2012, compared to $(2.8) for second quarter 2011. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income decreased due to declines in two of our four business segments, as well as higher losses in our Other segment. Further, other underwriting and operating expenses increased $16.5 over second quarter 2011 levels, primarily due to higher employee-related expenses and professional services expenses, including costs related to our Grow & Diversify initiatives.

Our Benefits segment’s profitability decreased $2.7 over second quarter 2011 levels, driven by a higher loss ratio and higher expenses related to the build out of our group life and disability income insurance business, one of our Grow & Diversify initiatives. The loss ratio increased to 65.5% for the three months ended June 30, 2012, compared to 62.4% in the prior-year period.

Our Deferred Annuities segment’s profitability increased $2.7, as the investment margin (net investment income less interest credited) increased $6.1 on higher fixed account values and a higher year-over-year interest spread. This was partially offset by increased expenses related to our True VA product, one of our Grow & Diversify initiatives that launched in June 2012.

Our Income Annuities segment’s profitability increased $4.2 on an improved interest margin and an increase in mortality gains.

Our Life segment’s profitability decreased $4.1 primarily due to higher individual claims and increased employee-related expenses primarily associated with our Grow & Diversify initiatives.

Our Other segment’s losses increased $5.1 primarily due to lower net investment income related to alternative investments and tax credit investments.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary of Results

Net income increased $7.6 as a result of higher pre-tax adjusted operating income and a lower effective tax rate, partially offset by lower net realized investment gains. The provision for income taxes decreased $5.6 due to an increase in tax credits, which drove a lower effective tax rate of 24.9% for the six months ended June 30, 2012 compared to 28.8% for the same period in 2011.

Net realized investment gains decreased $10.2, driven by higher impairments in the first half of 2012. Impairment losses were $11.9 in the first six months of 2012, compared to $3.7 for the same period in 2011. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income increased on higher profitability in three of our four business segments. Further, other underwriting and operating expenses increased $27.6 over expense levels for the first half of 2011, primarily due to higher employee-related expenses and professional services expenses, including costs related to our Grow & Diversify initiatives.

Our Benefits segment’s profitability increased $8.4 for the six months ended June 30, 2012, compared to the same period in 2011. This was driven by an improved loss ratio on a larger block of medical stop-loss business, a result of policies added from a block of business acquired in July 2011 as well as organic growth from strong sales. The loss ratio improved to 63.5% for the six months ended June 30, 2012, compared to 65.0% for the same period in 2011. This was partially offset by higher expenses related to the build out of our group life and disability income insurance business.

Our Deferred Annuities segment’s profitability increased $7.8 as the investment margin (net investment income less interest credited) increased $12.8. This was driven by a higher year-over-year base interest spread on increased fixed account values, which were partially offset by higher expenses primarily related to our True VA product.

Our Income Annuities segment’s profitability increased $9.8 on mortality gains of $11.8 during the first half of 2012, compared to mortality gains of $5.6 for the same period in 2011, as well as contributions from higher year-over-year interest spreads.

Our Life segment’s profitability decreased $6.7 primarily due to higher claims and a lower BOLI base return on assets (ROA). In addition, we experienced increased employee-related expenses, primarily related to the implementation of our Grow & Diversify initiatives.

Our Other segment’s losses increased $7.0 primarily due to lower net investment income related to alternative investments and tax credit investments.

Division Operating Results

The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Life and Other) for the three and six months ended June 30, 2012 and 2011 are set forth in the following respective sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Operating revenues:
Premiums	$137.9	$109.8	25.6%	$278.4	$219.8	26.7%
Net investment income	5.3	4.4	20.5	10.7	8.6	24.4
Policy fees, contract charges, and other	3.5	3.7	(5.4)	6.5	7.0	(7.1)

Total operating revenues	146.7	117.9	24.4	295.6	235.4	25.6
Benefits and expenses:
Policyholder benefits and claims	90.3	68.5	31.8	176.9	142.8	23.9
Other underwriting and operating expenses	40.1	30.4	31.9	77.3	59.6	29.7

Total benefits and expenses	130.4	98.9	31.9	254.2	202.4	25.6

Segment pre-tax adjusted operating income	$16.3	$19.0	(14.2)%	$41.4	$33.0	25.5%

The following table sets forth selected historical operating metrics relating to our Benefits segment for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Loss ratio (1)	65.5%	62.4%	63.5%	65.0%
Expense ratio (2)	29.1	26.9	27.8	26.3

Combined ratio (3)	94.6	89.3	91.3	91.3

Medical stop-loss – loss ratio (4)	65.8	63.6	63.8	66.5
Total sales (5)	$35.6	$23.4	$102.3	$72.1

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $2.7, primarily the result of increased expenses related to the build-out of Symetra’s group life and disability income insurance business, and a higher loss ratio. The second quarter of 2012 loss ratio increased to 65.5%, compared to 62.4% for the same period in 2011, due to reinsurance related adjustments totaling $3.3 and claims experience of the medical stop-loss business acquired in July 2011.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $28.1 driven by medical stop-loss policies added from a block of business acquired in July 2011, as well as organic growth from strong first quarter sales.

Benefits and Expenses

Policyholder benefits and claims increased $21.8 driven by growth in our medical stop-loss business. The second quarter of 2012 loss ratio increased compared to the same period in 2011, which primarily reflects higher claims on the block of business acquired in July 2011.

The $9.7 increase in other underwriting and operating expenses was driven mainly by expenses related to expansion of our group life and disability operations as part of our Grow & Diversify strategy. Also contributing to the increase were higher commissions and incentive compensation driven by improved profitability on a larger block of business.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $8.4 primarily the result of an improved loss ratio on a larger medical stop-loss block of business. The six months ended June 30, 2012 loss ratio improved to 63.5%, compared to 65.0% for the same period in 2011.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $58.6 driven by medical stop-loss policies added from a block of business acquired in July 2011, as well as organic growth from strong first quarter sales.

Benefits and Expenses

Policyholder benefits and claims increased $34.1 driven by growth in our medical stop-loss business. The six months ended June 30, 2012 loss ratio decreased as compared to the same period in 2011, which reflects favorable claims experience on a larger medical stop-loss business.

The $17.7 increase in other underwriting and operating expenses was driven by higher commissions and incentive compensation expense, which was a result of improved profitability on a larger block of business. Also contributing to the increase were expenses related to expansion of our group life and disability operations as part of our Grow & Diversify strategy.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Operating revenues:
Net investment income	$135.2	$128.2	5.5%	$269.6	$251.3	7.3%
Policy fees, contract charges, and other	5.1	5.5	(7.3)	10.2	10.6	(3.8)
Net realized losses – FIA	(1.2)	(0.6)	(100.0)	—	(0.1)	(100.0)

Total operating revenues	139.1	133.1	4.5	279.8	261.8	6.9
Benefits and expenses:
Policyholder benefits and claims	0.1	—	*	—	(0.1)	(100.0)
Interest credited	80.8	79.9	1.1	163.0	157.5	3.5
Other underwriting and operating expenses	21.2	17.5	21.1	40.2	33.7	19.3
Amortization of deferred policy acquisition costs	13.2	14.6	(9.6)	27.0	28.9	(6.6)

Total benefits and expenses	115.3	112.0	2.9	230.2	220.0	4.6

Segment pre-tax adjusted operating income	$23.8	$21.1	12.8%	$49.6	$41.8	18.7%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Account values—Fixed annuities	$10,963.7	$10,127.3
Account values—Variable annuities	715.9	796.9
Interest spread (1)	1.88%	1.81%	1.91%	1.83%
Base earned yield	4.87	5.06	4.90	5.08
Base credited yield	3.03	3.25	3.03	3.26

Base interest spread (2)	1.84	1.81	1.87	1.82

Total sales (3)	$325.5	$446.5	$679.3	$1,064.9

(1)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees. Interest is credited on a daily basis and therefore quarters with more/less days of interest reduces/increases interest spread and base interest spread.
(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, net of any related deferred sales inducement unlocking, and the MBS prepayment speed adjustment. Interest is credited on a daily basis and therefore quarters with more/less days of interest reduces/increases interest spread and base interest spread.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $2.7, primarily driven by higher fixed annuities account values, which increased $0.9 billion to $11.0 billion. Also contributing to the increase in income was a higher year-over-year interest spread, reflecting continued disciplined pricing on new business and management of renewal crediting rates on existing business. These results were partially offset by higher expenses primarily related to our True VA product, which was launched in June 2012.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $7.0, driven by a $0.9 billion increase in average invested assets from increased fixed annuities account values. This income growth from higher average invested assets was partially offset by lower yields on fixed maturity purchases. Additionally, prepayment-related income increased $1.1, to $1.2 for the three months ended June 30, 2012 compared to $0.1 for the same period in 2011.

Benefits and Expenses

Interest credited increased $0.9, primarily due to a $0.9 billion increase in average fixed annuities account values. DAC amortization, which normally increases as account values increase, decreased $1.4 as a result of an adjustment to our DAC model and lower lapses than previously assumed in our models. Other underwriting and operating expenses increased $3.7, primarily related to expenses associated with our True VA product.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $7.8, primarily driven by higher fixed annuities account values, which increased $0.9 billion to $11.0 billion. Also contributing to the increase in income was a higher year-over-year base interest spread, reflecting continued disciplined pricing on new business and management of renewal crediting rates on existing business. These results were partially offset by higher expenses related to our True VA product.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $18.3, driven by a $1.1 billion increase in average invested assets from increased fixed annuities account values. This income growth from higher average invested assets was partially offset by lower yields on fixed maturity purchases and recent commercial mortgage loan originations.

Benefits and Expenses

Interest credited increased $5.5, primarily due to a $1.1 billion increase in average fixed annuities account values. DAC amortization, which normally increases as account values increase, decreased $1.9 as a result of an adjustment to our DAC model and lower lapses than previously assumed in our models. Other underwriting and operating expenses increased $6.5, primarily related to expenses associated with our True VA product.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income	$104.5	$102.3	2.2%	$208.6	$207.3	0.6%
Policy fees, contract charges, and other	2.0	0.4	*	3.2	0.6	*

Total operating revenues	106.5	102.7	3.7	211.8	207.9	1.9
Benefits and expenses:
Interest credited	82.9	83.6	(0.8)	167.4	173.3	(3.4)
Other underwriting and operating expenses	5.9	5.9	—	11.6	11.8	(1.7)
Amortization of deferred policy acquisition costs	0.9	0.6	50.0	1.5	1.3	15.4

Total benefits and expenses	89.7	90.1	(0.4)	180.5	186.4	(3.2)

Segment pre-tax adjusted operating income	$16.8	$12.6	33.3%	$31.3	$21.5	45.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reserves (1)	$6,613.6	$6,646.6
Interest spread (2)	0.70%	0.48%	0.64%	0.55%
Base earned yield	6.16	6.09	6.12	6.11
Base credited yield	5.57	5.59	5.58	5.61

Base interest spread (3)	0.59	0.50	0.54	0.50

MBS prepayment speed adjustment (4)	$0.1	$(0.7)	$0.2	$1.1
Mortality gains (5)	6.4	4.9	11.8	5.6
Total sales (6)	95.3	38.7	151.1	103.2

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums and the MBS prepayment speed adjustment.
(4)	MBS prepayment speed adjustment is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.
(5)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(6)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $4.2 primarily due to higher interest spreads on slightly lower reserves and an increase in mortality gains, which was partially offset by lower income from funding services activity.

In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $2.2 driven by an increase in base earned yields, which is a result of higher year-over-year allocations of mortgage loans. Also contributing to the increase was a $2.2 increase in prepayment-related income, primarily due to make whole premiums received on bond prepayments and favorable changes in our MBS prepayment speed adjustment. Total prepayment-related income was $1.8 for the second quarter of 2012, compared to $(0.4) for the second quarter of 2011.

Benefits and Expenses

Interest credited decreased $0.7 driven primarily by favorable mortality experience as we experienced mortality gains of $6.4 in the second quarter of 2012, compared to gains of $4.9 in the second quarter of 2011. Mortality experience is volatile and can fluctuate significantly from quarter to quarter. In addition, lower interest credited on slightly lower reserves was offset by decreased funding services activity.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $9.8 primarily due to mortality gains of $11.8 during the six months ended June 30, 2012, compared to gains of $5.6 for the same period in 2011. Higher base interest spreads on slightly lower reserves also contributed to the improved earnings.

In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $1.3, driven by an increase in prepayment-related income, primarily make whole premiums on bond prepayments and mortgage loan prepayment fees, partially offset by unfavorable changes in our MBS prepayment speed adjustment.

Benefits and Expenses

Interest credited decreased $5.9 driven primarily by favorable mortality experience as we experienced mortality gains of $11.8 for the six months ended June 30, 2012, compared to gains of $5.6 in the same period in 2011. Mortality experience is volatile and can fluctuate significantly from quarter to quarter. In addition, lower interest credited on slightly lower reserves was offset by decreased funding services activity.

Life

The following table sets forth the results of operations relating to our Life segment:

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Operating revenues:
Premiums	$8.9	$9.6	(7.3)%	$18.7	$20.5	(8.8)%
Net investment income	71.8	71.1	1.0	143.4	142.3	0.8
Policy fees, contract charges, and other	32.6	30.9	5.5	64.3	61.6	4.4

Total operating revenues	113.3	111.6	1.5	226.4	224.4	0.9
Benefits and expenses:
Policyholder benefits and claims	14.1	15.2	(7.2)	32.8	33.3	(1.5)
Interest credited	67.3	62.2	8.2	130.5	123.9	5.3
Other underwriting and operating expenses	17.4	15.7	10.8	32.7	30.3	7.9
Amortization of deferred policy acquisition costs	1.3	1.2	8.3	2.7	2.5	8.0

Total benefits and expenses	100.1	94.3	6.2	198.7	190.0	4.6

Segment pre-tax adjusted operating income	$13.2	$17.3	(23.7)%	$27.7	$34.4	(19.5)%

The following table sets forth selected historical operating metrics relating to our Life segment as of, or for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Individual insurance:
Individual claims (1)	$15.1	$12.1	$30.8	$27.8
UL account value (2)	714.6	635.5
UL interest spread (3)	1.70%	1.58%	1.70%	1.72%
UL base interest spread (4)	1.66	1.61	1.68	1.68
Individual sales (5)	$3.2	$2.9	$6.2	$5.3
BOLI:
BOLI account value (2)	$4,587.3	$4,442.0
BOLI ROA (6)	1.00%	0.98%	1.00%	1.07%
BOLI base ROA (7)	0.91	1.01	0.92	1.06
BOLI sales (8)	$—	$—	$2.0	$—

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(2)	UL account value and BOLI account value represent our liabilities to our policyholders. UL account values include SPL account values of $203.1 and $114.9 as of June 30, 2012 and 2011, respectively.
(3)	UL interest spread, excluding SPL, is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(4)	UL base interest spread, excluding SPL, is UL interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(5)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.
(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(7)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(8)	BOLI sales represents 10% of new BOLI total deposits.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $4.1 primarily driven by higher individual claims experience, and increased employee-related expenses related to our Grow & Diversify initiatives.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $0.7, driven by an increase in average invested assets, primarily related to BOLI and UL account values. This was partially offset by lower yields in 2012 on asset purchases, including reinvestment, over the past twelve months.

Policy fees, contract charges, and other increased $1.7 due to higher COI and administrative fees on larger blocks of business for our UL and BOLI products.

Benefits and Expenses

Benefit related expenses (policyholder benefits and claims, and interest credited) increased $4.0, primarily due to higher claims on our individual insurance business. In addition, we experienced an increase in incurred interest on higher BOLI and UL account values that was partially offset by lower BOLI claims. Other underwriting and operating expenses increased $1.7 associated with employee-related expenses.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $6.7 primarily driven by higher individual claims experience, and a lower BOLI base ROA as a result of lower reinvestment rates. Also contributing to the earnings decline was higher administrative expenses associated with the build out of the Life Division team and expenses related to our Grow & Diversify initiatives.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $1.1 due to an increase in average invested assets, primarily related to higher BOLI and UL account values. This was partially offset by lower yields in the six months ended June 30, 2012, compared to the same period in 2011, which was the result of lower yields on asset purchases over the past twelve months.

Benefits and Expenses

Benefit related expenses (policyholder benefits and claims, and interest credited) increased $6.1. This was primarily driven by higher claims on our individual insurance products, as well as an increase in interest credited on higher BOLI and UL account values. Other underwriting and operating expenses increased $2.4 due to higher employee-related expenses, primarily related to the implementation of our Grow & Diversify initiatives.

Other

The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended June 30,		QTD Variance (%)	Six Months Ended June 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income	$2.4	$6.2	(61.3)%	$7.4	$12.7	(41.7)%
Policy fees, contract charges, and other	5.6	5.4	3.7	10.9	10.8	0.9

Total operating revenues	8.0	11.6	(31.0)	18.3	23.5	(22.1)
Benefits and expenses:
Interest credited	(0.7)	(0.6)	(16.7)	(1.1)	(1.3)	15.4
Other underwriting and operating expenses	8.0	6.6	21.2	13.8	12.6	9.5
Interest expense	8.2	8.0	2.5	16.4	16.0	2.5

Total benefits and expenses	15.5	14.0	10.7%	29.1	27.3	6.6%

Segment pre-tax adjusted operating loss	$(7.5)	$(2.4)	*	$(10.8)	$(3.8)	*

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $7.5 for the second quarter of 2012 compared with losses of $2.4 for the same period in 2011. This decline in results was primarily due to lower net investment income on alternative and tax credit investments. Tax credit investments reduce investment income, but provide tax benefits that help decrease our effective tax rate. See “Investments – Investments in Limited Partnerships — Tax Credit Investments” for further information. Additionally, lower yields on our fixed maturities were partially offset by increased mortgage loan investment income.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $10.8 for the six months ended June 30, 2012 compared with losses of $3.8 for the same period in 2011. This decline in results was primarily due to lower net investment income, mainly related to tax credit and alternative investments.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of June 30, 2012 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our marked-to-market portfolio of securities, also referred to as our equity investments, mainly support investment strategies including asset and liability matching strategies for certain long-duration insurance products. These equity investments include common stock, investments in REITs and convertible bonds. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns to support a portion of our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of June 30, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,439.9	83.0%	$21,968.8	83.9%
Private	860.9	3.2	936.4	3.6
Marketable equity securities, available-for-sale(1)	49.8	0.2	50.3	0.2
Marketable equity securities, trading(2)	501.8	1.9	381.7	1.4
Mortgage loans, net	2,827.8	10.5	2,517.6	9.6
Policy loans	67.8	0.2	69.0	0.3
Investments in limited partnerships(3):
Private equity funds	27.9	0.1	27.8	0.1
Tax credit investments	219.8	0.8	199.1	0.8
Other invested assets	41.9	0.1	21.0	0.1

Total	$27,037.6	100.0%	$26,171.7	100.0%

(1)	Primarily includes non-redeemable preferred stock.
(2)	Includes investments in common stock, including REITs, and investments in mutual funds.
(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.

The increase in invested assets during the first six months of 2012 is primarily due to portfolio growth generated by sales of fixed deferred annuities and an increase in the net unrealized gain position of our available-for-sale fixed maturities. As of June 30, 2012 and December 31, 2011, we had net unrealized gains of $2.1 billion and $1.8 billion on our fixed maturity portfolio, respectively.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.32%	$281.4	5.42%	$283.1
Marketable equity securities, available-for-sale	8.45	1.2	8.46	1.1
Marketable equity securities, trading	2.71	2.9	2.91	2.2
Mortgage loans, net	6.06	41.7	6.36	31.3
Policy loans	5.67	0.9	5.84	1.0
Investments in limited partnerships:
Private equity funds	3.21	0.2	22.84	1.7
Tax credit investments(2)	(6.57)	(4.5)	(5.92)	(3.0)
Other income producing assets(3)	2.68	2.1	1.70	1.4

Gross investment income before investment expenses	5.20	325.9	5.35	318.8
Investment expenses	(0.11)	(6.7)	(0.11)	(6.6)

Net investment income	5.09%	$319.2	5.24%	$312.2

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative yield from these tax credit investments is offset by U.S. federal income tax benefits. The total benefit to net income was $4.2 and $2.2 for the three months ended June 30, 2012 and 2011, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the three months ended June 30, 2012, net investment income increased 2.2% compared to the same period in 2011, driven by an increase in invested assets on sales of our fixed deferred annuities. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.09% for the three months ended June 30, 2012 from 5.24% for the same period in 2011. This reduction reflects the prolonged low interest rate environment. In an attempt to mitigate the effects of this, we continued to increase our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities.

We continue to experience prepayment activity and related prepayment income as a result of the low interest rate environment. Prepayment-related income generated approximately 7 basis points (bps) of yield in the three months ended June 30, 2012, compared to a decrease of (1)bp in the same period in 2011. Prepayment-related income includes amounts from corporate action activities, such as make-whole premiums or consent fees on early calls of fixed maturities, prepayment fees on commercial mortgage loans and prepayment speed adjustments on structured securities. Make-whole premiums and consent fees are collected when borrowers elect to call or prepay their debt prior to the stated maturity, allowing investors to attain similar yields as if the borrower made all scheduled interest payments. The cash inflows from prepayment activity, which is typically from higher-yielding investments, are then reinvested into new assets at current yields, which are typically lower.

In June 2012, U.S. banking regulators announced that, beginning in 2013, trust preferred securities, or TruPS, issued by banks would no longer be treated as Tier 1 Capital. Many TruPS have features that allow the issuer to call the security at par upon a regulatory event such as this. As a result, we expect calls of TruPS during the remainder of 2012. As of June 30, 2012, we held, on an amortized cost basis, $244.6 of these callable securities of which we have already received redemption notices for $92.7. Generally, we do not expect to receive prepayment related income on these redemptions.

The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.35%	$565.7	5.49%	$569.8
Marketable equity securities, available-for-sale	6.44	1.7	6.45	1.7
Marketable equity securities, trading	2.78	5.6	2.53	3.1
Mortgage loans, net	6.18	82.6	6.29	59.2
Policy loans	5.62	1.9	5.78	2.0
Investments in limited partnerships:
Private equity and hedge funds	5.40	0.6	14.85	2.4
Tax credit investments(2)	(6.72)	(8.9)	(6.30)	(6.3)
Other income producing assets(3)	2.54	3.9	1.65	2.7

Gross investment income before investment expenses	5.24	653.1	5.39	634.6
Investment expenses	(0.11)	(13.4)	(0.11)	(12.4)

Net investment income	5.13%	$639.7	5.28%	$622.2

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative yield from these tax credit investments is offset by U.S. federal income tax benefits. The total benefit to net income was $8.7 and $4.3 for the six months ended June 30, 2012 and 2011, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the six months ended months ended June 30, 2012, net investment income increased 2.8% compared to the same period in 2011, driven by an increase in invested assets on sales of our fixed deferred annuities. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.13% for the six months ended June 30, 2012 from 5.28% for the same period in 2011. This reduction reflects the prolonged low interest rate environment. Yields on fixed maturity purchases in the six months ended June 30, 2012 were approximately 250 bps lower than the average yield on existing fixed maturity investments. In an attempt to mitigate the effects of this, we continued to increase our underwriting of commercial mortgage loans. Additionally, prepayment-related income generated 8bps of yield in the first six months of 2012, compared to 3bps of yield in the same period in 2011.

Net Realized Investment Gains (Losses)

In the second quarter 2012, our portfolio produced net realized losses of $6.4 as compared to net realized gains $14.1 for the same period in 2011, primarily due to a $10.9 decrease in gains on sales of our fixed maturities. During the second quarter of 2011, we began identifying specific securities for sale to reduce our prepayment risk. While this strategy continued in the second quarter of 2012, we experienced lower gains on sales of these securities. Additionally, we had higher impairments associated with securities that we intend to sell.

For the six months ended June 30, 2012, our portfolio produced net realized gains of $19.5, as compared to $29.7 for the same period in 2011, primarily due to an $8.2 increase in impairments on securities we intend to sell.

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains on sales of fixed maturities	$23.1	$29.7	$33.0	$32.4
Gross realized losses on sales of fixed maturities	(5.8)	(1.5)	(7.9)	(7.6)
Impairments:
Public fixed maturities(1)	(1.0)	(0.2)	(2.2)	(0.6)
Private fixed maturities	—	—	—	—

Total credit-related	(1.0)	(0.2)	(2.2)	(0.6)
Other	(8.4)	(2.6)	(9.7)	(3.1)

Total impairments	(9.4)	(2.8)	(11.9)	(3.7)
Net gains (losses) on trading securities	(9.4)	(7.7)	8.6	4.5
Other net investment gains (losses)(2):
Other gross gains	2.0	2.7	8.3	12.7
Other gross losses	(6.9)	(6.3)	(10.6)	(8.6)

Net realized investment gains (losses) before taxes	$(6.4)	$14.1	$19.5	$29.7

(1)	Public fixed maturities include publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and DSI.

Impairments

We monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three and six months ended June 30, 2012 were driven by write-downs of securities we intend to sell, including a $7.2 impairment of one holding, which significantly declined in value during the second quarter. For those issuers for which we recorded a credit-related impairment during 2012, we had remaining holdings with an amortized cost of $65.9 and a fair value of $63.2 as of June 30, 2012. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.

Fixed Maturity Securities

Fixed maturities represented approximately 86% and 88% of invested assets as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, publicly traded and privately placed fixed maturities represented 96.3% and 3.7%, respectively, of our total fixed maturity portfolio at fair value. We invest in privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s. NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by Standard & Poor’s. In recent years, the NAIC adopted a modeling approach to determine the NAIC designation for RMBS and CMBS securities. As a result, the NAIC designation for structured securities may not correspond to the Standard & Poor’s designations described.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of June 30, 2012			As of December 31, 2011
		Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,413.9	$13,890.1	59.6%	$12,684.8	$13,987.6	61.1%
2	BBB	7,339.6	8,027.5	34.5	6,792.9	7,409.5	32.3

	Total investment grade	19,753.5	21,917.6	94.1	19,477.7	21,397.1	93.4
3	BB	796.2	807.5	3.5	902.9	897.8	3.9
4	B	481.9	468.2	2.0	549.4	507.5	2.2
5	CCC & lower	129.1	104.3	0.4	124.4	96.2	0.4
6	In or near default	3.3	3.2	—	7.0	6.6	0.1

	Total below investment grade	1,410.5	1,383.2	5.9	1,583.7	1,508.1	6.6

Total		$21,164.0	$23,300.8	100.0%	$21,061.4	$22,905.2	100.0%

Below investment grade securities comprised 5.9% and 6.6% of our fixed maturities portfolio as of June 30, 2012 and December 31, 2011, respectively. The decline in the relative amount of below investment grade fixed maturities is primarily due to securities that were called or prepaid during 2012, or were upgraded to investment grade. We held NAIC 5 and 6 designated securities with gross unrealized losses of $28.9 as of June 30, 2012, of which $19.2, or 66.4%, related to five issuers. Our analysis of these issuers, including management’s best estimates of future cash flows where appropriate, supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers, the majority of which are municipal bonds. As of June 30, 2012, fixed maturities with monoline guarantees had an amortized cost of $511.1 and a fair value of $550.6, with gross unrealized losses of $2.0, compared to an amortized cost of $513.4 and a fair value of $543.4, with gross unrealized losses of $4.2 as of December 31, 2011. As of June 30, 2012, $514.4, or 93.4%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both when including and excluding the effect of the monoline insurance. The credit ratings in the table above reflect, where applicable, the guarantees provided by monoline bond insurers.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,834.6	$167.9	$(6.4)	$1,996.1	8.5%	$(0.7)
Consumer staples	2,481.6	305.6	(8.4)	2,778.8	11.9	(1.4)
Energy	828.7	99.4	(3.0)	925.1	4.0	—
Financials	1,850.8	125.5	(51.3)	1,925.0	8.3	(0.7)
Health care	1,304.1	179.4	(1.1)	1,482.4	6.4	(1.7)
Industrials	2,910.7	393.0	(3.9)	3,299.8	14.2	0.5
Information technology	338.8	44.2	(0.1)	382.9	1.6	—
Materials	1,365.0	129.8	(19.0)	1,475.8	6.3	(11.0)
Telecommunication services	708.1	72.9	(9.6)	771.4	3.3	(0.8)
Utilities	1,687.0	237.7	(15.8)	1,908.9	8.2	(0.1)

Total corporate securities	15,309.4	1,755.4	(118.6)	16,946.2	72.7	(15.9)
U.S. government and agencies	162.9	4.6	(0.1)	167.4	0.7	(0.1)
State and political subdivisions	611.8	40.5	(0.6)	651.7	2.8	(0.1)
Residential mortgage-backed securities:
Agency	2,650.3	245.8	(0.6)	2,895.5	12.4	—
Non-agency:
Prime	250.0	6.7	(5.9)	250.8	1.1	(12.2)
Alt-A	82.8	2.9	(1.8)	83.9	0.4	(4.4)

Total residential mortgage-backed securities	2,983.1	255.4	(8.3)	3,230.2	13.9	(16.6)
Commercial mortgage-backed securities	1,642.9	156.2	(2.1)	1,797.0	7.7	(1.8)
Other debt obligations	453.9	54.8	(0.4)	508.3	2.2	(3.8)

Total	$21,164.0	$2,266.9	$(130.1)	$23,300.8	100.0%	$(38.3)

	As of December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,578.6	$138.5	$(8.1)	$1,709.0	7.5%	$(0.7)
Consumer staples	2,409.3	308.3	(6.9)	2,710.7	11.8	(1.4)
Energy	768.4	94.9	(4.0)	859.3	3.8	—
Financials	1,882.1	90.5	(93.3)	1,879.3	8.2	(0.7)
Health care	1,280.3	156.6	(3.3)	1,433.6	6.3	(1.8)
Industrials	2,887.3	344.0	(10.8)	3,220.5	14.0	0.4
Information technology	355.2	39.0	(0.2)	394.0	1.7	—
Materials	1,270.3	110.5	(24.9)	1,355.9	5.9	(11.4)
Telecommunication services	666.4	66.9	(17.6)	715.7	3.1	(0.8)
Utilities	1,719.2	223.0	(15.9)	1,926.3	8.4	(0.1)

Total corporate securities	14,817.1	1,572.2	(185.0)	16,204.3	70.7	(16.5)
U.S. government and agencies	60.3	3.8	—	64.1	0.3	(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	2.8	(0.1)
Residential mortgage-backed securities:
Agency	3,019.5	243.8	(0.5)	3,262.8	14.2	—
Non-agency:
Prime	278.3	8.3	(13.8)	272.8	1.2	(25.7)
Alt-A	90.6	2.1	(3.3)	89.4	0.4	(8.2)

Total residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	15.8	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	8.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	2.4	(4.1)

Total	$21,061.4	$2,054.1	$(210.3)	$22,905.2	100.0%	$(57.3)

During the six months ended June 30, 2012, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. As of June 30, 2012, there was $51.3 of gross unrealized losses in financial sector securities, compared to $93.3 as of December 31, 2011. The losses were primarily associated with long dated subordinated, hybrid, and preferred securities, and the securities’ prices reflect relatively wide financial sector credit spreads. Financial sector credit spreads were wider at December 31, 2011 due to heightened concerns over the European debt crisis and its potential impact on the industry. Improvement in gross unrealized losses can also be attributed to generally lower interest rates, particularly intermediate and long-term rates, and tendered securities. Additionally, as of June 30, 2012, $14.8 of the gross unrealized losses were related to a single holding. Based on our analysis of this security, as well as our other financial sector holdings in an unrealized loss position, we expect to recover the entire amortized cost.

The portfolio does not have significant exposure to any single issuer. As of June 30, 2012 and December 31, 2011, the fair value of our ten largest corporate securities holdings was $1,540.8 and $1,505.0, or 9.1% and 9.3% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $215.9, or 1.3% of total corporate securities, as of June 30, 2012. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2011, the fair value of our largest exposure to a single issuer of corporate securities was $221.5, or 1.4% of total corporate securities, all of which had an NAIC rating of 2 or higher.

Fixed Maturity Securities in European Countries

The following table summarizes our exposure to fixed maturities in European countries, denominated in U.S. dollars and separated into sovereign debt, financial industry and other corporate debt. The country designation is based on the issuer’s country of incorporation.

	As of June 30, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$33.4	$503.9	$537.3	36.3%	$483.0
Netherlands	—	—	475.2	475.2	32.1	438.6
Luxembourg	—	—	134.3	134.3	9.1	119.6
Switzerland	—	104.9	—	104.9	7.1	101.8
France	—	16.5	85.9	102.4	6.9	101.0
Sweden	—	—	49.2	49.2	3.3	43.0
Germany	—	9.2	9.9	19.1	1.3	22.2
Spain	—	—	14.4	14.4	0.9	14.6
Italy	—	—	14.5	14.5	0.9	13.4
Belgium	—	—	7.7	7.7	0.5	7.1
Norway	—	0.7	6.5	7.2	0.5	6.1
Greece	—	—	4.7	4.7	0.3	4.0
Finland	—	—	4.3	4.3	0.3	4.2
Austria	—	—	4.0	4.0	0.3	3.9
Ireland	—	—	1.0	1.0	0.1	1.0
Portugal	0.8	—	—	0.8	0.1	0.9

Total	$0.8	$164.7	$1,315.5	$1,481.0	100.0%	$1,364.4

As of June 30, 2012, the fair value of our fixed maturities in European countries was 6.4% of our total fixed maturities portfolio. These fixed maturities had gross unrealized losses of $18.7 as of June 30, 2012. The fair value of our ten largest European country holdings was $898.6, or 3.9% of the fixed maturities portfolio. The fair value of our largest single issuer exposure to a European country was $121.8, or 0.5% of the portfolio.

Effective July 1, 2012, Washington state, our primary state of domicile, increased the percentage of assets our primary insurance subsidiary is able to invest in foreign securities to 20% from 10% of statutory admitted assets. We expect to take advantage of these new limits during 2012. This opportunity provides us with additional flexibility to invest in high-quality foreign corporate securities with a focus on investment grade securities.

Fixed Maturity Securities by Contractual Maturity Date

As of June 30, 2012 and December 31, 2011, approximately 22% and 24%, respectively, of the fair value of our fixed maturity portfolio was held in mortgage-backed securities, and approximately 22% and 23%, respectively, was related to securities that are due after ten years, which we consider to be longer duration assets. Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of June 30, 2012 and December 31, 2011, approximately 75% and 78%, respectively of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads. Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of June 30, 2012.

Mortgage-Backed Securities

As of June 30, 2012, our fixed maturity securities portfolio included $5.0 billion of residential and commercial mortgage-backed securities at fair value. Approximately 67% of these securities are agency securities and approximately 26% are AAA rated non-agency securities in the most senior tranche of the structure type.

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

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of June 30, 2012		As of December 31, 2011
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$2,895.5	10.7%	$3,262.8	12.5%
Non-agency:
Prime	250.8	0.9	272.8	1.0
Alt-A	83.9	0.3	89.4	0.3

Subtotal non-agency	334.7	1.2	362.2	1.3

Total	$3,230.2	11.9%	$3,625.0	13.8%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on highest rating by Moody’s, S&P, or Fitch.

	As of June 30, 2012
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2011
Vintage:
2007	—	—	—	—	19.5	19.5	21.4
2006	—	—	—	—	83.6	83.6	94.5
2005	—	—	3.3	—	94.8	98.1	104.7
2004 and prior	108.7	10.6	11.8	—	0.5	131.6	148.3

Total amortized cost	$108.7	$10.6	$15.1	$—	$198.4	$332.8	$368.9

Net unrealized gains (losses)	3.7	0.4	0.5	—	(2.7)	1.9	(6.7)

Total fair value	$112.4	$11.0	$15.6	$—	$195.7	$334.7	$362.2

On a fair value basis, as of June 30, 2012, our Alt-A portfolio was 88.9% fixed rate collateral and 11.1% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have a better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

As of June 30, 2012, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.3%, 7.5% and 8.9%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We monitor delinquency rates associated with these securities, and as of June 30, 2012, we believe that our credit enhancements are sufficient to cover potential delinquencies.

As of June 30, 2012 and December 31, 2011, 62.0% and 59.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of June 30, 2012, our RMBS had gross unamortized premiums and discounts of $55.1 and $71.1, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of June 30, 2012						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Agency:
CMO:
2012	$108.5	$1.7	$110.2	$2.8	$(2.1)	4.1%	$—	$—
2011	272.9	21.3	294.2	11.7	(1.4)	3.5	0.1	0.1
2010	475.1	58.3	533.4	14.4	(9.4)	4.5	—	0.3
2009	198.5	25.9	224.4	2.0	(2.3)	4.8	—	0.1
2008	4.1	0.2	4.3	—	—	5.8	—	—
2007	23.6	1.3	24.9	0.9	—	6.5	—	(0.1)
2006	22.5	1.2	23.7	—	—	6.7	—	—
2005	49.5	6.5	56.0	0.4	—	6.3	—	—
2004 and prior	519.2	73.6	592.8	14.2	(5.2)	6.2	0.3	0.6

Total Agency CMO	$1,673.9	$190.0	$1,863.9	$46.4	$(20.4)	5.0%	$0.4	$1.0
Passthrough:
2012	$10.4	$—	$10.4	$—	$(0.4)	3.7%	$—	$—
2011	30.6	0.6	31.2	—	(1.3)	3.9	—	—
2010	203.0	9.8	212.8	0.1	(7.9)	4.7	—	—
2009	581.1	29.9	611.0	—	(22.9)	5.8	0.1	0.2
2008	40.4	3.6	44.0	—	(0.8)	6.3	—	—
2007	29.4	2.7	32.1	0.2	(0.6)	6.4	—	—
2006	9.8	1.0	10.8	0.1	—	6.5	—	—
2005	11.0	1.3	12.3	0.5	(0.1)	5.2	—	—
2004 and prior	60.7	6.3	67.0	1.0	(0.5)	5.8	—	—

Total Agency Passthrough	$976.4	$55.2	$1,031.6	$1.9	$(34.5)	5.5%	$0.1	$0.2

Total Agency RMBS	$2,650.3	$245.2	$2,895.5	$48.3	$(54.9)	5.2%	$0.5	$1.2

Non-Agency:
2008-2012	$—	$—	$—	$—	$—	—%	$—	$—
2007	19.5	0.7	20.2	5.5	—	6.0	—	—
2006	83.6	—	83.6	11.6	—	6.0	—	1.3
2005	98.2	(3.0)	95.2	2.6	—	5.7	0.1	0.2
2004 and prior	131.5	4.2	135.7	3.1	(0.2)	5.9	—	0.2

Total Non-Agency RMBS	$332.8	$1.9	$334.7	$22.8	$(0.2)	5.9%	$0.1	$1.7

Total RMBS	$2,983.1	$247.1	$3,230.2	$71.1	$(55.1)	5.3%	$0.6	$2.9

There are various U.S. Government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio. For example, changes to HARP (Home Affordable Refinance Program), which targets borrowers whose mortgages are owned or guaranteed by Freddie Mac or Fannie Mae, are current on their mortgages, and have loan-to-values exceeding 80% among other qualifying requirements, went into effect in March 2012. Also, the extension of HAMP (Home Affordable Modification Program), which targets employed borrowers facing financial hardship to reduce their mortgage payments through 2013, may increase prepayments. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

During the six months ended June 30, 2012, we strategically sold $328.3 of lower yielding, higher premium agency RMBS securities for gains totaling $19.2 while reducing future reinvestment risk. We plan to continue to manage our prepayment and reinvestment risk through similar transactions during 2012.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of June 30, 2012		As of December 31, 2011
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$466.3	1.7%	$521.0	2.0%
Non-Agency	1,330.7	4.9	1,316.0	5.0

Total	$1,797.0	6.6%	$1,837.0	7.0%

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 11 securities having a fair value of $316.2 and an amortized cost of $277.3 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of June 30, 2012
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2011
Vintage:
2012	$46.7	$—	$—	$—	$—	$46.7	$—
2011	136.2	—	—	—	—	136.2	115.7
2010	1.1	—	—	—	—	1.1	1.2
2009	—	—	—	—	—	—	—
2008	51.0	18.7	—	—	—	69.7	69.7
2007	402.4	—	—	—	—	402.4	422.1
2006	158.9	—	—	—	11.5	170.4	170.0
2005	241.3	—	—	—	—	241.3	258.7
2004 and prior	124.5		2.3	—	5.4	132.2	165.0

Total amortized cost	$1,162.1	$18.7	$2.3	$—	$16.9	$1,200.0	$1,202.4

Net unrealized gains (losses)	127.5	3.4	—	—	(0.2)	130.7	113.6

Total fair value	$1,289.6	$22.1	$2.3	$—	$16.7	$1,330.7	$1,316.0

As of June 30, 2012, our CMBS portfolio is highly concentrated in the most senior tranches, with 95.1% of our AAA-rated securities in the most senior tranche with significant credit enhancement, based on amortized cost.

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

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of June 30, 2012
	Super Senior			Other Structures			Total AAA Securities at Amortized Cost
	Super Senior			Other Senior	Other Subordinate
		Mezzanine	Junior			Other
Vintage:
2012	$30.6	$—	$—	$—	$—	$16.1	$46.7
2011	—	—	—	136.2	—	—	136.2
2010	—	—	—	1.1	—	—	1.1
2009	—	—	—	—	—	—	—
2008	51.0	—	—	—	—	—	51.0
2007	398.4	—	—	4.0	—	—	402.4
2006	158.9	—	—	—	—	—	158.9
2005	131.3	25.4	—	84.6	—	—	241.3
2004 and prior	—	—	—	109.4	15.1	—	124.5

Total	$770.2	$25.4	$—	$335.3	$15.1	$16.1	$1,162.1

	As of December 31, 2011
Total	$760.4	$27.1	$—	$347.0	$27.6	$—	$1,162.1

The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, as of June 30, 2012 was 30.0%. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

	As of June 30, 2012						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Agency:
CMO:
2012	$—	$—	$—	$—	$—	—%	$—	$—
2011	44.7	2.3	47.0	—	(1.3)	4.9	—	—
2010	21.5	2.0	23.5	—	(1.7)	5.0	—	—
2009	10.5	1.7	12.2	—	—	6.5	—	—
2008	30.8	0.6	31.4	—	(1.2)	4.7	(0.1)	—
2007	53.8	1.3	55.1	—	(2.8)	5.6	(0.1)	(0.1)
2006	58.7	(0.3)	58.4	—	(2.9)	5.7	0.1	—
2005	31.8	1.0	32.8	—	(1.4)	5.8	—	—
2004 and prior	106.2	9.3	115.5	—	(3.2)	6.7	(0.1)	(0.2)

Total Agency CMO	$358.0	$17.9	$375.9	$—	$(14.5)	5.8%	$(0.2)	$(0.3)
Passthrough:
2005-2012	$—	$—	$—	$—	$—	—%	$—	$—
2004 and prior	84.9	5.5	90.4	0.2	(2.6)	7.5	—	—

Total Agency Passthrough	$84.9	$5.5	$90.4	$0.2	$(2.6)	7.5%	$—	$—

Total CMBS Agency	$442.9	$23.4	$466.3	$0.2	$(17.1)	6.1%	$(0.2)	$(0.3)

Non-Agency:
2012	$46.7	$0.4	$47.1	$—	$(0.8)	4.8%	$—	$—
2011	136.2	5.9	142.1	—	(1.6)	5.5	—	—
2010	1.1	0.1	1.2	—	—	4.1	—	—
2009	—	—	—	—	—	—	—	—
2008	69.8	7.7	77.5	1.4	(0.2)	6.1	—	—
2007	402.4	59.4	461.8	15.1	(0.3)	5.8	—	—
2006	170.4	24.6	195.0	7.0	(0.9)	5.9	0.1	0.1
2005	241.3	29.0	270.3	7.2	—	5.4	—	(0.1)
2004 and prior	132.1	3.6	135.7	0.7	(1.5)	6.0	—	—

Total CMBS Non-Agency	$1,200.0	$130.7	$1,330.7	$31.4	$(5.3)	5.7%	$0.1	$—

Total CMBS	$1,642.9	$154.1	$1,797.0	$31.6	$(22.4)	5.8%	$(0.1)	$(0.3)

Return on Equity-Like Investments

Prospector Partners, LLC, or Prospector, manages a portfolio of equity and equity-like investments, the majority of which are publicly traded common stock and convertible securities. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. These securities are recorded at fair value, with changes in fair value recorded in net realized investment gains (losses). The common stock securities are included in trading marketable equity securities and the convertible securities are included in fixed maturities on our consolidated balance sheets.

The following table compares our total gross return on common stock and convertible securities in the Prospector portfolio to the benchmark S&P 500 Total Return Index for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock	(4.9)%	(2.1)%	(1.3)%	4.3%
Convertible securities	(2.7)%	(2.7)%	3.2%	(0.6)%
S&P 500 Total Return Index	(2.8)%	0.1%	9.5%	6.0%

Return on Real Estate-Related Investments

Beginning in the second quarter of 2011, we implemented an investment strategy focusing on real estate-related investments to enhance funding the long duration liabilities in our Income Annuities segment. The investments for this strategy primarily consist of investments in REITs, which are included in trading marketable equity securities, on our consolidated balance sheets. As of June 30, 2012, the real estate-related investments had a fair value of $160.1. For the three and six months ended June 30, 2012, the real estate-related investments had a total gross return of 1.5% and 9.1% respectively, compared with the FTSE NAREIT All Equity REITS Index result of 1.6% and 10.0% respectively.

Other

In the second quarter 2012, we provided a $103.0 initial investment in the Symetra mutual funds trust, which holds mutual funds available to our new True VA policyholders. This investment is included in trading marketable equity securities on our consolidated balance sheets.

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

We specialize in originating loans of $1.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to increase our investments in mortgage loans to improve our overall investment yields. This strategy has resulted in increased net investment yields when compared to fixed maturity investments. We originated $221.9 and $419.5 of mortgage loans during the three and six months ended June 30, 2012, respectively, and expect strong originations for the remainder of 2012.

As of June 30, 2012 and December 31, 2011, 71.4% and 71.6% of our mortgage loans were under $5.0 and our average loan balance was $2.4 and $2.4, respectively. As of June 30, 2012 and December 31, 2011, our largest loan balance was $13.0 and $12.4, respectively.

Credit Quality

We use the LTV and DSCR ratios as our primary metrics to assess mortgage loan quality. These factors are also considered in our evaluation of our allowance for mortgage loan losses. For more information and further discussion of our allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$839.5	29.6%	$805.7	31.9%
51% - 60%	770.2	27.2	689.3	27.3
61% - 70%	874.0	30.8	720.6	28.5
71% - 75%	158.5	5.6	121.1	4.8
76% - 80%	70.0	2.5	58.8	2.3
81% - 100%	94.4	3.3	89.6	3.6
> 100%	29.7	1.0	40.1	1.6

Total	$2,836.3	100.0%	$2,525.2	100.0%

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

The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination, as of June 30, 2012:

	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2012	$431.4	15.2%	53.9%
2011	951.6	33.5	60.1
2010	555.3	19.6	56.0
2009	228.6	8.1	53.3
2008	189.8	6.7	61.4
2007	136.5	4.8	65.4
2006	93.9	3.3	62.0
2005	72.4	2.6	60.6
2004 and prior	176.8	6.2	40.8

Total	$2,836.3	100.0%	57.0%

As we increase the volume of originations, we maintain our disciplined underwriting approach. The weighted average LTV ratio was 53.9% and 57.1% for loans funded during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. For loans originated in the six months ended June 30, 2012, 33.4 % had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. For loans originated in the year ended December 31, 2011, 23.2% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. The weighted-average LTV ratio for our entire portfolio was 57.0% and 57.1% as of June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,567.5	55.3%	$1,310.8	51.9%
1.40 - 1.59	610.4	21.5	566.5	22.4
1.20 - 1.39	362.8	12.8	369.7	14.7
1.00 - 1.19	169.3	6.0	157.4	6.3
0.85 - 0.99	37.9	1.3	39.0	1.5
< 0.85	88.4	3.1	81.8	3.2

Total	$2,836.3	100.0%	$2,525.2	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of June 30, 2012 and December 31, 2011, the mortgage loan portfolio had weighted-average DSCRs of 1.75 and 1.72, respectively. For loans originated during the six months ended June 30, 2012 and the year ended December 31, 2011, 74.6% and 56.0%, respectively, had a DSCR of 1.60 or more. As of June 30, 2012, loans with an aggregate carrying value of $126.3 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $2.0. As of June 30, 2012, only one loan, with an outstanding principal balance of $7.6, was in default; all other borrowers were current with respect to their loan payments.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$847.4	29.9%	$813.7	32.2%
Washington	314.1	11.1	304.8	12.1
Texas	301.8	10.6	265.2	10.5
Illinois	119.2	4.2	105.6	4.2
Florida	118.8	4.2	87.8	3.5
Other	1,135.0	40.0	948.1	37.5

Total	$2,836.3	100.0%	$2,525.2	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,346.2	47.5%	$1,190.6	47.1%
Office buildings	696.7	24.6	628.9	24.9
Industrial	554.6	19.6	503.7	19.9
Multi-family	129.9	4.6	113.4	4.5
Other	108.9	3.7	88.6	3.6

Total	$2,836.3	100.0%	$2,525.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$26.6	0.9%	$18.7	0.7%
Due after one year through five years	157.2	5.5	154.0	6.1
Due after five years through ten years	1,494.3	52.7	1,322.5	52.4
Due after ten years	1,158.2	40.9	1,030.0	40.8

Total	$2,836.3	100.0%	$2,525.2	100.0%

Prior to the maturity dates shown above, the majority of our mortgage loans have one or more specified rate resetting windows during which the loan typically can be prepaid without a fee. During these windows we expect that a substantial portion of these loans will either be reset or refinanced at market terms given the current low interest rate environment. These loan features are considered in our asset-liability management and we align our expected mortgage loan cash flows and duration with the amount and timing of liability cash outflows. Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the vast majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate prepayments in a low interest rate environment.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Amortization related to tax credit investments, net of taxes	$(2.9)	$(2.0)	$(5.8)	$(4.2)
Realized losses related to tax credit investments, net of taxes	(0.4)	—	(0.6)	—
Tax credits	7.5	4.2	15.1	8.5

Impact to net income	$4.2	$2.2	$8.7	$4.3

The following table provides the future estimated impact to net income:

Impact to Net Income
Remainder of 2012	$9.0
2013	19.5
2014	19.9
2015 and beyond	52.2

Estimated impact to net income	$100.6

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

We have and intend to pay quarterly cash dividends on our common stock and warrants. During the six months ended June 30, 2012, we declared and paid two quarterly cash dividends of $0.07 per share, each. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of June 30, 2012 we had $23.1 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities.

•	While certain policy lapses and surrenders occur in the normal course of business, these lapses and surrenders have not increased materially from management expectations.

•	As of June 30, 2012, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew by $30.5 to $481.8 for the six months ended June 30, 2012, from $451.3 for the six months ended June 30, 2011.

•

As of June 30, 2012 our primary life insurance company, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 474%. This provides adequate capital levels for growth of our business.

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

	As of June 30, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,627.1	28.5%	$6,605.4	29.0%
Deferred annuities with 5-year payout provision or MVA(2)	310.7	1.3	372.3	1.6
Traditional insurance (net of reinsurance)(3)	177.3	0.8	180.1	0.8
Group health & life (net of reinsurance)(3)	136.1	0.6	127.5	0.6

Total illiquid liabilities	7,251.2	31.2	7,285.3	32.0
Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,673.8	20.1	4,575.9	20.1
Deferred annuities with surrender charges of 5% or higher	6,828.7	29.4	6,984.4	30.7
Universal life with surrender charges of 5% or higher	286.2	1.2	250.5	1.0

Total somewhat liquid liabilities	11,788.7	50.7	11,810.8	51.8
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	1,003.5	4.3	710.7	3.1
Less than 3%	186.5	0.8	142.9	0.6
No surrender charges(5)	2,567.4	11.0	2,346.9	10.3
Universal life with surrender charges less than 5%	446.2	1.9	444.8	2.0
Other(6)	18.7	0.1	37.3	0.2

Total fully liquid liabilities	4,222.3	18.1	3,682.6	16.2

Total(7)	$23,262.2	100.0%	$22,778.7	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	Represents incurred but not reported claim liabilities. The surrender value on these contracts is generally zero.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business, which range from 1.0 – 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $230.4 and $232.9 as of June 30, 2012 and December 31, 2011, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of June 30, 2012 and December 31, 2011, our insurance subsidiaries had liquid assets of $23.0 billion and $22.5 billion, respectively, and Symetra had liquid assets of $110.6 and $114.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $178.5 and $245.1 as of June 30, 2012 and December 31, 2011, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during the first two quarters of 2012.

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

Dividends

We declared and paid a quarterly dividend of $0.07 per common share during the first and second quarters of 2012, for a total payout of $19.4. On August 8, 2012, we declared a quarterly dividend of $0.07 per common share to shareholders and warrant holders as of August 22, 2012, for an approximate total of $9.7 to be paid on or about September 7, 2012.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Six Months Ended June 30,
	2012	2011
Net cash flows provided by operating activities	$481.8	$451.3
Net cash flows used in investing activities	(609.1)	(1,156.0)
Net cash flows provided by financing activities	57.6	517.5

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

Net cash provided by operating activities for the six months ended June 30, 2012 increased $30.5 over the same period in 2011. This increase was primarily the result of favorable underwriting results on a growing book of medical stop-loss business and an increase in net investment income driven by higher average assets, partially offset by higher operating expenses as we execute on our Grow & Diversify strategies.

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations.

Net cash used in investing activities for the six months ended June 30, 2012 decreased $546.9 over the same period in 2011. This decrease was primarily the result of lower purchases of fixed maturities, related to a decline in sales of fixed deferred annuities, and higher sales of fixed maturities, related to active management of our prepayment risk. Further, we experienced a reduction in cash received from prepayments, maturities and calls on fixed maturities.

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

Net cash provided by financing activities for the six months ended June 30, 2012 decreased $459.9 over the same period in 2011. This was primarily driven by lower policyholder deposits, mainly on fixed deferred annuities. In addition, there were higher deferred annuity policyholder withdrawals, which we anticipate as policies move out of the surrender charge period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment management activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2011, a description of which may be found in Part II, Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2011 10-K. See Item 1A – “Risk Factors” of Part II in this report for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of June 30, 2012. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2011 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2012.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to Investment Management Agreement between Prospector Partners, LLC and Symetra Financial Corporation dated as of July 1, 2010*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: August 9, 2012	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer