Form 10-Q
period 2012-09-30
Symetra Financial CORP
filed 2012-11-07
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Registrant had 119,120,135 common voting shares outstanding, with a par value of $0.01 per share.

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates or a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary and fiscal policy;

•	the effects of changes in government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our Grow & Diversify strategy;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs, reserve levels and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•

the risks that are described in Part II, Item 1A — “Risk Factors” in this report; Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011; and Item 1A — “Risk Factors” in Part II of our Form 10-Q for the quarters ended March 31, and June 30, 2012.

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

PART I – Financial Information

Item 1. Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of	As of
	September 30, 2012	December 31, 2011
	(Unaudited)	(As adjusted)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,110.2 and $21,061.4, respectively)	$23,620.9	$22,905.2
Marketable equity securities, at fair value (cost: $51.9 and $52.4, respectively)	48.4	50.3
Trading securities:
Marketable equity securities, at fair value (cost: $488.0 and $365.4, respectively)	535.8	381.7
Mortgage loans, net	2,939.8	2,517.6
Policy loans	67.0	69.0
Investments in limited partnerships (includes $29.0 and $27.8 measured at fair value, respectively)	242.2	226.9
Other invested assets	38.2	21.0

Total investments	27,492.3	26,171.7
Cash and cash equivalents	238.4	242.3
Accrued investment income	273.5	269.4
Reinsurance recoverables	297.5	295.6
Deferred policy acquisition costs	146.1	186.0
Receivables and other assets	230.1	222.5
Separate account assets	819.8	795.8

Total assets	$29,497.7	$28,183.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Funds held under deposit contracts	$22,963.0	$22,449.5
Future policy benefits	390.5	391.2
Policy and contract claims	159.7	170.9
Other policyholders’ funds	112.1	129.0
Notes payable	449.3	449.2
Deferred income tax liabilities, net	637.8	395.0
Other liabilities	324.3	287.8
Separate account liabilities	819.8	795.8

Total liabilities	25,856.5	25,068.4

Commitments and contingencies (Note 10)

Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 119,120,135 issued and outstanding as of September 30, 2012; 118,637,379 issued and outstanding as of December 31, 2011	1.2	1.2
Additional paid-in capital	1,458.5	1,454.6
Retained earnings	777.2	631.8
Accumulated other comprehensive income, net of taxes	1,404.3	1,027.3

Total stockholders’ equity	3,641.2	3,114.9

Total liabilities and stockholders’ equity	$29,497.7	$28,183.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Revenues:
Premiums	$154.1	$150.5	$451.2	$390.8
Net investment income	312.3	315.5	952.0	937.7
Policy fees, contract charges, and other	47.1	45.5	142.2	136.1
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(16.0)	(5.0)	(30.7)	(9.0)
Less: portion of losses recognized in other comprehensive income	2.7	0.1	5.5	0.4

Net impairment losses recognized in earnings	(13.3)	(4.9)	(25.2)	(8.6)
Other net realized investment gains (losses)	28.8	(51.7)	60.2	(18.3)

Total net realized investment gains (losses)	15.5	(56.6)	35.0	(26.9)

Total revenues	529.0	454.9	1,580.4	1,437.7

Benefits and expenses:
Policyholder benefits and claims	111.1	109.4	320.8	285.4
Interest credited	235.4	229.3	695.2	682.7
Other underwriting and operating expenses	88.9	82.6	264.5	230.6
Interest expense	8.2	8.0	24.6	24.0
Amortization of deferred policy acquisition costs	17.9	15.0	49.1	47.7

Total benefits and expenses	461.5	444.3	1,354.2	1,270.4

Income from operations before income taxes	67.5	10.6	226.2	167.3

Provision (benefit) for income taxes:
Current	(0.3)	26.0	12.0	68.3
Deferred	12.6	(25.9)	39.8	(23.1)

Total provision for income taxes	12.3	0.1	51.8	45.2

Net income	$55.2	$10.5	$174.4	$122.1

Net income per common share:
Basic	$0.40	$0.08	$1.26	$0.89
Diluted	$0.40	$0.08	$1.26	$0.89

Weighted-average number of common shares outstanding:
Basic	138.091	137.559	137.986	137.459
Diluted	138.094	137.571	137.990	137.470

Cash dividends declared per common share	$0.07	$0.06	$0.21	$0.17

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Net income	$55.2	$10.5	$174.4	$122.1
Other comprehensive income, net of taxes:
Changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustments (net of taxes of $130.6, $241.1, $233.9 and $348.9)	242.6	447.8	434.5	648.1
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.9), $(0.0), $(1.9) and $(0.1))	(1.8)	(0.1)	(3.6)	(0.3)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(13.5), $(22.0), $(30.0) and $(37.2))	(25.1)	(40.9)	(55.7)	(69.2)
Impact of cash flow hedges (net of taxes of $0.3, $2.5, $0.9 and $2.6)	0.6	4.6	1.8	4.9

Other comprehensive income	216.3	411.4	377.0	583.5

Total comprehensive income	$271.5	$421.9	$551.4	$705.6

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2011	$1.2	$1,450.2	$496.7	$432.5	$2,380.6
Cumulative effect of adoption – new accounting standard (net of taxes of $(12.9))	—	—	(29.1)	5.1	(24.0)
Comprehensive income:
Net income, as adjusted	—	—	122.1	—	122.1
Other comprehensive income, as adjusted	—	—	—	583.5	583.5

Total comprehensive income, as adjusted					705.6
Stock-based compensation	—	3.4	—	—	3.4
Dividends declared	—	—	(23.4)	—	(23.4)

Balances as of September 30, 2011, as adjusted	$1.2	$1,453.6	$566.3	$1,021.1	$3,042.2

Balances as of January 1, 2012, as adjusted	$1.2	$1,454.6	$631.8	$1,027.3	$3,114.9
Comprehensive income:
Net income	—	—	174.4	—	174.4
Other comprehensive income	—	—	—	377.0	377.0

Total comprehensive income					551.4
Stock-based compensation	—	3.9	—	—	3.9
Dividends declared	—	—	(29.0)	—	(29.0)

Balances as of September 30, 2012	$1.2	$1,458.5	$777.2	$1,404.3	$3,641.2

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
		(As adjusted)
Cash flows from operating activities
Net income	$174.4	$122.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(35.0)	26.9
Accretion and amortization of invested assets, net	36.3	37.2
Accrued interest on fixed maturities	(14.2)	(21.1)
Amortization and depreciation	20.2	19.7
Deferred income tax provision (benefit)	39.8	(23.1)
Interest credited on deposit contracts	695.2	682.7
Mortality and expense charges and administrative fees	(86.5)	(81.1)
Changes in:
Accrued investment income	(4.1)	(13.8)
Deferred policy acquisition costs, net	(1.1)	(25.1)
Future policy benefits	(0.7)	0.5
Policy and contract claims	(11.2)	14.8
Current income taxes	(39.7)	4.0
Other assets and liabilities	(30.1)	(22.3)
Other, net	2.6	1.6

Total adjustments	571.5	600.9

Net cash provided by operating activities	745.9	723.0

Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(2,786.8)	(3,131.1)
Other invested assets and investments in limited partnerships	(72.9)	(36.1)
Issuances of mortgage loans	(586.3)	(670.8)
Maturities, calls, paydowns, and other repayments	1,245.4	1,342.4
Sales of:
Fixed maturities and marketable equity securities	1,415.8	968.6
Other invested assets and investments in limited partnerships	14.0	15.8
Repayments of mortgage loans	148.8	104.9
Other, net	3.9	17.6

Net cash used in investing activities	(618.1)	(1,388.7)

Cash flows from financing activities
Policyholder account balances:
Deposits	1,205.3	1,767.2
Withdrawals	(1,308.6)	(1,130.3)
Cash dividends paid on common stock	(29.0)	(23.4)
Other, net	0.6	(39.6)

Net cash provided by (used in) financing activities	(131.7)	573.9

Net decrease in cash and cash equivalents	(3.9)	(91.8)
Cash and cash equivalents at beginning of period	242.3	274.6

Cash and cash equivalents at end of period	$238.4	$182.8

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Investments in limited partnerships and capital obligations incurred	$6.3	$30.6
Fixed maturities exchanges	88.3	182.5

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

1.	Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that include retirement, group health and employee benefits products and life insurance products, marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities, individual life insurance and bank-owned life insurance.

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

The interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC), for interim reporting. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. These interim condensed consolidated financial statements are unaudited but in management’s opinion include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation. In addition, prior period financial information, including information for the three and nine months ended September 30, 2011 and as of December 31, 2011 has been restated to reflect the retrospective adoption of the new accounting standard for deferred policy acquisition costs (DAC). Restated information has been labeled “as adjusted” where applicable.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC. Financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2012.

Adoption of New Accounting Pronouncements

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued Accounting Standards Update (ASU) 2010-26, Financial Services – Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU limits the amount of deferrable acquisition costs to those incremental costs directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The Company’s adoption of this standard results in more distribution and new business processing and underwriting costs being expensed as incurred.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The Company retrospectively adopted this standard on January 1, 2012. The Company believes retrospective adoption provides users the most useful financial information because it is comparable between financial periods. The Company has restated its financial information as of December 31, 2011 and for the three and nine months ended September 30, 2011 in these condensed financial statements, as shown below:

	As Previously Reported	Adjustment	As Adjusted
	As of December 31, 2011
Consolidated Balance Sheets
Deferred policy acquisition costs	$215.4	$(29.4)	$186.0
Deferred income tax liabilities, net	405.3	(10.3)	395.0
Retained earnings	664.7	(32.9)	631.8
Accumulated other comprehensive income, net of taxes	1,013.5	13.8	1,027.3

	For the Three Months Ended September 30, 2011
Consolidated Statements of Income
Other net realized investment gains (losses)	$(51.9)	$0.2	$(51.7)
Other underwriting and operating expenses	77.4	5.2	82.6
Amortization of deferred policy acquisition costs	19.0	(4.0)	15.0
Deferred income tax provision (benefit)	(25.5)	(0.4)	(25.9)
Net income	11.1	(0.6)	10.5
Net income per common share:
Basic	$0.08	$—	$0.08
Diluted	$0.08	$—	$0.08

Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(43.7)	$2.8	$(40.9)

	For the Nine Months Ended September 30, 2011
Consolidated Statements of Income
Other net realized investment gains (losses)	$(18.5)	$0.2	$(18.3)
Other underwriting and operating expenses	213.9	16.7	230.6
Amortization of deferred policy acquisition costs	59.1	(11.4)	47.7
Deferred income tax provision (benefit)	(21.3)	(1.8)	(23.1)
Net income	125.4	(3.3)	122.1
Net income per common share:
Basic	$0.91	$(0.02)	$0.89
Diluted	$0.91	$(0.02)	$0.89

Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(78.7)	$9.5	$(69.2)

Consolidated Statements of Cash Flows
Deferred income tax benefit	$(21.3)	$(1.8)	$(23.1)
Changes in deferred policy acquisition costs, net	(30.2)	5.1	(25.1)

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This ASU establishes common definitions of fair value and requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). The measurement principles are generally consistent with current U.S. GAAP and the changes did not have a material impact on our condensed financial statements. Enhanced disclosures include quantitative information about unobservable inputs to Level 3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

measurements, when available; qualitative information about the sensitivity of Level 3 measurements to alternative inputs; and classification within the fair value hierarchy of all fair value measurements disclosed. The Company adopted this standard on January 1, 2012. See Note 6 for the Company’s disclosures related to fair value measurements. The Company did not have material Level 3 measurements as of September 30, 2012.

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

The Company has issued equity instruments to employees that are included in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan were included in diluted earnings per share based on the application of the treasury stock method. For the three and nine months ended September 30, 2012 and 2011, 2.650 and 2.950 stock options, respectively, were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Numerator:
Net income	$55.2	$10.5	$174.4	$122.1

Denominator:
Weighted-average common shares outstanding – basic	138.091	137.559	137.986	137.459
Add: dilutive effect of certain equity instruments	0.003	0.012	0.004	0.011

Weighted-average common shares outstanding – diluted	138.094	137.571	137.990	137.470

Net income per common share:
Basic	$0.40	$0.08	$1.26	$0.89
Diluted	$0.40	$0.08	$1.26	$0.89

4.	Investments

The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in AOCI represent the amount of cumulative non-credit OTTI losses recorded in AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of September 30, 2012
Fixed maturities:
U.S. government and agencies	$123.2	$6.0	$—	$129.2	$(0.1)
State and political subdivisions	704.2	40.3	(0.4)	744.1	(0.1)
Corporate securities	15,214.8	2,026.8	(73.6)	17,168.0	(17.1)
Residential mortgage-backed securities	2,878.2	275.0	(2.5)	3,150.7	(13.1)
Commercial mortgage-backed securities	1,710.9	179.7	(1.6)	1,889.0	(1.5)
Other debt obligations	478.9	61.7	(0.7)	539.9	—

Total fixed maturities	21,110.2	2,589.5	(78.8)	23,620.9	(31.9)
Marketable equity securities, available-for-sale	51.9	—	(3.5)	48.4	—

Total	$21,162.1	$2,589.5	$(82.3)	$23,669.3	$(31.9)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2011
Fixed maturities:
U.S. government and agencies	$82.0	$5.2	$—	$87.2	$(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	(0.1)
Corporate securities	14,795.4	1,570.8	(185.0)	16,181.2	(16.5)
Residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	(4.1)

Total fixed maturities	21,061.4	2,054.1	(210.3)	22,905.2	(57.3)
Marketable equity securities, available-for-sale	52.4	0.2	(2.3)	50.3	—

Total	$21,113.8	$2,054.3	$(212.6)	$22,955.5	$(57.3)

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

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of September 30, 2012
Fixed maturities:
State and political subdivisions	$12.3	$—	2	$36.2	$(0.4)	4
Corporate securities	186.4	(7.0)	64	416.3	(66.6)	78
Residential mortgage-backed securities	24.1	(0.4)	17	75.3	(2.1)	22
Commercial mortgage-backed securities	28.1	(0.1)	7	34.1	(1.5)	16
Other debt obligations	36.3	(0.5)	4	3.9	(0.2)	3

Total fixed maturities	$287.2	$(8.0)	94	$565.8	$(70.8)	123
Marketable equity securities, available-for-sale	18.8	(1.5)	1	29.1	(2.0)	2

Total	$306.0	$(9.5)	95	$594.9	$(72.8)	125

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2011
Fixed maturities:
State and political subdivisions	$18.3	$(0.2)	2	$87.9	$(1.6)	11
Corporate securities	883.2	(50.9)	202	601.9	(134.1)	66
Residential mortgage-backed securities	72.5	(0.8)	27	166.1	(16.8)	26
Commercial mortgage-backed securities	40.0	(0.7)	5	54.6	(3.4)	18
Other debt obligations	80.4	(1.6)	9	14.0	(0.2)	4

Total fixed maturities	$1,094.4	$(54.2)	245	$924.5	$(156.1)	125
Marketable equity securities, available-for-sale	44.7	(1.2)	3	5.0	(1.1)	1

Total	$1,139.1	$(55.4)	248	$929.5	$(157.2)	126

Based on National Association of Insurance Commissioners (NAIC) ratings as of September 30, 2012 and December 31, 2011, the Company held below-investment-grade fixed maturities with fair values of $1,239.7 and $1,508.1, respectively, and amortized costs of $1,223.9 and $1,583.7, respectively. These holdings amounted to 5.2% and 6.6% of the Company’s investments in fixed maturities at fair value as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the amortized cost and fair value of fixed maturities as of September 30, 2012, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$562.6	$574.3
Over one year through five years	3,578.1	3,876.2
Over five years through ten years	7,636.8	8,623.5
Over ten years	4,304.2	5,015.9
Residential mortgage-backed securities	2,878.2	3,150.7
Commercial mortgage-backed securities	1,710.9	1,889.0
Other asset-backed securities	439.4	491.3

Total fixed maturities	$21,110.2	$23,620.9

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the Company’s net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturities	$276.9	$282.5	$842.6	$852.3
Marketable equity securities, available-for-sale	0.6	0.6	2.3	2.3
Marketable equity securities, trading	3.3	2.3	8.9	5.4
Mortgage loans	43.9	36.0	126.5	95.2
Policy loans	1.0	0.7	2.9	2.7
Investments in limited partnerships	(7.7)	(1.6)	(16.0)	(5.5)
Other	1.8	1.5	5.7	4.2

Total investment income	319.8	322.0	972.9	956.6
Investment expenses	(7.5)	(6.5)	(20.9)	(18.9)

Net investment income	$312.3	$315.5	$952.0	$937.7

The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Fixed maturities:
Gross gains on sales	$7.4	$2.3	$40.4	$34.7
Gross losses on sales	(6.4)	—	(14.3)	(7.6)
Net impairment losses recognized in earnings	(13.3)	(4.9)	(25.2)	(8.6)
Other(1)	2.3	1.7	3.5	7.7

Total fixed maturities	(10.0)	(0.9)	4.4	26.2
Marketable equity securities, trading(2)	25.0	(52.1)	33.6	(47.6)
Other invested assets	(0.1)	(1.1)	(3.6)	(1.3)
DAC and deferred sales inducement adjustment	0.6	(2.5)	0.6	(4.2)

Net realized investment gains (losses)	$15.5	$(56.6)	$35.0	$(26.9)

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $(0.4) and $(8.3) for the three months ended September 30, 2012 and 2011, respectively, and $(0.1) and $(9.9) for the nine months ended September 30, 2012 and 2011, respectively.
(2)	This includes changes in the fair value of trading securities held as of period end, totaling $25.2 and $(50.2) of net gains (losses) for the three months ended September 30, 2012 and 2011, respectively, and $33.2 and $(47.3) of net gains (losses) for the nine months ended September 30, 2012 and 2011, respectively.

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

•

For fixed maturities, the Company’s intent to sell or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments, prepayment or call notifications and the Company’s liquidity needs.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of September 30, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$20.1	$(6.4)	$204.0	$(77.1)
6 consecutive months or more	66.7	(34.3)	56.0	(30.2)

Total underwater by 20% or more	86.8	(40.7)	260.0	(107.3)
All other underwater fixed maturities	766.2	(38.1)	1,758.9	(103.0)

Total underwater fixed maturities	$853.0	$(78.8)	$2,018.9	$(210.3)

Marketable equity securities, available-for-sale
Underwater by 20% or more:
Less than 6 consecutive months	$—	$—	$—	$—
6 consecutive months or more	—	—	—	—

Total underwater by 20% or more	—	—	—	—
All other underwater marketable equity securities, available-for-sale	47.9	(3.5)	49.7	(2.3)

Total underwater marketable equity securities, available-for-sale	$47.9	$(3.5)	$49.7	$(2.3)

The Company reviewed its available-for-sale investments with unrealized losses as of September 30, 2012 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in OCI were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$32.2	$50.3	$32.5	$68.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	7.6	0.4	8.5	1.0
For which an OTTI was previously recognized	0.4	—	1.7	—
Decreases attributable to:
Securities sold or paid down during the period	(2.3)	(1.2)	(4.8)	(19.5)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell(1)	(1.5)	—	(1.5)	—

Balance, end of period	$36.4	$49.5	$36.4	$49.5

(1)	Represents circumstances where the Company determined in the period that it intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost.

5.	Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivable, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

generally diversified by geographic region, loan size and scheduled maturities. As of September 30, 2012, 29.4% of the commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.0% were located in Texas and 10.6% were located in Washington.

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

The following table sets forth the Company’s mortgage loans by risk category:

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$1,715.5	58.2%	$1,395.5	55.5%
Medium risk	647.8	22.0	617.0	24.5
Higher risk	583.7	19.8	504.7	20.0

Credit quality indicator total	2,947.0	100.0%	2,517.2	100.0%
Loans specifically evaluated for impairment(1)	—		8.3
Other(2)	(7.2)		(7.9)

Total	$2,939.8		$2,517.6

(1)	As of September 30, 2012 and December 31, 2011, reserve amounts of $0.0 and $0.3, respectively, were established for loans specifically evaluated for impairment.
(2)	Includes the allowance for loan losses and deferred fees and costs.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance at beginning of period	$9.0	$7.1	$7.4	$7.1
Provision for specific loans	—	0.3	1.9	0.3
Provision for loans not specifically identified	0.1	—	0.8	—
Charge-offs	(1.2)	—	(2.2)	—

Allowance at end of period	$7.9	$7.4	$7.9	$7.4

Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of September 30, 2012, no loans were considered non-performing.

6.	Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize its use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has categorized its financial instruments into the three-level hierarchy, which gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level within which a fair value measurement falls is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s financial assets recorded at fair value on the consolidated balance sheets and financial instruments not carried at fair value, but disclosed at fair value are categorized as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical instruments. This level primarily consists of exchange-traded marketable equity securities and mutual fund investments.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable. This level includes those financial instruments that are valued using industry-standard pricing methodologies or models. All significant inputs are observable or derived from observable information in the marketplace. Financial instruments in this category primarily include corporate fixed maturities, government or agency securities and mortgage-backed securities.

•

Level 3 – Instruments whose significant value drivers are unobservable. This includes financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this category may also utilize non-binding broker quotes. This category primarily consists of funds held under deposit contracts and mortgage loans.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	As of September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Recurring measurements:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$129.2	$129.2	$—	$106.0	$23.2	0.1%
State and political subdivisions	744.1	744.1	—	744.1	—	—
Corporate securities	17,168.0	17,168.0	—	17,117.9	50.1	0.2
Residential mortgage-backed securities	3,150.7	3,150.7	—	3,150.7	—	—
Commercial mortgage-backed securities	1,889.0	1,889.0	—	1,869.6	19.4	0.1
Other debt obligations	539.9	539.9	—	467.0	72.9	0.3

Total fixed maturities, available-for-sale	23,620.9	23,620.9	—	23,455.3	165.6	0.7
Marketable equity securities, available-for-sale	48.4	48.4	0.5	42.9	5.0	—
Marketable equity securities, trading	535.8	535.8	535.6	—	0.2	—
Investments in limited partnerships, private equity funds	29.0	29.0	—	—	29.0	0.1
Other invested assets(1)	26.8	26.8	2.1	14.1	10.6	—

Total investments carried at fair value	24,260.9	24,260.9	538.2	23,512.3	210.4	0.8
Separate account assets	819.8	819.8	819.8	—	—	—

Total	$25,080.7	$25,080.7	$1,358.0	$23,512.3	$210.4	0.8%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Other financial instruments subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,939.8	$3,214.3	$—	$—	$3,214.3
Investments in limited partnerships, tax credit investments	213.2	213.5	—	213.5	—
Cash and cash equivalents	238.4	238.4	238.4	—	—
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	$10,513.3	$10,543.0	$—	$—	$10,543.0
Income annuities	6,597.0	8,479.2	—	—	8,479.2
Notes payable:
Capital Efficient Notes (CENts)	149.9	153.8	—	—	153.8
Senior notes	299.4	326.4	—	—	326.4

(1)	Includes $18.3 of derivatives held at fair value, which represents the Company’s maximum loss exposure related to these instruments.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	As of December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Recurring measurements:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$87.2	$87.2	$—	$87.2	$—	—
State and political subdivisions	635.3	635.3	—	635.3	—	—
Corporate securities(1)	16,181.2	16,181.2	—	16,089.8	91.4	0.4%
Residential mortgage-backed securities	3,625.0	3,625.0	—	3,625.0	—	—
Commercial mortgage-backed securities	1,837.0	1,837.0	—	1,821.1	15.9	0.1
Other debt obligations(1)	539.5	539.5	—	459.6	79.9	0.3

Total fixed maturities, available-for-sale	22,905.2	22,905.2	—	22,718.0	187.2	0.8
Marketable equity securities, available-for-sale	50.3	50.3	0.5	44.8	5.0	—
Marketable equity securities, trading	381.7	381.7	381.1	—	0.6	—
Investments in limited partnerships, private equity funds	27.8	27.8	—	—	27.8	0.1
Other invested assets(2)	15.8	15.8	2.8	8.2	4.8	—

Total investments carried at fair value	23,380.8	23,380.8	384.4	22,771.0	225.4	0.9
Separate account assets	795.8	795.8	795.8	—	—	—

Total	$24,176.6	$24,176.6	$1,180.2	$22,771.0	$225.4	0.9%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Other financial instruments subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,517.6	$2,685.7	$—	$—	$2,685.7
Investments in limited partnerships, tax credit investments	199.1	202.6	—	202.6	—
Cash and cash equivalents	242.3	242.3	242.3	—	—
Financial liabilities:
Funds held under deposit contracts:
Deferred annuities	$10,158.1	$9,985.1	$—	$—	$9,985.1
Income annuities	6,605.6	7,786.1	—	—	7,786.1
Notes payable:
Capital Efficient Notes (CENts)	149.9	138.0	—	—	138.0
Senior notes	299.3	304.8	—	—	304.8

(1)	These amounts include certain privately placed fixed maturities that are valued primarily using observable inputs. These securities, totaling $733.8, were included in Level 3 in the prior year financial statements. During the first quarter of 2012, upon further evaluation and review of the valuation methodology, the Company determined that they are more appropriately reflected as Level 2 measurements as the unobservable inputs were not significant to the overall valuation. This evaluation did not result in a change to the fair value amounts reported.
(2)	Includes $10.5 of derivatives held at fair value, which represents the Company’s maximum exposure to loss related to these instruments.

Financial Instruments Measured at Fair Value

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of September 30, 2012 and December 31, 2011, respectively, pricing services provided prices for 95.3% and 95.9% of the Company’s fixed maturities.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The Company analyzes the prices received from the pricing services to determine they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. The Company also performs procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing annual due diligence procedures, including deep-dive analyses, back-testing of selected sales activity to determine whether there were significant differences between the market price used to value the security prior to sale and the actual sales price, and corroboration of prices by obtaining multiple pricing quotes for selected securities. Based upon its analyses, the Company has not adjusted prices obtained from the pricing services.

As of September 30, 2012, the Company had $916.6 or 3.9%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $822.8, or 89.8%, as Level 2 measurements as of September 30, 2012. As of December 31, 2011, the Company had $936.4, or 4.1%, of its fixed maturities invested in private placement securities, of which $816.9, or 87.2%, were classified as Level 2 measurements.

Corporate Securities

As of September 30, 2012 and December 31, 2011, the fair value of the Company’s corporate securities classified as Level 2 measurements was $17,117.9 and $16,089.8, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of September 30, 2012			As of December 31, 2011
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$3,279.1	19.2%	235	$3,170.2	19.7%	246
Consumer staples	2,778.0	16.2	170	2,689.6	16.7	170
Consumer discretionary	2,105.0	12.3	186	1,708.6	10.6	192
Utilities	1,907.6	11.1	162	1,901.5	11.8	179

Weighted-average coupon rate	5.93%			6.09%
Weighted-average remaining years to contractual maturity	10.5			11.2

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

As of September 30, 2012, $732.8, or 4.3%, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Residential Mortgage-backed Securities

As of September 30, 2012 and December 31, 2011, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,150.7 and $3,625.0, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.69% and 4.87% as of September 30, 2012 and December 31, 2011, respectively. Agency securities comprised 89.7% and 90.0% of the Company’s Level 2 RMBS as of September 30, 2012 and December 31, 2011, respectively.

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of September 30, 2012		As of December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Highest Rating Agency Rating
AAA	$106.7	32.9%	$102.5	28.3%
AA through BBB	25.6	8.0	41.8	11.5
BB & below	191.3	59.1	217.9	60.2

Total non-agency RMBS	$323.6	100.0%	$362.2	100.0%

Non-agency RMBS with super senior subordination	$208.8	64.5%	$216.8	59.9%

As of September 30, 2012 and December 31, 2011, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.6% and 9.4%, respectively. As of September 30, 2012 and December 31, 2011, $129.4 and $152.3, or 40.0% and 42.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior.

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

Commercial Mortgage-backed Securities

As of September 30, 2012 and December 31, 2011, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,869.6 and $1,821.1, respectively. The weighted-average coupon rate on these securities was 4.94% and 5.23% as of September 30, 2012 and December 31, 2011, respectively. The following table presents additional information about the composition of the underlying collateral of Level 2 CMBS securities:

	As of September 30, 2012	As of December 31, 2011
	% of Total	% of Total
Significant underlying collateral locations:
New York	20.7%	18.3%
California	12.1	13.0
Texas	7.4	7.5
Significant underlying collateral property types:
Office buildings	33.0%	29.7%
Retail shopping centers	32.3	35.0

The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 77.8% and 72.1% of Level 2 CMBS as of September 30, 2012 and December 31, 2011, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 29.4% and 29.2% as of September 30, 2012 and December 31, 2011, respectively, and 95.7% and 94.9% were in the most senior tranche as of September 30, 2012 and December 31, 2011, respectively.

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

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), certain nonredeemable preferred stocks and investments in mutual funds. The securities primarily consist of investments in publicly traded companies, and mutual funds with published net asset values (NAVs). When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three and nine months ended September 30, 2012:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as of July 1, 2012	Purchases	Sales	In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2012
Types of Investments:
U.S. government and agencies	$23.1	$—	$—	$—	$—	$—	$0.1	$—	$23.2
Corporate securities	75.2	6.9	(11.9)	(20.1)	—	(1.3)	1.2	0.1	50.1
Residential mortgage-backed securities	16.7	—	—	(16.7)	—	—	—	—	—
Commercial mortgage-backed securities	15.1	—	—	5.7	(1.3)	—	(0.1)	—	19.4
Other debt obligations	43.8	—	—	28.0	(0.1)	—	1.2	—	72.9

Total fixed maturities, available-for-sale	173.9	6.9	(11.9)	(3.1)	(1.4)	(1.3)	2.4	0.1	165.6
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	27.9	2.8	—	—	(1.6)	(0.1)	—	—	29.0
Other invested assets	9.1	0.6	(0.2)	—	—	1.0	—	0.1	10.6

Total Level 3	$216.1	$10.3	$(12.1)	$(3.1)	$(3.0)	$(0.4)	$2.4	$0.2	$210.4

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as of January 1, 2012	Purchases	Sales	In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2012
Types of Investments:
U.S. government and agencies	$—	$—	$—	$23.1	$—	$—	$0.1	$—	$23.2
Corporate securities	91.4	6.9	(11.9)	(38.6)	(1.0)	(1.0)	4.4	(0.1)	50.1
Commercial mortgage-backed securities	15.9	—	—	6.3	(4.2)	—	1.4	—	19.4
Other debt obligations	79.9	—	—	13.9	(25.1)	—	3.7	0.5	72.9

Total fixed maturities, available-for-sale	187.2	6.9	(11.9)	4.7	(30.3)	(1.0)	9.6	0.4	165.6
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	8.5	—	—	(7.8)	(0.8)	—	1.3	29.0
Other invested assets	4.8	3.7	(0.3)	—	1.0	1.4	—	—	10.6

Total Level 3	$225.4	$19.1	$(12.2)	$4.3	$(37.1)	$(0.4)	$9.6	$1.7	$210.4

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $33.7 and $74.0 for the three and nine months ended September 30, 2012, respectively. Gross transfers out of Level 3 were $(36.8) and $(69.7) for the three and nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2012, transfers out included certain privately placed fixed maturities for which there was a change in valuation methodology during the first quarter 2012 to a method that uses significant observable inputs.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the three and nine months ended September 30, 2011:

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as of July 1, 2011	Purchases	Sales	In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2011
Types of Investments:
Corporate securities	$105.1	$—	$—	$(12.8)	$(2.4)	$—	$(1.1)	$—	$88.8
Residential mortgage-backed securities	—	37.1	—	—	—	—	(0.2)	—	36.9
Commercial mortgage-backed securities	16.8	—	—	—	(0.4)	—	—	—	16.4
Other debt obligations	79.2	—	—	—	(0.2)	—	2.2	—	81.2

Total fixed maturities, available-for-sale	201.1	37.1	—	(12.8)	(3.0)	—	0.9	—	223.3
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	9.4	—	—	(8.7)	(0.4)	0.6	—	(0.6)	0.3
Investments in limited partnerships	30.4	0.1	—	—	(3.1)	1.3	—	0.5	29.2
Other invested assets	6.0	0.2	—	—	—	—	6.8	(0.2)	12.8

Total Level 3	$251.9	$37.4	$—	$(21.5)	$(6.5)	$1.9	$7.7	$(0.3)	$270.6

						Unrealized Gain (Loss)
				Transfers		Included in:
	Balance as of January 1, 2011	Purchases	Sales	In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of September 30, 2011
Types of Investments:
Corporate securities	$115.5	$0.9	$(9.8)	$(14.8)	$(6.2)	$—	$6.8	$(3.6)	$88.8
Residential mortgage-backed securities	—	37.1	—	—	—	—	(0.2)	—	36.9
Commercial mortgage-backed securities	19.1	—	—	—	(2.9)	—	0.2	—	16.4
Other debt obligations	90.1	—	(10.8)	—	(0.9)	—	4.5	(1.7)	81.2

Total fixed maturities, available-for-sale	224.7	38.0	(20.6)	(14.8)	(10.0)	—	11.3	(5.3)	223.3
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.6	—	—	—	(0.4)	0.7	—	(0.6)	0.3
Investments in limited partnerships	36.5	2.5	—	—	(15.3)	3.1	—	2.4	29.2
Other invested assets	3.8	1.7	—	—	—	0.2	7.3	(0.2)	12.8

Total Level 3	$267.4	$42.2	$(20.6)	$(14.8)	$(25.7)	$4.0	$21.8	$(3.7)	$270.6

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.0 and $0.0 for the three and nine months ended September 30, 2011, respectively. Gross transfers out of Level 3 were $(21.5) and $(14.8) for the three and nine months ended September 30, 2011, respectively.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

Other Financial Instruments Subject to Fair Value Disclosure Requirements

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $232.4 and $234.0 as of September 30, 2012 and December 31, 2011, respectively.

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

The fair values of funds held under deposit contracts related to investment-type contracts are estimated using an income approach, based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. The carrying value of this balance excludes $5,852.7 and $5,685.8 of liabilities related to insurance contracts as of September 30, 2012 and December 31, 2011, respectively.

The fair values of the Company’s notes payable were based on nonbinding quotes provided by third-parties. This fair value measurement assumes that liabilities were transferred to a market participant of equal credit standing and without consideration for any optional redemption features.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

7.	Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)

The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Unamortized balance at beginning of period, as adjusted(1)	$376.2	$362.5	$368.4	$342.5
Deferral of acquisition costs	10.8	21.7	49.8	75.6
Adjustments related to investment (gains) losses	0.4	(1.6)	0.4	(2.8)
Amortization	(17.9)	(15.0)	(49.1)	(47.7)

Unamortized balance at end of period	369.5	367.6	369.5	367.6
Accumulated effect of net unrealized investment gains	(223.4)	(192.9)	(223.4)	(192.9)

Balance at end of period	$146.1	$174.7	$146.1	$174.7

(1)	The restated accumulated effect of net unrealized investment gains as of January 1, 2012 and 2011 were $(182.4) and $(129.5), respectively.

The following table provides a reconciliation of the beginning and ending balance for DSI, which are included in other assets on the consolidated balance sheets:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Unamortized balance at beginning of period	$150.5	$126.9	$142.0	$105.8
Capitalizations	12.1	17.7	37.9	52.9
Adjustments related to investment (gains) losses	0.2	(0.8)	0.2	(1.3)
Amortization	(10.4)	(7.9)	(27.7)	(21.5)

Unamortized balance at end of period	152.4	135.9	152.4	135.9
Accumulated effect of net unrealized investment gains	(132.4)	(87.0)	(132.4)	(87.0)

Balance at end of period	$20.0	$48.9	$20.0	$48.9

8.	Stockholders’ Equity

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2011	118.216
Restricted stock issued, net	0.298
Employee stock purchase plan shares issued	0.124
Treasury stock(1)	(0.001)

Balance as of December 31, 2011	118.637

Balance as of January 1, 2012	118.637
Restricted stock issued, net	0.385
Employee stock purchase plan shares issued	0.105
Treasury stock(1)	(0.007)

Balance as of September 30, 2012	119.120

(1)	Represents shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The consolidated statements of comprehensive income presents the changes in unrealized gains and losses on available for sale securities net of reclassification adjustments. The following table summarizes the adjustments to OCI for amounts reclassified from AOCI to net income during the period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Reclassifications included in net income for:
Net realized investment (gains) losses (net of taxes of $(5.2), $18.5, $(13.3) and $7.4)	$(9.7)	$34.4	$(24.9)	$13.9
Other-than-temporary impairments (net of taxes of $3.3, $0.6, $10.8 and $4.8)	6.0	1.1	20.1	8.9

Reclassifications included in net income	$(3.7)	$35.5	$(4.8)	$22.8

9.	Stock-Based Compensation

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2012	0.478	$13.15
Shares granted	0.433	10.09
Shares vested	(0.019)	12.47
Shares forfeited	(0.048)	11.41

Outstanding as of September 30, 2012	0.844	$11.70

10.	Commitments and Contingencies

Litigation

Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of September 30, 2012, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Other Commitments

As of September 30, 2012 and December 31, 2011, unfunded mortgage loan commitments were $52.3 and $105.1, respectively. As of September 30, 2012, the Company had no other material changes to our commitments or contingencies since December 31, 2011.

11.	Segment Information

The Company offers a broad range of products and services that include retirement, group health and employee benefits products and life insurance. These operations are managed separately as three divisions, consisting of four business segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are: Benefits, Deferred Annuities, Income Annuities, Individual Life and Other.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended September 30, 2012
		Deferred	Income	Individual
	Benefits	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$144.9	$—	$—	$9.2	$—	$154.1
Net investment income (loss)	5.5	135.6	100.9	71.1	(0.8)	312.3
Policy fees, contract charges, and other	1.9	5.1	1.7	32.7	5.7	47.1
Net realized gains (losses) – FIA	—	1.1	—	—	—	1.1

Total operating revenues	152.3	141.8	102.6	113.0	4.9	514.6

Benefits and expenses:
Policyholder benefits and claims	94.9	—	—	16.2	—	111.1
Interest credited	—	85.2	87.7	62.9	(0.4)	235.4
Other underwriting and operating expenses	40.7	19.5	5.4	16.2	7.1	88.9
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	13.1	0.9	3.9	—	17.9

Total benefits and expenses	135.6	117.8	94.0	99.2	14.9	461.5

Segment pre-tax adjusted operating income (loss)	$16.7	$24.0	$8.6	$13.8	$(10.0)	$53.1

Operating revenues	$152.3	$141.8	$102.6	$113.0	$4.9	$514.6
Add: Net realized investment gains (losses), excluding FIA	—	2.4	7.5	(3.4)	7.9	14.4

Total revenues	152.3	144.2	110.1	109.6	12.8	529.0
Total benefits and expenses	135.6	117.8	94.0	99.2	14.9	461.5

Income (loss) from operations before income taxes	$16.7	$26.4	$16.1	$10.4	$(2.1)	$67.5

	For the Three Months Ended September 30, 2011
		Deferred	Income	Individual
	Benefits	Annuities	Annuities	Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$140.8	$—	$—	$9.7	$—	$150.5
Net investment income	4.6	132.9	101.9	70.3	5.8	315.5
Policy fees, contract charges, and other	3.8	4.9	0.6	30.9	5.3	45.5
Net realized gains (losses) – FIA	—	(0.6)	—	—	—	(0.6)

Total operating revenues	149.2	137.2	102.5	110.9	11.1	510.9

Benefits and expenses:
Policyholder benefits and claims	89.6	0.6	—	19.2	—	109.4
Interest credited	—	80.7	88.1	61.1	(0.6)	229.3
Other underwriting and operating expenses	37.7	17.1	6.7	15.7	5.4	82.6
Interest expense	—	—	—	—	8.0	8.0
Amortization of DAC	—	12.3	0.6	2.1	—	15.0

Total benefits and expenses	127.3	110.7	95.4	98.1	12.8	444.3

Segment pre-tax adjusted operating income (loss)	$21.9	$26.5	$7.1	$12.8	$(1.7)	$66.6

Operating revenues	$149.2	$137.2	$102.5	$110.9	$11.1	$510.9
Add: Net realized investment gains (losses), excluding FIA	—	4.6	(49.5)	(0.3)	(10.8)	(56.0)

Total revenues	149.2	141.8	53.0	110.6	0.3	454.9
Total benefits and expenses	127.3	110.7	95.4	98.1	12.8	444.3

Income (loss) from operations before income taxes	$21.9	$31.1	$(42.4)	$12.5	$(12.5)	$10.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	For the Nine Months Ended September 30, 2012
		Deferred	Income	Individual
	Benefits	Annuities	Annuities	Life	Other	Total
Operating revenues:
Premiums	$423.3	$—	$—	$27.9	$—	$451.2
Net investment income	16.2	405.2	309.5	214.5	6.6	952.0
Policy fees, contract charges, and other	8.4	15.3	4.9	97.0	16.6	142.2
Net realized gains (losses) – FIA	—	1.1	—	—	—	1.1

Total operating revenues	447.9	421.6	314.4	339.4	23.2	1,546.5

Benefits and expenses:
Policyholder benefits and claims	271.8	—	—	49.0	—	320.8
Interest credited	—	248.2	255.1	193.4	(1.5)	695.2
Other underwriting and operating expenses	118.0	59.7	17.0	48.9	20.9	264.5
Interest expense	—	—	—	—	24.6	24.6
Amortization of DAC	—	40.1	2.4	6.6	—	49.1

Total benefits and expenses	389.8	348.0	274.5	297.9	44.0	1,354.2

Segment pre-tax adjusted operating income (loss)	$58.1	$73.6	$39.9	$41.5	$(20.8)	$192.3

Operating revenues	$447.9	$421.6	$314.4	$339.4	$23.2	$1,546.5
Add: Net realized investment gains (losses), excluding FIA	—	4.1	7.9	(2.6)	24.5	33.9

Total revenues	447.9	425.7	322.3	336.8	47.7	1,580.4
Total benefits and expenses	389.8	348.0	274.5	297.9	44.0	1,354.2

Income from operations before income taxes	$58.1	$77.7	$47.8	$38.9	$3.7	$226.2

As of September 30, 2012:
Total assets	$185.2	$12,518.6	$7,669.2	$6,622.1	$2,502.6	$29,497.7

	For the Nine Months Ended September 30, 2011
		Deferred	Income	Individual
	Benefits	Annuities	Annuities	Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$360.6	$—	$—	$30.2	$—	$390.8
Net investment income	13.2	384.2	309.2	212.6	18.5	937.7
Policy fees, contract charges, and other	10.8	15.5	1.2	92.5	16.1	136.1
Net realized gains (losses) – FIA	—	(0.7)	—	—	—	(0.7)

Total operating revenues	384.6	399.0	310.4	335.3	34.6	1,463.9

Benefits and expenses:
Policyholder benefits and claims	232.4	0.5	—	52.5	—	285.4
Interest credited	—	238.2	261.4	185.0	(1.9)	682.7
Other underwriting and operating expenses	97.3	50.8	18.5	46.0	18.0	230.6
Interest expense	—	—	—	—	24.0	24.0
Amortization of DAC	—	41.2	1.9	4.6	—	47.7

Total benefits and expenses	329.7	330.7	281.8	288.1	40.1	1,270.4

Segment pre-tax adjusted operating income (loss)	$54.9	$68.3	$28.6	$47.2	$(5.5)	$193.5

Operating revenues	$384.6	$399.0	$310.4	$335.3	$34.6	$1,463.9
Add: Net realized investment gains (losses), excluding FIA	—	7.7	(26.7)	1.8	(9.0)	(26.2)

Total revenues	384.6	406.7	283.7	337.1	25.6	1,437.7
Total benefits and expenses	329.7	330.7	281.8	288.1	40.1	1,270.4

Income (loss) from operations before income taxes	$54.9	$76.0	$1.9	$49.0	$(14.5)	$167.3

As of September 30, 2011:
Total assets, as adjusted	$212.6	$11,506.7	$7,283.9	$6,348.3	$2,437.8	$27,789.3

12.	Subsequent Events

On November 6, 2012, the Company declared a dividend of $0.07 per common share, or approximately $9.7 in total, to shareholders and warrant holders of record on November 20, 2012. The dividend will be paid on or about December 7, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in, or implied by, any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with Item 1 – “Condensed Financial Statements” included in this Form 10-Q, our Annual Report for the year ended December 31, 2011, filed with the SEC on February 29, 2012 (“2011 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.

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

Historical financial information has been restated to reflect the retrospective adoption of a new accounting standard for deferred acquisition costs on January 1, 2012. See Note 2 to the accompanying unaudited interim condensed consolidated financial statements for discussion of adoption of new accounting pronouncements.

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

Our Operations

We manage our business through three divisions composed of four business segments:

Benefits Division

•

Benefits. We offer medical stop-loss insurance, limited benefit medical plans, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups of 50 to 5,000 individuals. In addition to our insurance products, we offer managing general underwriter (MGU) and leave administration services.

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

Individual Life Division

•

Individual Life. We offer an array of insurance products such as term and universal life insurance (UL), including single premium life insurance (SPL), bank-owned life insurance (BOLI) and corporate-owned life insurance (COLI).

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

Current Outlook

The third quarter of 2012 offered modest U.S. economic growth, despite continued headwinds including European instability and weakness, and U.S. political uncertainty. The political uncertainty in the U.S. is exacerbated by the possibility of a “fiscal cliff” in early 2013, when automatic spending cuts and tax increases are set to take effect unless a deficit reduction plan is implemented. In addition, interest rates continue to be suppressed to historically low levels by the Federal Reserve to support a stronger economic recovery. Recently, in September 2012, the Federal Reserve announced plans to purchase additional agency mortgage-backed securities at a rate of $40 billion per month, which will continue to place downward pressure on interest rates. We expect interest rates to remain low for the next two years, which combined with tighter credit spreads will create continued pressure for our interest-sensitive asset-based businesses, impacting sales of and margins on these products, including fixed annuities, SPIAs, universal life insurance and BOLI.

To mitigate the risk of unfavorable consequences in this environment, such as spread compression on our in-force business, we remain proactive in our investment and product strategies, interest-crediting strategies and overall asset-liability management practices. To manage our asset yield in this environment, we have been and plan to continue increasing our investments in commercial mortgage loans we underwrite. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity. Further, we made additional progress on our investment strategy of selling lower yielding, higher premium agency RMBS where the prepayment characteristics of these securities had deteriorated. During the nine months ended September 30, 2012, we sold $365.3 of these assets. In doing so, we were able to produce realized gains while reducing our future reinvestment risk. We remain proactive in managing our prepayment and reinvestment risk and may seek similar transactions in the fourth quarter of 2012. Looking forward, we continue the pursuit of other investment strategies to help us retain our interest margins in the current low interest rate environment.

To manage our way through this uncertain environment and grow profitably, we will continue to focus on the strategies outlined in Item 1 – “Business – Our Strategies” in the 2011 10-K. Our 2012 focus is to continue executing on our Grow & Diversify initiatives, while at the same time remaining focused on our core businesses and maintaining our financial strength ratings.

We believe we have adequate levels of capital to support our current business and to fund organic and transactional growth. Opportunities for organic growth of our business and for strategic transactions have arisen as major players in the life insurance industry have exited or announced plans to exit the life and annuities marketplace. However, the success of these and other strategies may be affected by the factors discussed in Item 1A – “Risk Factors” and other factors as discussed herein.

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

Other than as described above, there have been no material changes to the critical accounting estimates listed above, which are described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited consolidated financial statements included in the 2011 10-K.

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

While we have restated DAC amortization to reflect the retrospective reduction in costs deferred, our policies and methodology have not changed. For more information on the impact of adoption, see Note 2 to the accompanying unaudited interim condensed consolidated financial statements.

The following table summarizes our DAC asset balances by segment:

	As of September 30, 2012	As of December 31, 2011
		(As adjusted)
Deferred Annuities	$259.3	$265.5
Income Annuities	43.5	37.9
Individual Life	66.7	65.0

Total unamortized balance at end of period	369.5	368.4
Accumulated effect of net unrealized gains	(223.4)	(182.4)

Balance at end of period	$146.1	$186.0

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

•

Individual Life. The DAC amortization period related to universal life policies is typically 25 years. DAC amortization related to our term life insurance policies is the premium paying period, which ranges from 10 to 30 years.

To determine the EGPs, we make assumptions as to lapse and withdrawal rates, expenses, interest margins, mortality experience, long-term equity market returns and investment performance. Estimating future gross profits is a complex process requiring considerable judgment and forecasting of events well into the future.

Changes to assumptions can have a significant impact on DAC amortization. In the event actual experience differs from our assumptions or our future assumptions are revised, we adjust our EGPs, which could result in a significant increase in amortization expense. EGPs are adjusted quarterly to reflect actual experience to date. For example, for our deferred annuity products, if renewal crediting rates are greater or lower than the renewal crediting rates we assumed in our DAC asset amortization models, we would record a change in amortization expense to reflect the change in our EGPs. For future assumptions we complete a study and refine our estimates of future gross profits at least annually during the third quarter. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC asset amortization models. This is often referred to as “unlocking” the DAC asset amortization model. In the quarter ended September 30, 2012, we recorded an unlocking adjustment of $2.6 which increased DAC amortization, primarily in our Individual Life segment. The unlocking was driven by lowering our assumptions for future interest margins, due to expected investment yields in this low interest rate environment. We also revise future assumptions as needed throughout the year if a significant transaction or trend is identified that would warrant a change in those assumptions.

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

We adjust the unamortized DAC balance for the accumulated effect of net unrealized gains or losses, which is recorded net of taxes in AOCI. This adjustment reflects the impact on EGPs as if the unrealized investment gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the low interest rate environment, and the corresponding adjustment decreases our DAC balance and AOCI. In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC adjustment would increase our DAC balance and increase AOCI. However, this adjustment is limited to cumulative capitalized acquisition costs plus interest, which would be $200.0, net of taxes of $130.0, in our Deferred Annuities segment, and $11.0, net of taxes of $7.1, in our Individual Life segment as of December 31, 2011.

New Accounting Standards

For a discussion of recently adopted accounting pronouncements, see Note 2 to the accompanying unaudited interim condensed consolidated financial statements.

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

	As of	As of
	September 30,	December 31,
	2012	2011
		(As adjusted)
Total stockholders’ equity	$3,641.2	$3,114.9
Less: AOCI	1,404.3	1,027.3

Adjusted book value*	2,236.9	2,087.6
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,455.0	$2,305.7

Book value per common share(1)	$26.37	$22.64

Adjusted book value per common share(2)*	$18.78	$17.60

Adjusted book value per common share, as converted(3)*	$17.78	$16.75

	For the Twelve Months Ended
	September 30,	December 31,
	2012	2011
		(As adjusted)
Return on stockholders’ equity, or ROE	7.6%	7.2%
Net income(4)	$248.1	$195.8
Average stockholders’ equity(5)	3,266.3	2,710.2

Operating return on average equity, or ROAE*	9.5%	9.5%
Adjusted operating income(6)*	$203.5	$190.2
Average adjusted book value(7)*	2,138.1	2,002.4

*	Represents a non-GAAP measure.
(1)	Book value per common share is calculated as stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 138.096 and 137.613 as of September 30, 2012 and December 31, 2011, respectively.
(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 119.120 and 118.637 as of September 30, 2012 and December 31, 2011, respectively.
(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 138.096 and 137.613 as of September 30, 2012 and December 31, 2011, respectively. The warrants, which will expire in August 2014, have an exercise price of $11.49.
(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended September 30, 2012, this consisted of quarterly net income of $55.2, $43.8, $75.4 and $73.7.
(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of September 30, 2012, stockholder’s equity for the most recent five quarters was $3,641.2, $3,378.4, $3,154.7, $3,114.9 and $3,042.2. As of December 31, 2011, stockholder’s equity for the most recent five quarters was $3,114.9, $3,042.2, $2.627.3, $2,410.2 and $2,356.6.
(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended September 30, 2012, this consisted of quarterly adjusted operating income of $45.9, $47.2, $59.3 and $51.1. Adjusted operating income consists of net income, less after-tax net realized gains (losses), plus after-tax net realized and unrealized gains (losses) related to our FIA product. For the twelve months ended September 30, 2012, the net quarterly reconciling amounts were $9.3, $(3.4), $16.1, and $22.6. For the twelve months ended December 31, 2011, adjusted operating income was $190.2, with a net reconciling amount of $5.6.
(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of September 30, 2012, adjusted book value for the most recent five quarters was $2,236.9, $2,190.4, $2,154.6, $2,087.6 and $2,021.1. AOCI, for the most recent five quarters was $1,404.3, $1,188.0, $1,000.1, $1,027.3 and $1,021.1. As of December 31, 2011, adjusted book value of the most recent five quarters was $2,087.6, $2,021.0, $2,017.6, $1,966.5 and $1,919.0. AOCI, for the most recent five quarters was $1,027.3, $1,021.1, $609.7, $443.7 and $437.6.

Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Revenues:
Premiums	$154.1	$150.5	2.4%	$451.2	$390.8	15.5%
Net investment income	312.3	315.5	(1.0)	952.0	937.7	1.5
Policy fees, contract charges, and other	47.1	45.5	3.5	142.2	136.1	4.5
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(13.3)	(4.9)	*	(25.2)	(8.6)	*
Other net realized investment gains (losses)	28.8	(51.7)	*	60.2	(18.3)	*

Total net realized investment gains (losses)	15.5	(56.6)	*	35.0	(26.9)	*

Total revenues	529.0	454.9	16.3	1,580.4	1,437.7	9.9
Benefits and expenses:
Policyholder benefits and claims	111.1	109.4	1.6	320.8	285.4	12.4
Interest credited	235.4	229.3	2.7	695.2	682.7	1.8
Other underwriting and operating expenses	88.9	82.6	7.6	264.5	230.6	14.7
Interest expense	8.2	8.0	2.5	24.6	24.0	2.5
Amortization of deferred policy acquisition costs	17.9	15.0	19.3	49.1	47.7	2.9

Total benefits and expenses	461.5	444.3	3.9	1,354.2	1,270.4	6.6

Income from operations before income taxes	67.5	10.6	*	226.2	167.3	35.2

Total provision for income taxes	12.3	0.1	*	51.8	45.2	14.6

Net income	$55.2	$10.5	* %	$174.4	$122.1	42.8%

Net income per common share(1):
Basic	$0.40	$0.08	* %	$1.26	$0.89	41.6%
Diluted	$0.40	$0.08	*	$1.26	$0.89	41.6

Weighted-average common shares outstanding:
Basic	138.091	137.559	0.4%	137.986	137.459	0.4%
Diluted	138.094	137.571	0.4	137.990	137.470	0.4

Non-GAAP Financial Measures:
Adjusted operating income	$45.9	$46.9	(2.1)%	$152.4	$139.1	9.6%

Adjusted operating income per common share:
Basic	$0.33	$0.34	(2.9)%	$1.10	$1.01	8.9%
Diluted	$0.33	$0.34	(2.9)	$1.10	$1.01	8.9

Reconciliation to net income:
Net income	$55.2	$10.5	*	$174.4	$122.1	42.8
Less: Net realized investment gains (losses) (net of taxes of $5.4, $(19.8), $12.2 and $(9.4))	10.1	(36.8)	*	22.8	(17.5)	*
Add: Net realized gains (losses) – FIA (net of taxes of $0.3, $(0.2), $0.3 and $(0.2))	0.8	(0.4)	*	0.8	(0.5)	*

Adjusted operating income	$45.9	$46.9	(2.1)%	$152.4	$139.1	9.6%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Basic and diluted net income per common share includes all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income per common share also includes the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of dilutive net income per share.

The following table sets forth pre-tax adjusted operating income, by segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Segment pre-tax adjusted operating income (loss):
Benefits	$16.7	$21.9	(23.7)%	$58.1	$54.9	5.8%
Deferred Annuities	24.0	26.5	(9.4)	73.6	68.3	7.8
Income Annuities	8.6	7.1	21.1	39.9	28.6	39.5
Individual Life	13.8	12.8	7.8	41.5	47.2	(12.1)
Other	(10.0)	(1.7)	*	(20.8)	(5.5)	*

Pre-tax adjusted operating income(1)	$53.1	$66.6	(20.3)%	$192.3	$193.5	(0.6)%

Add: Net realized investment gains (losses), excluding FIA	14.4	(56.0)	*	33.9	(26.2)	*

Income from operations before incomes taxes	$67.5	$10.6	* %	$226.2	$167.3	35.2%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Represents a non-GAAP measure.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary of Results

Net income increased $44.7 driven by realized gains on our investment portfolio, compared to realized losses in the third quarter of 2011. This was partially offset by a decrease in pre-tax adjusted operating income. In addition, the provision for income taxes increased $12.2 on higher pre-tax income, offset by benefits from higher levels of tax credit investments.

Net realized investment gains (losses) increased $72.1. This was driven by mark-to-market net gains on our trading securities. Net gains on trading securities were $25.0 for the three months ended September 30, 2012 compared to losses of $52.1 for the three months ended September 30, 2011. This was partially offset by an increase in impairments, which were $13.3 for third quarter 2012, compared to $4.9 for third quarter 2011. For further discussion of our investment results and portfolio refer to – “Investments.”

The provision for income taxes increased $12.2, driven by fluctuations in net realized investment gains (losses). The effective tax rate increased to 18.2% for three months ended September 30, 2012, compared to 0.9% for the same period in 2011. The difference between our effective rate and the federal tax rate is primarily due to benefits from our tax credit investments in relation to our overall income levels. Quarterly, we adjust our provision to reflect our estimated annual effective tax rate. In the fourth quarter 2012 and full year 2012, we expect our effective income tax rate to be in the low- to mid-20% range. This is lower than in recent years as a result of increased tax credit investments.

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income decreased $13.5 due to declines in two of our four business segments, as well as higher losses in our Other segment. Earnings in our business segments were constrained by higher operating expenses, which increased mainly due to higher employee-related and professional services expenses associated with our Grow & Diversify initiatives.

Our Benefits segment’s profitability decreased $5.2 over third quarter 2011 levels, driven by a higher loss ratio and higher expenses related to the build out of our group life and disability income insurance business, one of our Grow & Diversify initiatives. The loss ratio increased to 65.5% for the three months ended September 30, 2012, compared to 63.6% in the prior-year period.

Our Deferred Annuities segment’s profitability decreased $2.5, driven by lower interest spreads and increased expenses related to our Symetra True Variable AnnuitySM (True VA) product, one of our Grow & Diversify initiatives that launched in June 2012.

Our Income Annuities segment’s profitability increased $1.5 on favorable mortality experience and lower expenses, which was partially offset by decreased funding services activity.

Our Individual Life segment’s profitability increased $1.0 primarily due to a higher BOLI ROA, partially offset by higher individual life claims and higher amortization of DAC due to unlocking of future assumptions, related to a decrease in future expected investment yields.

Our Other segment’s losses increased $8.3 primarily due to lower net investment income related to our tax credit and alternative investments.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary of Results

Net income increased $52.3 as a result of realized gains on our investment portfolio, compared to realized losses in the nine months ended September 30, 2011.

Net realized investment gains increased $61.9, driven by mark-to-market net gains on our trading securities. Net gains on trading securities were $33.6 for the nine months ended September 30, 2012 compared to losses of $47.6 for the same period in 2011. This was partially offset by a $16.6 increase in impairments, which were $25.2 through third quarter of 2012, compared to $8.6 through the third quarter of 2011. For further discussion of our investment results and portfolio refer to – “Investments.”

The provision for income taxes increased $6.6 on higher pre-tax earnings, partially offset by a lower effective tax rate due to an increase in tax credit investments and the related benefits. The effective tax rate was 22.9% for the nine months ended September 30, 2012 compared to 27.0% for the same period in 2011. For the full year 2012, we expect an overall effective income tax rate in the low- to mid-20% range, which is lower than in recent years as a result of increased tax credit investments.

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income was relatively flat year-over-year. We experienced earnings increases in three of our four business segments, offset by higher losses in our Other segment. Our earnings results reflect a $33.9 increase in other underwriting and operating expenses over 2011 expense levels. This is primarily due to higher employee-related and professional services expenses related to our Grow & Diversify initiatives.

Our Benefits segment’s profitability increased $3.2 for the nine months ended September 30, 2012, compared to the same period in 2011. This was driven by a larger block of medical stop-loss business, a result of organic growth from strong sales, as well as premium related to the block of business acquired in July 2011. The loss ratio improved slightly to 64.2% for the nine months ended September 30, 2012, compared to 64.4% for the same period in 2011. This was partially offset by higher expenses related to our group life and disability income business, a Grow & Diversify initiative.

Our Deferred Annuities segment’s profitability increased $5.3 as the investment margin (net investment income less interest credited) increased $11.0. This was driven by a higher year-over-year interest spread on increased fixed account values, which was partially offset by higher expenses primarily related to our True VA product.

Our Income Annuities segment’s profitability increased $11.3 on mortality gains of $13.8 during the first nine months of 2012, compared to mortality gains of $4.2 for the same period in 2011, as well as contributions from higher year-over-year interest spreads.

Our Individual Life segment’s profitability decreased $5.7, driven by higher individual claims, increased employee-related expenses, primarily related to the implementation of our Grow & Diversify initiatives, and an unfavorable impact from our DAC unlocking. These were partially offset by growth in our BOLI ROA.

Our Other segment’s losses increased $15.3 primarily due to lower net investment income related to our tax credit investments.

Division Operating Results

The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three and nine months ended September 30, 2012 and 2011 are set forth in the following respective sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Operating revenues:
Premiums	$144.9	$140.8	2.9%	$423.3	$360.6	17.4%
Net investment income	5.5	4.6	19.6	16.2	13.2	22.7
Policy fees, contract charges, and other	1.9	3.8	(50.0)	8.4	10.8	(22.2)

Total operating revenues	152.3	149.2	2.1	447.9	384.6	16.5
Benefits and expenses:
Policyholder benefits and claims	94.9	89.6	5.9	271.8	232.4	17.0
Other underwriting and operating expenses	40.7	37.7	8.0	118.0	97.3	21.3

Total benefits and expenses	135.6	127.3	6.5	389.8	329.7	18.2

Segment pre-tax adjusted operating income	$16.7	$21.9	(23.7)%	$58.1	$54.9	5.8%

The following table sets forth selected historical operating metrics relating to our Benefits segment for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Loss ratio(1)	65.5%	63.6%	64.2%	64.4%
Expense ratio(2)	27.9	26.0	27.8	26.2

Combined ratio(3)	93.4	89.6	92.0	90.6

Medical stop-loss – loss ratio(4)	66.4	65.4	64.7	66.0
Total sales(5)	$31.3	$20.1	$133.6	$92.2

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss – loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $5.2, primarily the result of increased expenses related to the continued build-out of Symetra’s group life and disability income insurance business, and a higher loss ratio. The loss ratio for the third quarter of 2012 increased to 65.5%, compared to 63.6% for the same period in 2011.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $4.1 driven by organic growth of our medical stop-loss business, partially offset by a reduction in premiums from the block of business acquired in July 2011. We retained approximately 50% of policies from this block, which was below our expectations, although the loss ratio was better than expected.

Benefits and Expenses

Policyholder benefits and claims increased $5.3 driven by growth in our medical stop-loss business. The loss ratio for the third quarter of 2012 increased compared to the same period in 2011, which primarily reflects an increase in the severity of stop-loss claims.

The $3.0 increase in other underwriting and operating expenses was driven mainly by expenses related to expansion of our group life and disability operations as part of our Grow & Diversify strategy. Also contributing to the increase was higher incentive compensation on a larger block of business.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $3.2, primarily the result of a relatively flat loss ratio on a larger medical stop-loss block of business, offset by increased operating expenses primarily related to the expansion of our group life and disability operations. The loss ratio for the nine months ended September 30, 2012, improved slightly, to 64.2%, compared to 64.4% for the same period in 2011.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $62.7 driven by organic growth from strong 2012 sales, as well as premiums related to the medical stop-loss block of business acquired in July 2011.

Benefits and Expenses

Policyholder benefits and claims increased $39.4 driven by growth in our medical stop-loss business, including the block of business acquired in July 2011.

The $20.7 increase in other underwriting and operating expenses was driven by expenses related to the expansion of our group life and disability operations as part of our Grow & Diversify strategy, and higher commissions and incentive compensation due to growth in our business.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Operating revenues:
Net investment income	$135.6	$132.9	2.0%	$405.2	$384.2	5.5%
Policy fees, contract charges, and other	5.1	4.9	4.1	15.3	15.5	(1.3)
Net realized gains (losses) – FIA	1.1	(0.6)	*	1.1	(0.7)	*

Total operating revenues	141.8	137.2	3.4	421.6	399.0	5.7
Benefits and expenses:
Policyholder benefits and claims	—	0.6	(100.0)	—	0.5	(100.0)
Interest credited	85.2	80.7	5.6	248.2	238.2	4.2
Other underwriting and operating expenses	19.5	17.1	14.0	59.7	50.8	17.5
Amortization of deferred policy acquisition costs	13.1	12.3	6.5	40.1	41.2	(2.7)

Total benefits and expenses	117.8	110.7	6.4	348.0	330.7	5.2

Segment pre-tax adjusted operating income	$24.0	$26.5	(9.4)%	$73.6	$68.3	7.8%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Account values – Fixed annuities	$10,987.2	$10,422.4
Account values – Variable annuities	734.3	670.9
Interest spread(1)	1.83%	1.92%	1.88%	1.86%

Base earned yield	4.82	5.04	4.87	5.07
Base credited yield	3.04	3.20	3.03	3.24

Base interest spread(2)	1.78	1.84	1.84	1.83

Total sales(3)	$166.5	$393.6	$845.8	$1,458.5

(1)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees. Interest is credited on a daily basis and therefore quarters with more/less days of interest reduces/increases interest spread and base interest spread.
(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and deferred sales inducement unlocking. Interest is credited on a daily basis and therefore quarters with more/less days of interest reduces/increases interest spread and base interest spread.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $2.5 primarily driven by a lower interest margin and higher operating expenses associated with our True VA product, launched in June 2012. The interest margin decreased due to a lower year-over-year interest spread on lower investment yields, partially offset by higher fixed annuities account values.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $2.7, driven by a $0.7 billion increase in average invested assets from increased fixed annuities account values. This was partially offset by overall lower yields on our fixed maturities, driven by purchases of lower yielding assets and prepayments on higher yielding assets. Additionally, prepayment-related income increased $0.7, to $2.5 for the three months ended September 30, 2012 compared to $1.8 for the same period in 2011.

Benefits and Expenses

Interest credited increased $4.5, primarily due to a $0.7 billion increase in average fixed annuities account values and a $1.0 unfavorable impact from DSI unlocking in the third quarter of 2012. Other underwriting and operating expenses increased $2.4 primarily related to expenses associated with our True VA product.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $5.3, primarily driven by higher fixed annuities account values, which increased $0.6 billion to $11.0 billion, and a stable year-over-year interest spread. These results were partially offset by higher operating expenses related to our True VA product.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $21.0, driven by a $1.0 billion increase in average invested assets from increased fixed annuities account values. Additionally, prepayment-related income increased $2.7, to $4.8 for the nine months ended September 30, 2012 compared to $2.1 for the same period in 2011. This income growth was partially offset by lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.

Benefits and Expenses

Interest credited increased $10.0, primarily due to a $0.9 billion increase in average fixed annuities account values. DAC amortization, which normally increases as account values increase, decreased $1.1 as a result of lower lapses than previously assumed in our models. Other underwriting and operating expenses increased $8.9, primarily related to expenses associated with our True VA product.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income	$100.9	$101.9	(1.0)%	$309.5	$309.2	0.1%
Policy fees, contract charges, and other	1.7	0.6	*	4.9	1.2	*

Total operating revenues	102.6	102.5	0.1	314.4	310.4	1.3
Benefits and expenses:
Interest credited	87.7	88.1	(0.5)	255.1	261.4	(2.4)
Other underwriting and operating expenses	5.4	6.7	(19.4)	17.0	18.5	(8.1)
Amortization of deferred policy acquisition costs	0.9	0.6	50.0	2.4	1.9	26.3

Total benefits and expenses	94.0	95.4	(1.5)	274.5	281.8	(2.6)

Segment pre-tax adjusted operating income	$8.6	$7.1	21.1%	$39.9	$28.6	39.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reserves(1)	$6,576.7	$6,618.9
Interest spread(2)	0.56%	0.53%	0.61%	0.53%
Base earned yield	6.04	6.13	6.10	6.11
Base credited yield	5.52	5.59	5.56	5.60

Base interest spread(3)	0.52	0.54	0.54	0.51

MBS prepayment speed adjustment(4)	$0.2	$(0.2)	$0.4	$0.9
Mortality gains (losses)(5)	2.0	(1.4)	13.8	4.2
Total sales(6)	49.5	64.6	200.6	167.8

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums and the MBS prepayment speed adjustment.
(4)	MBS prepayment speed adjustment is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.
(5)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(6)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $1.5 primarily due to favorable mortality experience and a decline in expenses, partially offset by lower income from funding services activity.

In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $1.0 driven by a decrease in yields and a decline in average invested assets. Policy fees, contract charges, and other increased $1.1 primarily from fee revenue earned on sales of third-party structured settlements.

Benefits and Expenses

Interest credited decreased $0.4 driven primarily by favorable mortality experience as we experienced mortality gains of $2.0 in the third quarter of 2012, compared to losses of $1.4 in the third quarter of 2011. Mortality experience is volatile and can fluctuate significantly from quarter to quarter. Favorable mortality experience was partially offset by decreased funding services activity.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $11.3 primarily due to mortality gains of $13.8 during the nine months ended September 30, 2012, compared to gains of $4.2 for the same period in 2011. Higher base interest spreads on slightly lower reserves also contributed to the improved earnings.

In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.

Operating Revenues

Policy fees, contract charges, and other increased $3.7 primarily from fee revenue earned on sales of third-party structured settlements.

Benefits and Expenses

Interest credited decreased $6.3 driven by favorable mortality experience. Also contributing to the decline was lower interest credited, driven by a decline in crediting rates on slightly lower reserves. This was partially offset by decreased funding services activity.

Individual Life

The following table sets forth the results of operations relating to our Individual Life segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
		(As adjusted)			(As adjusted)
Operating revenues:
Premiums	$9.2	$9.7	(5.2)%	$27.9	$30.2	(7.6)%
Net investment income	71.1	70.3	1.1	214.5	212.6	0.9
Policy fees, contract charges, and other	32.7	30.9	5.8	97.0	92.5	4.9

Total operating revenues	113.0	110.9	1.9	339.4	335.3	1.2
Benefits and expenses:
Policyholder benefits and claims	16.2	19.2	(15.6)	49.0	52.5	(6.7)
Interest credited	62.9	61.1	2.9	193.4	185.0	4.5
Other underwriting and operating expenses	16.2	15.7	3.2	48.9	46.0	6.3
Amortization of deferred policy acquisition costs	3.9	2.1	85.7	6.6	4.6	43.5

Total benefits and expenses	99.2	98.1	1.1	297.9	288.1	3.4

Segment pre-tax adjusted operating income	$13.8	$12.8	7.8%	$41.5	$47.2	(12.1)%

The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Individual insurance:
Individual claims(1)	$13.9	$13.0	$44.7	$40.8
UL account value(2)	717.3	659.1
UL interest spread(3)	1.44%	1.51%	1.61%	1.64%
UL base interest spread(4)	1.58	1.68	1.64	1.68
Individual sales(5)	$1.6	$3.3	$7.8	$8.6
BOLI:
BOLI account value(2)	$4,621.9	$4,474.2
BOLI ROA(6)	1.07%	0.82%	1.02%	0.97%
BOLI base ROA(7)	1.02	0.85	0.95	0.98
BOLI sales(8)	$—	$—	$2.0	$—

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(2)	UL account value and BOLI account value represent our liabilities to our policyholders. UL account values include SPL account values of $209.2 and $140.2 as of September 30, 2012 and 2011, respectively.
(3)	UL interest spread, excluding SPL, is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(4)	UL base interest spread, excluding SPL, is UL interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, bonus interest unlocking and reserve adjustments.
(5)	Individual sales represents annualized first year premiums for recurring premium products and 10% of new single premium deposits, net of first year policy lapses and/or surrenders.
(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(7)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(8)	BOLI sales represents 10% of new BOLI total deposits.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $1.0 primarily driven by a higher BOLI base ROA as a result of lower BOLI claims, partially offset by higher individual claims experience and an unfavorable impact from DAC unlocking.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $0.8, driven by an increase in average invested assets, primarily related to BOLI and UL account values. This was partially offset by lower yields in 2012 on asset purchases, including reinvestment, over the past twelve months.

Policy fees, contract charges, and other increased $1.8 due to higher COI and administrative fees on larger blocks of business for our UL and BOLI products.

Benefits and Expenses

Benefit-related expenses (policyholder benefits and claims, and interest credited) decreased $1.2, primarily due to lower BOLI claims. This was partially offset by higher claims on our individual life insurance business and an increase in incurred interest on higher BOLI and UL account values.

Amortization of deferred acquisition costs increased $1.8 primarily due to an unfavorable impact from unlocking of assumptions in the third quarter 2012, related to future investment yields.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $5.7 primarily driven by higher individual claims experience, and higher expenses related to our Grow & Diversify initiatives.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums decreased $2.3 due to lapses on our term business.

Net investment income increased $1.9 due to an increase in average invested assets, primarily related to higher BOLI and UL account values. This was partially offset by lower yields during the nine months ended September 30, 2012, compared to the same period in 2011, which was the result of lower yields on asset purchases over the past twelve months.

Benefits and Expenses

Benefit-related expenses increased $4.9. This was primarily driven by higher claims on our individual insurance products, as well as an increase in interest credited on higher BOLI and UL account values. These were partially offset by lower claims on our BOLI block of business.

Other underwriting and operating expenses increased $2.9 due to higher employee-related expenses, primarily due to the implementation of our Grow & Diversify initiatives.

Amortization of deferred acquisition costs increased $2.0 primarily due to an unfavorable impact in the third quarter of 2012 from unlocking of assumptions related to future investment yields.

Other

The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended September 30,		QTD Variance (%)	Nine Months Ended September 30,		YTD Variance (%)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Operating revenues:
Net investment income (loss)	$(0.8)	$5.8	* %	$6.6	$18.5	(64.3)%
Policy fees, contract charges, and other	5.7	5.3	7.5	16.6	16.1	3.1

Total operating revenues	4.9	11.1	(55.9)	23.2	34.6	(32.9)
Benefits and expenses:
Interest credited	(0.4)	(0.6)	33.3	(1.5)	(1.9)	21.1
Other underwriting and operating expenses	7.1	5.4	31.5	20.9	18.0	16.1
Interest expense	8.2	8.0	2.5	24.6	24.0	2.5

Total benefits and expenses	14.9	12.8	16.4%	44.0	40.1	9.7%

Segment pre-tax adjusted operating loss	$(10.0)	$(1.7)	*	$(20.8)	$(5.5)	*

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $10.0 for the third quarter of 2012 compared with losses of $1.7 for the same period in 2011. This decline in results was primarily due to lower net investment income mainly related to tax credit and alternative investments.

Amortization of tax credit investments, which is recorded as a reduction to net investment income, increased over 2011 due to higher levels of investments in these assets. Additionally, in the third quarter of 2012, we had higher amortization of our tax credit investments based on the acceleration of tax deductions of certain partnerships. Tax credit investments reduce investment income, but provide tax benefits that help decrease our effective tax rate. See “Investments – Investments in Limited Partnerships – Tax Credit Investments” for further information.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $20.8 for the nine months ended September 30, 2012 compared with losses of $5.5 for the same period in 2011. This decline in results was primarily due to lower net investment income, mainly related to higher levels of tax credit investments and the higher amortization in the third quarter discussed above.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of September 30, 2012 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our marked-to-market portfolio of securities, also referred to as our equity and equity-like investments, mainly support investment strategies including asset and liability matching strategies for certain long-duration insurance products. These equity and equity-like investments include common stock, investments in REITs and convertible bonds. We believe that prudent levels of equity and equity-like investments offer enhanced long-term, after-tax total returns to support a portion of our longest duration liabilities.

The following table presents the composition of our investment portfolio:

	As of September 30, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,704.3	82.6%	$21,968.8	83.9%
Private	916.6	3.3	936.4	3.6
Marketable equity securities, available-for-sale(1)	48.4	0.2	50.3	0.2
Marketable equity securities, trading(2)	535.8	2.0	381.7	1.4
Mortgage loans, net	2,939.8	10.7	2,517.6	9.6
Policy loans	67.0	0.2	69.0	0.3
Investments in limited partnerships(3):
Private equity funds	29.0	0.1	27.8	0.1
Tax credit investments	213.2	0.8	199.1	0.8
Other invested assets	38.2	0.1	21.0	0.1

Total	$27,492.3	100.0%	$26,171.7	100.0%

(1)	Primarily includes non-redeemable preferred stock.
(2)	Includes investments in common stock, including REITs, and investments in mutual funds.
(3)	Investments in private equity funds are carried at fair value, while our limited partnership interests related to tax credit investments are carried at amortized cost.

The increase in invested assets during the first nine months of 2012 is primarily due to portfolio growth generated by sales of fixed deferred annuities and an increase in the net unrealized gain position of our available-for-sale fixed maturities. As of September 30, 2012 and December 31, 2011, we had net unrealized gains of $2.5 billion and $1.8 billion, respectively, on our fixed maturity portfolio.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.23%	$276.9	5.38%	$282.5
Marketable equity securities, available-for-sale	4.42	0.6	4.45	0.6
Marketable equity securities, trading	2.73	3.3	2.60	2.3
Mortgage loans, net	6.05	43.9	6.64	36.0
Policy loans	5.60	1.0	3.85	0.7
Investments in limited partnerships:
Private equity funds	(1.58)	(0.1)	26.42	1.7
Tax credit investments(2)	(10.82)	(7.6)	(6.13)	(3.3)
Other income producing assets(3)	2.79	1.8	2.06	1.5

Gross investment income before investment expenses	5.07	319.8	5.33	322.0
Investment expenses	(0.12)	(7.5)	(0.11)	(6.5)

Net investment income	4.95%	$312.3	5.22%	$315.5

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative yield from these tax credit investments is offset by U.S. federal income tax benefits. The total benefit to net income was $4.3 and $1.4 for the three months ended September 30, 2012 and 2011, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the three months ended September 30, 2012, net investment income decreased 1.0% compared to the same period in 2011, driven by a decrease in the total net investment yield, partially offset by an increase in invested assets on sales of our fixed deferred annuities. Yields decreased to 4.95% for the three months ended September 30, 2012 from 5.22% for the same period in 2011. This reduction reflects the prolonged low interest rate environment. In an attempt to mitigate the effects of this, we continued to increase our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We focus on originating loans at a consistent spread to comparable U.S. Treasuries. For the three months ended September 30, 2012, we originated loans at a spread over U.S. Treasuries of approximately 340bp, compared with an approximate 300bp spread over U.S. Treasuries for the same period in 2011. While our spread has increased, U.S. Treasury rates have declined substantially to historically low levels, which in combination with the origination of $1.5 billion in mortgage loans over the past two years, has led to a decline in our overall mortgage loan yields.

We continue to experience prepayment activity and related prepayment income as a result of the low interest rate environment. Prepayment-related income includes make-whole premiums and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. This income generated approximately 9 basis points (bps) of yield in the three months ended September 30, 2012, compared to 2bps in the same period in 2011. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our investment income and interest spreads.

In June 2012, U.S. banking regulators announced that, beginning in 2013, trust preferred securities (TruPS) issued by banks would no longer be treated as Tier 1 Capital. Many TruPS have features that allow the issuer to call the security at par upon a regulatory event such as this. As of September 30, 2012, $92.7 of these callable securities, on an amortized cost basis, have been redeemed. We have remaining holdings of $151.8, and we may experience additional calls of these securities in 2012. Generally, we do not expect to receive prepayment related income on these redemptions.

The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.31%	$842.6	5.46%	$852.3
Marketable equity securities, available-for-sale	5.77	2.3	5.78	2.3
Marketable equity securities, trading	2.78	8.9	2.59	5.4
Mortgage loans, net	6.14	126.5	6.42	95.2
Policy loans	5.61	2.9	5.14	2.7
Investments in limited partnerships:
Private equity and hedge funds	2.91	0.5	18.11	4.1
Tax credit investments(2)	(8.15)	(16.5)	(6.23)	(9.6)
Other income producing assets(3)	2.62	5.7	1.71	4.2

Gross investment income before investment expenses	5.18	972.9	5.37	956.6
Investment expenses	(0.11)	(20.9)	(0.11)	(18.9)

Net investment income	5.07%	$952.0	5.26%	$937.7

(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative yield from these tax credit investments is offset by U.S. federal income tax benefits. The total benefit to net income was $13.0 and $5.8 for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

For the nine months ended months ended September 30, 2012, net investment income increased 1.5% compared to the same period in 2011, driven by an increase in invested assets on sales of our fixed deferred annuities. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.07% for the nine months ended September 30, 2012 from 5.26% for the same period in 2011. This reduction reflects the prolonged low interest rate environment. Yields on fixed maturity purchases in the nine months ended September 30, 2012 were approximately 250 bps lower than the average yield on existing fixed maturity investments. In an attempt to mitigate the effects of this, we continued to increase our underwriting of commercial mortgage loans. Additionally, prepayment-related income generated 7bps of yield in the first nine months of 2012, compared to 2bps of yield in the same period in 2011.

Net Realized Investment Gains (Losses)

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(As adjusted)		(As adjusted)
Gross realized gains on sales of fixed maturities	$7.4	$2.3	$40.4	$34.7
Gross realized losses on sales of fixed maturities	(6.4)	—	(14.3)	(7.6)

Impairments:
Public fixed maturities(1)	(8.0)	(0.4)	(10.2)	(1.0)
Private fixed maturities	—	—	—	—

Total credit-related	(8.0)	(0.4)	(10.2)	(1.0)
Other	(5.3)	(4.5)	(15.0)	(7.6)

Total impairments	(13.3)	(4.9)	(25.2)	(8.6)

Net gains (losses) on trading securities	25.0	(52.1)	33.6	(47.6)

Other net investment gains (losses)(2):
Other gross gains	6.7	10.9	15.0	23.6
Other gross losses	(3.9)	(12.8)	(14.5)	(21.4)

Net realized investment gains (losses) before taxes	$15.5	$(56.6)	$35.0	$(26.9)

(1)	Public fixed maturities include publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and DSI.

In the third quarter 2012, our portfolio produced net realized gains of $15.5 as compared to net realized losses of $56.6 for the same period in 2011, primarily due to a $77.1 increase in mark-to-market gains on our equity trading portfolio. Our equity trading portfolio had gains of $25.0 in the three months ended September 30, 2012, compared to losses of $52.1 in 2011. This performance was consistent with the movement in the S&P 500 in each period. Refer to the – “Return on Equity-like Investments” section for a comparison of our portfolio performance to the relevant benchmarks. The improvement in our equity portfolio was partially offset by an $8.4 increase in impairments.

For the nine months ended September 30, 2012, our portfolio produced net realized gains of $35.0, as compared to losses of $26.9 for the same period in 2011, primarily due to an $81.2 increase in mark-to-market gains on our equity trading portfolio. Our equity trading portfolio had gains of $33.6 in the nine months ended September 30, 2012, compared to losses of $47.6 in 2011, each primarily driven by activity in the third quarter. The improvement in our equity portfolio was partially offset by a $16.6 increase in impairments.

Impairments

We monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three months ended September 30, 2012 were driven by credit losses, including a $6.9 impairment of one corporate security in the utilities sector. Additionally, we incurred a $4.7 impairment on holdings we intend to sell related to one issuer.

For the nine months ended September 30, 2012, impairments were driven by write-downs of securities we intend to sell, including impairments of $12.4 related to two holdings. For those issuers for which we recorded a credit-related impairment during 2012, we had remaining holdings with an amortized cost of $78.9 and a fair value of $76.8 as of September 30, 2012. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.

Fixed Maturity Securities

Fixed maturities represented approximately 86% and 88% of invested assets as of September 30, 2012 and December 31, 2011, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of September 30, 2012, privately placed fixed maturities represented 3.9% of our total fixed maturity portfolio at fair value.

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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of September 30, 2012			As of December 31, 2011
		Amortized	Fair	% of Total	Amortized	Fair	% of Total
		Cost	Value	Fair Value	Cost	Value	Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,381.1	$14,031.0	59.4%	$12,684.8	$13,987.6	61.1%
2	BBB	7,505.2	8,350.2	35.4	6,792.9	7,409.5	32.3

	Total investment grade	19,886.3	22,381.2	94.8	19,477.7	21,397.1	93.4

3	BB	626.0	659.6	2.8	902.9	897.8	3.9
4	B	457.9	462.8	1.9	549.4	507.5	2.2
5	CCC & lower	115.8	101.7	0.4	124.4	96.2	0.4
6	In or near default	24.2	15.6	0.1	7.0	6.6	0.1

	Total below investment grade	1,223.9	1,239.7	5.2	1,583.7	1,508.1	6.6

Total		$21,110.2	$23,620.9	100.0%	$21,061.4	$22,905.2	100.0%

Below investment grade securities comprised 5.2% and 6.6% of our fixed maturities portfolio as of September 30, 2012 and December 31, 2011, respectively. The decline in the relative amount of below investment grade fixed maturities is primarily due to securities that were called or redeemed during 2012, or were upgraded to investment grade. We held NAIC 5 and 6 designated securities with gross unrealized losses of $26.8 as of September 30, 2012, of which $17.9, or 66.8%, related to three issuers. Our analysis of these issuers, including management’s best estimates of future cash flows where appropriate, supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers, the majority of which are municipal bonds. As of September 30, 2012, fixed maturities with monoline guarantees had an amortized cost of $509.1 and a fair value of $547.1, with gross unrealized losses of $1.8, compared to an amortized cost of $513.4 and a fair value of $543.4, with gross unrealized losses of $4.2 as of December 31, 2011. As of September 30, 2012, $513.0, or 93.8%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both with the monoline insurance and on a standalone basis. The credit ratings in the table above reflect, where applicable, the guarantees provided by monoline bond insurers.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of September 30, 2012
	Cost or	Gross	Gross		% of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	OTTI
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,901.6	$207.0	$(3.2)	$2,105.4	8.9%	$(0.7)
Consumer staples	2,429.5	352.2	(3.7)	2,778.0	11.8	(1.8)
Energy	849.6	120.0	(1.0)	968.6	4.1	—
Financials	1,715.1	157.5	(32.3)	1,840.3	7.8	(0.7)
Health care	1,356.4	202.6	(0.5)	1,558.5	6.6	(1.7)
Industrials	2,872.5	433.2	(4.1)	3,301.6	14.0	0.5
Information technology	335.8	52.2	(0.1)	387.9	1.6	—
Materials	1,373.0	151.7	(14.8)	1,509.9	6.4	(11.0)
Telecommunication services	707.4	88.7	(3.3)	792.8	3.4	(0.8)
Utilities	1,673.9	261.7	(10.6)	1,925.0	8.1	(0.9)

Total corporate securities	15,214.8	2,026.8	(73.6)	17,168.0	72.7	(17.1)
U.S. government and agencies	123.2	6.0	—	129.2	0.5	(0.1)
State and political subdivisions	704.2	40.3	(0.4)	744.1	3.1	(0.1)
Residential mortgage-backed securities:
Agency	2,569.9	257.7	(0.5)	2,827.1	12.0	—
Non-agency:
Prime	228.8	13.5	(1.5)	240.8	1.0	(11.8)
Alt-A	79.5	3.8	(0.5)	82.8	0.4	(1.3)

Total residential mortgage-backed securities	2,878.2	275.0	(2.5)	3,150.7	13.4	(13.1)
Commercial mortgage-backed securities	1,710.9	179.7	(1.6)	1,889.0	8.0	(1.5)
Other debt obligations	478.9	61.7	(0.7)	539.9	2.3	—

Total	$21,110.2	$2,589.5	$(78.8)	$23,620.9	100.0%	$(31.9)

	As of December 31, 2011
	Cost or	Gross	Gross		% of
	Amortized	Unrealized	Unrealized	Fair	Total Fair	OTTI
	Cost	Gains	Losses	Value	Value	in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,578.6	$138.5	$(8.1)	$1,709.0	7.5%	$(0.7)
Consumer staples	2,409.3	308.3	(6.9)	2,710.7	11.8	(1.4)
Energy	768.4	94.9	(4.0)	859.3	3.8	—
Financials	1,882.1	90.5	(93.3)	1,879.3	8.2	(0.7)
Health care	1,280.3	156.6	(3.3)	1,433.6	6.3	(1.8)
Industrials	2,865.6	342.6	(10.8)	3,197.4	14.0	0.4
Information technology	355.2	39.0	(0.2)	394.0	1.7	—
Materials	1,270.3	110.5	(24.9)	1,355.9	5.9	(11.4)
Telecommunication services	666.4	66.9	(17.6)	715.7	3.1	(0.8)
Utilities	1,719.2	223.0	(15.9)	1,926.3	8.4	(0.1)

Total corporate securities	14,795.4	1,570.8	(185.0)	16,181.2	70.7	(16.5)
U.S. government and agencies	82.0	5.2	—	87.2	0.3	(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	2.8	(0.1)
Residential mortgage-backed securities:
Agency	3,019.5	243.8	(0.5)	3,262.8	14.2	—
Non-agency:
Prime	278.3	8.3	(13.8)	272.8	1.2	(25.7)
Alt-A	90.6	2.1	(3.3)	89.4	0.4	(8.2)

Total residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	15.8	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	8.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	2.4	(4.1)

Total	$21,061.4	$2,054.1	$(210.3)	$22,905.2	100.0%	$(57.3)

During the nine months ended September 30, 2012, we increased our investments in corporate securities with cash generated from sales, primarily of fixed deferred annuities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Our fixed maturities holdings are diversified by industry and issuer. As of September 30, 2012, there was $32.3 of gross unrealized losses in financial sector securities, compared to $93.3 as of December 31, 2011. The losses were primarily associated with long dated subordinated, hybrid, and preferred securities, and the securities’ prices reflect relatively wide financial sector credit spreads. Financial sector credit spreads were wider at December 31, 2011 due to heightened concerns over the European debt crisis and its potential impact on the industry. Improvement in gross unrealized losses can also be attributed to generally lower interest rates, particularly intermediate and long-term rates, and tendered securities. Additionally, as of September 30, 2012, $13.3 of the gross unrealized losses were related to a single holding. Based on our analysis of this security, as well as our other financial sector holdings in an unrealized loss position, we expect to recover the entire amortized cost.

The portfolio does not have significant exposure to any single issuer. As of September 30, 2012 and December 31, 2011, the fair value of our ten largest corporate securities holdings was $1,592.2 and $1,505.0, respectively, or 9.3% of total corporate securities at both periods. The fair value of our largest exposure to a single issuer of corporate securities was $241.2, or 1.4% of total corporate securities, as of September 30, 2012. All of the securities related to this issuer have an NAIC rating of 2 or higher. As of December 31, 2011, the fair value of our largest exposure to a single issuer of corporate securities was $221.5, or 1.4% of total corporate securities, all of which had an NAIC rating of 2 or higher.

Fixed Maturity Securities in European Countries

The following table summarizes our exposure to fixed maturities in European countries, denominated in U.S. dollars and separated into sovereign debt, financial industry and other corporate debt. The country designation is based on the issuer’s country of incorporation.

	As of September 30, 2012
	Sovereign	Financial	Other	Total	% of	Amortized
	Debt	Industry	Corporate	Fair Value	Exposure	Cost
European Countries:
United Kingdom	$—	$21.2	$512.8	$534.0	36.5%	$466.8
Netherlands	—	—	484.3	484.3	33.1	438.1
Luxembourg	—	—	114.1	114.1	7.8	100.7
Switzerland	—	109.8	—	109.8	7.5	101.5
France	—	18.5	89.8	108.3	7.4	100.8
Sweden	—	—	51.0	51.0	3.5	43.0
Germany	—	10.5	8.6	19.1	1.3	20.7
Italy	—	—	14.5	14.5	1.0	13.3
Belgium	—	—	7.6	7.6	0.5	7.1
Norway	—	0.7	6.4	7.1	0.5	6.1
Greece	—	—	4.4	4.4	0.3	4.0
Austria	—	—	4.1	4.1	0.3	3.9
Spain	—	—	2.7	2.7	0.2	2.8
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.8	—	—	0.8	—	0.9

Total	$0.8	$160.7	$1,301.4	$1,462.9	100.0%	$1,310.7

As of September 30, 2012, the fair value of our fixed maturities in European countries was 6.2% of our total fixed maturities portfolio. Our gross unrealized losses on these securities were $8.9 as of September 30, 2012. The fair value of our ten largest European security holdings was $892.4, or 3.8% of the fixed maturities portfolio. The fair value of our largest single issuer exposure to a European country was $124.8, or 0.5% of the portfolio.

Effective July 1, 2012, Washington state, our primary state of domicile, increased the percentage of assets our primary insurance subsidiary is able to invest in foreign securities to 20%, from 10%, of statutory admitted assets. This opportunity provides us with additional flexibility to invest in high-quality foreign corporate securities with a focus on investment grade securities. We expect to take advantage of these new limits with purchases of foreign corporate securities beginning in the fourth quarter of 2012.

Fixed Maturity Securities by Contractual Maturity Date

As of September 30, 2012 and December 31, 2011, approximately 21% of the fair value of our fixed maturity portfolio was held in mortgage-backed securities, and approximately 21% was held in securities that are due after ten years, which we consider to be longer duration assets. As of December 31, 2011, approximately 24% of the fair value of our fixed maturity portfolio was held in mortgage-backed securities, and approximately 23% was held in securities that are due after ten years.

Fixed maturities in these categories primarily back long duration reserves in our Income Annuities segment, which can exceed a period of 30 years. As of September 30, 2012 and December 31, 2011, approximately 70% and 78%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads. Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of September 30, 2012.

Mortgage-Backed Securities

As of September 30, 2012, our fixed maturity securities portfolio included $5.0 billion of residential and commercial mortgage-backed securities at fair value. The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have recently stabilized. Non-agency mortgage-backed securities in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak. Our mortgage-backed securities are primarily agency securities, which account for approximately 65% of the portfolio. Additionally, approximately 28% of our mortgage-backed securities are AAA rated, non-agency securities in the most senior tranche of the structure type.

All of our RMBS and CMBS securities have prepayment options. Prepayments that vary from our estimates in amount or timing cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. These adjustments, which relate primarily to RMBS, are recorded in net investment income in our results of operations and create volatility between periods. Refer to the RMBS section below for additional discussion.

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to the most credit-worthy customers with high-quality credit profiles. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios.

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of September 30, 2012		As of December 31, 2011
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$2,827.1	10.3%	$3,262.8	12.5%
Non-agency:
Prime	240.8	0.9	272.8	1.0
Alt-A	82.8	0.3	89.4	0.3

Subtotal non-agency	323.6	1.2	362.2	1.3

Total	$3,150.7	11.5%	$3,625.0	13.8%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on highest rating by Moody’s, S&P, or Fitch.

	As of September 30, 2012
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2011
Vintage:
2007	—	—	—	—	17.1	17.1	21.4
2006	—	—	—	—	72.9	72.9	94.5
2005	—	—	2.9	—	89.7	92.6	104.7
2004 and prior	103.4	9.9	12.0	—	0.4	125.7	148.3

Total amortized cost	$103.4	$9.9	$14.9	$—	$180.1	$308.3	$368.9

Net unrealized gains (losses)	3.3	0.3	0.5	—	11.2	15.3	(6.7)

Total fair value	$106.7	$10.2	$15.4	$—	$191.3	$323.6	$362.2

On a fair value basis, as of September 30, 2012, our Alt-A portfolio was 89.2% fixed rate collateral and 10.8% hybrid adjustable rate mortgages, or ARMs, with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

As of September 30, 2012, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.2%, 7.0% and 8.6%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe our credit enhancement will help mitigate losses on these securities.

As of September 30, 2012 and December 31, 2011, 64.5% and 59.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of September 30, 2012, our RMBS had gross unamortized premiums and discounts of $54.4 and $70.0, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

							Prepayment Speed
	As of September 30, 2012						Adjustment
							Three Months	Nine Months
		Unrealized				Average	Ended	Ended
	Amortized	Gains/	Fair	Gross	Gross	Mortgage	September 30,	September 30,
	Cost	(Losses)	Value	Discount	Premium	Loan Rate	2012	2012
Agency:
CMO:
2012	$106.5	$4.1	$110.6	$2.7	$(2.3)	3.6%	$—	$—
2011	285.7	25.9	311.6	11.1	(2.3)	3.5	0.2	0.3
2010	475.3	61.1	536.4	13.9	(8.9)	4.5	—	0.3
2009	195.3	25.9	221.2	2.0	(2.1)	4.8	—	0.1
2008	3.3	0.2	3.5	—	—	5.7	—	—
2007	16.5	1.0	17.5	0.8	—	6.5	—	(0.1)
2006	17.2	0.8	18.0	—	—	6.7	—	—
2005	44.9	6.2	51.1	0.3	—	6.4	—	—
2004 and prior	487.0	72.5	559.5	13.3	(4.8)	6.2	0.4	1.0

Total Agency CMO	$1,631.7	$197.7	$1,829.4	$44.1	$(20.4)	4.9%	$0.6	$1.6

Passthrough:
2012	$32.2	$0.5	$32.7	$—	$(1.3)	3.4%	$—	$—
2011	28.9	1.1	30.0	—	(1.2)	3.8	—	—
2010	192.8	11.0	203.8	0.1	(7.5)	4.7	—	0.1
2009	548.5	32.9	581.4	—	(22.0)	5.8	0.1	0.2
2008	35.7	3.3	39.0	—	(0.7)	6.3	—	—
2007	26.4	2.4	28.8	0.1	(0.6)	6.4	—	—
2006	8.6	0.9	9.5	0.1	—	6.5	—	—
2005	9.8	1.3	11.1	0.5	(0.1)	5.2	—	—
2004 and prior	55.3	6.1	61.4	0.9	(0.4)	5.8	—	—

Total Agency Passthrough	$938.2	$59.5	$997.7	$1.7	$(33.8)	5.5%	$0.1	$0.3

Total Agency RMBS	$2,569.9	$257.2	$2,827.1	$45.8	$(54.2)	5.1%	$0.7	$1.9

Non-Agency:
2008 - 2012	$—	$—	$—	$—	$—	—%	$—	$—
2007	17.1	2.7	19.8	5.4	—	6.0	—	—
2006	72.9	4.1	77.0	11.0	—	6.0	—	1.3
2005	92.6	4.7	97.3	4.9	—	5.7	—	0.2
2004 and prior	125.7	3.8	129.5	2.9	(0.2)	5.9	0.1	0.3

Total Non-Agency RMBS	$308.3	$15.3	$323.6	$24.2	$(0.2)	5.9%	$0.1	$1.8

Total RMBS	$2,878.2	$272.5	$3,150.7	$70.0	$(54.4)	5.2%	$0.8	$3.7

There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio. For example, changes to HARP (Home Affordable Refinance Program), which targets borrowers whose mortgages are owned or guaranteed by Freddie Mac or Fannie Mae, are current on their mortgages, and have loan-to-values exceeding 80% among other qualifying requirements, went into effect in early 2012. Additionally, the extension of HAMP (Home Affordable Modification Program), which targets employed borrowers facing financial hardship to reduce their mortgage payments through 2013, may impact prepayments. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

During the nine months ended September 30, 2012, we strategically sold $365.3 of lower yielding, higher premium agency RMBS securities for gains totaling $19.9 while reducing future reinvestment risk. We plan to continue to manage our prepayment and reinvestment risk through similar transactions during 2012.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of September 30, 2012		As of December 31, 2011
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$427.4	1.6%	$521.0	2.0%
Non-Agency	1,461.6	5.3	1,316.0	5.0

Total	$1,889.0	6.9%	$1,837.0	7.0%

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 11 securities having a fair value of $324.3 and an amortized cost of $277.3 that were rated A by S&P, while Moody’s and/or Fitch rated them AAA.

	As of September 30, 2012
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2011
Vintage:
2012	$200.0	$—	$—	$—	$—	$200.0	$—
2011	136.1	—	—	—	—	136.1	115.7
2010	1.1	—	—	—	—	1.1	1.2
2009	—	—	—	—	—	—	—
2008	51.0	18.8	—	—	—	69.8	69.7
2007	396.1	—	—	—	—	396.1	422.1
2006	159.0	—	—	—	11.6	170.6	170.0
2005	228.6	—	—	—	—	228.6	258.7
2004 and prior	99.5	—	1.9	—	4.5	105.9	165.0

Total amortized cost	$1,271.4	$18.8	$1.9	$—	$16.1	$1,308.2	$1,202.4

Net unrealized gains (losses)	149.5	4.1	0.1	—	(0.3)	153.4	113.6

Total fair value	$1,420.9	$22.9	$2.0	$—	$15.8	$1,461.6	$1,316.0

As of September 30, 2012, our CMBS portfolio was highly concentrated in the most senior tranches, with 96.1% of our AAA-rated securities in the most senior tranche, based on amortized cost, and had significant credit enhancement. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of September 30, 2012
							Total AAA
	Super Senior			Other Structures			Securities at
	Super			Other	Other		Amortized
	Senior	Mezzanine	Junior	Senior	Subordinate	Other	Cost
Vintage:
2012	$173.7	$—	$—	$10.2	$—	$16.1	$200.0
2011	—	—	—	136.1	—	—	136.1
2010	—	—	—	1.1	—	—	1.1
2009	—	—	—	—	—	—	—
2008	51.0	—	—	—	—	—	51.0
2007	392.2	—	—	3.9	—	—	396.1
2006	159.0	—	—	—	—	—	159.0
2005	129.5	24.5	—	74.6	—	—	228.6
2004 and prior	—	—	—	90.2	9.3	—	99.5

Total	$905.4	$24.5	$—	$316.1	$9.3	$16.1	$1,271.4

	As of December 31, 2011
Total	$760.4	$27.1	$—	$347.0	$27.6	$—	$1,162.1

The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, as of September 30, 2012 was 30.1%. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

							Prepayment Speed
	As of September 30, 2012						Adjustment
							Three Months	Nine Months
		Unrealized				Average	Ended	Ended
	Amortized	Gains/	Fair	Gross	Gross	Mortgage	September 30,	September 30,
	Cost	(Losses)	Value	Discount	Premium	Loan Rate	2012	2012
Agency:
CMO:
2012	$—	$—	$—	$—	$—	—%	$—	$—
2011	44.7	2.3	47.0	—	(1.2)	4.9	—	—
2010	10.1	1.8	11.9	—	(0.1)	5.3	—	—
2009	10.6	1.8	12.4	—	—	6.5	—	—
2008	28.2	0.7	28.9	—	(1.0)	4.9	—	—
2007	52.4	1.5	53.9	—	(2.5)	5.7	(0.1)	(0.2)
2006	45.8	—	45.8	—	(2.3)	5.8	(0.1)	(0.1)
2005	30.8	1.0	31.8	—	(1.3)	5.8	—	—
2004 and prior	98.8	9.7	108.5	—	(2.8)	6.8	—	(0.2)

Total Agency CMO	$321.4	$18.8	$340.2	$—	$(11.2)	5.9%	$(0.2)	$(0.5)

Passthrough:
2005 - 2012	$—	$—	$—	$—	$—	—%	$—	$—
2004 and prior	81.3	5.9	87.2	0.2	(2.2)	7.4	—	—

Total Agency Passthrough	$81.3	$5.9	$87.2	$0.2	$(2.2)	7.4%	$—	$—

Total CMBS Agency	$402.7	$24.7	$427.4	$0.2	$(13.4)	6.2%	$(0.2)	$(0.5)

Non-Agency:
2012	$200.0	$7.0	$207.0	$—	$(4.3)	4.8%	$—	$—
2011	136.1	8.6	144.7	—	(1.5)	5.5	—	—
2010	1.1	0.1	1.2	—	—	4.0	—	—
2009	—	—	—	—	—	—	—	—
2008	69.8	8.8	78.6	1.4	(0.2)	6.0	—	—
2007	396.1	67.0	463.1	14.3	(0.3)	5.8	0.1	0.1
2006	170.6	28.7	199.3	6.5	(0.8)	5.9	—	0.1
2005	228.6	29.8	258.4	6.4	—	5.4	0.2	0.1
2004 and prior	105.9	3.4	109.3	0.5	(1.4)	6.0	—	—

Total CMBS Non-Agency	$1,308.2	$153.4	$1,461.6	$29.1	$(8.5)	5.6%	$0.3	$0.3

Total CMBS	$1,710.9	$178.1	$1,889.0	$29.3	$(21.9)	5.7%	$0.1	$(0.2)

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

The following table compares our total gross return on common stock and convertible securities in the Prospector portfolio to the benchmark S&P 500 Total Return Index for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Common stock	9.8%	(13.6)%	8.4%	(9.9)%
Convertible securities	1.7%	(7.9)%	4.9%	(8.4)%
S&P 500 Total Return Index	6.3%	(13.9)%	16.4%	(8.7)%

Return on Real Estate-Related Investments

Beginning in the second quarter of 2011, we implemented an investment strategy focusing on real estate-related investments to enhance funding the long duration liabilities in our Income Annuities segment. The investments for this strategy primarily consist of investments in REITs, which are included in trading marketable equity securities, on our consolidated balance sheets. As of September 30, 2012, the real estate-related investments had a fair value of $161.6. For the three and nine months ended September 30, 2012, the real estate-related investments had a total gross return of 0.3% and 9.4% respectively, compared with the REIT Index (FTSE NAREIT All Equity REITS Index) result of 0.0% and 10.0% respectively.

Other

In the second quarter 2012, we provided a $103.0 initial investment in the Symetra Mutual Funds Trust, which holds mutual funds available to our True VA policyholders. This investment in mutual funds is included in trading marketable equity securities on our consolidated balance sheets.

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. Our commercial mortgage loan holdings are secured by first-mortgage liens on income-producing commercial real estate. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR) based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.

We specialize in originating loans of $1.0 to $5.0. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We continue to increase our investments in mortgage loans to improve our overall investment yields. This strategy has resulted in increased net investment yields when compared to fixed maturity investments. We originated $166.8 and $586.3 of mortgage loans during the three and nine months ended September 30, 2012, respectively, and expect strong originations for the remainder of 2012.

As of September 30, 2012 and December 31, 2011, 71.7% and 71.6% of our mortgage loans were under $5.0 and our average loan balance was $2.4 and $2.4, respectively. As of September 30, 2012 and December 31, 2011, our largest loan balance was $13.0 and $12.4, respectively.

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

	As of September 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$952.0	32.3%	$805.7	31.9%
51% - 60%	838.6	28.5	689.3	27.3
61% - 70%	806.3	27.4	720.6	28.5
71% - 75%	168.1	5.7	121.1	4.8
76% - 80%	72.1	2.4	58.8	2.3
81% - 100%	87.8	3.0	89.6	3.6
> 100%	22.1	0.7	40.1	1.6

Total	$2,947.0	100.0%	$2,525.2	100.0%

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

The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination, as of September 30, 2012:

			Weighted
	Carrying	% of Total	Average
	Value	Value	LTV
Origination Year:
2012	$595.6	20.2%	54.3%
2011	944.5	32.1	59.0
2010	551.5	18.7	54.6
2009	226.5	7.7	53.9
2008	188.5	6.4	59.6
2007	120.1	4.1	62.8
2006	85.5	2.9	58.8
2005	68.7	2.3	60.3
2004 and prior	166.1	5.6	39.6

Total	$2,947.0	100.0%	55.9%

As we increase the volume of originations, we focus on maintaining our disciplined underwriting approach. The weighted average LTV ratio was 54.3% and 57.1% for loans funded during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. For loans originated in the nine months ended September 30, 2012, 30.8% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. For loans originated in the year ended December 31, 2011, 23.2% had an LTV ratio of 50% or less, and no loans had an LTV ratio of more than 75%. The weighted-average LTV ratio for our entire portfolio was 55.9% and 57.1% as of September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the DSCR for our gross mortgage loan portfolio:

	As of September 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,660.2	56.3%	$1,310.8	51.9%
1.40 - 1.59	552.1	18.7	566.5	22.4
1.20 - 1.39	416.9	14.1	369.7	14.7
1.00 - 1.19	207.5	7.1	157.4	6.3
0.85 - 0.99	37.0	1.3	39.0	1.5
< 0.85	73.3	2.5	81.8	3.2

Total	$2,947.0	100.0%	$2,525.2	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of September 30, 2012 and December 31, 2011, the mortgage loan portfolio had weighted-average DSCRs of 1.77 and 1.72, respectively. For loans originated during the nine months ended September 30, 2012 and the year ended December 31, 2011, 73.1% and 56.0%, respectively, had a DSCR of 1.60 or more. As of September 30, 2012, loans with an aggregate carrying value of $110.3 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.5. As of September 30, 2012, no loans were in default.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of September 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Region:
California	$865.1	29.4%	$813.7	32.2%
Texas	323.8	11.0	265.2	10.5
Washington	311.8	10.6	304.8	12.1
Illinois	131.6	4.5	105.6	4.2
Florida	126.9	4.3	87.8	3.5
Other	1,187.8	40.2	948.1	37.5

Total	$2,947.0	100.0%	$2,525.2	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of September 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Property Type:
Shopping centers and retail	$1,412.9	47.9%	$1,190.6	47.1%
Office buildings	717.5	24.3	628.9	24.9
Industrial	568.5	19.3	503.7	19.9
Multi-family	132.4	4.5	113.4	4.5
Other	115.7	4.0	88.6	3.6

Total	$2,947.0	100.0%	$2,525.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of September 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Years to Maturity:
Due in one year or less	$16.9	0.6%	$18.7	0.7%
Due after one year through five years	201.0	6.8	154.0	6.1
Due after five years through ten years	1,525.4	51.8	1,322.5	52.4
Due after ten years	1,203.7	40.8	1,030.0	40.8

Total	$2,947.0	100.0%	$2,525.2	100.0%

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

Investments in Limited Partnerships – Tax Credit Investments

We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in the first ten years. We amortize these investments over the period in which partnership losses are expected to be recognized. The amortization schedule for each investment is updated periodically as new information related to the amount and timing of losses is received. Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization related to tax credit investments, net of taxes	$(5.0)	$(2.1)	$(10.8)	$(6.3)
Realized losses related to tax credit investments, net of taxes	(0.2)	—	(0.8)	—
Tax credits	9.5	3.5	24.6	12.1

Impact to net income	$4.3	$1.4	$13.0	$5.8

The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2012	$4.6
2013	20.2
2014	20.2
2015 and beyond	51.3

Estimated impact to net income	$96.3

The tax credits from our investments in limited partnerships occur in the first 10 years, with the largest portions provided in the middle years. A significant amount of our investments are entering these middle years and we expect the future impact to net income to continue to grow next year.

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

We have paid and intend to pay quarterly cash dividends on our common stock and warrants. During the nine months ended September 30, 2012, we declared and paid three quarterly cash dividends of $0.07 per share, each. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “– Dividends” below for further discussion.

We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of September 30, 2012 we had $23.5 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities.

•

While certain policy lapses and surrenders occur in the normal course of business, these lapses and surrenders have not increased materially from management expectations. Additionally, although surrenders and withdrawals exceeded deposits in our Deferred Annuities segment during the third quarter of 2012, we were able to fund these withdrawals through readily available liquid assets.

•	As of September 30, 2012, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew by $22.9 to $745.9 for the nine months ended September 30, 2012, from $723.0 for the nine months ended September 30, 2011.

•

As of September 30, 2012 our primary life insurance company, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 485%. This provides adequate capital levels for growth of our business.

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

	As of September 30, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,596.8	28.3%	$6,605.4	29.0%
Deferred annuities with 5-year payout provision or MVA(2)	313.9	1.3	372.3	1.6
Traditional insurance (net of reinsurance)(3)	175.5	0.8	180.1	0.8
Group health & life (net of reinsurance)(3)	133.9	0.6	127.5	0.6

Total illiquid liabilities	7,220.1	31.0	7,285.3	32.0

Somewhat Liquid Liabilities
Bank-owned life insurance (BOLI)(4)	4,709.2	20.2	4,575.9	20.1
Deferred annuities with surrender charges of 5% or higher	6,640.0	28.5	6,984.4	30.7
Universal life with surrender charges of 5% or higher	289.4	1.3	250.5	1.0

Total somewhat liquid liabilities	11,638.6	50.0	11,810.8	51.8

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	1,132.1	4.9	710.7	3.1
Less than 3%	224.1	1.0	142.9	0.6
No surrender charges(5)	2,602.2	11.2	2,346.9	10.3
Universal life with surrender charges less than 5%	444.4	1.8	444.8	2.0
Other(6)	22.1	0.1	37.3	0.2

Total fully liquid liabilities	4,424.9	19.0	3,682.6	16.2

Total(7)	$23,283.6	100.0%	$22,778.7	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	Represents incurred but not reported claim liabilities. The surrender value on these contracts is generally zero.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business, which range from 1.0 – 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents BOLI, traditional insurance, and Group health and life reported claim liabilities.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $229.6 and $232.9 as of September 30, 2012 and December 31, 2011, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of September 30, 2012 and December 31, 2011, our insurance subsidiaries had liquid assets of $23.4 billion and $22.5 billion, respectively, and Symetra had liquid assets of $131.4 and $114.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $244.2 and $245.1 as of September 30, 2012 and December 31, 2011, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during the first three quarters of 2012.

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

Dividends

We declared and paid a quarterly dividend of $0.07 per common share during the first, second and third quarters of 2012, for a total payout of $29.0. On November 6, 2012, we declared a quarterly dividend of $0.07 per common share to shareholders and warrant holders of record on November 20, 2012, for an approximate total of $9.7 to be paid on or about December 7, 2012.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Nine Months Ended September 30,
	2012	2011
Net cash flows provided by operating activities	$745.9	$723.0
Net cash flows used in investing activities	(618.1)	(1,388.7)
Net cash flows provided by (used in) financing activities	(131.7)	573.9

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

Net cash provided by operating activities for the nine months ended September 30, 2012 increased $22.9 over the same period in 2011. This increase was primarily the result of favorable underwriting results on a growing book of medical stop-loss business, an increase in net investment income driven by higher average assets and a lower commission expense due to lower sales of fixed deferred annuities. The increase was partially offset by higher operating expenses as we execute on our Grow & Diversify strategies.

Investing Activities

Cash flows from our investing activities are primarily driven by the amounts and timing of cash received from our sales of investments and from maturities and calls of fixed maturity securities, as well as the amounts and timing of cash disbursed for purchases of investments and funding of mortgage loan originations.

Net cash used in investing activities for the nine months ended September 30, 2012 decreased $770.6 over the same period in 2011. This decrease was primarily the result of lower purchases of fixed maturities, related to a decline in sales of fixed deferred annuities, and higher sales of fixed maturities, related to active management of our portfolio to increase investment yields.

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

Net cash used in financing activities for the nine months ended September 30, 2012 was 131.7, in comparison to cash provided by financing activities of $573.9 over the same period in 2011. This change was primarily driven by lower policyholder deposits, mainly on fixed deferred annuities. In addition, there were higher deferred annuity policyholder withdrawals, which we anticipate as policies move out of the surrender charge period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment management activities supporting all of our products and services generate market risks. There have been no material changes in the nature of our market risk exposures from December 31, 2011, a description of which may be found in Part II, Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2011 10-K. See Item 1A – “Risk Factors” of Part I in our 2011 10-K for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) of the 1934 Act, as of September 30, 2012. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II – Other Information

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Note 10 to the accompanying unaudited interim condensed consolidated financial statements under the caption “Litigation,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A – “Risk Factors” in our 2011 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2012.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendments dated July 2, 2012 and September 1, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.* †

10.2	Amendment No. 3 dated September 6, 2012 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) * †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: November 7, 2012	By:	/s/ Thomas M. Marra
		Name:	Thomas M. Marra
		Title:	President and Chief Executive Officer

Date: November 7, 2012	By:	/s/ Margaret A. Meister
		Name:	Margaret A. Meister
		Title:	Executive Vice President and Chief Financial Officer