Form 10-K
period 2012-12-31
Symetra Financial CORP
filed 2013-02-26
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $1.1 billion, based on the closing price of $12.62 per share of the Common Stock on the New York Stock Exchange on June 30, 2012.

As of February 20, 2013, the Registrant had 119,099,794 common voting shares outstanding, with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required to be furnished to Part III of Form 10-K is herein incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 2, 2013, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2012.

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

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans;

•	business and growth strategy, including prospective products, services and distribution partners; and

•	stock repurchase program.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates or a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary and fiscal policy;

•	the effects of changes in government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs, reserve levels and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•	the initiation of legal or regulatory investigations against us and the results of any legal or regulatory proceedings;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Item 1A — “Risk Factors” in this report.

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

Overview

Our Business

We are a financial services company in the life insurance industry, headquartered in Bellevue, Washington, with operations that date back to 1957. We manage our business through three divisions composed of four business segments. Our products are distributed domestically in all states and the District of Columbia, through benefits consultants, financial institutions, and independent agents and advisers.

We are focused on profitable growth in the retirement, employee benefits and life insurance markets. We believe that our diverse mix of businesses offers us financial stability. We intend to continue to be disciplined about maintaining a strong balance sheet, which we believe will allow us to continue growing our business in most economic environments. We also endeavor to effectively manage capital to maximize long-term shareholder value. We believe our strategies enable us to remain flexible and allocate capital to opportunities that offer the highest returns while maintaining our strong financial strength ratings.

We believe we will produce long-term shareholder value through the pursuit of our strategies for each of our divisions, described as follows:

Benefits Division:

The Benefits division, which includes the Benefits segment, provides medical stop-loss insurance, limited benefit medical insurance and group life and disability income (DI) insurance as its principal products. The following are the division’s primary strategies:

•

Continue profitable growth of our medical stop-loss insurance business. We believe we are a market leader in medical stop-loss insurance as evidenced by the relatively large size of our block of business and our track record of profitability. We strive to underwrite and renew only business that meets our long-term profit targets. In 2012, our medical stop-loss premiums increased 13.2% compared to 2011 through organic growth in sales, as well as the acquisition of a block of business in July 2011. As we grow, we maintain focus on profitability by striving to underwrite and renew medical stop-loss business that meets our long-term target loss ratio of 63% — 65%. We will continue to execute our strategies to grow this profitable block of business.

•

Expand our group life and disability income sales and service capabilities. In 2012, we made significant progress on the build-out of our group life and DI infrastructure, including the assembly of our sales team. In 2013, we will focus on profitably growing this block of business and providing high-quality customer service to our policyholders, while we continue to invest in our system capabilities.

Retirement Division:

The Retirement division, which includes the Deferred Annuities and Income Annuities segments, provides single-premium fixed deferred annuities (fixed annuities), variable deferred annuities and single premium immediate annuities (SPIAs) as its principal products. The following are the division’s primary strategies:

•

Continue to drive profitable growth by selling annuities through financial institutions and broker-dealers. We remain committed to our two-pronged approach to expand product sales: deepening our existing distribution relationships and adding new distribution partners. We believe we are adept at developing annuity products that align with the needs of the customers of our key distribution partners. By treating our distribution partners as clients and providing them with first-rate levels of service, we seek to cultivate strong relationships and expand our national distribution network.

•

Accelerate growth in sales of less interest-rate sensitive products. We will continue to invest in initiatives to reduce our reliance on interest-rate sensitive products. We have experienced success with our fixed indexed annuity (FIA) product, which produced $292.6 million in sales for 2012. We aim to build on that sales momentum, increasing our distribution partners for this product and expanding our FIA product offerings. We also plan to leverage our Symetra True Variable AnnuityTM (True VA) platform to develop a commission-based variable annuity without guaranteed living benefits, to be distributed through our existing relationships with financial institutions and broker-dealer partners.

Individual Life Division:

The Individual Life Division, which includes the Individual Life segment, provides universal life (UL) insurance, including bank-owned life insurance (BOLI), and term life insurance as its principal products. In 2012, we also began offering a Corporate-owned Life Insurance (COLI) product. The following is the division’s primary strategy:

•

Strengthen existing distribution relationships and build new distribution networks. We intend to focus on expanding our distribution relationships. In 2012, we formed relationships with three national brokerage general agencies (BGAs), and we will continue to pursue new sales platform opportunities. While we have yet to gain meaningful sales traction, we believe the pricing changes introduced to our universal life product in late 2012 will be attractive in the marketplace. We also plan to expand our distribution of term life insurance through financial institutions, leveraging our existing relationships in this area to target middle-market customers.

We also have a fifth segment, referred to as the Other segment, which includes the assets and activities for operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside of our divisions, such as our broker-dealer entity.

See Note 19 to the consolidated financial statements for financial results of our segments, including our operating revenues, for each of the last three fiscal years. Historical information has been restated to reflect the retrospective adoption of a new accounting standard for deferred acquisition costs on January 1, 2012.

Benefits Division

Overview

The Benefits division offers employment-based benefit products and services targeted primarily at employers, unions and public agencies. These products include medical stop-loss insurance; group life, disability income, and accidental death and dismemberment insurance (collectively, “group life and DI”); and limited benefit medical insurance.

Our customers primarily are small and mid-size employers that utilize knowledgeable employee benefits brokers, consultants and insurance company representatives that understand their financial needs and employee profiles. We work closely with employee benefits brokers, consultants, and employers to design customized benefit plans that meet the employer’s particular requirements. We believe our experience and expertise in the employee benefit markets provides us with opportunities to support close distributor relationships and to provide employers innovative and customer-centric benefit plans.

We aim to maintain pricing discipline and focus on profitability. The loss ratio, which is one measure of our profitability, indicates the portion of each dollar of premium that is used for policyholder claims. We strive to underwrite and renew only medical stop-loss business that meets our long-term loss ratio target of 63% — 65%. In 2012 and 2011, our results were in line with this target. For our medical stop-loss and group life and DI products, we also manage profitability and risk by purchasing reinsurance coverage to limit our exposure to losses.

Medical Stop-Loss

We provide medical stop-loss insurance to employers that self-fund their health plans to their employees and that pay all claims and administrative costs. Our product helps employers manage health expenses by reimbursing individual claim amounts above a certain dollar deductible and by reimbursing aggregate claims above specific total dollar thresholds. In addition, we also offer underwriting services and consulting through our managing general underwriter (MGU).

Medical stop-loss pricing reflects the employer group’s claims experience and risk characteristics. The employer group’s claims experience is reviewed at the time the policy is issued and each renewal year thereafter, resulting in ongoing adjustments to pricing. The key pricing and underwriting criteria are medical cost trends, the employer’s selected provider network discount structure, the employer group’s demographic composition (including the age, gender and family composition of the employer group’s members), the employer’s industry, geographic location, regional economic trends, plan design and prior claims experience. In general, we retain medical stop-loss risk up to $1.1 million per individual, and $1.0 million for aggregate claims, and reinsure the remainder.

Medical stop-loss is the leading product in our Benefits Division, representing approximately 89% of premiums in 2012. Our medical stop-loss product and services are targeted primarily at entities with 200 to 5,000 employees. We face significant competition in this market, including from large and highly rated insurance carriers, many of which offer similar products and use similar distribution channels. Pricing in the medical stop-loss insurance market has proven to be cyclical over time and there is significant competition for market share among the carriers. Our disciplined underwriting approach may limit our market share growth in the short-run; however, we believe our discipline facilitates long-term profitable growth. We also believe that over time this market is positioned for growth, as additional employers explore self-funding options for complying with the Patient Protection and Affordable Care Act (PPACA).

Group Life and Disability Income

Our group term life insurance product provides benefits in the event of an insured employee’s (or dependent’s) death. The death benefit can be based upon an individual’s earnings or occupation, or can be a set dollar amount. We offer basic, as well as supplemental, benefits for group term life. Our products also include optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee as a result of accidental death or injury.

Our group short- and long-term disability income insurance protects an employee against loss of income due to illness or injury. Our group short-term disability (STD) income coverage generally provides benefits for up to 26 weeks following a short waiting period. Our group long-term disability (LTD) income coverage provides benefits following a longer waiting period and provides benefits during prolonged periods of disability. Benefits can be a set dollar amount or based upon a percentage of earnings. We utilize an advocacy-based approach to claims management, which focuses on providing personalized administrative and clinical support. We believe this approach helps employers effectively manage claims and encourages positive outcomes.

Over the last year, we made significant progress on the build-out of our infrastructure to expand our group life and DI insurance business, including new administration and leave management systems. These systems provide integrated claim administration abilities across our products and allow more flexibility in plan design and customization opportunities. We plan to continue to invest in our system capabilities going forward. By providing claims management services along with our suite of group life and DI products, we believe we provide a competitive value proposition for our clients.

Pricing for group life and DI products varies based on the size of the account. Rates for smaller groups are determined based on our internal schedules, which reflect the benefit plan, demographics, industry, and location of the employer. Rates for larger groups also incorporate the group’s claims experience. Due to the volatile nature of claims for these products, historical experience is examined over time, typically three to five years for LTD and one to three years for STD. Initial rates are guaranteed for a fixed period of time, typically two to three years, and renewed annually thereafter.

Part of our pricing strategy includes the transfer of certain levels of risk through reinsurance arrangements. In 2012, we reinsured 40% of our group life risk and capped our liability at $0.5 million per individual, per line of coverage. In 2013, we expect to restructure our retention of group life to remove our liability cap of $0.5 million and reinsure all amounts in excess of $0.25 million, per individual, per line of coverage. Our short-term and long-term disability risk is currently 40% and 90% reinsured, respectively. However, in 2013, we expect to increase our retention of short-term disability risk, and reduce our reinsurance to 20%.

Limited Benefit Medical

Our limited benefit medical insurance is sold to employers for health coverage to employees not otherwise eligible to participate in traditional plans, such as part-time, seasonal and temporary workers, or as supplemental coverage to traditional health insurance. Employers have a great deal of flexibility in electing the benefits made available to employees, which helps employers manage their healthcare costs. Although not considered eligible coverage for purposes of certain PPACA provisions effective in 2014, we believe there continues to be a market for this product as a supplement to high-deductible health plans. We continue to monitor PPACA and regulatory developments affecting limited benefit medical plans.

Limited benefit medical pricing reflects expected utilization of benefits, based on employer contribution and employee participation levels. Pricing and underwriting factors include the employer group’s demographic composition (including the age, gender and family composition of the employer group’s members), the employer’s industry, geographic location, regional economic trends, and, at renewal, prior claims experience. Employer group’s claims experience is reviewed periodically for alignment with our pricing targets.

Distribution

We sell Benefits’ products through several types of distributors, including third party administrators (TPAs), employee benefits brokers, consultants and administrative services only (ASO) insurance carriers. ASOs are fully-insured carriers that offer administrative services to employer self-funded health plans and also offer our medical stop-loss insurance to those employers. We plan to leverage our strong position in the medical stop-loss market to expand our group life and disability income insurance products in 2013.

We segment our sales force by product type, which allows our representatives to develop expertise related to their business. We believe our relationships with premier benefits brokers across the country provide a strong platform for distributing our products. We believe our strong reputation and existing distribution relationships will provide a growth platform for our products.

The following table sets forth sales in our Benefits segment, which represent annualized first-year premiums, net of first year policy lapses:

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Medical stop-loss	$131.4	$98.6	$79.1
Group life and DI	15.6	4.3	3.1
Limited benefit medical	12.3	15.8	13.3

Total Benefits sales	$159.3	$118.7	$95.5

Percentage of sales from top 5 partners	27.9%	34.5%	30.5%

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

We continue to believe the demand for fixed annuity and other investment products that help consumers supplement their social security and other retirement benefits with reliable retirement income will endure, even in a low interest rate environment, as consumers focus on savings. We believe our fixed indexed annuity, which has been well-received in the marketplace, offers opportunities for clients seeking competitive returns along with protection of principal. We also believe that, as employers continue to replace traditional pensions with defined contribution plans, we will benefit from the consumer’s decision to rollover their funds to IRAs or Roth IRAs at retirement. It is our goal to attract and retain these customers by offering products that address their evolving needs and by providing excellent service to our distribution partners and contract holders.

Products

Fixed Annuities

We offer fixed single premium deferred annuities that provide for a premium payment at time of issue, an accumulation period and an annuity payout period beginning at some future date. Our fixed annuities include both traditional fixed-rate and fixed indexed annuities. As of December 31, 2012, we had $11.1 billion of account value associated with fixed annuities, including $374.9 million of fixed indexed annuities.

Our fixed annuity contracts are supported by our general account, and interest is generally credited on a tax-deferred basis to the contract owner. Our earnings from fixed annuities are based upon the spread between the returns we earn in our general account on our investment of premiums and the crediting rate on our fixed annuity contracts, less acquisition and administrative expenses.

Our most popular traditional fixed-rate product is our Custom annuity, which offers a seven-year surrender charge period and a choice of three-, five-, or seven-year initial guaranteed interest rate periods. After the initial guaranteed interest rate period, the crediting rate for any given deposit is subject to change annually at our discretion (subject to the minimum guaranteed rate) based upon competitive factors, portfolio earnings rate, prevailing market rates, product profitability and our judgment as to the impact any such change would have on our relationships with our customers and distribution partners. We have adjusted, and will continue to adjust, crediting rates in an attempt to maintain our interest spreads on new business, as well as in-force business. The following table presents our account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, in basis points (bps), as of December 31, 2012.

	Account Value
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	1 -50bps Above Minimum Guarantee	51 -150bps Above Minimum Guarantee	More than 150bps Above Minimum Guarantee	Total
	(In millions)
Fixed Annuities
1.0%	$331.6	$658.0	$673.3	$1,001.2	$2,664.1
1.5%	426.9	682.0	2,590.7	2,491.7	6,191.3
2.0%	112.4	0.6	—	—	113.0
3.0%	906.7	—	—	—	906.7
>3.0%	1,188.3	—	—	—	1,188.3

Total	$2,965.9	$1,340.6	$3,264.0	$3,492.9	$11,063.4

Percentage of Total	26.8%	12.1%	29.5%	31.6%	100.0%

Our fixed indexed annuity provides contract holders a choice of a traditional fixed-rate account and one or more indexed accounts. Indexed accounts allow the contract holder to elect an interest rate linked to the performance of the Standard & Poor’s 500 Index® (“S&P 500”) or a commodities-based index. Contract holders may also select the crediting method, which can be based on the annual net change in the index or a monthly average. The indexed interest rate is guaranteed never to be less than zero and cannot exceed the cap rate set at the beginning of each interest term. Interest is credited annually, at the end of each term. A contract holder may elect to change allocations annually at their renewal date. At each renewal date, we have the opportunity to re-price the indexed component (i.e. reset the cap rates), subject to contractual guarantees.

Both our traditional and indexed fixed annuity contracts permit the contract owners to make withdrawals during the accumulation period. Contract owners may withdraw all or part of the premium paid, plus the amount credited to their accounts, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 7.0% to 9.0% of the amount withdrawn, starting in the year of contract issue and decreasing to zero over a five- to seven-year period. Approximately $8.0 billion, or 72.6%, of the total account value of our fixed annuities as of December 31, 2012, was subject to surrender charges.

We price our products based upon our expected investment returns and our expectations for mortality, longevity and the probability that a policy or contract will remain in force from one period to the next, referred to as persistency, for the group of our contract owners as a whole. As part of pricing, we take into account mortality improvements in the general population and our historical experience. Additionally, we analyze the risk profile of the product, special reserving and capital requirements, and the expected expenses we will incur. For our fixed indexed annuity, we hedge our exposure to changes in the indices for the current reset period by purchasing options and futures that are correlated to the indexed account allocation decisions of our contract holders. Recent requirements from the Dodd-Frank Act related to derivative transactions may challenge our ability to effectively and efficiently hedge our equity market exposure related to our FIA product. For more information regarding our risks in using derivative instruments, see the discussion in Item 1A — “Risk Factors.”

Variable Annuities

We currently offer variable annuities that allow the contract owner to make payments into a separate account divided into subaccounts that each invest in shares of a designated underlying mutual fund. Like a fixed annuity, a deferred variable annuity has an accumulation period and a payout period. There is no guaranteed minimum rate of return for investments in the subaccounts, and the contract owner bears the entire risk associated with the performance of these subaccounts, subject to the guaranteed minimum death benefit (GMDB). The majority of our GMDB risk on our variable annuities is reinsured. We do not offer guaranteed living benefits.

Variable annuities provide us with fee revenue in the form of flat-fee charges, mortality and expense risk charges, and asset- related administration charges. The mortality and expense risk charge and asset related administration charge equal a percentage of the contract owner’s assets in the separate account at annual rates ranging from 0.6% to 1.4%. As of December 31, 2012, we had $723.3 million of variable account value held in our separate account.

In 2012, we launched a new variable annuity product, True VA, designed to appeal to customers of the fee-based independent investment adviser market through which this product is distributed. True VA has a wide variety of separate account subaccounts that invest in shares of underlying mutual funds, including mutual funds that are part of our Symetra Mutual Funds Trust. These Symetra mutual funds, which are operated by our newly-established investment adviser, are available through our True VA product and not to the general public. In the future, these funds may also be available in other products we offer. True VA does not offer a guaranteed-rate account or GMDB, both of which are available in our traditional variable annuity products. In 2013, we plan to leverage our True VA platform to create a commission-based variable annuity with no guaranteed living benefits to be sold through our existing financial institution and broker-dealer partners.

Distribution

We distribute our deferred annuities primarily through financial institutions, with sales and marketing support provided by our wholesalers.

The following table sets forth sales in our Deferred Annuities segment, which represent deposits for new policies net of first year policy lapses and/or surrenders:

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Fixed annuities	$823.0	$1,745.5	$1,776.8
Fixed indexed annuities	292.6	45.3	—
Variable annuities	31.0	24.5	33.9

Total Deferred Annuities sales	$1,146.6	$1,815.3	$1,810.7

Percentage of sales from top 5 partners	59.8%	60.8%	49.5%

During 2012, 2011, and 2010, sales through our largest partner comprised 29%, 22%, and 16% of total Deferred Annuities sales, respectively. The attractiveness of our products to distributors depends on many factors. For example, many of our annuity products compete on the interest rates we credit initially and through the life of the contract. We may position our products to have more level interest rates through the life of the contract, which could reduce our sales volumes. Additionally, we believe that offering a return based on market indexes in our fixed indexed annuity product is an attractive alternative to traditional fixed-rate annuities.

We believe industry-wide sales of deferred annuities have declined since 2009 due to the low interest rate environment, which has also resulted in increased competition for customers. The combination of these forces has negatively impacted our sales in the last two years. We proactively adjust our crediting rates on new deposits to reflect current interest rates in order to maintain our interest spreads. Although consumers may be less willing to invest long term at the current levels of interest rates, we believe our products are competitive compared to other alternatives. Sales of our FIA product increased during 2012, and we are focused on expanding our distribution network and product offerings to achieve even higher FIA sales in 2013. We have yet to gain any traction with sales of our new True VA product since launching in mid-2012. During 2013, we plan to refocus our sales efforts and launch a commission-based version of this product to sell through our existing financial institution and broker-based distribution.

Income Annuities

Overview

We offer retail immediate annuities that guarantee a series of payments that continue either for a certain number of years or for the remainder of an annuitant’s life. Payments can begin immediately or be deferred several years into the future. As of December 31, 2012, we had $879.7 million of reserves associated with retail immediate annuities.

As a result of the continued low interest rate environment, we are focused on shorter-duration SPIAs to reduce reinvestment rate risk. We believe that the demographic trend of greater numbers of people approaching retirement age and their corresponding need for dependable retirement income to last their entire lives will help maintain sales. However, we expect SPIA sales will continue to be pressured by the low interest rate environment.

In late 2012, we discontinued sales of structured settlement annuities, which provide an alternative to a lump sum settlement, generally for a personal physical injury or worker’s compensation claim. We will continue to service our existing block of business. As of December 31, 2012, we had $5.7 billion of reserves associated with structured settlement annuities.

Our earnings from the Income Annuities segment are driven by the spread on our investment of premiums versus the interest rate assumptions we used to set reserves for these contracts, less acquisition and administrative expenses. Earnings also increase or decrease on the contracts that contain life contingent payments depending upon our mortality experience. Mortality gains (losses) represent the difference between actual and expected reserves released on our life-contingent annuities. Mortality experience is volatile and can fluctuate significantly from quarter to quarter.

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

We price immediate annuities using industry produced annuity mortality information, our mortality experience and assumptions regarding continued improvement in annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter. Our immediate annuities with life contingencies can be underwritten internally. If we determine the annuitant has a shorter or longer than standard life expectancy, we can adjust our pricing to reflect that information.

Structured Settlements

Structured settlement annuities are typically purchased by property and casualty insurance companies for the benefit of an injured claimant, generally in a personal, physical injury lawsuit or worker’s compensation claim. Structured settlement annuities are long-term in nature, guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract. We discontinued sales of our structured settlements in the fourth quarter of 2012, but will continue to service our existing block of business. In addition, during 2011 and 2012 we had a third-party wholesaling services agreement for which we received fee revenue. This agreement was terminated in early 2013.

We offer funding services to existing payees whose financial circumstances may have changed from the time they originally received a structured settlement. Our funding services provide a lump sum payment to replace future benefit payments.

Distribution

We distribute our SPIAs primarily through financial institutions, with sales and marketing support provided by our wholesalers. Our structured settlement products were distributed through specialized brokers.

The following table sets forth sales in our Income Annuities segment, which represent deposits for new policies net of first year policy lapses and/or surrenders:

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
SPIA	$173.5	$111.1	$153.6
Structured settlements	84.7	110.8	106.4

Total Income Annuities sales	$258.2	$221.9	$260.0

Percentage of SPIA sales from top 5 partners	32.1%	33.6%	32.7%

We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based on demographics. Our experience with mortality and longevity risk, combined with disciplined underwriting, drive our product pricing and product designs, which ultimately contributes to our competitiveness in the marketplace. In 2012, we focused on sales of short-duration SPIAs with sales strategies to help customers maximize retirement income.

Individual Life Division

Overview

Life insurance provides protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. We offer universal life insurance products that are designed to provide protection for the entire life of the insured, and may include a buildup of cash value that can be used to meet the policyholder’s financial needs during their lifetime. Our individual term life products provide life insurance coverage with guaranteed level premiums for a specified period of time, with little or no buildup of cash value payable upon lapse of the coverage. We also offer institutional products, which are life insurance products for banks and other corporate institutions seeking a tax-advantaged investment solution to fund their future employee benefit liabilities.

Our Individual Life Division earnings are driven by mortality experience primarily on our term and traditional life products, investment margins primarily on our universal life products and expense margins (charges assessed to our policyholder less expenses incurred to manage our business). Our BOLI earnings are driven by return on assets, calculated as total revenues including net investment income and cost of insurance charges less total policyholder benefits and claims as a percentage of BOLI account values.

Products

Universal Life Insurance

We offer several universal life insurance products with a range of product features, which provide policyholders with lifetime death benefit coverage. Our Classic UL product offers the ability to accumulate assets on a flexible, tax-deferred basis with the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. In late 2012, we refreshed our lapse protection benefit (LPB) rider for Classic UL, which offers lower premiums while maintaining some cash accumulation value, which we believe will make our product more competitive and attractive to our target customers. Most of our universal life products allow policyholders to adjust the timing and amount of premium payments. We also offer a single-premium life product; however, during this low interest rate environment, sales have not been significant and we expect this trend to continue.

We credit premiums paid, less certain expenses, to the policyholder’s account. From that account, we deduct regular expense charges and certain risk charges, known as cost of insurance charges (COI), which generally increase from year to year as the insured ages. Most of our UL policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2012, we had $716.0 million of account values associated with our universal life products.

We credit interest on policyholder account balances at a rate determined by us, but not less than a contractually guaranteed minimum. Our universal life products have contractual provisions that allow crediting rates to be reset at contractually-defined intervals, subject to minimum crediting rate guarantees. We have adjusted, and will continue to adjust crediting rates in an attempt to maintain our interest spreads on new business, as well as in-force business.

The following table presents our account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, as of December 31, 2012.

	Account Value
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	Above Minimum Guarantee	Total
	(In millions)
Universal Life Insurance
>2.0% — 3.0%	$0.7	$—	$0.7
>3.0% — 4.0%	71.9	210.5	282.4
>4.0% — 5.0%	432.8	0.1	432.9

Total	$505.4	$210.6	$716.0

Percentage of Total	70.6%	29.4%	100.0%

Our current universal life insurance product design and the small size of our UL reserves limit the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as AXXX deficiency reserves. We had $14.7 million of AXXX deficiency reserves as of December 31, 2012. We expect to implement financing solutions as a strategy to manage these reserves in the future, as sales of our Classic UL product with our LPB rider may lead to growth.

Term Life Insurance

Term life products provide a guaranteed benefit upon the death of the insured while the coverage is in force. Our term life policies have little to no cash value buildup and therefore rarely have a payment due if a policyholder decides to lapse the policy. As of December 31, 2012, we had $169.4 million of reserves associated with our term life and other traditional life products.

Our primary term life insurance products have guaranteed level premiums for initial terms of 10, 15, 20 or 30 years. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue under the current policy by paying the increased premiums without demonstrating insurability, or qualify for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age or the policyholder ceases to make premium payments or otherwise terminates the policy, including potentially converting to a permanent plan of insurance.

The current size of our term insurance business limits the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as XXX deficiency reserves. We had $8.6 million of XXX deficiency reserves as of December 31, 2012.

Institutional Products

Institutional products primarily consist of our BOLI business. In 2012 we also added a variable COLI product to our portfolio, but did not issue a policy. Our BOLI and COLI products are life insurance purchased by banks or corporations to insure the lives of its employees, usually officers and other highly compensated employees. BOLI and COLI policies are commonly used to fund employee pension plans and benefit plans as a tax-advantaged asset to back employee benefit liabilities.

Our fixed rate BOLI product offers customers a highly stable, low-risk investment with an annual after-tax equivalent return that is generally higher than traditional investments. As of December 31, 2012, we had $4.7 billion of direct BOLI account values. The majority of our BOLI account value has contractual provisions allowing us to adjust the interest crediting rate periodically, based on the portfolio yield and subject to certain contractual minimums. We have adjusted, and will continue to adjust, crediting rates in an attempt to maintain our interest spreads.

The following table presents our BOLI account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, as of December 31, 2012.

	Account Value
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	Above Minimum Guarantee	Total
	(In millions)
Bank Owned Life Insurance
>1.0% — 2.0%	$—	$404.1	$404.1
>2.0% — 3.0%	—	370.5	370.5
>3.0% — 4.0%	—	711.8	711.8
>4.0% — 5.0%	584.6	2,588.8	3,173.4

Total	$584.6	$4,075.2	$4,659.8

Percentage of Total	12.5%	87.5%	100.0%

The table above presents the lifetime gross contractual minimum guaranteed interest rates for our BOLI policies, before COI charges and administration fees. The asset portfolios supporting the majority of our BOLI business are earning sufficient returns to support crediting rates higher than the guaranteed minimum, while maintaining our expense margins. If portfolio rates decrease, we can gradually decrease crediting rates towards the minimums. We may experience volatility on results of our BOLI business due to the timing of claims incurred and mortality experience.

Underwriting and Pricing

Our underwriting policies are generally consistent across our Individual Life products. We believe our rigorous underwriting and pricing practices are significant drivers of the consistent profitability of our life insurance business. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.

Most of our fully underwritten policies place each insurable life insurance applicant in one of six primary risk categories, depending upon current health, medical history and other factors. Each of these six categories has specific health criteria, including the applicant’s history of using nicotine products. We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category. We may decline an applicant’s request for coverage if the applicant’s health or other risk factor assessment is unacceptable to us. We do not delegate underwriting decisions to independent sales intermediaries. Instead, all underwriting decisions are made by our own underwriting personnel or by our automated underwriting system. In 2012, we introduced our GoodLife Rewards program for Symetra Classic UL, which allows customers to earn credits that could qualify them into a more favorable underwriting risk class.

For specific markets where fully underwritten products are not preferred by the distributor, we have developed specially priced products to support a “simplified issue” process. This process enables us to reach applicants not served by traditional insurance agents. “Simplified issue” contracts are typically generated via worksite sales to employees and sales to retail bank customers. Insurance coverage amounts are limited and separate underwriting guidelines are applied for simplified issue policies.

Our fully underwritten term life insurance is 50% to 90% reinsured, which limits mortality risk retained by us. In early 2012, we prospectively updated our reinsurance agreements to retain face value up to $1.0 million for new policies. We review reinsurance coverage for each new product we offer to balance risk management and pricing expectations. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies to manage our underwriting risks.

Distribution

We offer our life insurance products primarily through retail channels, including financial institutions, brokerage general agents, independent agents, and financial advisers. We also utilize specialty agents to distribute our BOLI and COLI products.

The following table sets forth sales in our Individual Life segment, which represent annualized first year premiums for recurring premium products, and 10% of new single premium deposits, net of first year policy lapses or surrenders. BOLI sales represent 10% of new deposits:

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Term life	$2.2	$2.0	$4.1
Universal life, including SPL	6.9	9.7	6.1

Individual sales	9.1	11.7	10.2
BOLI sales	2.0	—	46.1
Percentage of Individual sales from top 5 partners	39.6%	45.3%	42.2%

As a result of the low interest rate environment, it was a difficult sales environment for our BOLI product. It is less advantageous for institutions to purchase a product when rates are low, and for insurance carriers it is a highly competitive environment to capture market share.

We believe there are opportunities to expand our sales through our distribution channels. For our term products, we aim to leverage our existing strong relationships with financial institutions to generate sales in the middle-market. In addition, we continue to pursue sales through the BGA channel, both increasing our penetration with existing partners and expanding our reach to new partnerships. We believe our refreshed Classic UL with our LPB rider is well-positioned for this market.

Competition

We face significant competition for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers, in each of our businesses. Generally, our life, health and annuity insurance products compete with similar products offered by other large and highly rated insurers. In addition, our annuity products compete with products offered by other financial services companies. Competition in our operating business segments is based on a number of factors, including:

•	product features;

•	price;

•	commissions;

•	the strength of our brand;

•	reputation;

•	quality of service;

•	financial strength ratings;

•	ability to purchase attractive assets; and

•	diversification of distribution channels, including on-line distribution capabilities.

The relative importance of these factors depends on the particular product and market. For example, many of our annuity products compete on the interest rates we credit, resulting in the risk that our annuity purchasers may be able to obtain more favorable rates from our competitors, which may lead to a loss of current customers and future annuity business. Additionally, our ability to gain traction with new distribution partners may be impacted by a lack of consumer name recognition in certain markets.

We believe that our distribution network, strong financial position, diverse business mix, and disciplined investment management provide us with competitive advantages. Further, most of our group insurance products are underwritten annually, which provides an opportunity to adjust our pricing for renewal. However, there is a risk that purchasers may be able to obtain more favorable rates from competitors than if they were to renew coverage with us.

Reserves

Overview

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with U.S. generally accepted accounting principles (GAAP). We establish reserves at amounts that we expect to be sufficient to satisfy our contractual obligations. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Group Benefits and Group Life and DI

Our reserves for unpaid group life and medical stop-loss insurance claims are estimates of the ultimate net cost of both reported losses that have not yet been settled and incurred but not yet reported losses. Reserves for incurred but not yet reported claims are based upon historic incidence rates, severity rates, reporting delays and any known events that we believe will materially affect claim levels.

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

Deferred Annuities

For our investment contracts, which are primarily deferred annuities, contract holder liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus interest credited to the account, less expense, mortality and product charges, if applicable. We also maintain a separate reserve, where applicable, for any expected future payments in excess of the account value due to the potential death of the contract holder.

Income Annuities

Reserves for future contract benefits on our income annuity contracts are calculated as the present value of expected future contract holder benefits, discounted for mortality and interest. The interest and mortality discount assumptions are based on purchase accounting assumptions for the block of business prior to August 2, 2004. For business written on or after August 2, 2004, the interest and mortality discounts are based on pricing assumptions.

Individual Life

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

Investments

In managing our investments, we are focused on disciplined matching of our assets to our liabilities and preservation of principal. Within this framework, we seek to generate appropriate risk-adjusted returns through careful individual security analysis. We seek to reduce and manage credit risk by focusing on capital preservation, fundamental credit analysis and value-oriented security selection. Our investment portfolio consists in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. For further information on our investment portfolio, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

Investments held by our insurance subsidiaries must comply with the insurance laws and regulations of their state of domicile. Our primary insurance subsidiary is domiciled in Washington State. During 2012, Washington State law changed to increase the percentage of assets we are able to invest in foreign securities to 20%, from 10%, of statutory admitted assets. As a result, we began to increase our investments in high quality foreign securities and intend to continue to increase our foreign holdings during 2013.

We have contracted with professional investment advisers to invest our assets, other than our commercial mortgage portfolio, which is managed by our internal commercial mortgage loan department. White Mountains Advisors LLC, a related party, and its subadvisers manages the majority of our investment portfolio, including our fixed maturities, limited partnerships and real estate investment trusts (REITs). Our equity focused portfolio, composed primarily of common stock and convertible securities is managed by Prospector Partners, LLC, or Prospector.

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

•	Individual Life. We invest in medium to long duration fixed income corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Other. We invest in short-to-long duration fixed income assets and equities, commercial mortgage loans, limited partnerships and a modest amount of below investment grade bonds.

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

•	Equity risk — risk relating to adverse fluctuations in a particular common stock or equity markets in general.

In addition, we hold a small portfolio of foreign-currency denominated investments, primarily consisting of $156.1 million of fixed maturities as of December 31, 2012. As we expand these holdings, our exposure to foreign currency risk, or the risk related to adverse fluctuations in foreign currency, may increase. We plan to continue to manage this risk through derivatives.

Our ability to manage investment risks while generating an appropriate investment return is essential to our business and our profitability. We manage credit risk by analyzing issuers, transaction structures and, for our commercial mortgage portfolio, real estate properties. We use analytic techniques to monitor credit risk. For example, we regularly measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credit. If an issuer downgrade causes our holdings of that issuer to exceed our risk thresholds, we automatically undertake a detailed review of the issuer’s credit. We also manage credit risk through industry and issuer diversification. For commercial mortgage loans, we manage credit risk by analyzing the market value and revenue generating potential of the property, as well as the credit worthiness of the borrower and by using shorter amortization structures. We diversify our credit risk by both geographic location and property-type, and generally use personal recourse to further reduce our risk of loss. We routinely review the financial statements of our borrowers and the underlying properties.

We mitigate interest rate risk through management of cash flow and duration matches between our assets and liabilities, seeking to reduce risk of realized loss in both rising and falling interest rate environments.

We mitigate equity risk by limiting the size of our equity portfolio. We align our equity exposure in our Income Annuities segment to our long duration obligations. We review the ability of our capital base to absorb downside volatility without creating capital ratio stress and/or constraints on growth. We invest in relatively concentrated positions in the United States and other developed markets. The investments are identified using a bottom-up fundamental analysis and value-oriented investment approach.

In connection with certain products and investments, we use a variety of strategies to manage the associated risks, including the use of derivative instruments, primarily options, interest rate swaps and foreign currency swaps and forwards. We have established policies for managing each of these risks, including prohibitions on derivatives market-making and other speculative derivatives activities. See Note 2 of the consolidated financial statements for further discussion.

Reinsurance

We engage in the industry practice of reinsuring portions of our insurance risk with reinsurance companies through both automatic and facultative reinsurance agreements. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We use reinsurance to diversify our risks and manage loss exposures primarily in our Benefits and Individual Life divisions, to write policies in amounts larger than the risk we are willing to retain, to improve our results by leveraging favorable reinsurance pricing and to provide additional capacity for future growth.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. We had reinsurance recoverables of $302.1 million and $295.6 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, our largest reinsurer, RGA Reinsurance Company, represented 39.6% of the overall recoverable, and had an A.M. Best rating of A+. Under various treaties, RGA reinsures the risk of a large loss on certain term life, universal life and medical stop-loss insurance policies, and provides reinsurance related to group life insurance products offered by our Benefits segment, including catastrophe coverage.

For more information regarding our risks in using reinsurance arrangements, see the discussion of our divisions and segments and Item 1A — “Risk Factors.” For more information regarding our reinsurance recoverable, see Note 10 to the consolidated financial statements, respectively.

Operations and Technology

We have a dedicated team of service and support personnel, as well as our outsourced I.T. infrastructure provider Xerox Business Services, LLC (or Xerox) (formerly Affiliated Computer Services, Inc.) that deliver information technology solutions to drive competitive advantages, achieve earnings growth objectives and control the cost of doing business. We mainly follow a buy-versus-build approach in providing application and business processing services that accelerate delivery and responsiveness. We also develop proprietary software for competitive or economic benefits.

Under the terms of our agreement with Xerox we may terminate our services prior to the July 2014 contract expiration date upon 90 days’ notice and payment of a $3.3 million termination fee. The termination fee declines over the life of the contract, and is pro-rated based upon the services that are terminated. See Note 14 to the consolidated financial statements for further discussion of this third-party service agreement.

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

Symetra Financial Corporation and our principal life insurance subsidiaries, Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York, are rated by A.M. Best; Standard and Poor’s (S&P); Moody’s and Fitch as follows, as of December 31, 2012:

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

Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York’s Financial Size Category, or FSC, rankings, as determined by A.M. Best, are both XV, the highest of 15 rankings. A.M. Best indicates that the FSC is designed to provide an indicator of the size of a company in terms of its statutory surplus and related accounts.

Standard & Poor’s states that an insurer with a financial strength rating of “A” (Strong) has strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. The “A” range is the third highest of the four ratings ranges that meet these criteria, and also is the third highest of nine financial strength ratings ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “A’ rating is the sixth highest of S&P’s 21 ratings categories. S&P issuer credit ratings range from “AAA” to “D,” indicating default. S&P describes companies assigned an “A” issuer credit rating as having a strong capacity to meet financial commitments, but somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than higher-rated companies. Companies assigned a “BBB” issuer credit rating have adequate capacity to meet financial commitments, but adverse economic conditions are more likely to lead to a weakened capacity to meet such commitments.

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

Fitch states that insurance companies with a financial strength rating of “A+” (Strong) are viewed as possessing strong capacity to meet policyholder and contract obligations. Risk factors are moderate, and the impact of any adverse business and economic factors is expected to be small. The “A” rating category is the third highest of nine financial strength categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+” rating is the fifth highest of Fitch’s 21 financial strength ratings categories. Fitch issuer default ratings range from “AAA” (highest credit quality) to “D” (default). Fitch describes its “A–” issuer default rating as “high credit quality,” which denotes an expectation of low default risk, but may be more vulnerable to adverse business or economic conditions than higher ratings.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot provide assurance that we will maintain our current ratings in the future. Other agencies may rate Symetra or our insurance subsidiaries on a solicited or unsolicited basis.

Regulation

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our insurance products, and thus our businesses, also are affected by federal, state and local tax laws. We are also subject to state regulation with respect to laws and public policies governing unclaimed property, which includes unclaimed death benefits on life and annuity policies. Variable annuity contracts and variable life insurance contracts (“variable contracts”) issued by our insurance subsidiaries are securities and unless offered pursuant to an exemption, are registered as such under the Securities Act of 1933 (the “1933 Act”). As a result, the Securities and Exchange Commission (SEC) regulates their offer and sale. In addition, most such variable contracts are issued through separate accounts that are registered as investment companies under the Investment Company Act of 1940 (the “1940 Act”) and our broker-dealers that underwrite or sell the contracts are registered under the Securities Exchange Act of 1934 (the “1934 Act”). The SEC regulates both registered investment companies and broker-dealers and the Financial Industry Regulatory Authority, Inc. (FINRA) also regulates our broker-dealers (and indirectly the offer and sale of our variable contracts).

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

Many of our customers and agents are also sensitive to changes in regulations that may affect their ability or desire to purchase or distribute our products.

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

Insurance Holding Company Regulation

All states in which our insurance subsidiaries conduct insurance business have enacted legislation that requires each insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. See Note 17 to the consolidated financial statements for further discussion of statutory-basis information. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and approval or non-disapproval by, the insurance regulatory authority of the insurer’s state of domicile.

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

Statutory Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of several other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). During the three-year period ended December 31, 2012, we have not received any material adverse findings resulting from any insurance department examinations of our insurance subsidiaries.

In February 2012, the Office of Insurance Commissioner of the state of Washington certified routine financial examination reports of our two Washington-domiciled insurance companies which covered the five-year period ending December 31, 2010. There were no examination adjustments noted in the reports and no materially adverse findings or instructions in the reports. In 2011, New York State Department of Financial Services began a routine full scope market conduct and financial examination of our New York domiciled insurance company for the three-year period ending December 31, 2010. A final report of this routine examination has not been received.

Market Conduct Regulation

As part of their oversight process, state insurance departments also conduct periodic detailed examinations of market conduct practices of insurance companies selling life insurance and annuity contracts in their jurisdictions. These examinations cover marketplace activities of life insurers, including the form and content of advertising and other disclosures to consumers, product illustrations, suitability determinations, replacement of contracts and other sales practices, underwriting practices, handling of complaints and claims handling and processing practices. Often market conduct examinations are focused on a single or a few practices that are of particular interest to state insurance departments. Market conduct examinations may be conducted by one state insurance department, or by departments of several states acting jointly.

In late 2012, Symetra received notice from the California Department of Insurance that the department was initiating a market conduct examination of Symetra’s life insurance companies, focused on their life insurance and annuity claims settlement practices, including practices related to the handling of unclaimed property. The California Department has indicated that it is conducting this examination on behalf of itself and several other states, including the State of Washington. The start date of this examination has not yet been determined.

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

Policy and Contract Reserve Sufficiency Analysis

Under the laws and regulations of their states of domicile, our life insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our life insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities. For further information on the results of our 2012 statutory reserve adequacy analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2012, the risk-based capital of each of our life insurance subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action. As of December 31, 2012, Symetra Life Insurance Company, our primary life insurance subsidiary, had a risk-based capital ratio of 486%, which exceeded the minimum RBC requirements of 200%.

Statutory Accounting Principles

Statutory accounting principles (SAP) is a basis of accounting developed by state insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various states. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP will generally be different from those reflected in financial statements prepared under SAP.

Regulation of Investments

Each of our insurance subsidiaries is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, foreign securities, real estate, equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments held by our insurance subsidiaries comply with these laws and regulations. In addition, related laws and regulations addressing insolvency of life insurance companies also may indirectly limit Symetra Life Insurance Company’s ability to invest assets in certain types of derivative contracts.

Federal Regulation of Insurance

Currently, the federal government does not regulate directly the business of insurance. However, the Dodd-Frank Act created a Federal Insurance Office. While the Federal Insurance Office will not directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation.

Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, privacy regulation, financial services regulation, securities and pension and welfare benefits regulation, can also significantly affect the insurance industry.

From time to time, federal measures are proposed that may significantly affect the insurance business, including direct federal regulation of insurance through an optional federal charter, limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax exempt savings and retirement vehicles, and the federal estate tax. Likewise, there exists uncertainties relating to the proposals and rules that have been written and yet to be written by various federal agencies as part of the implementation of the Dodd-Frank Act and PPACA, including the delegation of enforcement authority to the states for PPACA’s health care reforms as applied to health insurers. We cannot predict whether these or other proposals or rules will be adopted, or what impact, if any, such proposals or rules may have on our business.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of abandoned or unclaimed money or property. From time to time, the treasurers or controllers of various states and other jurisdictions, or their revenue departments, conduct audits of companies’ unclaimed property practices, including those of life insurance companies.

In late 2012, Symetra received notice that a private contractor would conduct such an audit of its three life insurance companies, on behalf of the treasurers, controllers, or revenue departments of several states. We anticipate that this audit will seek to identify death benefits and other payments under life insurance and annuity contracts that have not yet been paid to beneficiaries, in order to determine whether such benefits should be escheated to the states in which deceased owners resided. As of February 2013, approximately 29 states are participating in the audit.

Tax Laws

Existing federal laws and regulations provide favorable tax treatment to many insurance products we offer. Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax advantages within life insurance and annuity products. Although the recent compromise legislation, the American Taxpayer Relief Act of 2012, that was enacted in early 2013 largely preserves the favorable tax treatment of our insurance products, we expect that large federal deficits and debt may continue to put pressure on Congress to raise revenue. If existing federal laws and regulations are revised to reduce this favorable tax treatment or to increase the tax-deferred status of competing products, we, along with other life insurance companies, will be adversely affected with respect to our ability to sell such products.

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

Certain separate accounts of our life insurance subsidiaries through which variable contracts are issued, as well as the Symetra Mutual Funds Trusts established in May 2012 in connection with the True VA product, are registered with the SEC as investment companies under the 1940 Act. Both the 1940 Act and the Investment Advisers Act of 1940 (the “Advisers Act”) impose a complex and rigorous regulatory regime on investment companies and investment advisers. Certain separate accounts of our life insurance subsidiaries through which variable contracts not registered under the 1933 Act are issued, are not registered as investment companies in reliance upon exclusions from the definition of an investment company found in the 1940 Act. Nevertheless, certain provisions of the 1940 Act apply to such separate accounts. Our recently formed investment adviser is registered with the SEC under the Advisers Act, as is our full service broker-dealer. Certain employees of our investment advisers are licensed as advisory representatives in states where those employees have clients and are subject to regulation by those states.

The laws and regulations identified above are subject to change, which may affect our subsidiaries, employees and business partners subject to them. The last several years have seen changes in these laws and regulations and we anticipate such changes will continue. Interpreting new laws and regulations, and obtaining timely guidance about them from the applicable regulator, are often challenging. Maintaining compliance in this environment is a constant challenge and the risk of an inadvertent error or omission is ever-present. Consistent with this, our costs to maintain compliance with these laws and regulations continues to increase.

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

Employee Retirement Income Security Act and Internal Revenue Code Considerations

We provide certain products and services to certain employee benefits plans that are subject to the Employee Retirement Income Security Act (ERISA) or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

Privacy of Consumer Information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures from time-to-time consider additional legislation relating to privacy and other aspects of consumer information. Violation of these consumer privacy laws could result in significant penalties and adverse regulatory actions.

Employees

As of December 31, 2012, we had approximately 1,250 full-time and part-time employees. We believe our employee relations are satisfactory.

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

Certain of our insurance and investment products, such as annuities and universal life insurance, are sensitive to interest rate fluctuations. Changes in interest rates may make our products less attractive to customers seeking higher yields, which could adversely impact our sales or trigger increased surrenders and withdrawals. For example, when the initial guaranteed interest rate period for fixed annuity products expires, we may significantly decrease renewal crediting rates below the initial rates, which may impact our ability to obtain and retain business. Fluctuations in interest rates may also reduce the interest spread, or the difference between the returns we earn on the investments that support our obligations and the amounts that we must credit to policyholders and contract holders, which could adversely impact the profitability of those products and therefore our results of operations. We mitigate the risks related to fluctuations in interest rates by employing asset-to-liability matching strategies to help ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate volatility. For example, on our immediate annuities we are unable to reduce contractually guaranteed payments and a decline in the investment returns on assets supporting this business would reduce our interest spread. Reductions in expected profitability or increased surrenders and withdrawals may require us to accelerate amortization of associated deferred policy acquisition costs (DAC), and deferred sales inducements (DSI), balances, further decreasing our results of operations.

Prolonged periods of low interest rates

Prolonged periods of low interest rates may have a negative impact on our ability to sell products that are dependent on interest earnings, such as fixed annuity and universal life products, as consumers look for other high-yielding investment vehicles to fund retirement. In low interest rate environments, such as we’ve experienced during the past few years and which we expect to continue to experience for the foreseeable future, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.

Sustained declines in interest may subject us to lower returns on our invested assets, and we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments. This may reduce our future net investment income and compress the spread on interest-rate sensitive products. Further, borrowers may prepay fixed maturity securities and commercial mortgage loans in order to borrow at lower market rates. Any related prepayment fees are recorded in net investment income and may create income statement volatility. This risk is exacerbated by guaranteed minimum crediting rates established by our contracts and/or regulatory authorities, and restrictions on the timing and frequency with which we can adjust our crediting rates. Our interest rate spreads vary by product. By comparing the unadjusted interest spreads to the interest spreads adjusted to remove the effect of prepayments the following table illustrates the volatility investment prepayments can have on our fixed annuity spreads:

	For the Year Ended December 31,
	2012	2011	2010
Fixed Annuities:
Interest spread (1)	1.94%	1.94%	1.87%
Base interest spread (2)	1.83%	1.82%	1.80%

(1)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.

(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and deferred sales inducement unlocking.

In addition to our fixed annuities, the performance of our long-term income annuities and BOLI products is also sensitive to the investment yields on our invested assets backing such products. In extreme situations, the investment yield earned could be lower than the credited rates guaranteed to the customers. We may not be able to successfully manage interest rate spreads or the potential negative impact of those risks.

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

We mitigate some of the aforementioned risks by reducing guaranteed minimum crediting rates offered on new business and, for our deferred annuity products, lowering up-front commissions. However, sustained low interest rates may require us to suspend offerings of certain products.

Periods of rising interest rates

We are also subject to risks associated with periods of rising interest rates. During such times, we may offer higher crediting rates on new sales of interest-sensitive products and increase crediting rates on existing in force products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and maintain our desired spread, which could result in lower profitability on our in force business. In rising interest rate environments, especially when interest rates are rapidly rising, it may be difficult to position our products to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products. In order to maintain sales growth of interest sensitive products and retain in-force customers, we may offer higher renewal crediting rates which would impact profitability.

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

Our investment portfolio is subject to various interest rates, credit and liquidity risks that may diminish the value of our invested assets, reduce investment returns and/or erode capital.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates and credit spreads, the overall performance of the economy, the creditworthiness of the specific obligors included in our portfolio, equity prices, real estate values, liquidity and other factors, most of which are beyond our control. These factors could materially affect our investment results in any period and/or erode capital. As of December 31, 2012, our total investments were $27.6 billion, of which $23.5 billion were fixed maturities. Our fixed maturities portfolio generated net investment income of $1,122.5 million and $1,151.9 million, and realized gains of $1.5 million and $24.2 million for the years ended December 31, 2012 and 2011, respectively.

Interest rate and credit spread risk

Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, general investor sentiment, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates may cause actual net investment income or cash flows to differ from those originally anticipated for investments that carry prepayment and extension risk, such as mortgage-backed and other securities with embedded call options. In periods of declining interest rates, prepayments generally increase. Mortgage-backed securities, commercial mortgage obligations and other bonds in our investment portfolio may be prepaid or redeemed as borrowers seek to borrow at lower interest rates. If unanticipated, such prepayments may require us to accelerate amortization on investments purchased at a premium, which could decrease our net investment income. Additionally, we may be required to reinvest those funds in lower interest-bearing investments. Such prepayments may also include prepayment fees and penalties recorded as income in the period of prepayment which could create income volatility. We received prepayment-related income of $24.8 million and $23.0 million in 2012 and 2011, respectively.

There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio. For example, changes to HARP (Home Affordable Refinance Program) that went into effect in late 2011, have been effective in increasing refinancing for certain borrowers. Additionally, the extension of HAMP (Home Affordable Modification Program) through 2013 may impact prepayments. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure. As of December 31, 2012, we held $3,007.8 million in residential mortgage-backed securities, including gross unamortized premiums of $53.4 million. An increase in prepayments could significantly accelerate our premium amortization and result in asset reinvestment at lower interest rates.

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

In addition, net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease in step with interest rates and credit spreads. In periods of low interest rates, such as we experienced in 2012 and during the last several years, we may be challenged to find attractive yields on new investments. In 2012 and 2011, we mitigated this risk by increasing our originations of commercial mortgage loans, which generally provide higher yields, but are less liquid than fixed maturities securities. However, we may be unable to continue to find appropriate loan opportunities meeting our high quality standards.

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

Credit risk

Issuers of the fixed maturities we own may default on principal and interest payments. Defaults by third parties in the payment or performance of their obligations could reduce our investment income or cause realized investment losses. Further, fixed maturities are evaluated for impairment based on our assumptions about the creditworthiness of the issuer. For the years ended December 31, 2012 and 2011, we incurred $29.0 million and $14.1 million in impairments on fixed maturities, respectively. A significant increase in defaults and impairments on our fixed maturities portfolio could adversely affect our financial condition, results of operations and cash flows. The determination of impairments is subject to management’s judgment about the creditworthiness and continued cash flows of a security. While we have controls and procedures in place to provide reasonable assurance that our impairment analysis is complete and based on accurate information, actual cash flows and defaults may vary significantly from our assumptions.

As of December 31, 2012, 5.4% of our total fixed maturity portfolio at fair value was considered below investment grade. Below investment grade securities generally provide higher expected returns but present greater risk and can be less liquid than investment grade securities. Further, an issuer’s inability to refinance or pay off debt could cause certain of our investment-grade maturities to present more significant credit risk than when we first invested. Private equity and highly leveraged buyouts could also cause certain of our investment-grade fixed maturities to present more significant credit risk than when we first invested.

Issuers of the fixed maturities that we own may experience performance deterioration or other factors that trigger rating agency downgrades. Although the issuers may not have defaulted on principal and interest payments with respect to these securities, we may be required by regulators and rating agencies to hold more capital in support of these investments. We could experience higher cost of capital and potential constraints on our ability to grow our business and maintain our own ratings.

For further information on our fixed maturities portfolio and credit-related impairments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

Liquidity risk

Our investments in privately placed fixed maturities, mortgage loans, policy loans and limited partnership interests, which collectively represented approximately 15% of total invested assets as of December 31, 2012, are relatively illiquid compared to publicly traded fixed maturities and equities. In addition, periods of market disruption, such as those experienced during the financial crisis in 2008 and 2009, could also reduce liquidity for securities generally considered to be readily marketable. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. This risk is mitigated by the liquidity structure of our underlying liabilities, of which 79.7% are considered illiquid or somewhat illiquid. For further information on the liquidity of our underlying liabilities, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may be unsuccessful in our efforts to execute on our strategies to reduce our dependence on interest-rate sensitive products.

In 2011 our executive leadership team introduced its Grow & Diversify business strategy that focused on developing new products that are less sensitive to interest rates. During 2012 we devoted significant effort and financial resources to build new products, distribution and service capabilities. We experienced increased sales of our fixed indexed annuity and group life and disability income products; however, individual life and variable annuity sales fell short of expectations. We may incur higher-than-expected costs or fail to generate expected levels of revenue associated with this strategy.

We aim to continue implementing our strategies while maintaining current positions of strength in our existing businesses, particularly our medical stop-loss and deferred annuity businesses, as well as maintaining the strength of our balance sheet. Our success will depend on a number of factors, including our ability to achieve customer name recognition, accurately predict market trends, differentiate our product offerings from our competitors’, provide excellent customer service, develop new products in a timely manner and achieve market acceptance, effectively implement new technology and operational platforms, deepen our existing distribution relationships and add new distribution partners and set appropriate prices for our products. If we fail to accomplish one, all or a combination of the foregoing, our ability to profitably grow our business during this period of prolonged low interest rates could be materially and adversely affected.

We may engage in strategic acquisitions or other related transactions which present risks that could adversely affect our business.

We have and continue to seek profitable growth through acquisitions opportunities. We believe that our disciplined approach to strategic acquisitions, particularly related to our Benefits and Individual Life divisions, will allow us to realize economies of scale and certain operating efficiencies. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

•	failing to achieve the financial and strategic goals for the acquired business;

•	failing to successfully integrate the acquired business into our operations;

•	paying more than fair market value for an acquired company or assets;

•	experiencing an unanticipated downgrade in our financial strength ratings;

•	disrupting our ongoing businesses;

•	distracting management focus from our ongoing businesses;

•	acquiring unanticipated liabilities;

•	failing to retain key personnel;

•	incurring the expense of an impairment of assets due to the failure to realize expected benefits;

•	damaging relationships with employees, customers or strategic partners; and

•	diluting the share value of existing stockholders.

Additionally, in connection with any acquisition that involves reinsurance, we will assume or otherwise become responsible for the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting these other insurers could also have an adverse effect on us.

The exploration of acquisition opportunities requires a significant investment of time from our senior leadership team, and may require significant legal, consulting, financial and accounting expenses for due diligence. We may not complete acquisitions that we explore, or incur higher than expected costs to complete an acquisition. For example, in 2012, expenses related to such due diligence efforts resulted in a decrease to net income of approximately $0.02 per common diluted share for opportunities that did not materialize.

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

We distribute our products through financial intermediaries, independent producers and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as:

•	the amount of sales commissions and fees we pay;

•	the breadth of our product offerings;

•	the design and positioning of our product offerings;

•	the amounts of or adjustments we make in premium or interest crediting rates;

•	the strength of our brand and consumer name recognition, as well as reputation;

•	our perceived stability and our financial strength ratings;

•	the marketing and services we provide to them and our customers; and

•	the strength of the relationships we maintain with individuals at those firms.

Through time our relationship with distributors may deteriorate due to any of the above factors, which could result in a drop in sales and/or a loss of existing business due to higher surrender activity.

Our competitors may be effective in providing incentives to existing and potential distribution partners to favor their products or to reduce sales of our products. Our contracts with our distribution partners generally allow either party to terminate the relationship upon short notice. Our distribution partners do not make minimum purchase commitments, and our contracts do not prohibit our partners from offering products that compete with ours. Accordingly, our distribution partners may choose not to offer our products exclusively or at all, or may choose to exert insufficient resources and attention to selling our products. In 2012 sales from our top five distribution partners in our Deferred Annuities and Benefits segments represented 60% and 28%, respectively, of each segment’s total sales. In addition, sales from one financial institution accounted for 29% of our 2012 Deferred Annuities segment sales. If our relationships with these distributors were to deteriorate, it is likely that we would experience a significant decline in our sales. For further discussion on our sales and distribution, see Item 1 — “Business — Distribution.”

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

Our mortgage loans, which are collateralized by commercial properties, are subject to default risk. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Our underwriting practice includes the analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans; and verification of liquid assets. During 2010, we began strategically increasing our mortgage loan portfolio, which continued through 2012. For the years ended December 31, 2012 and 2011, we originated $825.7 million and $956.9 million, respectively, of new loans. Our mortgage loan portfolio totaled $3.1 billion and $2.5 billion as of December 31, 2012 and 2011, respectively. We carry our mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Our allowance includes a reserve for probable incurred but not specifically identified losses in the portfolio, and specific reserves for any non-performing loans. The reserve for probable incurred losses is based on our historical experience, third party data for expected losses on loans with similar loan-to-value, and debt service coverage ratios. Specific reserves are determined by comparing the carrying value of the loan to the expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the underlying collateral, if the loan is collateral-dependent. If our underwriting practices fail to capture accurate information or proves to be inadequate, we may incur losses, and those losses may exceed the amounts set aside as reserves.

As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was classified as non-performing. However, due to the uncertain economic environment and the growth in our portfolio, the performance of our mortgage loan portfolio may decline in the future. In addition, the majority of our loans have balloon payment maturities, which may trigger future defaults on currently performing loans. An increase in the default rate of our mortgage loan investments, caused by current or worsening economic conditions or otherwise, could result in realized losses or increases in our allowance for credit losses and could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic concentration of our commercial mortgage loans may expose us to higher risk of adverse effects. While we seek to mitigate this risk by having a diversified portfolio, events or developments negatively impacting any particular geographic region may have a greater adverse effect on our loan portfolio and, consequently, on our results of operations or financial condition. As of December 31, 2012, 28.4% of our commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.3% were located in Texas and 10.0% were located in Washington.

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

Unrealized gains or losses on available-for-sale securities are recognized as a component of AOCI and are therefore excluded from net income. The accumulated change in the fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Our gross unrealized losses on available-for-sale fixed maturity and equity securities as of December 31, 2012 were $59.1 million. Gross unrealized losses for fixed maturity and equity securities where the fair value has declined and remained below amortized cost or cost by 20% or more for six months or more was $21.7 million as of December 31, 2012.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturities are reported at fair value on our consolidated balance sheets and represent approximately 85.4% of our invested assets as of December 31, 2012. The accounting guidance for fair value measurements establishes a three-level hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation models using unobservable inputs (Level 3). Level 2 and Level 3 measurements comprise a significant portion of our invested assets; as of December 31, 2012, approximately $23.4 billion, or 99%, of our fixed maturities were categorized as Level 2 measurements, and $0.1 billion, or 1%, were categorized as Level 3. Because values for securities classified as Level 2 and Level 3 are not based on quoted market prices for identical instruments, the amount we realize upon settlement or maturity may differ significantly from our reported fair value. Additionally, multiple valuation methods may be applicable to a security, and the use of different methodologies and assumptions could materially affect the estimated fair value amounts. Decreases in valuations may result in unrealized losses recorded in stockholders’ equity or realized losses recorded in net income, which may have an adverse effect on our financial condition and results of operations.

Our Level 2 measurements are predominantly obtained from third-party independent pricing services and derived from models that use objectively verifiable, observable market inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed maturity securities do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. If such information about a security is unavailable, we determine the fair value using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data.

As of December 31, 2012, $819.6 million, or 3.5%, of our fixed maturities portfolio was invested in private placement securities, which are not actively traded. The fair values of $787.3 million, or 96.1%, of these assets are classified as Level 2, as they are determined using a discounted cash flow approach that uses significant inputs that are market-observable.

During periods of market disruption, including periods of significantly rising interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, valuations for those securities may require more subjectivity and management judgment, including valuation methods, inputs and assumptions that are less observable or require greater estimation. Rapidly changing and adverse credit and equity market conditions could also materially impact the valuation of securities reported in our consolidated financial statements, and the period-to-period changes in value could vary significantly.

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

We recognize changes in fair value of our investments in certain common stock, including REITs or other equity-like securities, in net income through net realized investment gains (losses). These investments, which generally provide higher expected total returns over the long term, present a greater risk to preservation of principal than our fixed maturity investments. As of December 31, 2012, less than three percent of our invested assets were invested in securities whose changes in fair value are typically highly correlated with changes in the equity markets. While these investments do not represent a significant portion of our invested assets, a decline in the equity markets could have a significant adverse effect on our net income, and also increase volatility in results between periods. For example, for the year ended December 31, 2012, net gains on our equity securities trading portfolio were $36.7 million, consistent with improvements in the equity markets that year. In the previous year, ending December 31, 2011, net losses on our equity securities trading portfolio were $9.1 million, as equity market performance was not as strong. In another example, we invest in real estate-related investments through investments in REITs. For the year ended December 31, 2012, our REITs provided a total gross return of 13.6%. However, during 2012, we experienced volatility in our quarterly results including total gross gains of 7.5% for the first quarter, and 0.3% for the third quarter.

Our use of derivative financial instruments to manage risk may not be effective or sufficient.

We use derivative financial instruments to mitigate various business and investment risks to which we are exposed, including exposures related to our FIA product, foreign currency exposures, adverse effects of equity market levels and volatility and interest rate fluctuations on variable rate fixed maturities. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. This failure could have an adverse effect on our financial condition and results of operations. See Note 2 to the consolidated financial statements for further discussion of our derivatives and related accounting policies.

We may also choose not to hedge, in whole or in part, these or other risks that we have identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or, in reaction to extreme interest rate or equity market conditions, a decision to not purchase a derivative financial instrument that fully hedges certain risks. Additionally, our estimates and assumptions made in connection with our use of any derivative financial instrument may fail to reflect or correspond to our actual long-term exposure in respect to identified risks. Derivative financial instruments held or purchased may also be insufficient to hedge the risks in relation to our obligations. In addition, we may fail to identify risks, or the magnitude thereof, to which we are exposed.

The Dodd-Frank Act includes a new framework of regulation of over-the-counter (“OTC”) derivative transactions that requires parties to such transactions to enter into agreements that provide for, among other things, each party’s right to accelerate, terminate, and close out positions on a “net” basis and liquidate or set off collateral upon an event of default, including bankruptcy or insolvency, of the other party. Such agreements, including the “netting” requirement, must be enforceable under the law of the relevant jurisdiction. Two of our life insurance subsidiaries, including our principal life insurance subsidiary, are domiciled in the State of Washington, where current law would permit a receiver for an insolvent insurance company to avoid the “netting” requirement in OTC derivative agreements entered into by the insolvent insurer. There is legislation pending in the Washington legislature that would implement model NAIC legislation that mandates enforcement of such “netting” provisions in the event of insurer insolvency. If the legislation is not enacted, our Washington life insurance subsidiaries will face challenges in entering into derivatives transactions with major financial institutions. In such an event, we will explore other options, including redomesticating one or both of our Washington life insurance companies to a jurisdiction that has enacted this legislation. Under the agreements required by the Dodd-Frank Act, we may be unable to place derivative trades at a reasonable cost, or at all. If we are unable to engage in derivative transactions at a reasonable cost, we may not be able to continue to issue certain insurance products, including fixed indexed annuities, or otherwise effectively manage other risks, such as interest rate or currency risk.

In addition, the Dodd-Frank Act imposes additional costs, including new capital, reporting and margin requirements and additional regulation. Increased margin requirements on our part, combined with restrictions on securities that will qualify as eligible collateral, could reduce liquidity and require an increase in our holdings of cash and government securities with lower yields, causing a reduction in income. The derivative clearing requirements of Dodd-Frank will generally increase the cost of our risk mitigation and could potentially expose us to the risk of a default by a clearinghouse with respect to our cleared derivative transactions. The above factors, either alone or in combination, may have an adverse effect on our financial condition and results of operations.

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

Health care costs in particular have risen substantially in recent history and may continue to do so. Our medical stop-loss products provide coverage for claims exceeding certain dollar thresholds for either individual or aggregate claims, and increased medical costs may result in higher claims. Our policies are typically one-year contracts and are underwritten and repriced annually. While we monitor claims costs and changes that may affect future costs, such as medical inflation, changing demographics and changes in the mix of our business, increases in medical costs may exceed our expectations or may not be properly factored into our pricing. This could adversely affect the results of operations in our Benefits segment.

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

In addition, we set prices for our insurance and certain annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, morbidity rates and mortality rates of our policyholders and contract holders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than our pricing assumptions, we could be required to make greater payments under our insurance and certain annuity contracts than we had projected. Our largest exposure to morbidity risk is in our medical stop-loss products, which we mitigate through reinsurance. For example, our specific stop-loss business is 100% reinsured for claims above $1.1 million. Our largest exposure to mortality risk is in our Individual Life segment, which we also mitigate through reinsurance. Additionally, a general increase in mortality would be favorable to our Income Annuities segment, as we may pay fewer benefits than expected. Also in our Income Annuities segment, we can experience mortality losses on life contingent policies when mortality rates are lower than expected.

We regularly monitor our reserves and review our assumptions. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges in the period in which we make that determination, which could adversely affect our financial condition and results of operations. There were no significant adjustments to reserves due to inadequacy during 2012, 2011 or 2010.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth or to support changes in the mix of business, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, changes in interest rates, changes in credit quality ratings for the bonds in our investment portfolio, and changes to the RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in scenarios of extended periods of very low interest rates, such as those experienced recently, the amount of statutory reserves that we are required to hold may increase, which reduces our statutory surplus. Annually we are required to assess statutory reserve adequacy and as of December 31, 2012, a $25.0 million statutory reserve was established, which reduced our statutory surplus by approximately $16.3 million, net of tax. For further information on this statutory reserve, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our statutory financial statements are subject to the Statements of Statutory Accounting Principles (SSAPs), which is promulgated by the NAIC. In addition, the NAIC, through its Life and Health Actuarial Task Force, issues interpretations or guidelines (Actuarial Guidelines) of state statutes related to reserves and other actuarial topics. These guidelines are used to apply a statute to a particular circumstance. These SSAPs and Actuarial Guidelines impact our statutory surplus and therefore impact the amount of capital we are required to maintain. For example, the Valuation of Life Insurance Policies Regulation, as clarified by Actuarial Guideline 38 (more commonly known as “Regulation XXX and AXXX”) requires insurers to establish additional or redundant statutory reserves for certain universal life and term insurance policies with secondary guarantees. We expect to implement a strategy to manage reserve redundancies in the future as we expect sales of these types of products to increase. However, we cannot provide assurance that there will not be regulatory, tax or other challenges to the actions we have taken or will take in the future. The result of this or other potential changes or related challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.

We may face unanticipated losses if we are required to accelerate the amortization of deferred policy acquisition costs and/or deferred sales inducements if there are significant deviations in actual experience or in anticipated assumptions.

Deferred policy acquisition costs represent certain costs that vary with and are directly related to the successful acquisition and renewal of our products and are deferred and amortized over the estimated life of the related contracts. These costs include:

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

All other acquisition-related costs, including costs incurred for soliciting potential customers, managing distribution and underwriting functions, training, administration, unsuccessful acquisition or renewal efforts, market research and product development are not deferrable.

Deferred sales inducements represent bonus interest and excess interest mainly on our fixed annuity products, which are deferred and reported in other assets on our consolidated balance sheets and amortized as interest credited over the estimated life of the related contracts. Under U.S. GAAP, DAC and DSI are amortized through income over the lives of the underlying contracts in relation to the anticipated recognition of premiums or gross profits for most of our products. As of December 31, 2012, we had $367.9 million of DAC and $153.4 million of DSI, excluding the adjustment for unrealized gains on investments.

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

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised by recognized authorities, including the Financial Accounting Standards Board (FASB). On January 1, 2012, we adopted a revised standard for DAC, which limited the costs that are eligible for deferral. This standard resulted in more acquisition costs being expensed as incurred, which was partially offset by a decrease in related amortization expense. For further discussion on the impacts of adoption of new accounting policies, see Note 2 to the consolidated financial statements.

In addition, the FASB is developing new accounting standards in an effort to converge U.S. GAAP accounting with international accounting principles. As a part of this effort, new standards are being developed for accounting for insurance contracts, which would measure liabilities for insurance contracts based on the present value of estimated future cash flows to fulfill the contract. This could change the recognition and measurement of insurance obligations on our statement of financial position and impact the timing of the related income in our results of operations. The FASB is also drafting a new standard for financial instruments which, as currently proposed, would change the way assets and liabilities classified as financial instruments are recognized and measured. In December 2012, the FASB proposed a new standard that changed the way credit losses for financial assets are measured. Other standards are also being proposed as a part of this convergence project that would also impact our consolidated statements. If adopted, these accounting standards could change the current accounting treatment that we apply to our consolidated financial statements, and such changes could have an adverse effect on our reported financial condition and results of operations.

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

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contract holder and policyholder obligations, are important to maintaining public confidence in our company and our products, and the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have an adverse effect on our financial condition, results of operations and cash flows in several ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	increasing our cost of capital;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

•	requiring us to reduce prices or increase crediting rates for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

We rely on reinsurance arrangements to help manage our business risks, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.

We utilize reinsurance to mitigate our risks in various circumstances, primarily related to products offered by our Benefits and Individual Life divisions. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. The total reinsurance recoverables due from reinsurers was $302.1 million as of December 31, 2012, of which $119.6 million was recoverable from our single largest reinsurer. Our reinsurers may be unable or unwilling to pay the reinsurance recoverables owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition, results of operations and cash flows.

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

Our businesses are subject to intense competition. We believe the competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. Many other companies actively compete for sales of deferred and income annuity products, group health and life insurance, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty providers.

In many of our product lines, we face competition from companies that have greater market share or breadth of distribution, stronger brand awareness, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our product lines, which could make it difficult to achieve our target returns.

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

The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These could adversely impact the valuation and performance of our investment portfolio. Further, for products sold through our Benefits and Individual Life Divisions, a localized event that affects one or more of our customers could cause a significant loss due to mortality or morbidity claims.

The majority of our operations are located in Bellevue, Washington, although we have other offices throughout the U.S. We maintain a business continuity plan for our operations, but we cannot predict with certainty whether our plan will be successfully implemented in the event of an actual catastrophic event or disaster or predict with certainty when normal business operations would resume if such an event occurs. In the event of a catastrophic event or disaster, our employees may be unable to perform their duties for an extended period of time, and/or we may have limited or no connectivity, which may interrupt our business operations and adversely affect our financial condition, results of operations, and cash flows. The majority of our employees are equipped to work remotely; however certain duties, such as processing new business applications, may be difficult to perform remotely.

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

We have committed and will continue to commit resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our ability to keep our systems fully integrated with those of our clients is critical to the operation of our business, and failure to update our systems to reflect technological advancements or to protect our systems may adversely affect our relationships and ability to do business with our clients.

The failure to protect our clients’ confidential information and privacy could adversely affect our business.

A number of our businesses are subject to privacy regulations and confidentiality obligations. For example, the collection and use of patient data in our Benefits segment is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain of the activities conducted by our businesses are subject to the privacy regulations of the Gramm-Leach-Bliley Act and state privacy laws and regulations. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information vary by business segment and may include, among other things:

•	training and educating our employees regarding our obligations relating to confidential information;

•	monitoring changes in state or federal privacy and compliance requirements;

•	drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities for tangible records;

•	limiting access to electronic information; and

•	in the event of a security breach, providing credit monitoring or other services to affected customers.

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

We outsource significant technology and business functions to third parties, including a substantial portion of our investment management and information technology functions, and expect to continue to do so in the future. When we engage a third-party vendor, we perform due diligence on the vendor, including evaluations of quality of service, financial stability, compliance with laws and regulations and appropriate business continuity plans. However, if our due diligence is not sufficient, we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business and reputation that could have a material adverse effect on our consolidated results of operations. Further our third-party service providers are required to maintain and routinely test business continuity plans. However, catastrophic events interrupting their business operations may disrupt their provision of critical services to us for an extended period of time, which may adversely affect our financial condition, results of operations, and cash flows.

Our credit facility subjects us to operating and financial covenants on our operations and could limit our ability to grow our business.

We have a $300.0 million revolving credit facility. This credit facility also provides access to up to an additional $100.0 million of financing, subject to the availability of additional commitments. We rely on the facility as a potential source of liquidity, which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. As of December 31, 2012, we had no balance outstanding and we have had no borrowings under this facility or under the previous facility since originally established. In connection with the current facility, we have agreed to covenants that may impose significant operating and financial restrictions on us. These restrictions limit the incurrence of additional indebtedness by our subsidiaries, limit the ability of us and our subsidiaries to create liens and impose certain other operating limitations. These restrictions could limit our ability to obtain future financing or take advantage of business opportunities.

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

We need liquidity to pay our policyholder benefits, operating expenses, interest on our debt and dividends on our outstanding common stock and warrants, and to pay down or replace certain debt obligations as they mature. We may need to raise additional funds through public or private debt or equity financings in order to:

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

As a holding company, Symetra Financial Corporation depends on the ability of its subsidiaries to transfer funds to it to meet its obligations and pay dividends or engage in stock repurchases.

Symetra is a holding company for its insurance and financial subsidiaries with no significant operations of its own. Its principal sources of cash to meet its obligations and to pay dividends consist of dividends from its subsidiaries and permitted payments under tax sharing agreements with its subsidiaries. In addition, the ability to execute common stock repurchases may be dependent on dividends from Symetra’s subsidiaries. On February 1, 2013, Symetra’s board of directors authorized the repurchase of up to 10 million shares of outstanding common stock. The timing and amount of any stock repurchases will be determined by management, based on market conditions, regulatory considerations and other factors. The ability to execute repurchases under this program may be dependent on dividends from Symetra’s subsidiaries.

State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. Based on our statutory results as of December 31, 2012, insurance subsidiaries may pay Symetra dividends of up to $282.2 million in the aggregate during 2013 without obtaining regulatory approval. Competitive pressures generally require our insurance subsidiaries to maintain financial strength ratings, which are partly based on maintaining certain levels of capital. These restrictions and other regulatory requirements, such as minimum required risk-based capital ratios, affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to stockholders, repurchase common stock and service our debt. Dividends paid to the common stockholders and warrant holders are at the discretion of the board of directors.

More information about the ability of the insurance subsidiaries to pay dividends can be found in Note 16 to the consolidated financial statements.

Significant stockholders may be able to influence the direction of our business.

Our principal stockholders, affiliates of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., each beneficially owned approximately 21% of our outstanding shares of common stock as of February 20, 2013 (including warrants exercisable for 9,487,872 shares held by affiliates of each of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc.). Accordingly, they may have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including amendments to our certificate of incorporation, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of our principal stockholders may not coincide with the interests of the other holders of our common stock.

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

Our insurance businesses are heavily regulated and are subject to a wide variety of laws and regulations in various jurisdictions. Our insurance subsidiaries are subject to state insurance laws and regulated by the insurance departments of the various states in which they are domiciled and licensed. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	establishing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	requiring regular market conduct examinations;

•	conducting unannounced and targeted market conduct examinations;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

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

During 2012, the United States Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act, which impacts our medical stop-loss and limited benefit medical businesses. However, as there are still implementation details yet to be clarified at the state and federal levels, it remains unclear at this time how our medical stop-loss business would be impacted. Further, our limited benefit medical product will need to be repositioned as supplemental coverage and we cannot predict whether such repositioning will be successful. We will continue to monitor the implementation of PPACA and reassess our business strategies accordingly.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. For example, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer’s current business plans. ORSA, which provides for an effective date of January 1, 2015, is part of the NAIC’s overall Solvency Modernization Initiative (“SMI”). As a Model Act, ORSA must be adopted by our domiciliary state to be effective for our insurance companies. We are working to integrate the requirements of ORSA into our existing risk management framework.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. We may become subject to class actions and regulatory actions and we are or may become subject to individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits, breaches of fiduciary or other duties to customers, and investment activities. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. Such litigation or regulatory investigations may relate to the following:

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

•	We are subject to market conduct examinations related to unclaimed property by state insurance regulators and audits of escheatment practices by state revenue authorities, related to the following:

–	State insurance regulators have been scrutinizing claims settlement practices of life insurance companies with regard to payment of death benefits. Through their authority to regulate market conduct, including claims settlement practices, state insurance regulators have been examining the use by life insurance companies of the U.S. Social Security Administration’s Death Master File (SSADMF) to identify deceased persons and the processes by which life insurance companies search for beneficiaries of life and annuity contracts. In particular, these regulators have been looking at how life insurance companies handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately identifying when death benefits or other payments under the contracts should be made. Several states have enacted new laws or adopted new regulations mandating the use by life insurance companies of the SSADMF or other similar data bases to identify deceased persons and more rigorous processes to find beneficiaries. Symetra’s life insurance companies are currently being examined by the California Department of Insurance on behalf of itself and several other states with regard to the companies’ claims settlement practices.

–	State insurance regulators also have been scrutinizing claims settlement practices of life insurance companies with regard to unclaimed life insurance and annuity death benefits, including escheatment practices. Through their authority to regulate market conduct, including unclaimed property practices, state insurance regulators have been examining the escheatment practices of life insurance companies and sanctioned several for failure to escheat death benefits or other contract benefits to state revenue authorities when beneficiaries could not be found at the expiration of statutory dormancy periods. Sanctions have included fines and agreements by insurance companies to improve their escheatment practices. Symetra’s life insurance companies are currently being examined by the California Insurance Department on behalf of itself and several other states with regard to their unclaimed property and escheatment practices.

–	State treasurers, controllers and revenue departments have also been scrutinizing escheatment practices of life insurance companies with regard to unclaimed life insurance and annuity death benefits. As with state insurance regulators, state revenue authorities have been looking at how life insurance companies handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately determining when death benefits or other payments under the contracts should be treated as unclaimed property. State treasurers, controllers and revenue departments have audited life insurance companies, required escheatments and imposed interest penalties on amounts escheated for failure to escheat death benefits or other contract benefits when beneficiaries could not be found at the expiration of statutory dormancy periods. Symetra’s life insurance companies are currently being audited by a private contractor working for a number of state revenue departments to determine whether unclaimed life insurance and annuity death benefits should be escheated to the states in which deceased owners resided.

It is possible that examinations, audits and related activity and/or new state laws or regulations could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, interest penalties, and changes to the Symetra life insurance companies’ procedures. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including Symetra’s life insurers, may be subject to claims, regulatory actions, law enforcement actions and civil litigation concerning their business practices. Any resulting additional payments or costs would have an adverse effect on our results of operations.

•

We are also subject to various other regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions.

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

In addition, we benefit from current tax laws, changes in which could increase our company tax liability and income tax expense. For example, recent federal budget proposals, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, those proposals include modifying the dividends-received deduction for life insurance company separate accounts and expanding the interest expense disallowance for corporate-owned life insurance. If proposals of this type were enacted, our sales could be adversely affected, primarily variable products and BOLI, and our actual tax expense could increase, reducing earnings.

Congress has previously considered and may revisit legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax deferred nature of life insurance and annuity products. Due in large part to the ongoing budget crisis affecting many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and their policyholders. Although the specific form of any such potential legislation is uncertain, it could include reducing or eliminating some or all of the tax advantages currently benefiting us or our policyholders. Changes to these favorable tax statuses could adversely affect our sales and lapses of current policies.

Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.

When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is typically based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments which we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. In addition, certain states allow us to offset future assessments with premium tax offsets which are estimated and recorded as a corresponding asset. Existing liabilities may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations. In addition, future premium tax offsets may not be realized and we may be required to decrease our asset, which could also have an adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our headquarters in Bellevue, Washington, which consists of 222,000 square feet in the Symetra Center building and 72,000 square feet in the adjacent Key Center building. Leases for both facilities expire in 2015 with multiple options to renew. Our headquarters in Bellevue serves as the primary location for operations of all of our divisions. In addition to our headquarters, we lease 20 other properties throughout the U.S. which comprise a total of 105,000 square feet.

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

Shares of our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “SYA” on January 22, 2010. The following table presents the high and low closing price for our common stock and the dividends declared per share during the 2012 and 2011 fiscal years:

	High	Low	Dividend Declared
2012:
Fourth quarter	$13.02	$10.91	$0.07
Third quarter	13.41	11.25	0.07
Second quarter	12.62	10.83	0.07
First quarter	11.63	8.96	0.07
2011:
Fourth quarter	$10.50	$7.67	$0.06
Third quarter	13.67	8.00	0.06
Second quarter	14.11	12.61	0.06
First quarter	14.30	12.65	0.05

On February 20, 2013, there were approximately 38 registered holders of record for our common stock and 119.100 million shares outstanding.

The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Index, and the S&P 500 Life and Health Index. The comparison assumes $100 was invested in our common stock and in each of the foregoing indexes on January 22, 2010. It also assumes the reinvestment of dividends. The graph covers the period of January 22, 2010, through December 31, 2012.

Dividend Policy

Since becoming a public company, Symetra has paid and intends to continue to pay quarterly cash dividends on its common stock. Dividends on common stock are also paid to holders of outstanding warrants and restricted shares on a one-to-one basis. The future declaration and payment of dividends will be at the discretion of the board of directors and will depend on many factors, including its financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of its subsidiaries, legal requirements, regulatory constraints and other relevant factors. Further, Symetra is a holding company with no significant business operations of its own and, as a result, its ability to pay future dividends is, in part, dependent upon receiving dividends from its subsidiaries.

For more information regarding the ability to pay dividends, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Liquidity” and Note 16 in the accompanying notes to the consolidated financial statements.

Purchases of equity securities by the issuer and affiliated purchasers

Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2012 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period:

October 1, 2012 – October 31, 2012	—	—	—	—

November 1, 2012 – November 30, 2012	—	—	—	—

December 1, 2012 – December 31, 2012	63,467	$12.98	—	—

Total	63,467	$12.98	—	—

(1)	Restricted shares withheld to offset tax withholding obligations related to the vesting of restricted shares.

On February 1, 2013, the board of directors authorized the repurchase of up to 10.0 million shares of Symetra’s outstanding common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.

The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6.	Selected Financial Data

The following selected financial data, except for non-GAAP financial measures, have been derived from our consolidated financial statements. The consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011, except for the non-GAAP financial measures, have been derived from our consolidated financial statements included elsewhere herein. The consolidated income statement data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, except for the non-GAAP financial measures, have been derived from the consolidated financial statements not included herein. Historical financial information has been restated to reflect the retrospective adoption of a new accounting standard for deferred acquisition costs on January 1, 2012. See Note 2 to the accompanying consolidated financial statements for discussion of adoption of new accounting pronouncements.

The selected financial data presented below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere herein.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Consolidated Income Statement Data:
Revenues:
Premiums	$605.0	$540.5	$473.0	$470.1	$486.1
Net investment income	1,275.2	1,270.9	1,199.4	1,113.6	956.5
Policy fees, contract charges and other	189.9	180.7	166.3	159.9	166.5
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(29.0)	(14.1)	(20.9)	(86.5)	(86.4)
Other net realized investment gains (losses)	60.1	21.3	61.0	56.9	(71.7)

Net realized investment gains (losses)	31.1	7.2	40.1	(29.6)	(158.1)

Total revenues	2,101.2	1,999.3	1,878.8	1,714.0	1,451.0
Benefits and expenses:
Policyholder benefits and claims	439.0	381.4	335.1	350.5	348.5
Interest credited	932.8	925.9	899.5	846.8	766.1
Other underwriting and operating expenses	360.5	317.9	279.9	273.4	286.8
Interest expense	32.8	32.1	31.9	31.8	31.9
Amortization of deferred policy acquisition costs	66.0	68.8	54.1	40.6	17.3

Total benefits and expenses	1,831.1	1,726.1	1,600.5	1,543.1	1,450.6

Income from operations before income taxes	270.1	273.2	278.3	170.9	0.4

Total provision (benefit) for income taxes	64.7	77.4	84.5	49.2	(13.5)

Net income	$205.4	$195.8	$193.8	$121.7	$13.9

Net income per common share (1):
Basic	$1.49	$1.42	$1.43	$1.09	$0.12

Diluted	$1.49	$1.42	$1.43	$1.09	$0.12

Weighted-average number of common shares outstanding:
Basic	138.018	137.491	135.609	111.622	111.622

Diluted	138.024	137.503	135.618	111.626	111.622

Cash dividends declared per common share	$0.28	$0.23	$0.15	$—	$—

Non-GAAP Financial Measures:
Adjusted operating income*	$185.3	$190.2	$167.9	$141.6	$114.8

Adjusted operating income per common share (1)*:
Basic	$1.34	$1.38	$1.24	$1.27	$1.03

Diluted	$1.34	$1.38	$1.24	$1.27	$1.03

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Reconciliation to net income:
Net income	$205.4	$195.8	$193.8	$121.7	$13.9
Less: Net realized investment gains (losses) (net of taxes)	20.2	4.7	26.1	(19.4)	(102.8)
Add: Net realized gains (losses) — FIA (net of taxes)	0.1	(0.9)	0.2	0.5	(1.9)

Adjusted operating income*	$185.3	$190.2	$167.9	$141.6	$114.8

	As of December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Consolidated Balance Sheet Data:
Total investments	$27,556.4	$26,171.7	$23,500.2	$20,181.0	$16,252.5
Separate account assets	807.7	795.8	881.7	840.1	716.2
Total assets	29,460.9	28,183.3	25,600.0	22,415.5	19,213.5
Total notes payable	449.4	449.2	449.0	448.9	448.8
Accumulated other comprehensive income (loss) (net of taxes) (AOCI)	1,371.2	1,027.3	437.6	(47.6)	(1,053.3)
Total stockholders’ equity	3,630.1	3,114.9	2,356.6	1,413.4	270.1
U.S. Statutory Financial Information:
Statutory capital and surplus	$1,912.6	$1,822.8	$1,752.3	$1,415.4	$1,179.0
Asset valuation reserve (AVR)	261.3	220.7	185.1	120.5	113.7

Statutory book value	$2,173.9	$2,043.5	$1,937.4	$1,535.9	$1,292.7

Book value per common share (2)	$26.29	$22.64	$17.18	$12.65	$2.42

Non-GAAP Financial Measures:
Adjusted book value*	$2,258.9	$2,087.6	$1,919.0	$1,461.0	$1,323.4

Reconciliation to stockholders’ equity:
Total stockholders’ equity	$3,630.1	$3,114.9	$2,356.6	$1,413.4	$270.1
Less: AOCI	1,371.2	1,027.3	437.6	(47.6)	(1,053.3)

Adjusted book value*	$2,258.9	$2,087.6	$1,919.0	$1,461.0	$1,323.4
Add: Assumed proceeds from exercise of warrants	218.1	218.1	218.1	218.1	218.1

Adjusted book value, as converted *	$2,477.0	$2,305.7	$2,137.1	$1,679.1	$1,541.5

Adjusted book value per common share (3)*	$18.97	$17.60	$16.23	$15.76	$14.28

Adjusted book value per common share, as converted (2)*	$17.94	$16.75	$15.58	$15.03	$13.81

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, unless otherwise stated)
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Return on stockholders’ equity, or ROE	6.1%	7.2%	9.0%	14.9%	1.6%
Net income	$205.4	$195.8	$193.8	$121.7	$13.9
Average stockholders’ equity	3,383.9	2,710.2	2,147.2	815.6	852.8
Non-GAAP Financial Measures:
Operating return on average equity, or ROAE*	8.5%	9.5%	9.5%	10.2%	8.7%
Adjusted operating income*	$185.3	$190.2	$167.9	$141.6	$114.8
Average adjusted book value*	2,185.7	2,002.4	1,772.0	1,391.0	1,320.9

*	Represents a non-GAAP measure. For a definition of these measures, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.”
(1)	Basic and diluted net income and adjusted operating income per common share include all participating securities, such as warrants and unvested restricted shares, based on the application of the two-class method. Diluted net income and adjusted operating income per common share also include the dilutive impact of non-participating securities, to the extent dilutive, such as stock options and shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method.
(2)	Outstanding common shares and shares subject to outstanding warrants totaled 138.064 as of December 31, 2012, 137.613 as of December 31, 2011, 137.192 as of December 31, 2010, 111.705 as of December 31, 2009 and 111.622 as of December 31, 2008. The warrants, which expire in August 2014, have an exercise price of $11.49.
(3)	Outstanding common shares totaled 119.088 as of December 31, 2012, 118.637 as of December 31, 2011, 118.216 as of December 31, 2010, 92.729 as of December 31, 2009 and 92.646 as of December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements” and Item 1A — “Risk Factors.” You should read the following discussion in conjunction with the consolidated financial statements in Item 8 – “Financial Statements and Supplementary Data” and the discussion under Item 6 — “Selected Financial Data” included in this Form 10-K, as well as our current reports on Form 8-K and other publicly available information.

Management considers certain non-GAAP financial measures, including adjusted operating income; adjusted operating income per common share; pre-tax adjusted operating income; adjusted book value; adjusted book value, as converted; adjusted book value per common share; adjusted book value per common share, as converted; average adjusted book value; and operating return on average equity (ROAE) to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition of these non-GAAP measures, see “— Use of non-GAAP Financial Measures.”

Historical financial information has been restated to reflect the retrospective adoption of a new accounting standard for deferred acquisition costs on January 1, 2012. See Note 2 to the accompanying consolidated financial statements for discussion of adoption of new accounting pronouncements.

All amounts, except share and per share data, are in millions unless otherwise stated.

Overview

We are a financial services company in the life insurance industry providing employee benefits, annuities and life insurance through a national network of benefits consultants, financial institutions and independent agents and advisers. Our operations date back to 1957, and many of our distribution relationships have been in place for decades.

Our Operations

We manage our business through three divisions composed of four business segments. See Note 19 to the consolidated financial statements for financial results of our segments.

Benefits Division

•	Benefits. We offer medical stop-loss, limited benefit medical and group life and disability insurance products and services to employers, unions, and public agencies.

Retirement Division

•	Deferred Annuities. We offer fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•

Income Annuities. We offer SPIAs to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement. In addition, through 2012, we offered structured settlement annuities to fund third party personal injury settlements. In the fourth quarter of 2012, we discontinued future sales of structured settlement annuities. We continue to service our block of structured settlement policies and offer funding services options to existing structured settlement clients.

Individual Life Division

•	Individual Life. We offer an array of insurance products such as term and universal life insurance, including BOLI. In 2012, we began to offer COLI, although no policies were sold.

In addition, we also have our Other segment which includes our operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside our divisions, such as our broker-dealer entity, as well as investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to our limited partnership interests and inter-segment elimination entries.

Current Outlook, Economic Factors and Trends

The level and movement of interest rates are among the most important economic factors that we must consider in the management of the Company and establishment of future strategic direction. We continue to be impacted by the low interest rate environment in the U.S. Interest rates have been held to historically low levels by the Federal Reserve in an effort to drive a stronger economic recovery. In December 2012, the Federal Reserve announced plans to purchase longer-term U.S. Treasury securities outright, at a pace of $45 billion per month. Furthermore, they reaffirmed plans to continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. This announcement followed the conclusion of “Operation Twist”, which involved buying longer-term U.S. Treasury securities and simultaneously selling shorter-dated issues in order to bring down interest rates. These programs place downward pressure on interest rates, and the Federal Reserve intends to keep rates low until certain economic indicators are met, including a reduction in the unemployment rate. Although we have seen slight increases in interest rates in early 2013, as the ten-year Treasury rate reached 2.0%, we expect interest rates to remain low throughout 2013 and into 2014.

The low interest rate environment compresses margins on our annuity and life insurance businesses and slows our pace of growth. Our fixed annuity, SPIA, universal life and BOLI products expose us to the risk that declines in interest rates will reduce our interest spread, or the difference between the investment yield we earn and the interest rate we credit to policyholders on our products. Low interest rates have also had, and will continue to have, a negative impact on sales of these products, and may cause us to suspend sales of certain products. We experienced a nearly 40% decrease in sales in our Deferred Annuities segment in 2012 compared to 2011, which we believe was primarily driven by the low interest rate environment.

To manage our investment yield in this environment, we plan to continue investing in commercial mortgage loans we underwrite, as well as increase our investments in foreign securities. During 2012, we originated $825.7 in commercial mortgage loans and we expect to continue at least this pace of originations during 2013. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity. We also expect to modestly increase our investments in foreign securities, as we believe this asset class has quality investment opportunities that offer attractive yields. We purchased $156.1 of foreign fixed maturity securities in the fourth quarter of 2012

Our investment yield is impacted by investment prepayments and by normal reinvestment of cash flows from our investment portfolio. We believe the low interest rate environment makes it relatively attractive for bond issuers to prepay their bonds and refinance at lower market rates. We may receive fees related to these prepayments, which are recorded in net investment income. Such fees help maintain current period yields; however, reinvestment of the proceeds and other cash flows generated by our portfolios at current market rates will result in lower investment income in the future. We estimate that we will reinvest approximately $750.0 – $800.0 of cash flows from our current portfolio in 2013. In addition, we have been selling lower yielding, higher premium agency RMBS where the prepayment characteristics of the securities have deteriorated. During 2012, we sold $382.7 of these assets. In doing so, we were able to produce realized gains while reducing our future reinvestment risk. We will remain proactive in managing our prepayment and reinvestment risk in 2013.

In addition to investment strategies, we attempt to mitigate the negative impact of the low interest rate environment through disciplined pricing on new business and managing renewal crediting rates on existing business. For many of our products, we are able to decrease interest crediting rates. However, in a prolonged low interest rate environment, the following factors may cause our interest spread to decrease:

•

Our ability to lower interest crediting rates could be limited by competition, regulatory approval, or contractual guarantees of minimum rates, and may not match the timing or magnitude of changes in asset yields.

•	We have certain older in-force business that offers higher guaranteed interest rates, and we anticipate policyholder lapses on these contracts may be lower than expected.

•	We are unable to reduce the benefit payments on our immediate annuities.

To manage our way through this uncertain environment and grow profitably, we will continue to focus on the strategies outlined in Item 1 — “Business — Our Business.” Our 2013 focus is on profitable growth of our core businesses and executing on our strategic initiatives. We believe we have adequate levels of capital to support our priorities – organic growth, transactional growth and capital actions. Opportunities for organic growth of our business and for strategic transactions have arisen as major players in the life insurance industry have exited or announced plans to exit the life and annuities marketplace. To provide us with greater flexibility to execute on our capital management plans, our board of directors recently authorized the repurchase of up to 10.0 shares of our outstanding common stock.

The success of our business and the successful execution of our strategies may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements. The accounting policies discussed in this section are those that we consider to be particularly critical to understanding our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results and requires management to make subjective and complex judgments. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecast, and our best estimates may require adjustment.

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

The availability of market observable information is the principal factor in determining the level that our investments are assigned in the fair value hierarchy. The following table summarizes our assets carried at fair value and the respective fair value hierarchy, based on input levels:

	As of December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Level 3%
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$311.5	$—	$311.5	$—	—%
State and political subdivisions	776.5	—	776.5	—	—
Corporate securities	17,201.6	—	17,162.7	38.9	0.2
Residential mortgage-backed securities	3,007.8	—	3,007.8	—	—
Commercial mortgage-backed securities	1,707.7	—	1,688.9	18.8	0.1
Other debt obligations	513.9	—	440.9	73.0	0.3

Total fixed maturities, available-for-sale	23,519.0	—	23,388.3	130.7	0.6
Marketable equity securities, available-for-sale	49.6	0.5	44.1	5.0	—
Marketable equity securities, trading	552.7	552.5	—	0.2	—
Investments in limited partnerships, private equity funds	28.6	—	—	28.6	0.1
Other invested assets	24.6	3.8	13.0	7.8	—

Total investments carried at fair value	24,174.5	556.8	23,445.4	172.3	0.7
Separate account assets	807.7	807.7	—	—	—

Total	$24,982.2	$1,364.5	$23,445.4	$172.3	0.7%

Valuation of Fixed Maturities

Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stock. We classify all fixed maturities as available-for-sale and carry them at fair value. Net unrealized gains and losses related to these securities are calculated as the difference between the fair value and amortized cost. We report these unrealized gains and losses in AOCI in stockholders’ equity. Realized investment gains and losses are reported in the consolidated statements of income.

We determine the fair value of fixed maturities primarily by obtaining prices from third-party independent pricing services, which as of December 31, 2012 and 2011, priced 96.2% and 95.9%, respectively, of our fixed maturities. The pricing services we use have policies and processes to ensure that they are using objectively verifiable, observable market data, including documentation by major security type on the observable market inputs used to determine the prices. Securities are priced using evaluated pricing models that vary by asset class.

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

We analyze the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. As appropriate, we engage our pricing services in discussion regarding the valuation of a security; however, it has not been our practice to adjust their prices. We also perform procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing periodic due diligence procedures, including quarterly deep-dive analyses, monthly price fluctuation analyses, and corroboration of prices by obtaining secondary pricing quotes for selected securities. Based upon our procedures, we believe that the values provided by our pricing services are appropriate measurements of fair value and determined in accordance with U.S. GAAP.

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

As of December 31, 2012 and 2011, $819.6, or 3.5%, and $936.4, or 4.1%, respectively, of our fixed maturities portfolio was invested in private placement securities. The fair values of these assets are determined internally, typically using a matrix pricing approach. The significant inputs are observable, including the base credit spread, treasury yield and expected future cash flows of the security. The measurement also uses an illiquidity spread, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread is an unobservable input, but it does not significantly impact the resulting valuation. As a result, we classify these measurements as Level 2. In limited situations, private placement securities are valued through the use of a single broker quote and, in such situations, we consider the fair value a Level 3 measurement.

Fixed maturities categorized as Level 3 investments were $130.7 and $187.2 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, we had net unrealized gains of $18.0 and $15.8, respectively, on our Level 3 fixed maturities. For the year ended December 31, 2012 and 2011, we reported net realized losses of $1.6 and $4.5, respectively, on our Level 3 fixed maturities.

Our investment management objective is to support the expected cash flows of our liabilities and to produce stable returns over the long term. To meet this objective, we typically hold our fixed maturities until maturity or until market conditions are favorable for the sale of such investments. Accordingly, the amount we may realize upon settlement or maturity of our fixed maturities in the future may differ from the estimated fair value of the security at the reporting date.

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

Making the determinations as to whether these conditions exist requires judgment. As part of this process, we analyze investments in an unrealized loss position to determine whether the decline in value is other-than-temporary. The impairment review involves the investment management team, including internal management and our third-party asset portfolio managers. To make this determination, we consider both quantitative and qualitative criteria including:

•	the extent and duration of the decline in fair value below cost or amortized cost;

•

the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations, earnings potential or compliance with terms and covenants of the security;

•	changes in the financial condition of the security’s underlying collateral;

•	any downgrades of the security by a rating agency;

•	any reduction or elimination of dividends or non-payment of scheduled interest;

•	any other indications that a credit loss has occurred; and

•

for fixed maturities, our intent to sell or whether it is more likely than not we will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments, prepayment or call notifications and our liquidity needs.

For securities we intend to sell or for which it is more likely than not that we will be required to sell before recovery, the impairment charge is equal to the difference between the fair value and the amortized cost basis of the security. This amount is recorded as a realized loss in our consolidated statements of income. In determining our intent to sell a security or whether it is more likely than not that we will be required to sell a security, we evaluate facts and circumstances such as decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

If we do not intend to sell a security, but believe we will not recover all the security’s contractual cash flows, the amortized cost is written down to our estimated recovery value. This amount is determined to be a credit loss and is recorded as a realized loss in our consolidated statements of income. The remainder of the decline in fair value is recorded as OTTI on fixed maturities not related to credit losses in other comprehensive income (OCI), as this is determined to be a noncredit or recoverable loss.

We determine the estimated recovery values by using discounted cash flow models that consider estimated cash flows under current and expected future economic conditions with various assumptions regarding the timing and amount of principal and interest payments. The recovery value is based on our best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. Our best estimate of future cash flows is based on assumptions, including various performance indicators, such as historical default and recovery rates, credit ratings, current delinquency rates and the structure of the issuer/security. These assumptions require the use of significant judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries. In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral. Future impairments may develop if actual results underperform current cash flow modeling assumptions, which may be the result of macroeconomic factors, changes in assumptions used, specific deterioration in certain industry sectors or company failures.

As of December 31, 2012 and 2011, the fair value of our available-for-sale fixed maturity securities that were below cost or amortized cost by 20% or more was $69.6 and $260.0, respectively. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movements in credit spreads. Net income for the year ended December 31, 2012 would be reduced by approximately $27.0 on a pre-tax basis if all the securities in an unrealized loss position of more than 20% were deemed to be other than temporarily impaired, and all of the unrealized loss was credit related.

For further discussion of our evaluation of investments for OTTI, see Note 4 to the consolidated financial statements.

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We defer as assets certain policy acquisition costs, including commissions, distribution costs and other underwriting costs related to the production of new and renewal business. When our DAC asset is amortized, it reduces income. We also defer as assets certain sales inducements, including inducement interest, which are included within other assets on our consolidated balance sheets. When our DSI asset is amortized it increases interest credited and reduces income.

On January 1, 2012, we retrospectively adopted a new accounting standard related to the deferral of policy acquisition costs. While we have restated DAC amortization to reflect the retrospective reduction in costs deferred, our policies and methodology have not changed. For more information on the impact of adoption, see Note 2 to the consolidated financial statements. This new accounting standard did not impact the accounting for deferred sales inducements.

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

The identification of internal costs directly related to the successful acquisition or renewal of a contract involved significant judgment and estimates. All other acquisition-related costs, including costs incurred for soliciting potential customers, managing distribution and underwriting functions, training, administration, unsuccessful acquisition or renewal efforts, market research and product development are not deferrable and are expensed in the period incurred. Additionally, upon adoption, policy acquisition costs in our Benefits segment are no longer being deferred, as the application of the new standard to the short-duration contracts in this segment resulted in an immaterial net impact of deferral of acquisition costs on the consolidated financial statements.

The following table summarizes our DAC asset balances by segment:

	As of December 31,
	2012	2011
		(As adjusted)
Deferred Annuities	$256.7	$265.5
Income Annuities	45.0	37.9
Individual Life	66.2	65.0

Total unamortized balance at end of period	367.9	368.4
Accumulated effect of net unrealized gains	(212.1)	(182.4)

Balance at end of period	$155.8	$186.0

The following table summarizes our DSI asset balances by segment:

	As of December 31,
	2012	2011
Deferred Annuities	$152.5	$141.0
Individual Life	0.9	1.0

Total unamortized balance at end of period	153.4	142.0
Accumulated effect of net unrealized gains	(128.6)	(87.8)

Balance at end of period	$24.8	$54.2

Amortization of DAC and DSI

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

•

Income Annuities. The DAC amortization period for SPIAs, including structured settlement annuities, is the benefit payment period. The benefit payment periods vary by policy; however, approximately 80% of the benefits will be paid over the next 45 years and nearly all benefits are paid within 80 years of contract issue.

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

For future assumptions, we complete a study and refine our estimates of future gross profits annually during the third quarter. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC and DSI asset amortization models. This is often referred to as “unlocking” the amortization models. For the year ended December 31, 2012, we recorded net pre-tax adjustments totaling $(2.6) and $(1.0) related to DAC and DSI unlocking, respectively. We also revise future assumptions as needed throughout the year if a significant transaction or trend is identified that would warrant a change in those assumptions.

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

We regularly conduct DAC and DSI recoverability analyses, where we compare the current asset balances with the estimated present value of future profitability of the underlying business. The DAC and DSI asset balances are considered recoverable if the present value of future profits is greater than the current asset balances.

In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC and DSI asset balances, which currently relate to our deferred annuity, universal life, and BOLI products, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances as of December 31, 2012:

•	if we increased our future lapse and withdrawal rate assumptions by a factor of 10%, the DAC asset balance would decrease approximately $6.0;

•	if we increased our future expense assumptions by a factor of 10%, the DAC asset balance would decrease approximately $0.5.

•	if we decreased our future investment yield assumptions by a factor of 100bps, the DAC asset balance would decrease approximately $2.1.

In addition, depending on the amount and the type of new business written in the future, we may determine that other assumptions may produce significant variations in our financial results.

Adjustment for Unrealized Gains or Losses on Investments

We adjust the unamortized DAC and DSI balances for the accumulated effect of net unrealized gains or losses on investments, which is recorded net of taxes in AOCI. This adjustment reflects the impact on estimated future gross profits as if the unrealized investment gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the low interest rate environment, and the corresponding adjustment decreases our DAC and DSI balances and AOCI. In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC and DSI adjustments would increase our DAC and DSI balances and increase AOCI. However, this adjustment is limited to cumulative capitalized acquisition costs plus interest, which would be $175.0, net of taxes of $94.2, in our Deferred Annuities segment and $13.2, net of taxes of $7.1, in our Individual Life segment as of December 31, 2012. For DSI, this adjustment is limited to cumulative capitalized interest costs plus interest, which would be $83.3, net of taxes of $44.8.

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

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group medical stop-loss coverages and are established on the basis of reported losses. We also provide for claims incurred but not reported (IBNR) based on expected loss ratios, claims paying completion patterns and historical experience. We continually review estimates for reported but unpaid claims and IBNR. Any necessary adjustments are recorded in the consolidated statements of income in the period in which the variance occurs. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR amount increases. While we make a best estimate at each reporting period, we may still experience volatility due to uncertainty inherent in the underlying estimates. For example, in 2012, our incurred claims related to previous years developed favorably by $9.5, or 5.9% of net reserves at December 31, 2011.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 to the accompanying consolidated financial statements.

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

Revenues

Premiums

Premiums consist primarily of premiums from our group insurance products, primarily medical stop-loss and limited benefit medical, individual term and whole life insurance products.

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

Benefits and Expenses

Policyholder benefits and claims

Policyholder benefits and claims consist of benefits paid and reserve activity on group insurance, individual life and BOLI products.

Interest credited

Interest credited represents interest credited to policyholder reserves and contract holder general account balances, the impact of mortality and funding services activity within our Income Annuities segment, and the impact of deferred sales inducements.

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

Adjusted operating income consists of net income, less after-tax net realized investment gains (losses), plus after-tax net investment gains (losses) on FIA. Net income is the most directly comparable GAAP measure to adjusted operating income. Net income for any period presents the results of our insurance operations, as well as our net realized investment gains (losses). We consider investment income generated by our invested assets to be part of the results of our insurance operations because they are acquired and generally held to maturity to generate income that we use to meet our obligations. Conversely, we do not consider the activities reported through net realized investment gains (losses), with the exception of our FIA gains (losses), to be reflective of the performance of our insurance operations, as discussed below.

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

In presenting adjusted operating income, we are excluding after-tax net realized investment gains (losses). The timing and amount of these gains and losses are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business. However, we do consider realized investment gains (losses) on FIA as part of adjusted operating income. Our FIA products credit interest to policyholder accounts based on equity market performance. Net realized gains (losses) on FIA includes changes in fair value of our FIA options and the related FIA embedded derivative, which represents our current period obligation to policyholders related to equity market performance. Each year, we use the realized gains from our FIA options similar to the way we use investment income to meet our obligations associated with our FIA product.

Pre-tax adjusted operating income is adjusted operating income on a pre-tax basis. It also represents the cumulative total of segment pre-tax adjusted operating income, which at the segment level is a GAAP measure. Income from operations before income taxes is the most directly comparable GAAP measure to pre-tax adjusted operating income. In presenting pre-tax adjusted operating income, we are excluding pre-tax net realized investment gains (losses), except pre-tax net realized investment gains (losses) on FIA.

In addition to using adjusted operating income to evaluate our insurance operations, our management and board of directors have other uses for this measure, including assessing achievement of our financial plan and managing the crediting rates on our insurance liabilities.

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

In addition to using adjusted book value per common share, as converted to evaluate our financial condition on a per common share basis, our management and board of directors use this as one of the key measures to assess our financial performance and to compare the value and the change in value over time of our common shares to that of our peer companies.

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

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
		(As adjusted)	(As adjusted)
Revenues:
Premiums	$605.0	$540.5	$473.0	11.9%	14.3%
Net investment income	1,275.2	1,270.9	1,199.4	0.3	6.0
Policy fees, contract charges, and other	189.9	180.7	166.3	5.1	8.7
Net realized investment gains (losses):
Net impairment losses recognized in earnings	(29.0)	(14.1)	(20.9)	*	32.5
Other net realized investment gains (losses)	60.1	21.3	61.0	*	(65.1)

Net realized investment gains (losses)	31.1	7.2	40.1	*	(82.0)

Total revenues	2,101.2	1,999.3	1,878.8	5.1	6.4
Benefits and expenses:
Policyholder benefits and claims	439.0	381.4	335.1	15.1	13.8
Interest credited	932.8	925.9	899.5	0.7	2.9
Other underwriting and operating expenses	360.5	317.9	279.9	13.4	13.6
Interest expense	32.8	32.1	31.9	2.2	0.6
Amortization of deferred policy acquisition costs	66.0	68.8	54.1	(4.1)	27.2

Total benefits and expenses	1,831.1	1,726.1	1,600.5	6.1	7.8

Income from operations before income taxes	270.1	273.2	278.3	(1.1)	(1.8)
Total provision for income taxes	64.7	77.4	84.5	(16.4)	(8.4)

Net income	$205.4	$195.8	$193.8	4.9%	1.0%

Net income per common share (1):
Basic	$1.49	$1.42	$1.43	4.9%	(0.7)%
Diluted	$1.49	$1.42	$1.43	4.9	(0.7)
Weighted-average common shares outstanding:
Basic	138.018	137.491	135.609	0.4	1.4
Diluted	138.024	137.503	135.618	0.4	1.4

Non-GAAP Financial Measures:
Adjusted operating income	$185.3	$190.2	$167.9	(2.6)%	13.3%

Adjusted operating income per common share (1):
Basic	$1.34	$1.38	$1.24	(2.9)%	11.3%
Diluted	$1.34	$1.38	$1.24	(2.9)	11.3
Reconciliation to net income:
Net income	$205.4	$195.8	$193.8	4.9	1.0
Less: Net realized investment gains (losses) (net of taxes of $10.9,
$2.5 and $14.0)	20.2	4.7	26.1	*	(82.0)
Add: Net realized gains (losses) – FIA (net of taxes of $0.0, $(0.5) and $0.1)	0.1	(0.9)	0.2	*	*

Adjusted operating income	$185.3	$190.2	$167.9	(2.6)%	13.3%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Basic net income and adjusted operating income per common share include all participating securities using the two-class method. Diluted net income and adjusted operating income per common share include the dilutive impact of non-participating securities, based on the application of the treasury stock method. Shares included in these calculations are weighted for the portion of the period they were outstanding. Antidilutive awards were excluded from the computation of diluted earnings per share.

The following table sets forth pre-tax adjusted operating income, by segment:

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
		(As adjusted)	(As adjusted)
Segment pre-tax adjusted operating income (loss):
Benefits	$70.5	$79.1	$71.2	(10.9)%	11.1%
Deferred Annuities	102.7	95.8	72.3	7.2	32.5
Income Annuities	45.0	35.1	33.2	28.2	5.7
Individual Life	47.0	65.3	73.2	(28.0)	(10.8)
Other	(26.1)	(10.7)	(11.4)	*	6.1

Pre-tax adjusted operating income (1)	$239.1	$264.6	$238.5	(9.6)	10.9

Add: Net realized investment gains (losses), excluding FIA	31.0	8.6	39.8	*	(78.4)

Income from operations before income taxes	$270.1	$273.2	$278.3	(1.1)%	(1.8)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Represents a non-GAAP measure. For a definition of this measure, see — “Use of non-GAAP Financial Measures.”

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary of Results

Net income increased $9.6 as a result of higher net realized investment gains on our investment portfolio compared to 2011, partially offset by a decline in pre-tax adjusted operating income. In addition, the provision for income taxes decreased $12.7 on lower pre-tax earnings and a lower effective tax rate, which was 24.0% for the year ended December 31, 2012 compared to 28.3% for the same period in 2011. The effective tax rate decreased due to an increase in tax credit investments and the related benefits.

Net realized investment gains increased $23.9, driven by mark-to-market net gains on our equity securities. Net equity gains were $36.7 for the year ended December 31, 2012 compared to losses of $9.1 for the same period in 2011. This was partially offset by a $14.9 increase in impairments, which were $29.0 for the year ended December 31, 2012, compared to $14.1 for the same period in 2011. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of pre-tax adjusted operating income drivers:

Pre-tax adjusted operating income declined $25.5 from 2011. We experienced lower earnings in two of our four business segments and higher losses in our Other segment. Our earnings results reflect a $42.6 increase in other underwriting and operating expenses over 2011 expense levels. This is primarily due to higher employee-related and professional services expenses related to our Grow & Diversify initiatives.

Included in our 2012 segment results is $24.8 of net investment income, received mainly in the fourth quarter of 2012, related to investment prepayments (primarily bond make-whole premiums from investments in our Deferred Annuities segments, and our prepayment speed adjustment). This compares to $23.0 of prepayment-related income received in 2011. This income was partially offset by related DAC and DSI amortization expenses.

Our Benefits segment’s profitability decreased $8.6 for the year ended December 31, 2012, compared to the same period in 2011. This was driven by operating expenses related to our group life and disability income business, a Grow & Diversify initiative. Also contributing to the decline was a higher loss ratio on a larger block of medical stop-loss business.

Our Deferred Annuities segment’s profitability increased $6.9 as the investment margin (net investment income less interest credited) increased $11.4, driven by a $0.8 billion increase in average fixed account value. The higher investment margin was partially offset by higher expenses primarily related to our True VA product.

Our Income Annuities segment’s profitability increased $9.9 on mortality gains of $12.9 in 2012, compared to $0.3 for 2011, which was partially offset by the impact of decreased funding services activity.

Our Individual Life segment’s profitability decreased $18.3, driven by higher individual claims, a lower BOLI ROA, and increased employee-related expenses, primarily related to the implementation of our Grow & Diversify initiatives.

Our Other segment’s losses increased $15.4 primarily due to lower net investment income related to our tax credit investments and higher operating expenses. Tax credit investments reduce investment income, but provide tax benefits that help decrease our effective tax rate.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Net income increased $2.0 as a result of higher pre-tax adjusted operating income, offset by lower net realized investment gains. In addition, the provision for income taxes decreased $7.1 primarily due to lower pre-tax income and an increase in tax credits, which drove a lower effective tax rate, 28.3% for the year ended December 31, 2011 compared to 30.4% for 2010.

Net realized investment gains decreased $32.9. This was driven by net equity losses related to fair value declines, partially offset by lower impairments of $6.8. Net equity losses were $9.1 in 2011, compared to net gains of $32.6 for the same period in 2010. For further discussion of our investment results and portfolio, including a discussion of our impairment losses, refer to “— Investments” below.

Further discussion of pre-tax adjusted operating income drivers:

Pre-tax adjusted operating income increased on higher profitability in three of our four business segments. Included in our 2011 segment results is $23.0 of net investment income, received mainly in the fourth quarter of 2011, related to investment prepayments (primarily bond make-whole premiums from investments in our Deferred Annuities and Life segments, and our prepayment speed adjustment), offset by related DAC and DSI amortization expenses. This compares to $14.5 of prepayment related income in 2010. In addition, other underwriting and operating expenses increased $38.0 over prior year levels, primarily due to higher employee-related expenses and professional services expenses, including costs related to our Grow & Diversify initiatives, as well as operational expenses related to the acquisition of a block of business in July 2011.

Our Benefits segment’s profitability increased $7.9 due to an improved stop-loss loss ratio on a larger block of medical stop-loss business. On July 1, 2011, we assumed medical stop-loss policies and acquired the renewal rights for a block of stop-loss business. The transaction accounts for the majority of the increase in premiums and policyholder benefits and claims. For the full year 2011, the loss ratio decreased to 63.1%, from 64.9%, in 2010.

Our Deferred Annuities segment’s profitability increased $23.5 as our account values grew to $10.6 billion, resulting in a $35.8 increase in the investment margin (net investment income less interest credited). Also contributing to the increase was $9.2 of investment prepayment related income, net of DAC and DSI amortization expenses. The increase in fixed account values also drove an offsetting $10.9 increase in DAC amortization.

Our Income Annuities segment’s profitability increased $1.9 on mortality gains and funding services activity that more than offset the impact of lower reserves and lower prepayment speed adjustment income on mortgage-backed securities (MBS).

Our Individual Life segment’s profitability decreased $7.9 primarily due to the favorable impact of a $7.4 reserve release in the first quarter of 2010 and a $3.6 increase in individual claims. These items were partially offset by increased income on higher BOLI account values and $5.0 of investment prepayment related income.

Division Operating Results

The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the years ended December 31, 2012, 2011 and 2010 are set forth in the following respective sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
		(As adjusted)	(As adjusted)
Operating revenues:
Premiums	$568.8	$501.1	$433.2	13.5%	15.7%
Net investment income	21.7	18.1	18.7	19.9	(3.2)
Policy fees, contract charges, and other	11.1	14.1	11.7	(21.3)	20.5

Total operating revenues	601.6	533.3	463.6	12.8	15.0
Benefits and expenses:
Policyholder benefits and claims	370.3	316.1	281.3	17.1	12.4
Other underwriting and operating expenses	160.8	138.1	111.1	16.4	24.3

Total benefits and expenses	531.1	454.2	392.4	16.9	15.7

Segment pre-tax adjusted operating income	$70.5	$79.1	$71.2	(10.9)%	11.1%

The following table sets forth selected historical operating metrics relating to our Benefits segment for the years ended:

	December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Loss ratio (1)	65.1%	63.1%	64.9%
Expense ratio (2)	27.9	26.5	24.8

Combined ratio (3)	93.0	89.6	89.7

Medical stop-loss – loss ratio (4)	65.1	64.7	66.6
Total sales (5)	$159.3	$118.7	$95.5

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and incurred claims divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $8.6, primarily the result of increased operating expenses related to the expansion of our group life and disability operations. Also contributing to the decline was a higher loss ratio on a larger block of medical stop-loss business. The loss ratio, which was in line with our long-term target range, increased to 65.1% for the year ended December 31, 2012, compared to 63.1% for the same period in 2011. Growth in our block of medical stop-loss business was a result of strong sales and premium related to the block of business acquired in July 2011.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $67.7 driven by organic growth from strong 2012 sales, as well as the medical stop-loss block of business acquired in July 2011.

Benefits and Expenses

Policyholder benefits and claims increased $54.2 driven by growth in our medical stop-loss business, including the block of business acquired in July 2011. Also contributing to the increase was higher limited benefit medical claims for 2012, compared to 2011.

The $22.7 increase in other underwriting and operating expenses was driven by expenses related to the expansion of our group life and disability operations as part of our Grow & Diversify strategy, and higher commissions and incentive compensation due to growth in our business.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $7.9, primarily the result of an improved loss ratio and the block of business acquired in July 2011. For the year ended December 31, 2011, the loss ratio improved to 63.1%, compared to 64.9% for the same period in 2010, which was driven by a focus on pricing discipline during our 2010 and 2011 policy year renewals.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums increased $67.9 driven by the block of business acquired in July 2011 and a $9.2 increase in limited benefit medical premiums, a result of higher sales.

Benefits and Expenses

Policyholder benefits and claims increased $34.8 primarily driven by the block of business acquired in July 2011. Overall, the loss ratio decreased from 2010, which reflects a lower frequency and severity of claims as well as our pricing discipline during our 2010 and 2011 policy year renewals.

The increase in other underwriting and operating expenses of $27.0 was primarily related to the block of business acquired in July 2011. Also contributing to the increase were higher employee related costs, increased commissions and $3.0 of expenses related to the expansion of our group life and disability operations as part of the Grow & Diversify strategy.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
		(As adjusted)	(As adjusted)
Operating revenues:
Net investment income	$547.2	$527.6	$462.9	3.7%	14.0%
Policy fees, contract charges, and other	20.7	20.3	19.3	2.0	5.2
Net realized gains (losses) – FIA	0.1	(1.4)	0.3	*	*

Total operating revenues	568.0	546.5	482.5	3.9	13.3
Benefits and expenses:
Policyholder benefits and claims	—	0.2	0.1	(100.0)	100.0
Interest credited	330.7	322.5	293.6	2.5	9.8
Other underwriting and operating expenses	80.3	68.7	68.1	16.9	0.9
Amortization of deferred policy acquisition costs	54.3	59.3	48.4	(8.4)	22.5

Total benefits and expenses	465.3	450.7	410.2	3.2	9.9

Segment pre-tax adjusted operating income	$102.7	$95.8	$72.3	7.2%	32.5%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the years ended:

	December 31,
	2012	2011	2010
Fixed account values—General account	$11,063.4	$10,613.1	9,243.7
Variable account values—Separate account	723.3	713.8	791.1
Interest spread (1)	1.94%	1.94%	1.87%
Base earned yield (2)	4.86%	5.04%	5.28%
Base credited yield (2)	3.03	3.22	3.48

Base interest spread (2)	1.83	1.82	1.80
Total sales (3)	$1,146.6	$1,815.3	$1,810.7

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
(2)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums net of related deferred sales inducement amortization, and the MBS prepayment speed adjustment.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $6.9, primarily driven by higher fixed account values and a stable interest spread, as well as lower DAC amortization. Our base earned yield continued to decline as a result of the low interest rate environment; however, base interest spreads were slightly higher year-over-year, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business. These results were partially offset by higher operating expenses related to our True VA product.

Deferred Annuities’ sales decreased 37% in 2012 compared to 2011. This was primarily the result of the low interest rate environment, which we believe has driven a decline in overall industry sales of deferred annuities and increased competition for customers.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income increased $19.6, driven by a $0.9 billion increase in average invested assets due to higher fixed annuities account values. This growth was partially offset by lower portfolio yields, which was the result of lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets. We received prepayment-related income of $11.9, net of related DAC and DSI amortization, compared to $9.2 in 2011.

Benefits and Expenses

Interest credited increased $8.2, primarily due to a $0.8 billion increase in average fixed annuities account values. Typically DAC amortization increases as account values increase; however, we experienced a $5.0 decrease in DAC amortization primarily as a result of lower lapses than assumed in our DAC models.

Other underwriting and operating expenses increased $11.6, primarily related to expenses associated with our True VA product.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income increased $23.5 primarily driven by higher fixed annuities account values, which increased $1.4 billion to $10.6 billion. Also contributing to the increase in income was $9.2 of investment prepayment related income, net of related DAC and DSI amortization expense, the majority of which was received in the fourth quarter of 2011. As a result of the low interest rate environment, fixed maturity yields decreased; however, base interest spreads were slightly higher year-over-year, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business.

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

Benefits and Expenses

Interest credited increased $28.9, primarily due to a $1.4 billion increase in fixed annuities account values. The higher account values also drove a $10.9 increase in DAC amortization. Additionally, DAC and DSI amortization related to investment prepayment income received in the fourth quarter of 2011 increased interest credited and DAC amortization.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating revenues:
Net investment income	$409.9	$413.1	$422.7	(0.8)%	(2.3)%
Policy fees, contract charges, and other	6.8	1.8	0.8	*	*

Total operating revenues	416.7	414.9	423.5	0.4	(2.0)
Benefits and expenses:
Interest credited	346.0	353.0	366.3	(2.0)	(3.6)
Other underwriting and operating expenses	22.6	24.3	22.0	(7.0)	10.5
Amortization of deferred policy acquisition costs	3.1	2.5	2.0	24.0	25.0

Total benefits and expenses	371.7	379.8	390.3	(2.1)	(2.7)

Segment pre-tax adjusted operating income	$45.0	$35.1	$33.2	28.2%	5.7%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the years ended:

	December 31,
	2012	2011	2010
Reserves (1)	$6,566.5	$6,608.3	$6,676.8
Interest spread (2)	0.58%	0.53%	0.57%
Base earned yield	6.08	6.11	6.12
Base credited yield	5.57	5.61	5.63

Base interest spread (3)	0.51	0.50	0.49
MBS prepayment speed adjustment (4)	$0.6	$1.2	$3.0
Mortality gains (losses) (5)	12.9	0.3	(2.6)
Total sales (6)	258.2	221.9	260.0

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums and the MBS prepayment speed adjustment.
(4)	MBS prepayment speed adjustment is the impact to net investment income due to the change in prepayment speeds on the underlying collateral of mortgage-backed securities.
(5)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(6)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary of Results

Segment pre-tax adjusted operating income increased $9.9 primarily due favorable mortality experience. Mortality gains increased to $12.9 for 2012, compared to gains of $0.3 for 2011. In addition, fee revenue earned on sales of third-party structured settlements increased $4.3 compared to 2011, due to significantly higher sales. These increases were partially offset by decreased funding services activity and lower reserves.

In addition to the drivers discussed above, we consider the following information regarding benefits and expenses useful in understanding our results.

Operating Revenues

Net investment income decreased $3.2 due to lower average invested assets and lower yields. Policy fees, contract charges, and other increased $5.0 primarily from fee revenue earned on increased sales of third-party structured settlements. The sales agreement with the third party was terminated in early 2013.

Benefits and Expenses

Interest credited decreased $7.0 driven by favorable mortality experience and decreased crediting rates on slightly lower reserves, offset by decreased funding services activity due to a decline in case volume. Mortality experience is volatile and can fluctuate significantly from quarter to quarter.

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

Individual Life

The following table sets forth the results of operations relating to our Individual Life segment:

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
		(As adjusted)	(As adjusted)
Operating revenues:
Premiums	$36.2	$39.4	$39.8	(8.1)%	(1.0)%
Net investment income	284.4	288.5	271.3	(1.4)	6.3
Policy fees, contract charges, and other	129.6	124.1	118.3	4.4	4.9

Total operating revenues	450.2	452.0	429.4	(0.4)	5.3
Benefits and expenses:
Policyholder benefits and claims	68.7	65.1	53.7	5.5	21.2
Interest credited	258.2	253.0	242.7	2.1	4.2
Other underwriting and operating expenses	67.7	61.6	56.1	9.9	9.8
Amortization of deferred policy acquisition costs	8.6	7.0	3.7	22.9	89.2

Total benefits and expenses	403.2	386.7	356.2	4.3	8.6

Segment pre-tax adjusted operating income	$47.0	$65.3	$73.2	(28.0)%	(10.8)%

The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the years ended:

	December 31,
	2012	2011	2010
Individual insurance:
Individual claims (1)	$61.0	$54.3	$50.7
UL account value (2)	716.0	678.9	607.0
UL interest spread (3)	1.60%	1.33%	2.84%
UL base interest spread (4)	1.62	1.67	1.70
Individual sales (5)	$9.1	$11.7	$10.2
BOLI:
BOLI account value (2)	$4,659.8	$4,491.5	$4,365.4
BOLI ROA (6)	0.95%	1.02%	1.03%
BOLI base ROA (7)	0.88%	0.98%	0.97%
BOLI sales (8)	$2.0	$—	$46.1

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(2)	UL account value and BOLI account value represent our liabilities to our policyholders. UL account values include SPL account values of $208.8, $161.6 and $78.5 as of December 31, 2012, 2011 and 2010.
(3)	UL interest spread excludes SPL and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.

(4)	UL base interest spread excludes SPL and is UL interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums net of related bonus interest amortization, the MBS prepayment speed adjustment and reserve adjustments.
(5)	Individual sales represents annualized first year premiums for recurring premium products, and 10% of new single premium deposits net of first year policy lapses and/or surrenders.
(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(7)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(8)	BOLI sales represent 10% of new BOLI total deposits.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary of Results

Segment pre-tax adjusted operating income decreased $18.3 primarily driven by higher individual claims experience, a lower BOLI ROA due to higher BOLI claims and lower investment yields, and higher expenses related to our Grow & Diversify initiatives.

In addition to the drivers discussed above, we consider the following information regarding operating revenues and benefits and expenses useful in understanding our results.

Operating Revenues

Premiums decreased $3.2 due to lapses on our older term business and decreased term sales.

Net investment income decreased $4.1 due primarily to lower yields on asset purchases over the past twelve months. This was partially offset by an increase in average invested assets, primarily related to higher BOLI and UL account values.

Policy fees, contract charges, and other increased $5.5 due to higher COI and administrative fees on larger blocks of business for our BOLI and UL products.

Benefits and Expenses

Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $8.8, which was primarily driven by higher individual claims as well as an increase in interest credited on higher BOLI account values, which offsets the increased BOLI COI revenue charges noted above. Individual life claims, which fluctuate from period to period, increased $6.7 million over 2011, though mortality was in line with expectations. These increases were partially offset by lower claims on our BOLI general account block of business and reserve modifications in 2011, which increased 2011 benefit-related expenses by $1.9.

Other underwriting and operating expenses increased $6.1 due to higher employee-related expenses, primarily associated with our Grow & Diversify initiatives.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Segment pre-tax adjusted operating income decreased $7.9 primarily due to a $7.4 reserve release in the first quarter of 2010 causing a reduction in benefits and expenses. In addition, year-over-year individual claims were higher and we recorded unfavorable reserve modifications in 2011. Also contributing to the decrease was an increase in other underwriting and operating expenses due primarily to expenses related to our Grow & Diversify initiative and employee-related expenses. These items were partially offset by increased income on higher BOLI account values and investment prepayment related income.

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

Benefits and Expenses

Benefits and expenses increased $30.5 partially due to a bonus reserve decrease in 2010, which reduced total benefits and expenses by $7.4, which included the impact on DAC amortization.

Excluding the effects of the bonus reserve decrease, interest credited and policyholder benefits and claims increased $15.7. This was primarily due to an increase in BOLI account value, which also contributed to an increase in DAC amortization. Reserve modifications reduced policyholder benefits and claims by $2.1 and increased interest credited $4.0, for a net impact of $1.9. In addition, other underwriting and operating expenses increased $5.5 due primarily to employee-related expenses.

Other

The following table sets forth the results of operations relating to our Other segment:

	For the Years Ended December 31,			Variance (%)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Operating revenues:
Net investment income	$12.0	$23.6	$23.8	(49.2)%	(0.8)%
Policy fees, contract charges, and other	21.7	20.4	16.2	6.4	25.9

Total operating revenues	33.7	44.0	40.0	(23.4)	10.0
Benefits and expenses:
Interest credited	(2.1)	(2.6)	(3.1)	19.2	16.1
Other underwriting and operating expenses	29.1	25.2	22.6	15.5	11.5
Interest expense	32.8	32.1	31.9	2.2	0.6

Total benefits and expenses	59.8	54.7	51.4	9.3	6.4

Segment pre-tax adjusted operating loss	$(26.1)	$(10.7)	$(11.4)	* %	6.1%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $26.1 for the year ended December 31, 2012 compared with losses of $10.7 for 2011. This decline in results was due to lower net investment income, mainly related to tax credit and private equity fund investments, and higher operating expenses primarily related to our exploration of acquisition opportunities that did not come to fruition.

Amortization of tax credit investments, which is recorded as a reduction to net investment income, increased $7.4 over 2011 due to higher levels of investments in these assets. Tax credit investments reduce investment income, but provide tax benefits that help decrease our effective tax rate. See “Investments – Investments in Limited Partnerships — Tax Credit Investments” for further information.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Summary of Results

Our Other segment’s pre-tax adjusted operating loss of $10.7 for the year ended December 31, 2011 improved $0.7 from a loss of $11.4 for 2011. Policy fees, contract charges, and other increased $4.2 due to higher broker-dealer concession revenue and advisory fees, which were partially offset by a $3.2 increase in related commissions.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of December 31, 2012 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our portfolio of our equity and equity-like investments, is marked-to-market and mainly supports investment strategies including asset and liability matching strategies for certain long-duration insurance products. These equity and equity-like investments include common stock, REITs, and convertible bonds. We believe that prudent levels of equity and equity-like investments offer enhanced long term, after-tax total returns.

The following table presents the composition of our investment portfolio:

	As of December 31, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,699.4	82.4%	$21,968.8	83.9%
Private	819.6	3.0	936.4	3.6
Marketable equity securities, available-for-sale (1)	49.6	0.2	50.3	0.2
Marketable equity securities, trading (2)	552.7	2.0	381.7	1.4
Mortgage loans, net	3,094.4	11.2	2,517.6	9.6
Policy loans	65.8	0.2	69.0	0.3
Investments in limited partnerships (3):
Private equity funds	28.6	0.1	27.8	0.1
Tax credit investments	210.7	0.8	199.1	0.8
Other invested assets	35.6	0.1	21.0	0.1

Total	$27,556.4	100.0%	$26,171.7	100.0%

(1)	Primarily includes nonredeemable preferred stock.
(2)	Includes investments in common stock, REITs, and mutual funds.
(3)	Investments in private equity funds are carried at fair value, and our tax credit investments are carried at amortized cost.

The increase in invested assets during the year ended December 31, 2012 is primarily due to a net increase in the fair value of our fixed maturities and portfolio growth generated by sales of fixed annuities. As of December 31, 2012, net unrealized gains on our fixed maturities increased to $2.4 billion, compared with $1.8 billion as of December 31, 2011. This was driven by a rise in market prices on previously purchased fixed maturities due to tighter credit spreads and the current lower yield environment. Our investments in commercial mortgage loans increased to $3.1 billion as of December 31, 2012, up from $2.5 billion as of December 31, 2011, as we sought investments providing relatively higher yields compared to new purchases of fixed maturities.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses) for each major investment category:

	For the Years Ended December 31,
	2012		2011		2010
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.31%	$1,122.5	5.51%	$1,151.9	5.72%	$1,119.9
Marketable equity securities, available-for-sale	6.54	3.4	6.45	3.4	6.44	3.4
Marketable equity securities, trading	2.96	13.1	2.57	7.7	1.84	3.0
Mortgage loans, net	6.12	172.0	6.40	133.3	6.44	89.1
Policy loans	5.68	3.9	4.86	3.4	5.93	4.3
Investments in limited partnerships:
Private equity and hedge funds	9.42	2.3	15.21	4.4	15.64	5.4
Tax credit investment (2)*	*	(21.5)	*	(14.1)	*	(9.7)
Other income producing assets (3)	2.51	7.5	1.95	6.3	1.22	4.9

Gross investment income before investment expenses	5.19	1,303.2	5.41	1,296.3	5.59	1,220.3
Investment expenses	(0.11)	(28.0)	(0.11)	(25.4)	(0.10)	(20.9)

Net investment income	5.08%	$1,275.2	5.30%	$1,270.9	5.49%	$1,199.4

*	Represents yield that is not meaningful.
(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $17.0, $6.2 and $4.6 for the years ended December 31, 2012, 2011 and 2010, respectively. For further discussion, see — “Investments in Limited Partnerships — Tax Credit Investments.”
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

For the year ended December 31, 2012, net investment income increased 0.3% compared to 2011, driven by an increase in invested assets on sales of our fixed annuities. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yield, which decreased to 5.08% in 2012 from 5.30% in 2011. This reduction reflects the prolonged low interest rate environment. Yields on fixed maturity purchases in the year ended December 31, 2012 were approximately 275bps lower than the average yield on existing fixed maturity investments. Yields on fixed maturity purchases in the year ended December 31, 2011 were approximately 198bps lower than the average yield on existing investments in 2011.

In an attempt to mitigate the effects of the low interest rate environment, we continued to increase our underwriting of commercial mortgage loans. We focus on originating loans at a consistent spread to comparable U.S. Treasuries. For the year ended December 31, 2012, we originated loans at a spread over U.S. Treasuries of approximately 345bps, compared with an approximate 325bps spread over U.S. Treasuries for 2011. While our spread has increased, U.S. Treasury rates have declined substantially to historically low levels. Lower rates, in combination with the origination of $1.8 billion in mortgage loans over the past two years, has led to a decline in our overall mortgage loan yields.

We also continue to experience prepayment activity and related prepayment income as a result of the low interest rate environment. Prepayment-related income includes make-whole premiums and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. This income generated approximately 10bps of yield in both 2012 and 2011. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our investment income and yields.

In June 2012, U.S. banking regulators announced that, beginning in 2013, trust preferred securities (TruPS) issued by banks would be phased out as allowable Tier 1 Capital. Many TruPS have features that allow the issuer to call the security at par upon a regulatory event such as this. For the year ended December 31, 2012, $92.7 of these callable securities, on an amortized cost basis, have been redeemed. We have remaining holdings of $151.8, and we may experience additional calls of these securities as the new rules take effect. Generally, we do not expect to receive prepayment related income on these redemptions.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

For the year ended December 31, 2011 net investment income increased 6.0% compared to 2010, driven by higher invested assets on strong sales of our fixed annuities in 2010 and 2011. The income increase driven by growth in invested assets was partially offset by a decrease in the total net investment yields, which decreased to 5.30% in 2011 from 5.49% in 2010 due to the prolonged low interest rate environment. Our yields would have been lower without the impact of prepayment-related income, which generated 10bps of yield in 2011 compared to 6bps in 2010.

Net Realized Investment Gains (Losses)

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Gross realized gains on sales of fixed maturities	$54.3	$38.9	$31.3

Gross realized losses on sales of fixed maturities	(27.0)	(8.1)	(10.1)

Impairments:
Public fixed maturities(1)	(12.1)	(4.5)	(6.9)
Private fixed maturities	—	(1.0)	(8.4)

Total credit-related	(12.1)	(5.5)	(15.3)
Intent to sell	(16.9)	(8.6)	(5.6)

Total impairments	(29.0)	(14.1)	(20.9)

Net gains (losses) on marketable equity securities, trading	36.7	(9.1)	32.6

Other net investment gains (losses)(2):
Other gross gains	21.1	29.2	27.5
Other gross losses	(25.0)	(29.6)	(20.3)

Net realized investment gains (losses) before taxes	$31.1	$7.2	$40.1

(1)	Public fixed maturities include publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and DSI.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

For the year ended December 31, 2012, our portfolio produced net realized gains of $31.1, as compared to $7.2 for the same period in 2011, primarily due to mark-to-market gains on our equity investments. Our equity investments had gains of $36.7 in 2012, compared to losses of $9.1 in 2011. The improvement in our equity investments was partially offset by a $14.9 increase in impairments on fixed maturities.

Impairments for the years ended December 31, 2012 and 2011 were $29.0 and $14.1, respectively. The increase in impairments was driven by $12.4 in write-downs of two underwater securities in 2012 that we intend to sell. Credit-related impairments also increased over 2011, driven by a $6.9 impairment of one holding in the utilities sector in 2012. For those issuers for which we recorded a credit-related impairment during 2012, we had remaining holdings with an amortized cost of $86.9 and a fair value of $85.7 as of December 31, 2012. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.

Additionally, gross gains on sales increased $15.4, due to more favorable market conditions for sales, offset by an $18.9 increase in gross losses on sales due to sales of selected securities when credit concerns developed.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

For the year ended December 31, 2011, our portfolio produced net realized gains of $7.2, compared to gains of $40.1 for the same period in 2010. We experienced a $41.7 mark-to-market decline in the performance of our equity investments, which generated losses of $9.1 in 2011 compared to gains of $32.6 in 2010, which was partially offset by a $6.8 improvement in impairments. The decline in impairments from 2011 to 2010 was primarily attributable to improved economic conditions and reduced credit concerns, as credit-related impairments decreased $9.8.

Fixed Maturity Securities

Fixed maturities represented approximately 85% and 88% of invested assets as of December 31, 2012 and 2011, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We also invest in privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of December 31, 2012, privately placed fixed maturities represented 3.5% of our total fixed maturity portfolio at fair value.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s. NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by Standard & Poor’s. In recent years, the NAIC adopted a modeling approach to determine the NAIC designation for RMBS and CMBS securities. As a result, the NAIC designation for structured securities may not correspond to the Standards & Poor’s designations described.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of December 31, 2012			As of December 31, 2011
		Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC:	S&P Equivalent:
1	AAA, AA, A	$12,193.2	$13,748.9	58.5%	$12,684.8	$13,987.6	61.1%
2	BBB	7,638.9	8,490.9	36.1	6,792.9	7,409.5	32.3

	Total investment grade	19,832.1	22,239.8	94.6	19,477.7	21,397.1	93.4

3	BB	644.6	683.7	2.9	902.9	897.8	3.9
4	B	475.5	488.4	2.1	549.4	507.5	2.2
5	CCC & lower	88.0	83.0	0.3	124.4	96.2	0.4
6	In or near default	33.2	24.1	0.1	7.0	6.6	0.1

	Total below investment grade	1,241.3	1,279.2	5.4	1,583.7	1,508.1	6.6

Total		$21,073.4	$23,519.0	100.0%	$21,061.4	$22,905.2	100.0%

Below investment grade securities comprised 5.4% and 6.6% of our fixed maturities portfolio as of December 31, 2012 and 2011, respectively. The decline in the relative amount of below investment grade fixed maturities is primarily due to securities that were upgraded to investment grade, or sold or otherwise redeemed during 2012. We held NAIC 5 and 6 designated securities with gross unrealized losses of $17.1 as of December 31, 2012, of which $12.8, or 74.9%, related to five issuers. Our analysis of these issuers, including management’s best estimates of future cash flows where appropriate, supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers, the majority of which are municipal bonds. As of December 31, 2012, fixed maturities with monoline guarantees had an amortized cost of $494.7 and a fair value of $531.0, with gross unrealized losses of $1.9, compared to an amortized cost of $513.4 and a fair value of $543.4, with gross unrealized losses of $4.2 as of December 31, 2011. As of December 31, 2012, $508.1, or 95.7%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both with the monoline insurance and on a standalone basis. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,916.7	$199.2	$(2.2)	$2,113.7	8.9%	$(0.7)
Consumer staples	2,449.1	337.9	(1.9)	2,785.1	11.9	—
Energy	841.4	119.3	(0.9)	959.8	4.1	—
Financials	1,729.4	168.2	(24.3)	1,873.3	8.0	(0.7)
Health care	1,362.0	191.7	(0.4)	1,553.3	6.6	(1.7)
Industrials	2,910.3	416.8	(2.3)	3,324.8	14.1	(1.1)
Information technology	334.1	50.9	(0.3)	384.7	1.6	—
Materials	1,343.1	144.5	(7.4)	1,480.2	6.3	(12.5)
Telecommunication services	720.4	84.9	(0.5)	804.8	3.4	(0.8)
Utilities	1,673.9	259.2	(11.2)	1,921.9	8.2	(0.9)

Total corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	73.1	(18.4)
U.S. government and agencies	307.6	4.8	(0.9)	311.5	1.3	(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	3.3	(0.1)
Residential mortgage-backed securities:
Agency	2,449.0	239.8	(0.5)	2,688.3	11.4	—
Non-agency:
Prime	227.8	10.8	(0.9)	237.7	1.0	(7.6)
Alt-A	78.7	3.5	(0.4)	81.8	0.4	(2.6)

Total residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	12.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	7.3	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	2.2	—

Total	$21,073.4	$2,502.3	$(56.7)	$23,519.0	100.0%	$(30.1)

	As of December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,578.6	$138.5	$(8.1)	$1,709.0	7.5%	$(0.7)
Consumer staples	2,409.3	308.3	(6.9)	2,710.7	11.8	(1.4)
Energy	768.4	94.9	(4.0)	859.3	3.8	—
Financials	1,882.1	90.5	(93.3)	1,879.3	8.2	(0.7)
Health care	1,280.3	156.6	(3.3)	1,433.6	6.3	(1.8)
Industrials	2,865.6	342.6	(10.8)	3,197.4	14.0	0.4
Information technology	355.2	39.0	(0.2)	394.0	1.7	—
Materials	1,270.3	110.5	(24.9)	1,355.9	5.9	(11.4)
Telecommunication services	666.4	66.9	(17.6)	715.7	3.1	(0.8)
Utilities	1,719.2	223.0	(15.9)	1,926.3	8.4	(0.1)

Total corporate securities	14,795.4	1,570.8	(185.0)	16,181.2	70.7	(16.5)
U.S. government and agencies	82.0	5.2	—	87.2	0.3	(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	2.8	(0.1)
Residential mortgage-backed securities:
Agency	3,019.5	243.8	(0.5)	3,262.8	14.2	—
Non-agency:
Prime	278.3	8.3	(13.8)	272.8	1.2	(25.7)
Alt-A	90.6	2.1	(3.3)	89.4	0.4	(8.2)

Total residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	15.8	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	8.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	2.4	(4.1)

Total	$21,061.4	$2,054.1	$(210.3)	$22,905.2	100.0%	$(57.3)

Our fixed maturities holdings are diversified by industry and issuer, and the portfolio does not have significant exposure to any single issuer. As of December 31, 2012 and 2011, the fair value of our ten largest corporate securities holdings was $1,555.0 and $1,505.0, or 9.0% and 9.3% of the portfolio, respectively. As of December 31, 2012, the fair value of our largest exposure to a single issuer of corporate securities was $240.6, or 1.4% of total corporate securities. All of the securities related to this issuer have an NAIC rating of 1. As of December 31, 2011, the fair value of our largest exposure to a single issuer of corporate securities was $221.5, or 1.4%, all of which had an NAIC rating of 2 or higher.

During the year ended December 31, 2012, our investments in corporate securities increased relative to other fixed maturities due to attractive risk and reward characteristics and the availability of suitable securities. We have mainly purchased investment grade corporate securities, with a focus on obtaining appropriate yields and duration to match our policyholder liabilities while retaining quality.

Additionally, as of December 31, 2012, our investments in U.S. government and agency securities increased $224.3, to $311.5 from $87.2 as of December 31, 2011. The increase is due to higher holdings of U.S. treasury securities, which were purchased with excess cash to obtain higher yields until suitable investments are found. Our investments in agency RMBS decreased $574.5, to $2,688.3 as of December 31, 2012 compared to $3,262.8 as of December 31, 2011. During 2012, we executed our investment strategy of selling lower yielding, higher premium agency RMBS to manage our prepayment risk exposure, which reduced RMBS holdings.

Gross unrealized losses in financial sector securities improved $69.0, to $24.3 as of December 31, 2012, from $93.3 as of December 31, 2011. The losses were primarily associated with long dated subordinated, hybrid, and preferred securities, and the securities’ prices reflect relatively wide financial sector credit spreads. Financial sector credit spreads were wider at December 31, 2011 due to heightened concerns over the European debt crisis and its potential impact on the industry, and have since tightened. Improvement in gross unrealized losses can also be attributed to sales, calls and tenders of securities. Additionally, as of December 31, 2012, $9.4 of the gross unrealized losses were related to a single holding. Based on our analysis of this security, as well as our other financial sector holdings in an unrealized loss position, we expect to recover the entire amortized cost.

Fixed Maturity Securities in European Countries

The following tables summarize our exposure to fixed maturities in European countries, reported in U.S. dollars and separated into sovereign debt, financial industry and other corporate debt. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars. As of December 31, 2012, we held $156.1 of fixed maturities denominated in a foreign currency. We did not hold any foreign-currency denominated fixed maturities as of December 31, 2011.

	As of December 31, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$48.3	$543.3	$591.6	35.9%	$523.5
Netherlands	—	—	563.9	563.9	34.2	518.0
France	—	19.1	116.9	136.0	8.2	127.6
Luxembourg	—	—	116.5	116.5	7.1	103.7
Switzerland	—	111.5	—	111.5	6.8	101.3
Sweden	—	—	62.7	62.7	3.8	54.8
Germany	—	11.5	8.4	19.9	1.2	20.7
Denmark	—	—	17.2	17.2	1.0	17.0
Italy	—	—	14.3	14.3	0.9	13.3
Norway	—	0.7	6.4	7.1	0.4	6.1
Austria	—	—	4.2	4.2	0.2	3.9
Spain	—	—	2.7	2.7	0.2	2.8
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.7	—	—	0.7	—	0.8

Total	$0.7	$191.1	$1,457.6	$1,649.4	100.0%	$1,494.5

	As of December 31, 2011
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$27.9	$491.7	$519.6	37.4%	$475.6
Netherlands	—	—	361.0	361.0	25.9	329.4
Luxembourg	—	—	150.6	150.6	10.8	143.4
Switzerland	—	100.8	—	100.8	7.2	102.2
France	—	15.2	83.5	98.7	7.1	101.4
Sweden	—	—	49.2	49.2	3.5	43.0
Germany	—	12.5	9.8	22.3	1.6	27.7
Austria	—	—	19.8	19.8	1.4	19.8
Italy	—	—	18.9	18.9	1.4	17.7
Spain	—	—	18.5	18.5	1.3	18.9
Finland	—	—	9.3	9.3	0.7	10.2
Norway	—	0.7	7.8	8.5	0.6	7.7
Belgium	—	—	7.8	7.8	0.6	7.1
Greece	—	—	5.6	5.6	0.4	5.8
Portugal	0.6	—	—	0.6	0.1	1.0

Total	$0.6	$157.1	$1,233.5	$1,391.2	100.0%	$1,310.9

As of December 31, 2012 and 2011, the fair value of our fixed maturities in European countries was 7.0% and 6.1% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities decreased to $4.1 as of December 31, 2012, compared to $32.9 as of December 31, 2011, due to decreased concerns over the European debt crises and sales and tender activity in 2012. The fair value of our ten largest European security holdings was $920.7, or 3.9% of the fixed maturities portfolio as of December 31, 2012, and $836.1, or 3.7%, as of December 31, 2011. The fair value of our largest single issuer exposure to a European country was $125.0 and $116.0 as of December 31, 2012 and 2011, respectively, or 0.5% of the portfolio for both years.

Our primary insurance subsidiary is domiciled in Washington State and, effective July 1, 2012, Washington State law changed to increase the percentage of assets we are able to invest in foreign securities to 20%, from 10%, of statutory admitted assets. This opportunity provides us with additional flexibility to invest in high-quality foreign corporate securities with a focus on investment grade securities. During the fourth quarter of 2012, we purchased foreign fixed maturity securities of $156.1.

Fixed Maturity Securities by Contractual Maturity Date

As of December 31, 2012, approximately 20% of the fair value of our fixed maturity portfolio was held in mortgage-backed securities, and approximately 21% was held in securities due after ten years, which we consider to be longer duration assets. As of December 31, 2011, approximately 24% of the fair value of our fixed maturity portfolio was held in mortgage-backed securities, and approximately 23% was held in securities that are due after ten years.

As of December 31, 2012 and 2011, approximately 61% and 78%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads. Refer to Note 4 to the accompanying consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of December 31, 2012.

Mortgage-Backed Securities

As of December 31, 2012, our fixed maturity securities portfolio included $4.7 billion of residential and commercial mortgage-backed securities at fair value. The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since stabilized. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak.

Our mortgage-backed securities are primarily agency securities, which account for approximately 65% of the portfolio. Additionally, approximately 27% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.

All of our RMBS and CMBS have prepayment options. Prepayments that vary from our estimates in amount or timing cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. These adjustments, which relate primarily to RMBS, are recorded in net investment income in our results of operations and create volatility between periods. Refer to the RMBS section below for additional discussion.

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios.

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$2,688.3	9.8%	$3,262.8	12.5%
Non-agency:
Prime	237.7	0.9	272.8	1.0
Alt-A	81.8	0.3	89.4	0.3

Subtotal non-agency	319.5	1.2	362.2	1.3

Total	$3,007.8	11.0%	$3,625.0	13.8%

The following table sets forth the total fair value and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody’s, S&P, or Fitch. There were two securities with a total amortized cost and fair value of $21.2 and $21.1, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of December 31, 2012						Total as of December 31, 2011
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total
Vintage:
2007	$—	$—	$—	$—	$16.6	$16.6	$21.4
2006	—	—	—	—	74.6	74.6	94.5
2005	—	2.7	—	—	88.3	91.0	104.7
2004 and prior	22.9	33.8	44.1	10.5	13.0	124.3	148.3

Total amortized cost	$22.9	$36.5	$44.1	$10.5	$192.5	$306.5	$368.9

Net unrealized gains (losses)	0.7	1.8	0.8	0.4	9.3	13.0	(6.7)

Total fair value	$23.6	$38.3	$44.9	$10.9	$201.8	$319.5	$362.2

On a fair value basis as of December 31, 2012, our Alt-A portfolio was 90.0% fixed rate collateral and 10.0% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

As of December 31, 2012, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.2%, 6.8% and 8.5%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe that our credit enhancement will help mitigate losses on these securities.

As of December 31, 2012 and 2011, 63.4% and 59.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of December 31, 2012, our RMBS had gross unamortized premiums and discounts of $53.4 and $62.3, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of December 31, 2012						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Twelve Months Ended December 31, 2012
Agency:
CMO:
2012	$106.5	$4.6	$111.1	$2.6	$(2.2)	3.6%	$—
2011	278.8	28.2	307.0	10.0	(2.2)	3.5	0.3
2010	457.4	57.4	514.8	12.7	(8.5)	4.5	0.4
2009	194.9	25.6	220.5	1.9	(2.0)	4.8	0.1
2008	2.5	0.2	2.7	—	—	5.6	—
2007	10.8	0.6	11.4	0.6	—	6.3	(0.1)
2006	14.2	0.5	14.7	—	—	6.7	—
2005	41.7	5.7	47.4	0.3	—	6.4	—
2004 and prior	455.4	66.8	522.2	12.5	(4.5)	6.2	1.4

Total Agency CMO	$1,562.2	$189.6	$1,751.8	$40.6	$(19.4)	4.9%	$2.1
Passthrough:
2012	$62.7	$0.2	$62.9	$—	$(3.2)	3.4%	$—
2011	17.9	0.5	18.4	—	(1.0)	4.2	—
2010	178.0	9.6	187.6	0.1	(7.0)	4.7	—
2009	506.9	28.0	534.9	—	(20.6)	5.8	0.3
2008	31.4	2.6	34.0	—	(0.6)	6.3	—
2007	23.8	1.9	25.7	0.1	(0.6)	6.4	—
2006	7.5	0.7	8.2	0.1	—	6.5	—
2005	8.5	1.1	9.6	0.4	(0.1)	5.2	—
2004 and prior	50.1	5.1	55.2	0.8	(0.4)	5.8	—

Total Agency Passthrough	$886.8	$49.7	$936.5	$1.5	$(33.5)	5.4%	$0.3

Total Agency RMBS	$2,449.0	$239.3	$2,688.3	$42.1	$(52.9)	5.1%	$2.4

Non-Agency:
2008-2012	$—	$—	$—	$—	$—	—%	$—
2007	16.6	2.6	19.2	5.0	—	5.9	—
2006	74.6	4.4	79.0	9.8	(0.3)	5.9	1.3
2005	91.0	2.6	93.6	2.7	—	5.7	0.2
2004 and prior	124.3	3.4	127.7	2.7	(0.2)	5.8	0.4

Total Non-Agency RMBS	$306.5	$13.0	$319.5	$20.2	$(0.5)	5.8%	$1.9

Total RMBS	$2,755.5	$252.3	$3,007.8	$62.3	$(53.4)	5.2%	$4.3

There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio. For example, changes to HARP (Home Affordable Refinance Program) that went into effect in late 2011, have been effective in increasing refinancing for certain borrowers. Additionally, the extension of HAMP (Home Affordable Modification Program) through 2013 may impact prepayments.

During the year ended December 31, 2012, we strategically sold $382.7 of lower yielding, higher premium agency RMBS securities for gains totaling $21.3 while reducing future reinvestment risk. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$377.3	1.4%	$521.0	2.0%
Non-Agency	1,330.4	4.8	1,316.0	5.0

Total	$1,707.7	6.2%	$1,837.0	7.0%

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and year of origination (vintage). There were 15 securities having a fair value of $337.4 and an amortized cost of $288.2 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of December 31, 2012						Total as of December 31, 2011
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total
Vintage:
2012	$133.1	$—	$—	$—	$—	$133.1	$—
2011	118.7	—	—	—	—	118.7	115.7
2010	1.1	—	—	—	—	1.1	1.2
2009	—	—	—	—	—	—	—
2008	50.0	18.8	—	—	—	68.8	69.7
2007	387.6	—	—	—	—	387.6	422.1
2006	159.2	—	—	—	11.6	170.8	170.0
2005	219.3	—	—	—	—	219.3	258.7
2004 and prior	77.1	—	1.7	—	4.1	82.9	165.0

Total amortized cost	$1,146.1	$18.8	$1.7	$—	$15.7	$1,182.3	$1,202.4

Net unrealized gains (losses)	143.0	4.3	0.1	—	0.7	148.1	113.6

Total fair value	$1,289.1	$23.1	$1.8	$—	$16.4	$1,330.4	$1,316.0

As of December 31, 2012, our CMBS portfolio was highly concentrated in the most senior tranches, with 97.2% of our AAA-rated securities in the most senior tranche, based on amortized cost, and had significant credit enhancement. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of December 31, 2012
	Super Senior			Other Structures			Total AAA Securities at Amortized Cost
	Super Senior	Mezzanine	Junior	Other Senior	Other Subordinate	Other
Vintage:
2012	$120.9	$—	$—	$10.2	$—	$2.0	$133.1
2011	—	—	—	118.7	—	—	118.7
2010	—	—	—	1.1	—	—	1.1
2009	—	—	—	—	—	—	—
2008	50.0	—	—	—	—	—	50.0
2007	383.7	—	—	3.9	—	—	387.6
2006	159.2	—	—	-	—	—	159.2
2005	127.9	23.6	—	67.8	—	—	219.3
2004 and prior	—	—	—	70.5	6.6	—	77.1

Total	$841.7	$23.6	$—	$272.2	$6.6	$2.0	$1,146.1

	As of December 31, 2011
Total	$760.4	$27.1	$—	$347.0	$27.6	$—	$1,162.1

The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, as of December 31, 2012 was 30.6%. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

	As of December 31, 2012						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Twelve Months Ended December 31, 2012
Agency:
CMO:
2012	$—	$—	$—	$—	$—	—%	$—
2011	44.6	2.2	46.8	—	(1.1)	4.9	—
2010	10.1	1.7	11.8	—	(0.1)	5.3	—
2009	10.8	1.5	12.3	—	—	6.7	—
2008	18.3	0.4	18.7	—	(0.7)	6.5	—
2007	44.9	1.0	45.9	—	(2.2)	5.7	(0.2)
2006	23.8	—	23.8	—	(1.6)	6.0	(0.1)
2005	30.6	0.1	30.7	—	(1.1)	5.8	(0.1)
2004 and prior	94.3	8.9	103.2	—	(2.4)	6.8	(0.3)

Total Agency CMO	$277.4	$15.8	$293.2	$—	$(9.2)	6.0%	$(0.7)
Passthrough:
2005 through 2012	$—	$—	$—	$—	$—	—%	$—
2004 and prior	78.5	5.6	84.1	0.2	(2.1)	7.4	—

Total Agency Passthrough	$78.5	$5.6	$84.1	$0.2	$(2.1)	7.4%	$—

Total Agency CMBS	$355.9	$21.4	$377.3	$0.2	$(11.3)	6.3%	$(0.7)

Non- Agency:
2012	$133.1	$5.1	$138.2	$—	$(2.8)	4.9%	$—
2011	118.7	7.6	126.3	—	(0.8)	5.5	—
2010	1.1	—	1.1	—	—	4.1	—
2009	—	—	—	—	—	—	—
2008	68.8	8.5	77.3	1.3	(0.2)	6.0	—
2007	387.6	68.4	456.0	13.5	(0.3)	5.8	0.1
2006	170.8	28.5	199.3	6.0	(0.7)	5.9	0.1
2005	219.3	27.1	246.4	5.6	—	5.4	0.3
2004 and prior	82.9	2.9	85.8	0.4	(1.3)	6.0	—

Total Non-Agency CMBS	$1,182.3	$148.1	$1,330.4	$26.8	$(6.1)	5.6%	$0.5

Total CMBS	$1,538.2	$169.5	$1,707.7	$27.0	$(17.4)	5.8%	$(0.2)

Return on Equity Investments

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

The following table compares our total gross return on common stock and convertible securities in the Prospector portfolio to the benchmark S&P 500 Total Return Index for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
Common stock	7.9%	(0.7)%	22.6%
Convertible securities	6.7	(7.9)	16.5
S&P 500 Total Return Index	16.0	2.1	15.1

Return on Real Estate-Related Investments

Beginning in the second quarter of 2011, we implemented an investment strategy focusing on real estate-related investments to enhance funding of the long duration liabilities in our Income Annuities segment. The investments for this strategy primarily consist of investments in REITs, which are included in trading marketable equity securities on our consolidated balance sheets. As of December 31, 2012, the real estate-related investments had a fair value of $168.4. For the year ended December 31, 2012, the real estate-related investments had a total gross return of 13.6%, compared with the REIT Index (FTSE NAREIT All Equity REITS Index) result of 13.3%. For the year ended December 31, 2011, our real-estate related investments had a total gross return of 2.7% since inception in April, compared with the REIT Index result of 4.2% over the same period.

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. We focus on originating loans of $1.0 to $5.0, which are secured by first-mortgage liens on income-producing commercial real estate. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR) based on income and detailed market, property and borrower analysis using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities.

The following table presents selected information about the composition of our mortgage loan portfolio:

	As of December 31,
	2012	2011
Average loan balance	$2.5	$2.4
Largest loan balance	12.9	12.4
Weighted average LTV ratio	55.8%	57.1%
Weighted average DSCR	1.78	1.72

Further, as of December 31, 2012 and 2011, 70.5% and 71.6%, respectively, of our mortgage loans had an outstanding balance under $5.0.

We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $825.7 of mortgage loans during the year ended December 31, 2012 and expect to continue this pace of originations during 2013.

The following table presents selected information about our mortgage loan originations:

	For the Years Ended December 31,
	2012	2011
Weighted average LTV ratio of loans originated	54.2%	57.1%
Maximum LTV ratio of loans originated	74.5	74.3
Weighted average DSCR of loans originated	1.89	1.73
Minimum DSCR of loans originated	1.04	1.09

Further, for loans originated in the year ended December 31, 2012, 31.1% had an LTV ratio of 50% or less, and 71.6% had a DSCR of 1.60 or more. For loans originated in the year ended December 31, 2011, 23.2% had an LTV ratio of 50% or less, and 56.0% had a DSCR of 1.60 or more. The DSCR on loans funded in 2012 generally increased over loans funded in 2011. Lower interest rates on 2012 originations reduced the amount required for debt service and resulted in a higher weighted-average DSCR.

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.

Credit Quality

We use the LTV and DSCR ratios as our primary metrics to assess mortgage loan quality. These factors are also considered in our evaluation of our allowance for mortgage loan losses. For more information and further discussion of our allowance for mortgage loan losses, see Note 5 to our consolidated financial statements. The following table sets forth the LTV ratios for our gross mortgage loan portfolio:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,007.0	32.5%	$805.7	31.9%
51%—60%	908.2	29.3	689.3	27.3
61%—70%	844.7	27.2	720.6	28.5
71%—75%	167.9	5.4	121.1	4.8
76%—80%	63.8	2.1	58.8	2.3
81%—100%	78.7	2.5	89.6	3.6
> 100%	30.9	1.0	40.1	1.6

Total	$3,101.2	100.0%	$2,525.2	100.0%

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

As we increase the volume of originations, we focus on maintaining our disciplined underwriting approach. The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination, as of December 31, 2012:

	Carrying Value	% of Total Value	Weighted Average LTV
Origination year:
2012	$841.3	27.1%	54.2%
2011	936.7	30.3	59.3
2010	534.4	17.2	54.4
2009	203.0	6.5	53.9
2008	173.1	5.6	58.8
2007	119.0	3.8	62.3
2006	80.1	2.6	58.7
2005	60.0	1.9	60.6
2004 and prior	153.6	5.0	39.3

Total	$3,101.2	100.0%	55.8%

The following table sets forth the DSCRs for our gross mortgage loan portfolio:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value1	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,763.3	56.9%	$1,310.8	51.9%
1.40 -1.59	608.9	19.6	566.5	22.4
1.20 -1.39	405.4	13.1	369.7	14.7
1.00 -1.19	213.0	6.9	157.4	6.3
0.85 -0.99	32.2	1.0	39.0	1.5
< 0.85	78.4	2.5	81.8	3.2

Total	$3,101.2	100.0%	$2,525.2	100.0%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. As of December 31, 2012, loans with an aggregate carrying value of $110.6 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.7. As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was in default.

Composition of Mortgage Loans

The following table sets forth the gross carrying value of our investments in mortgage loans by geographic region:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$881.4	28.4%	$813.7	32.2%
Texas	349.8	11.3	265.2	10.5
Washington	310.0	10.0	304.8	12.1
Florida	142.0	4.6	87.8	3.5
Illinois	138.6	4.5	105.6	4.2
Other	1,279.4	41.2	948.1	37.5

Total	$3,101.2	100.0%	$2,525.2	100.0%

The following table sets forth the gross carrying value of our investments in mortgage loans by property type:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,526.6	49.3%	$1,190.6	47.1%
Office buildings	753.1	24.3	628.9	24.9
Industrial	568.0	18.2	503.7	19.9
Multi-family	133.0	4.3	113.4	4.5
Other	120.5	3.9	88.6	3.6

Total	$3,101.2	100.0%	$2,525.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our gross carrying value of our investments in mortgage loans by contractual maturity date:

	As of December 31, 2012
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$16.7	0.5%
Due after one year through five years	228.5	7.4
Due after five years through ten years	1,539.8	49.7
Due after ten years	1,316.2	42.4

Total	$3,101.2	100.0%

Prior to the maturity dates shown above, the majority of our mortgage loans have one or more specified rate resetting windows during which the loan typically can be prepaid without penalty. During these windows, we expect that a substantial portion of these loans will either be reset or refinanced at market terms given the current low interest rate environment. These loan features are considered in our asset-liability management and we align our expected mortgage loan cash flows and duration with the amount and timing of liability cash outflows. Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows, subject to yield maintenance provisions. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, we believe our yield maintenance provisions mitigate prepayments in a low interest rate environment.

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

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	For the Years Ended December 31,
	2012	2011	2010
Amortization related to tax credit investments, net of taxes	$(13.9)	$(9.2)	$(6.3)
Realized losses related to tax credit investments, net of taxes	(2.6)	(2.0)	—
Tax credits	33.5	17.4	10.9

Impact to net income	$17.0	$6.2	$4.6

The following table provides the future estimated impact to net income:

Impact to Net Income
2013	$25.7
2014	19.8
2015	19.4
2016 and beyond	26.8

Estimated impact to net income	$91.7

The tax credits from our investments in limited partnerships occur in the first 10 years, with the largest portions provided in the middle years. A significant amount of our investments are entering these middle years and we expect the impact to net income to continue to grow next year.

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

We have and intend to pay quarterly cash dividends on our common stock and warrants. During 2012, we declared and paid cash dividends of $0.28 per common share. The declaration and payment of future dividends to holders of our common stock and warrants will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

On February 1, 2013, the board of directors authorized the repurchase of up to 10.0 shares of Symetra’s outstanding common stock. Symetra plans to fund this program mainly through dividends from its subsidiaries. Refer to Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information about the repurchase program.

We actively manage our liquidity in light of changing market, economic and business conditions and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of December 31, 2012, we had $23.4 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•

While certain policy lapses and surrenders occur in the normal course of business, the current low interest rate environment has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek higher returns on their funds.

•	As of December 31, 2012, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which were $1,011.2 for 2012, $987.5 for 2011 and $925.7 for 2010.

•	Although surrenders and withdrawals exceeded deposits in our Deferred Annuities segment during the second half of 2012, we were able to fund these withdrawals through readily available liquid assets.

•	As of December 31, 2012, our primary life insurance company, Symetra Life Insurance Company, had a risk-based capital ratio of 486%. This provides adequate capital levels for growth of our business.

During the fourth quarter 2012 we completed our cash flow testing to assess statutory reserve adequacy. As a result of our analysis, we established a $25.0 statutory reserve as of December 31, 2012, to address the risk related to low interest rates. The risk is mainly related to our structured settlement annuity and SPIA blocks of business, which represent long-duration liabilities that are interest rate sensitive. The testing was run over a set of deterministic and stochastic scenarios. The Company believes that the statutory reserves are adequate under a set of moderately adverse scenarios. This level of statutory reserve decreased statutory capital by $16.3 and reduced our risk-based capital ratio by four points. The $60.0 statutory reserve established as of December 31, 2011 was released in the first quarter of 2012, when a permanent valuation reserve of $60.0 was established. In the third quarter of 2012, this reserve was increased by $29.3. Neither the statutory reserve nor the permanent valuation reserve impacts our consolidated GAAP financial statements.

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

	As of December 31, 2012		As of December 31, 2011
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs (1)	$6,585.8	28.2%	$6,605.4	29.0%
Deferred annuities with 5-year payout provision or MVA (2)	313.3	1.4	372.3	1.6
Traditional insurance (net of reinsurance) (3)	175.0	0.7	180.1	0.8
Group health & life (net of reinsurance) (3)	122.7	0.5	127.5	0.6

Total illiquid liabilities	7,196.8	30.8	7,285.3	32.0

Somewhat Liquid Liabilities
BOLI (4)	4,748.3	20.3	4,575.9	20.1
Deferred annuities with surrender charges of 5% or higher	6,417.4	27.4	6,984.4	30.7
Universal life with surrender charges of 5% or higher	285.3	1.2	250.5	1.0

Total somewhat liquid liabilities	11,451.0	48.9	11,810.8	51.8

Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	1,369.3	5.9	710.7	3.1
Less than 3%	249.6	1.1	142.9	0.6
No surrender charges (5)	2,642.8	11.3	2,346.9	10.3
Universal life with surrender charges less than 5%	447.7	1.9	444.8	2.0
Other (6)	32.7	0.1	37.3	0.2

Total fully liquid liabilities	4,742.1	20.3	3,682.6	16.2

Total (7)	$23,389.9	100.0%	$22,778.7	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	Represents incurred but not reported claim liabilities, mainly related to our medical stop-loss business. The surrender value on these contracts is generally zero but these liabilities are considered illiquid as the claims have not been reported to us and the precise timing and amount of the payment is unknown.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business, which range from 1.0 – 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents BOLI, traditional insurance, medical stop-loss and group life reported claim liabilities.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $206.0 and $232.9 as of December 31, 2012 and 2011, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of December 31, 2012 and 2011, our insurance subsidiaries had liquid assets of $23.3 billion and $22.5 billion, respectively, and Symetra had liquid assets of $77.6 and $114.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $136.7 and $245.1 as of December 31, 2012 and 2011, respectively. The increase in our insurance subsidiaries’ liquid assets was primarily the result of sales of deferred annuities during 2012.

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

Capitalization

Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of December 31,
	2012	2011
Notes payable	$449.4	$449.2
Stockholders’ equity	3,630.1	3,114.9

Total capital	$4,079.5	$3,564.1

Our capitalization increased $515.4 as of December 31, 2012, as compared to December 31, 2011 due to an increase in stockholders’ equity from our net income of $205.4 and a $343.9 increase in AOCI, primarily driven by an increase in the fair value of our available-for-sale securities due mainly to declines in interest rates. We believe our capital level provides us flexibility to execute our capital management strategies. These include supporting our stock repurchase program and continuing to capitalize on organic growth, as well as pursuing acquisition opportunities.

Debt

The following table summarizes our debt instruments:

		Maximum Amount Available		Amount Outstanding
	Maturity	As of December 31,		As of December 31,
	Date	2012	2011	2012	2011
Description:
Senior notes payable	4/1/2016	$300.0	$300.0	$300.0	$300.0
Capital Efficient Notes (CENts)	10/15/2067	150.0	150.0	150.0	150.0
Revolving credit facility — JPMorgan Chase Bank, N.A.	12/14/2015	300.0	300.0	—	—

Total notes payable and revolving credit facility		$750.0	$750.0	$450.0	$450.0

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

Revolving Credit Facility

On December 14, 2011, we entered into a $300.0 senior unsecured revolving credit agreement with a syndicate of lending institutions led by JPMorgan Chase Bank, N.A. The credit facility, which replaced a previous $200.0 facility, also provides access up to an additional $100.0 of financing, subject to the availability of additional commitments. The credit facility matures on December 14, 2015, and loans under this facility bear interest at a variable annual rate based on adjusted LIBOR or the alternate base rate (“ABR”) plus an applicable margin. This facility requires us to maintain specified financial ratios, and includes other customary restrictive and affirmative covenants. This revolving credit facility is available to provide support for working capital, capital expenditures and other general corporate purposes as needed.

For a description of additional terms of our debt facilities, see Note 12 to the consolidated financial statements.

Dividends and Regulatory Requirements

The payment of dividends and other distributions to Symetra by its insurance subsidiaries is controlled by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the years ended December 31, 2012, 2011 and 2010, Symetra received dividends of $80.0, $52.0, and $40.0, respectively, from its insurance subsidiaries. We expect dividends to increase in the future to support the stock repurchase program. Based on our statutory results, as of

December 31, 2012, Symetra’s insurance subsidiaries may pay it dividends of up to $282.2 during 2013 without needing to obtain regulatory approval.

We declared and paid a quarterly dividend of $0.07 per common share to shareholders and warrant holders during each quarter of 2012, for a total payout of $38.8.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Years Ended December 31,
	2012	2011	2010
Net cash flows provided by operating activities	$1,011.2	$987.5	$925.7
Net cash flows used in investing activities	(869.3)	(1,647.9)	(2,456.8)
Net cash flows provided by (used in) financing activities	(253.4)	628.1	1,547.9

Operating Activities

Cash flows from our operating activities are primarily driven by the amounts and timing of cash received for income on our investments, including dividends and interest, and premiums on our group insurance and term life insurance products, as well as the amounts and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:

•

Years Ended December 31, 2012 and 2011. Net cash provided by operating activities for 2012 increased $23.7 over the same period in 2011. This was primarily the result of the increase in premiums from our growing book of medical stop-loss business outpacing the increase in medical stop-loss paid claims, an increase in net investment income driven by higher average assets and a lower commission expense due to lower sales of fixed annuities. The increase was partially offset by higher operating expenses related to our Grow & Diversify strategies.

•

Years Ended December 31, 2011 and 2010. Net cash provided by operating activities for 2011 increased $61.8 over 2010. This was primarily the result of increased net investment income driven by an increase in average assets. In addition, the increase in premiums from our medical stop-loss and limited benefits medical products outpaced the increase in paid claims.

Investing Activities

Cash flows from our investing activities are primarily driven by the amount and timing of cash received from maturities and calls of fixed maturity securities, sales of investments and maturities of mortgage loans, as well as the amount and timing of cash disbursed for purchases of investments and funding of mortgage loan originations. Generally, the amount and timing of our purchases of investments correlate to sales of annuity and life insurance policies, which are recorded as cash inflows from financing activities. The amount and timing of cash inflows from investments generally correlate to amounts needed to fund policyholder obligations. The following discussion highlights key drivers in the level of cash flows used in our investing activities:

•

Years Ended December 31, 2012 and 2011. Net cash used in investing activities decreased $778.6 compared to 2011. This decrease was primarily the result of higher sales of fixed maturities, related to active management of our portfolio to increase investment yields, and lower originations of mortgage loans.

•

Years Ended December 31, 2011 and 2010. Net cash used in investing activities for 2011 decreased $808.9 over 2010. This decrease was primarily the result of decreased purchases of fixed maturities, partially offset by increased mortgage loan originations. In addition, we strategically sold certain CMO securities during 2011 due to prepayment volatility and lower yielding fixed maturities, and increased our investments in mortgage loans to improve overall yields.

Financing Activities

Cash flows from our financing activities are primarily driven by the amounts and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from our issuances of common stock, as well as the amounts and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, and dividend distributions to our stock and warrant holders. The following discussion highlights key drivers in the level of cash flows from our financing activities:

•

Years Ended December 31, 2012 and 2011. Net cash used in financing activities for 2012 was $253.4, in comparison to cash provided by financing activities of $628.1 in 2011. This change was primarily driven by lower policyholder deposits, mainly related to fixed annuities. In addition, there were higher deferred annuity policyholder withdrawals in 2012 compared to 2011 as policies move out of the surrender charge period.

•

Years Ended December 31, 2011 and 2010. Net cash provided by financing activities for 2011 decreased $919.8 over 2010. This was primarily driven by lower policyholder deposits as there were no BOLI deposits in 2011, compared to $461.0 in 2010, and higher deferred annuity policyholder withdrawals, which we anticipate as polices on a growing block of business move out of the surrender charge period. In addition, we received net IPO proceeds of $282.5 during the first quarter of 2010.

Contractual Obligations and Commitments

We enter into obligations with third parties in the ordinary course of our operations. The estimated cash payments related to these obligations as of December 31, 2012 are set forth in the table below. The estimated payments reflected in this table are based on management’s estimates and assumptions, which are necessarily subjective. Actual cash out flows in future periods will vary, possibly materially. Further, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations as the funding of these future cash obligations will be from future cash flows from maturities of invested assets, premiums, deposits, fees and investment income that are not reflected in the table below. In addition, our operations involve significant expenditures that are not based upon commitments, including expenditures for payroll and income taxes.

	Payments Due by Year
	Total	2013	2014-2015	2016-2017	2018 and thereafter

Contractual Obligations:
Insurance obligations (1)	$41,253.4	$2,066.8	$4,583.6	$4,449.9	$30,153.1
Notes payable (2)	450.0	—	—	450.0	—
Interest on notes payable	126.6	30.8	61.7	34.1	—
Purchase obligations:
Investments in limited partnerships (3)	57.0	51.3	5.1	0.2	0.4
Servicing fees (4)	17.2	10.8	6.4	—	—
Other (5)	67.6	64.0	2.9	0.7	—
Operating lease obligations (6)	27.9	9.2	14.5	1.9	2.3

Total	$41,999.7	$2,232.9	$4,674.2	$4,936.8	$30,155.8

(1)

Includes estimated claim and benefit, policy surrender, reinsurance premiums and commission obligations on in force insurance policies and deposit contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. In contrast to this table, our obligations recorded in our consolidated balance sheets generally represent the present value of these cash flows and do not incorporate future credited interest for annuity and BOLI contracts. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future annuity and contract benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included the variable separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets.
(2)	Includes capital efficient notes (CENts), which are redeemable at the Company’s option beginning October 15, 2017, with a final maturity date of October 15, 2067. Since the timing of repayment is at the Company’s option after October 15, 2017, subject to the terms of the replacement capital covenant, the outstanding principal balance of the CENts has been included in payments due 2016-2017. For more information, see Note 12 to the consolidated financial statements.
(3)	We have investments in limited partnership interests related to tax credit investments and private equity partnerships. We will provide capital contributions to our private equity partnerships through 2016 with a remaining committed amount of $16.4 at the discretion of the general partner, subject to certain contribution limits. Since the timing of payment is uncertain, the unfunded amount has been included in the payment due in less than one year. For more information, see Note 14 to the consolidated financial statements. Amounts recorded on the balance sheets are included in “other liabilities.”
(4)	Includes contractual commitments for a service agreement to outsource the majority of our information technology infrastructure. For more information, see Note 14 to the consolidated financial statements.
(5)	Primarily comprised of unfunded mortgage loan commitments of $64.4, as of December 31, 2012.
(6)	Includes minimum rental commitments on leases for office space and certain equipment. For more information, see Note 14 to the consolidated financial statements.

Off-balance Sheet Transactions

We have derivative instruments with off-balance-sheet risks whose notional or contractual amounts exceed their fair value. For further information on our derivative instruments, see Note 4 in the accompanying notes to the consolidated financial statements. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of fluctuations in the fair value of certain assets and liabilities as a result of adverse changes in interest rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have exposure to several market risks, including interest rate risk, equity risk and credit risk. We enter into market-sensitive instruments primarily for purposes other than trading, namely, to support our insurance liabilities.

As an important part of our asset-liability matching strategy, we use derivative instruments, such as equity index options, interest rate swaps, foreign currency swaps and foreign currency forwards, to mitigate certain risks by reducing the risk between the timing of receipt of cash and its investment in the market, extending or shortening the asset duration to better align with the duration of the associated liabilities, and reducing our exposure to fluctuations in equity market indices that underlie some of our products. We use the S&P indexed call options to manage our exposure to changes in indexes related to our FIA block of business, which credits policyholders’ account values based on gains in these indexes. We use interest rate swaps primarily to convert floating rate hybrid fixed maturities to fixed rate securities. We use foreign currency forwards in connection with our investments in certain foreign currency denominated REITs.

While we enter into derivatives to mitigate certain market risks, as a matter of policy, we have not, and do not intend to, engage in derivative market-making, speculative derivative trading or other speculative derivatives activities. Our agreements with derivative counterparties typically require that we provide collateral when our net derivative liability position with a particular counterparty reaches certain contractual levels. As a result, we may be required to post collateral due to fluctuations in the fair value of our derivatives and may result in us holding more high quality securities to ensure we have sufficient collateral to post derivative counterparties in the event of adverse changes in fair value of our derivative instruments. In the event we do not have sufficient high quality securities or cash and cash equivalents to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income. For further discussion, see Notes 2 and 4 of the consolidated financial statements.

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

Our investment portfolios primarily consist of investment grade fixed maturity securities, including public and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and commercial mortgage loans. The carrying value of our investment portfolio as of December 31, 2012 and 2011 was $27.6 billion and $26.2 billion, respectively, of which 85.4% in 2012 and 87.5% in 2011 was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. The fair value of our fixed maturities fluctuates depending on the interest rate environment. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase and we would generally be unable to reinvest the proceeds of such prepayments at comparable yields. The weighted-average effective duration of our fixed maturity portfolio was approximately 5.7 and 5.8 years and as of December 31, 2012 and 2011, respectively.

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

Equity Risk

We are exposed to equity price risk on our common stock and other equity holdings. In addition, asset fees calculated as a percentage of the separate account assets are a source of revenue to us. Gains and losses in the equity markets generally result in corresponding increases and decreases in our separate account assets and asset fee revenue.

We manage equity price risk on investment holdings through industry and issuer diversification and asset allocation techniques.

Credit Risk

Our portfolio of invested assets was $27.6 billion and $26.2 billion as of December 31, 2012 and 2011, respectively. Of this total, $17.2 billion and $16.2 billion consisted of corporate bonds and $3.1 billion and $2.5 billion consisted of mortgage loans on real estate as of December 31, 2012 and 2011, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

The following table presents the fair value of our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of December 31,
		2012		2011
NAIC:	S&P Equivalent:
1	AAA, AA, A	$13,748.9	58.5%	$13,987.6	61.1%
2	BBB	8,490.9	36.1	7,409.5	32.3
3	BB	683.7	2.9	897.8	3.9
4	B	488.4	2.1	507.5	2.2
5	CCC & lower	83.0	0.3	96.2	0.4
6	In or near default	24.1	0.1	6.6	0.1

Total		$23,519.0	100.0%	$22,905.2	100.0%

For further discussion, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Note 4 of the consolidated financial statements.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. We use a fixed-income analytics tool to model and calculate the duration and convexity of our asset portfolio. Under this model, with all other factors constant and assuming no offsetting change in the fair value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our total fixed maturities portfolio to decline by approximately $1.34 billion and $1.33 billion, based on our securities positions as of December 31, 2012 and 2011, respectively. Of this, we estimate our Income Annuities segment’s fixed maturities portfolio, the majority of which are long duration assets, would account for approximately $0.49 billion and $0.50 billion of the decline, based on our positions as of December 31, 2012 and 2011, respectively.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the equity markets resulting from a hypothetical broad-based decline in equity market prices of 10%. Using this assumption, with all other factors constant, we estimate that such a decline in equity market prices would cause the fair value of our investment portfolio to decline by approximately $66.3 and $49.8, as of December 31, 2012 and 2011, respectively. In addition, fluctuations in equity market prices affect our revenues and returns related to our variable annuity and life products, which depend upon fees that are related primarily to the fair value of the underlying assets.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Symetra Financial Corporation

We have audited the accompanying consolidated balance sheets of Symetra Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetra Financial Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for deferred acquisition costs in 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 26, 2013

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of December 31,
	2012	2011
		(As adjusted)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,073.4 and $21,061.4, respectively)	$23,519.0	$22,905.2
Marketable equity securities, at fair value (cost: $52.0 and $52.4, respectively)	49.6	50.3
Trading securities:
Marketable equity securities, at fair value (cost: $498.2 and $365.4, respectively)	552.7	381.7
Mortgage loans, net	3,094.4	2,517.6
Policy loans	65.8	69.0
Investments in limited partnerships (includes $28.6 and $27.8 measured at fair value, respectively)	239.3	226.9
Other invested assets	35.6	21.0

Total investments	27,556.4	26,171.7
Cash and cash equivalents	130.8	242.3
Accrued investment income	276.2	269.4
Reinsurance recoverables	302.1	295.6
Deferred policy acquisition costs	155.8	186.0
Receivables and other assets	231.9	222.5
Separate account assets	807.7	795.8

Total assets	$29,460.9	$28,183.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$23,068.5	$22,449.5
Future policy benefits	390.6	391.2
Policy and contract claims	162.2	170.9
Other policyholders’ funds	113.9	129.0
Notes payable	449.4	449.2
Deferred income tax liabilities, net	628.9	395.0
Other liabilities	209.6	287.8
Separate account liabilities	807.7	795.8

Total liabilities	25,830.8	25,068.4
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 119,087,667 issued and outstanding as of December 31, 2012; 118,637,379 issued and outstanding as of December 31, 2011	1.2	1.2
Additional paid-in capital	1,459.3	1,454.6
Retained earnings	798.4	631.8
Accumulated other comprehensive income, net of taxes	1,371.2	1,027.3

Total stockholders’ equity	3,630.1	3,114.9

Total liabilities and stockholders’ equity	$29,460.9	$28,183.3

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Revenues:
Premiums	$605.0	$540.5	$473.0
Net investment income	1,275.2	1,270.9	1,199.4
Policy fees, contract charges, and other	189.9	180.7	166.3
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(37.1)	(13.2)	(53.3)
Less: portion recognized in other comprehensive income	8.1	(0.9)	32.4

Net impairment losses recognized in earnings	(29.0)	(14.1)	(20.9)
Other net realized investment gains (losses)	60.1	21.3	61.0

Net realized investment gains (losses)	31.1	7.2	40.1

Total revenues	2,101.2	1,999.3	1,878.8

Benefits and expenses:
Policyholder benefits and claims	439.0	381.4	335.1
Interest credited	932.8	925.9	899.5
Other underwriting and operating expenses	360.5	317.9	279.9
Interest expense	32.8	32.1	31.9
Amortization of deferred policy acquisition costs	66.0	68.8	54.1

Total benefits and expenses	1,831.1	1,726.1	1,600.5

Income from operations before income taxes	270.1	273.2	278.3
Provision (benefit) for income taxes:
Current	15.9	86.0	57.7
Deferred	48.8	(8.6)	26.8

Total provision for income taxes	64.7	77.4	84.5

Net income	$205.4	$195.8	$193.8

Net income per common share:
Basic	$1.49	$1.42	$1.43
Diluted	$1.49	$1.42	$1.43

Weighted-average number of common shares outstanding:
Basic	138.018	137.491	135.609
Diluted	138.024	137.503	135.618

Cash dividends declared per common share	$0.28	$0.23	$0.15

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
		(As Adjusted)	(As adjusted)
Net income	$205.4	$195.8	$193.8
Other comprehensive income, net of taxes:
Changes in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustments (net of taxes of $213.3, $348.3 and $301.6)	396.6	646.7	560.2
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(2.8), $0.3 and $(11.3))	(5.3)	0.6	(21.1)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(24.6), $(34.0) and $(29.1))	(45.9)	(62.8)	(54.0)
Impact of cash flow hedges (net of taxes of $(0.8), $2.8 and $0.0)	(1.5)	5.2	0.1

Other comprehensive income	343.9	589.7	485.2

Total comprehensive income	$549.3	$785.5	$679.0

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances as of January 1, 2010, as adjusted	$0.9	$1,165.7	$316.4	$(49.7)	$1,433.3
Cumulative effect of adoption — new accounting standard (net of taxes of $(10.8))	—	—	(22.0)	2.1	(19.9)
Common stock issued (net of issuance costs of $20.6)	0.3	282.2	—	—	282.5
Comprehensive income, net of taxes:
Net income, as adjusted	—	—	193.8	—	193.8
Other comprehensive income, as adjusted	—	—	—	485.2	485.2

Total comprehensive income, as adjusted					679.0
Stock-based compensation	—	2.3	—	—	2.3
Dividends declared	—	—	(20.6)	—	(20.6)

Balances as of December 31, 2010, as adjusted	$1.2	$1,450.2	$467.6	$437.6	$2,356.6

Balances as of January 1, 2011, as adjusted	$1.2	$1,450.2	$467.6	$437.6	$2,356.6
Comprehensive income, net of taxes:
Net income, as adjusted	—	—	195.8	—	195.8
Other comprehensive income, as adjusted	—	—	—	589.7	589.7

Total comprehensive income, as adjusted					785.5
Stock-based compensation	—	4.4	—	—	4.4
Dividends declared	—	—	(31.6)	—	(31.6)

Balances as of December 31, 2011, as adjusted	$1.2	$1,454.6	$631.8	$1,027.3	$3,114.9

Balances as of January 1, 2012, as adjusted	$1.2	$1,454.6	$631.8	$1,027.3	$3,114.9
Comprehensive income, net of taxes:
Net income	—	—	205.4	—	205.4
Other comprehensive income	—	—	—	343.9	343.9

Total comprehensive income, net of taxes					549.3
Stock-based compensation	—	4.7	—	—	4.7
Dividends declared	—	—	(38.8)	—	(38.8)

Balances as of December 31, 2012	$1.2	$1,459.3	$798.4	$1,371.2	$3,630.1

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	For the Year Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Cash flows from operating activities
Net income	$205.4	$195.8	$193.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(31.1)	(7.2)	(40.1)
Accretion and amortization of invested assets, net	48.4	48.8	38.2
Accrued interest on fixed maturities	(19.6)	(26.4)	(39.6)
Amortization and depreciation	26.9	19.7	15.6
Deferred income tax provision (benefit)	48.8	(8.6)	26.8
Interest credited on deposit contracts	932.8	925.9	899.5
Mortality and expense charges and administrative fees	(115.8)	(109.0)	(103.1)
Changes in, net of amounts acquired:
Accrued investment income	(6.8)	(11.8)	(20.4)
Deferred policy acquisition costs, net	0.5	(25.8)	(50.9)
Other receivables	(19.4)	(26.1)	(6.7)
Future policy benefits	(0.6)	(7.2)	3.5
Policy and contract claims	(8.7)	15.3	(9.0)
Current income taxes	(36.1)	2.7	17.2
Other assets and liabilities	(16.5)	(0.4)	(0.1)
Other, net	3.0	1.8	1.0

Total adjustments	805.8	791.7	731.9

Net cash provided by (used in) operating activities	1,011.2	987.5	925.7

Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(3,777.1)	(3,866.8)	(4,884.9)
Other invested assets and investments in limited partnerships	(86.8)	(55.0)	(77.9)
Issuances of mortgage loans	(825.7)	(956.9)	(592.1)
Issuances of policy loans	(14.1)	(13.5)	(17.3)
Maturities, calls, paydowns, and other repayments	1,740.4	1,802.5	1,987.2
Sales of:
Fixed maturities and marketable equity securities	1,826.1	1,240.6	1,017.4
Other invested assets and investments in limited partnerships	19.9	18.0	21.1
Repayments of mortgage loans	233.9	152.5	76.1
Repayments of policy loans	16.7	15.1	18.6
Other, net	(2.6)	15.6	(5.0)

Net cash provided by (used in) investing activities	(869.3)	(1,647.9)	(2,456.8)

Cash flows from financing activities
Policyholder account balances:
Deposits	1,576.7	2,238.2	2,649.6
Withdrawals	(1,778.4)	(1,588.3)	(1,357.9)
Proceeds from issuance of common stock, net	1.7	1.4	282.5
Cash dividends paid on common stock	(38.8)	(31.6)	(20.6)
Other, net	(14.6)	8.4	(5.7)

Net cash provided by (used in) financing activities	(253.4)	628.1	1,547.9

Net increase (decrease) in cash and cash equivalents	(111.5)	(32.3)	16.8
Cash and cash equivalents at beginning of period	242.3	274.6	257.8

Cash and cash equivalents at end of period	$130.8	$242.3	$274.6

Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	$31.5	$31.1	$31.1
Income taxes	50.6	83.0	40.5
Non-cash transactions during the year for:
Investments in limited partnerships and capital obligations incurred	$6.3	$38.3	$21.3
Fixed maturities exchanges	111.8	255.4	125.9

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

1. Organization and Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that include retirement, group insurance products and life insurance products, marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities, structured settlement annuities, individual life insurance and bank-owned life insurance (BOLI). The accompanying financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and are collectively referred to as “Symetra” or “the Company.”

Common and Preferred Stock

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

The Company has 750.000 authorized shares of common stock, $0.01 par value per share, and 10.000 authorized shares of preferred stock, $0.01 par value per share. The Company’s board of directors has the authority to designate the preferred stock into series and to designate the voting powers, preferences and other rights of the shares of each series without further stockholder approval, as limited by New York Stock Exchange and other regulatory rules. The Company also has warrants outstanding as of December 31, 2012, which are recorded in stockholders’ equity. The warrants are exercisable at any time until August 2, 2014, to acquire 18.976 shares of common stock at an exercise price of $11.49 per share and can be net-share settled at the option of the warrant holder.

On February 1, 2013, the board of directors authorized the repurchase, at management’s discretion, of up to 10.000 shares of the Company’s outstanding common stock. The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. No time limit was placed on the duration of the program, which may be modified, extended or terminated by the board of directors at any time. Repurchases may be effected in the open market, accelerated repurchase arrangements, privately negotiated transactions, or otherwise.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The Company performs an ongoing qualitative assessment of its involvement with variable interest entities (VIEs). A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, or where investors lack certain characteristics of a controlling financial interest. The Company assesses its contractual, ownership or other interests in a VIE to determine whether it has a variable interest in the entity, and if so, to determine whether the Company has a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. If it is determined the Company is the primary beneficiary of a VIE, the Company includes the assets and liabilities of the VIE in the consolidated financial statements.

Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation. In addition, prior period financial information, including information for the years ended December 31, 2011 and 2010 and as of December 31, 2011 has been restated to reflect the retrospective adoption of the new accounting standard for DAC. More information on the restatement can be found in the “Adoption of New Accounting Pronouncements” section below and in Note 20. Restated information has been labeled “as adjusted” where applicable.

Recognition of Insurance Revenue and Related Benefits

The Company’s group insurance policies, which include medical stop-loss, limited benefit medical, group life and short-term disability, are short duration contracts. Premiums from these products are recognized as revenue when earned over the life of the policy and a liability for the portion of premiums unearned is reported on the consolidated balance sheets. Benefit claims are charged to operations as incurred.

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

Deposits related to universal life (UL) insurance, including BOLI and single-premium life (SPL) insurance, and investment-type products, including fixed annuities, are credited to policyholder account balances and reflected as liabilities, rather than as premium income, when received. Revenues from these contracts consist of net investment income on the policyholders’ fund balances, and amounts assessed during the period for cost of insurance, policy administration, and surrender charges. The Company includes such amounts in policy fees, contract charges, and other in the consolidated statements of income. Expenses that are charged to operations for these products include interest credited and benefit claims incurred in excess of related policyholder account balances.

Fees for variable annuity and variable life products include mortality and expense charges, policy administration charges and surrender charges. These fees are charged to policyholders’ accounts based upon the daily net assets of the policyholders’ account values, and are recognized in policy fees, contract charges, and other on the consolidated statements of income when charged.

Investments

Available-for-Sale Securities

The Company classifies its investments in fixed maturities and certain marketable equity securities as available-for-sale and carries them at fair value. Fixed maturities primarily include bonds, mortgage-backed securities and redeemable preferred stock. Marketable equity securities classified as available-for-sale primarily include nonredeemable preferred stock. See Note 6 for information on the valuation of securities and additional disclosures regarding fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

In the normal course of business the Company makes passive investments in structured securities issued by VIEs. These structured securities primarily include residential and commercial mortgage-backed securities. Because the Company lacks the ability to direct the activities that most significantly impact the economic performance of the VIEs, it is not considered the primary beneficiary and therefore does not consolidate them. The Company’s maximum exposure to loss with respect to these investments is limited to the amortized cost of the Company’s investment, which is $4,708.1 and $5,534.2 as of December 31, 2012 and 2011, respectively.

The Company reports net unrealized investment gains (losses) related to its available-for-sale securities in accumulated other comprehensive income (AOCI) in stockholders’ equity, net of related DAC, DSI and deferred income taxes. The cost of securities sold is determined using the specific-identification method.

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

Trading Securities

The Company is invested in common stock, including real estate investment trusts (REITs), and mutual funds that are classified as trading. The Company also has a portfolio of common stock for which it has elected fair value accounting. Changes in the fair value of the Company’s trading portfolio are recorded in net realized investment gains (losses) in the consolidated statements of income. The Company believes this presents its investment results for these securities on a basis that is consistent with management’s operating principles. Dividends earned on trading securities are reported in net investment income.

Other-Than-Temporary Impairments

An impairment is recorded on an available-for-sale security when a decline in fair value below a security’s amortized cost is judged to be other-than-temporary. The Company’s review of investment securities includes both quantitative and qualitative criteria. See Note 4 for additional discussion about the Company’s process for identifying and recording OTTI.

Mortgage Loans

The Company carries its mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Loan origination fees and costs are deferred and amortized over the life of the loan. Interest income, including amortization of deferred fees and expenses, is recorded in net investment income. See Note 5 for discussion of the Company’s allowance for loan losses.

Policy Loans

Policy loans are carried at unpaid principal balances. Policy loans are secured and are not granted for amounts in excess of the accumulated cash surrender value of the policy or contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Investments in Limited Partnerships

The Company invests in limited partnerships that operate affordable housing projects, state tax credit funds and other types of assets that provide tax benefits (collectively, “tax credit investments”). These investments are accounted for under the equity method and recorded at amortized cost, with amortization recorded as a reduction to net investment income. When the carrying value of an investment exceeds the amount of remaining tax benefits, the Company records an impairment loss, which is included in other net realized investment gains (losses) on the consolidated statements of income. The present value of any unfunded commitments related to these investments is recorded in other liabilities.

Investments in limited partnerships also include investments in private equity funds recorded at fair value. The impact of changes in the fair value of private equity funds is recorded in net investment income.

The limited partnerships that the Company invests in meet the definition of a VIE. Because the Company, as a limited partner, lacks the ability to direct the activities of any of these partnerships, it is not considered the primary beneficiary and therefore has not consolidated them. The maximum exposure to loss in these VIEs was $261.8 and $250.1 as of December 31, 2012 and 2011, respectively. The maximum exposure to loss includes commitments to provide future capital contributions as described in Note 14.

Derivative Financial Instruments

The Company uses derivative financial instruments to hedge certain portions of its exposure to equity market risk, interest rate risk and foreign currency exchange risk. Derivative financial instruments currently held consist primarily of S&P 500 index options, interest rate swaps, foreign currency swaps and foreign currency forwards. Derivatives instruments may be exchange-traded or contracted in over-the-counter (“OTC”) market. All of the Company’s derivative financial instruments are recognized as either assets within other invested assets or liabilities within other liabilities on the consolidated balance sheets at fair value. The Company also issues fixed indexed annuity contracts that contain embedded derivative instruments that are recorded at fair value with the associated host contract in funds held under deposit contracts on the consolidated balances sheets. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies for hedge accounting. If a derivative instrument does not qualify, or is not designated for hedge accounting, the changes in its fair value are recorded in the consolidated statements of income within net realized investment gains (losses).

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. When a derivative is designed as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of OCI. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness in the hedge. Any hedge ineffectiveness is recorded in the consolidated statements of income within net realized investment gains (losses).

The Company prospectively discontinues hedge accounting when: (1) the criteria to qualify for hedge accounting is no longer met (e.g., the derivative is no longer highly effective in offsetting the change in cash flows of a hedged item); (2) the derivative expires, is sold, terminated or exercised; or (3) the derivative is de-designated as a hedging instrument.

If it is determined that a derivative no longer qualifies as an effective hedge, the derivative continues to be carried in the consolidated balance sheets at its fair value, with changes in fair value recognized prospectively in income. See Note 4 for further discussion of the Company’s derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Cash and Cash Equivalents

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value.

Reinsurance

The Company utilizes reinsurance agreements to manage its exposure to potential losses. The Company reinsures all or a portion of its risk to reinsurers for certain types of directly written business. In addition, the Company reinsures through pools to cover catastrophic losses. The Company remains liable to its policyholders to the extent that counterparties to reinsurance contracts do not meet their contractual obligations. Accordingly, the future policy benefit reserves and policy and contract claims liabilities are reported gross of any related reinsurance recoverables, which are reported as assets. The Company reports premiums, benefits, and settlement expenses, net of reinsurance, on the consolidated statements of income. The Company accounts for reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Deferred Policy Acquisition Costs

On January 1, 2012, the Company retrospectively adopted a new accounting standard related to the deferral of policy acquisition costs. While DAC amortization has been restated to reflect the retrospective reduction in costs deferred, the Company’s policies and methodology for amortization have not changed.

The Company defers costs that are directly related to the successful acquisition of new or the renewal of insurance contracts. These primarily include commissions, distribution costs directly related to production, third-party underwriting costs and the portion of salaries and benefits related to employee time spent on processing successful new and renewal contracts. All other acquisition-related costs, including costs incurred for soliciting potential customers, managing distribution and underwriting functions, training, administration, unsuccessful acquisition or renewal efforts, market research and product development are not deferrable and are expensed in the period incurred.

The Company amortizes acquisition costs for deferred annuity contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the estimated future gross profits. The Company makes assumptions as to surrender rates, mortality experience, maintenance expenses, and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to DAC amortization rates. The Company regularly evaluates its assumptions and, when necessary, revises the estimated gross profits of these contracts, resulting in adjustments to DAC amortization. When such estimates are revised, the impact is recorded in the consolidated statements of income.

The Company amortizes acquisition costs for traditional individual life insurance policies over the premium paying period of the related policies, using assumptions consistent with those used in computing policy benefit liabilities. The Company amortizes acquisition costs for immediate annuities using a constant yield approach.

The Company conducts regular recoverability analyses for DAC asset balances associated with deferred and immediate annuity contracts, universal life contracts, and traditional life contracts. The Company compares the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance. As of December 31, 2012 and 2011, all of the DAC asset balances were considered recoverable.

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

For some products, policyholders can elect to modify product benefits, features, rights or coverage by exchanging a contract for a new contract; by amendment, endorsement or rider to a contract; or by election of a feature or coverage within a contract. These transactions are known as internal replacements. If the modification substantially changes the original contract, the DAC is immediately written off through earnings and any eligible costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC is retained and amortized over the life of the modified contract and any acquisition costs associated with the related modification are expensed.

Deferred Sales Inducements

The Company offers sales inducements on certain deferred annuity contracts and universal life policies. For certain deferred annuity contracts, the inducement interest entitles the contract holder to an incremental amount of interest to be credited to the account value over a 12- to 60-month period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. For certain universal life policies, the inducement provides an immediate increment to the policyholder’s account value at the issue date or time of deposit. Deferred sales inducements are reported as other assets and amortized into interest credited using the same methodology and assumptions used to amortize DAC. Deferred sales inducement balances are subject to regular recoverability testing to ensure that capitalized amounts do not exceed the present value of estimated gross profits. As of December 31, 2012 and 2011, all of the deferred sales inducement balances were considered recoverable.

Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, and goodwill are reported as other assets on the consolidated balance sheets. Intangible assets are reviewed at least annually for indicators of impairment and are tested for impairment when events or circumstances indicate the carrying amount may not be recoverable. Goodwill is not amortized but is tested for impairment at least annually. No impairment was recorded for goodwill or intangible assets for the years ended December 31, 2012, 2011 or 2010.

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

Leases

Certain operating leases of the Company provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the lease term. Rent holidays, rent incentives, and tenant improvement allowances are amortized on the straight-line basis over the initial term of the lease and any renewal option period that is reasonably assured.

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

For variable annuity contracts with GMDB, the Company contractually guarantees total deposits, less any partial withdrawals, in the event of death. The Company reinsures nearly all of the GMDB risk on its variable annuity contracts.

Funds Held Under Deposit Contracts

Liabilities for fixed annuity contracts, and universal life policies, including BOLI, are computed as deposits net of withdrawals made by the policyholder, plus amounts credited based on contract specifications, less contract fees and charges assessed.

For single premium immediate annuities (SPIAs), including structured settlements, liabilities are based on discounted amounts of estimated future benefits. Future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Contingent future benefits are discounted with pricing mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue. The interest rates within the pattern vary over time and start with interest rates that prevailed at contract issue. As of December 31, 2012, the weighted-average implied interest rate on the existing book of business was 5.75% and is expected to grade to 6.39% during the next 20 years.

Future Policy Benefits

The Company estimates liabilities for future policy benefits under traditional individual life and group life and long-term disability insurance policies using the level premium method, which includes a level premium assumption to fund reserves. The Company selects the level premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The Company sets the interest, mortality, and persistency assumptions in the year of issue and includes a provision for adverse deviation. The provision for adverse deviation is intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions. These liabilities are contingent upon the death of the insured while the policy is in force. The Company derives mortality assumptions from both company-specific and industry statistics. The Company discounts future benefits at interest rates that vary by year of policy issue. These rates are initially set to be consistent with portfolio rates at the time of issue, and are graded to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are set at the time each product is introduced and are not updated for actual experience unless the total product liability amount is determined to be inadequate to cover future policy benefits.

Policy and Contract Claims

Liabilities for policy and contract claims primarily represent liabilities for claims under group medical stop-loss and limited benefit medical insurance policies and are established on the basis of reported losses (case basis method). The Company also provides for claims incurred but not reported (IBNR), based on expected loss ratios, claims paying completion patterns and historical experience. The Company reviews estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are reflected in earnings. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR claim liability increases.

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

Income Taxes

Income taxes have been determined using the liability method. The provision for income taxes has two components: amounts currently payable or receivable and deferred income taxes. The deferred income taxes are calculated as the difference between the book and tax bases of the appropriate assets and liabilities and are measured using enacted tax rates. Deferred tax assets are recognized only to the extent that it is more likely than not that future taxable profits will be available. A valuation allowance is established where deferred tax assets cannot be recognized. See Note 13 for further discussion.

Adoption of New Accounting Pronouncements

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued Accounting Standards Update (ASU) 2010-26, Financial Services — Insurance (Topic 944) — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU limits the amount of deferrable acquisition costs to those directly related to the successful acquisition of an insurance contract and clarifies which costs are included in that definition. The Company’s adoption of this standard results in more distribution and new business processing and underwriting costs being expensed as incurred.

Under the new standard, the Company defers costs that are directly related to the successful acquisition of new or the renewal of insurance contracts. These costs primarily include commissions, premium taxes and premium based assessments, the portion of wholesaler distribution costs directly related to contract acquisition, third-party underwriting costs related to contracts that are successfully acquired, and a portion of the salaries and benefits related to employee time spent on the processing of successfully acquired new or renewal contracts. While the Company has restated DAC amortization to reflect the retrospective reduction in costs deferred, its policies and methodology for amortization have not changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The Company retrospectively adopted this standard on January 1, 2012. The Company believes retrospective adoption provides users the most useful financial information because it is comparable between financial periods. The Company has restated its financial information as of December 31, 2011 and for the years ended December 31, 2011 and 2010 in these financial statements, as shown below:

	As Previously Reported	Adjustment	As Adjusted
	As of December 31, 2011
Consolidated Balance Sheets
Deferred policy acquisition costs	$215.4	$(29.4)	$186.0
Deferred income tax liabilities, net	405.3	(10.3)	395.0
Retained earnings	664.7	(32.9)	631.8
Accumulated other comprehensive income, net of taxes	1,013.5	13.8	1,027.3

	For the Year Ended December 31, 2011
Consolidated Statements of Income
Other net realized investment gains (losses)	$21.1	$0.2	$21.3
Other underwriting and operating expenses	296.1	21.8	317.9
Amortization of deferred policy acquisition costs	84.6	(15.8)	68.8
Deferred income tax provision (benefit)	(6.6)	(2.0)	(8.6)
Net income	199.6	(3.8)	195.8
Net income per common share:
Basic	$1.45	$(0.03)	$1.42
Diluted	$1.45	$(0.03)	$1.42

Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(71.5)	$8.7	$(62.8)

Consolidated Statements of Cash Flows
Deferred income tax provision (benefit)	$(6.6)	$(2.0)	$(8.6)
Changes in deferred policy acquisition costs, net	(31.6)	5.8	(25.8)

	For the Year Ended December 31, 2010

Consolidated Statements of Income
Other net realized investment gains (losses)	$60.7	$0.3	$61.0
Other underwriting and operating expenses	256.7	23.2	279.9
Amortization of deferred policy acquisition costs	66.2	(12.1)	54.1
Deferred income tax provision (benefit)	30.5	(3.7)	26.8
Net income	200.9	(7.1)	193.8
Net income per common share:
Basic	$1.48	$(0.05)	$1.43
Diluted	$1.48	$(0.05)	$1.43

Consolidated Statements of Comprehensive Income
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements, net of taxes	$(57.0)	$3.0	$(54.0)

Consolidated Statements of Cash Flows
Deferred income tax provision (benefit)	$30.5	$(3.7)	$26.8
Changes in deferred policy acquisition costs, net	(61.7)	10.8	(50.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This ASU establishes common definitions of fair value and requirements for measurement and disclosure between GAAP and International Financial Reporting Standards (IFRS). The measurement principles are generally consistent with current GAAP and the changes did not have a material impact on our condensed financial statements. Enhanced disclosures include quantitative information about unobservable inputs to Level 3 measurements, when available; qualitative information about the sensitivity of Level 3 measurements to alternative inputs; and classification within the fair value hierarchy of all fair value measurements disclosed. The Company adopted this standard on January 1, 2012. See Note 6 for the Company’s disclosures related to fair value measurements. The Company did not have material Level 3 measurements as of December 31, 2012 or 2011.

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

ASU 2011-5 include certain requirements related to presentation of reclassifications, which were subsequently deferred indefinitely in December 2011, in ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Company adopted both standards on January 1, 2012 and included the statements of comprehensive income as separate statements in the consolidated financial statements.

In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires entities to report the effect of significant reclassifications out of AOCI on the respective line items in net income. The standard is effective prospectively for periods beginning after December 15, 2012, with early adoption permitted. The Company will adopt this standard on January 1, 2013 and, effective with the first quarter of 2013, will provide the additional disclosures.

Accounting Pronouncements Not Yet Adopted

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose information about offsetting and related arrangements to enable users to understand the effect of those arrangements on its financial position. The new disclosure requirements are effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application required. Effective with the first quarter 2013, the Company will provide the additional disclosures.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Scope Clarification of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope requirements to derivatives,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Similar to ASU 2011-11, the scope limitation is effective for annual and interim periods beginning on or after January 1, 2013, with retrospective application required.

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

The Company has issued equity instruments to employees that are included in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. Refer to Note 9 for discussion of these plans. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan are included in diluted earnings per share based on the application of the treasury stock method.

For the years ended December 31, 2012, 2011 and 2010, 2.650, 2.950 and 2.950 of stock options, respectively, were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive. Also, performance units granted during 2011 had the option to settle in cash or shares at the Company’s discretion. These units were excluded from the computation of diluted earnings per share because the Company has a historical practice of and intent to settle these awards in cash. Beginning in 2012, performance units granted are required to be settled in cash. Refer to Note 15 for discussion of the performance units.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Numerator:
Net income, as reported	$205.4	$195.8	$193.8

Denominator:
Weighted-average common shares outstanding — basic	138.018	137.491	135.609
Add: dilutive effect of certain equity instruments	0.006	0.012	0.009

Weighted-average common shares outstanding — diluted	138.024	137.503	135.618

Net income per common share:
Basic	$1.49	$1.42	$1.43
Diluted	$1.49	$1.42	$1.43

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

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$307.6	$4.8	$(0.9)	$311.5	$(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	(0.1)
Corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	(18.4)
Residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	—

Total fixed maturities	21,073.4	2,502.3	(56.7)	23,519.0	(30.1)
Marketable equity securities, available-for-sale	52.0	—	(2.4)	49.6	—

Total	$21,125.4	$2,502.3	$(59.1)	$23,568.6	$(30.1)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2011
Fixed maturities:
U.S. government and agencies	$82.0	$5.2	$—	$87.2	$(0.1)
State and political subdivisions	609.1	28.0	(1.8)	635.3	(0.1)
Corporate securities	14,795.4	1,570.8	(185.0)	16,181.2	(16.5)
Residential mortgage-backed securities	3,388.4	254.2	(17.6)	3,625.0	(33.9)
Commercial mortgage-backed securities	1,698.1	143.0	(4.1)	1,837.0	(2.6)
Other debt obligations	488.4	52.9	(1.8)	539.5	(4.1)

Total fixed maturities	21,061.4	2,054.1	(210.3)	22,905.2	(57.3)
Marketable equity securities, available-for-sale	52.4	0.2	(2.3)	50.3	—

Total	$21,113.8	$2,054.3	$(212.6)	$22,955.5	$(57.3)

The Company maintains a diversified portfolio of corporate fixed maturity securities across industries. The following table presents the composition of the Company’s corporate securities portfolio by sector:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Industrials	$3,324.8	19.3%	$3,197.4	19.8%
Consumer staples	2,785.1	16.2	2,710.7	16.8
Consumer discretionary	2,113.7	12.3	1,709.0	10.6
Utilities	1,921.9	11.2	1,926.3	11.9
Financials	1,873.3	10.9	1,879.3	11.6
Other	5,182.8	30.1	4,758.5	29.3

Total	$17,201.6	100.0%	$16,181.2	100.0%

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

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$205.7	$(0.9)	1	$—	$—	—
State and political subdivisions	42.5	(0.3)	11	35.6	(0.6)	4
Corporate securities	342.9	(5.8)	63	316.0	(45.6)	65
Residential mortgage-backed securities	73.9	(0.5)	15	38.0	(1.3)	24
Commercial mortgage-backed securities	9.9	—	6	30.5	(0.9)	11
Other debt obligations	38.9	(0.6)	4	4.0	(0.2)	4

Total fixed maturities	713.8	(8.1)	100	424.1	(48.6)	108
Marketable equity securities, available-for-sale	20.1	(0.8)	2	29.5	(1.6)	2

Total	$733.9	$(8.9)	102	$453.6	$(50.2)	110

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2011
Fixed maturities:
State and political subdivisions	$18.3	$(0.2)	2	$87.9	$(1.6)	11
Corporate securities	883.2	(50.9)	202	601.9	(134.1)	66
Residential mortgage-backed securities	72.5	(0.8)	27	166.1	(16.8)	26
Commercial mortgage-backed securities	40.0	(0.7)	5	54.6	(3.4)	18
Other debt obligations	80.4	(1.6)	9	14.0	(0.2)	4

Total fixed maturities	1,094.4	(54.2)	245	924.5	(156.1)	125
Marketable equity securities, available-for-sale	44.7	(1.2)	3	5.0	(1.1)	1

Total	$1,139.1	$(55.4)	248	$929.5	$(157.2)	126

Based on National Association of Insurance Commissioners (NAIC) ratings, as of December 31, 2012 and 2011, the Company held below-investment-grade fixed maturities with fair values of $1,279.2 and $1,508.1, respectively, and amortized costs of $1,241.3 and $1,583.7, respectively. These holdings amounted to 5.4% and 6.6% of the Company’s investments in fixed maturities at fair value as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The Company invests in certain structured securities, primarily consisting of mortgage-backed securities. The following table presents additional information about the composition of the Company’s investments in agency and non-agency mortgage-backed securities:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Agency mortgage-backed securities	$3,065.6	65.0%	$3,783.8	69.3%
Non-agency mortgage-backed securities:
Residential mortgage-backed securities:
Prime	237.7	5.0	272.8	5.0
Alt-A	81.8	1.7	89.4	1.6

Total non-agency residential mortgage-backed securities	319.5	6.7	362.2	6.6
Commercial mortgage-backed securities:
AAA	1,289.1	27.4	1,274.9	23.3
Below AAA	41.3	0.9	41.1	0.8

Total non-agency commercial mortgage-backed securities	1,330.4	28.3	1,316.0	24.1

Total non-agency mortgage-backed securities	1,649.9	35.0	1,678.2	30.7

Total mortgage-backed securities	$4,715.5	100.0%	$5,462.0	100.0%

Of the non-agency RMBS classified as Alt-A, 87.5% and 59.1% had an NAIC rating of 1 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had no mortgage-backed securities classified as subprime.

The following table summarizes the amortized cost and fair value of fixed maturities as of December 31, 2012, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$430.6	$439.4
Over one year through five years	3,807.8	4,120.3
Over five years through ten years	7,869.2	8,790.5
Over ten years	4,257.7	4,987.8
Residential mortgage-backed securities	2,755.5	3,007.8
Commercial mortgage-backed securities	1,538.2	1,707.7
Other asset-backed securities	414.4	465.5

Total fixed maturities	$21,073.4	$23,519.0

The following table summarizes the Company’s net investment income:

	For the Years Ended December 31,
	2012	2011	2010
Fixed maturities	$1,122.5	$1,151.9	$1,119.9
Marketable equity securities, available-for-sale	3.4	3.4	3.4
Marketable equity securities, trading	13.1	7.7	3.0
Mortgage loans	172.0	133.3	89.1
Policy loans	3.9	3.4	4.3
Investments in limited partnerships	(19.2)	(9.7)	(4.3)
Other	7.5	6.3	4.9

Total investment income	1,303.2	1,296.3	1,220.3
Investment expenses	(28.0)	(25.4)	(20.9)

Net investment income	$1,275.2	$1,270.9	$1,199.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table summarizes the Company’s net realized investment gains (losses):

	For the Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Fixed maturities:
Gross gains on sales	$54.3	$38.9	$31.3
Gross losses on sales	(27.0)	(8.1)	(10.1)
Net impairment losses recognized in earnings	(29.0)	(14.1)	(20.9)
Other (1)	3.2	7.5	16.5

Total fixed maturities	1.5	24.2	16.8
Marketable equity securities, trading (2)	36.7	(9.1)	32.6
Other invested assets	(7.8)	(4.3)	(5.0)
DAC/DSI adjustment	0.7	(3.6)	(4.3)

Net realized investment gains (losses)	$31.1	$7.2	$40.1

(1)	This includes net gains on calls and redemptions and changes in the fair value of the Company’s convertible securities held as of period end totaling $0.2, $(10.2), and $5.4 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company’s convertible securities totaled $75.2 and $85.4, respectively.
(2)	This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $37.7, $(7.5) and $34.5 for the years ended December 31, 2012, 2011 and 2010, respectively.

Other-Than-Temporary Impairments

The Company records OTTI charges in earnings on fixed maturities. The largest write-downs were from investments in the following sectors:

	As of December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Utilities	$14.8	51.0%	$0.9	6.4%	$2.2	10.5%
Consumer staples	7.1	24.5	—	—	0.8	3.8
Financial	4.0	13.8	3.5	24.8	8.3	39.7
Materials	1.7	5.9	4.9	34.8	—	—
Other	1.4	4.8	4.8	34.0	9.6	46.0

Net impairment losses recognized in earnings	$29.0	100.0%	$14.1	100.0%	$20.9	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

While all securities are monitored for impairment, the Company’s experience indicates that securities for which the cost or amortized cost exceeds fair value by less than 20% do not typically represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security, the Company considers, among other factors:

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

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale securities, after the recognition of OTTI:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$20.0	$(5.3)	$204.0	$(77.1)
6 consecutive months or more	49.6	(21.7)	56.0	(30.2)

Total underwater by 20% or more	69.6	(27.0)	260.0	(107.3)
All other underwater fixed maturities	1,068.3	(29.7)	1,758.9	(103.0)

Total underwater fixed maturities	$1,137.9	$(56.7)	$2,018.9	$(210.3)

Marketable equity securities, available-for-sale

Total underwater marketable equity securities, available-for-sale	$49.6	$(2.4)	$49.7	$(2.3)

There were no marketable equity securities recorded as available-for-sale underwater by 20% or more as of December 31, 2012 and 2011.

The Company reviewed its available-for-sale investments with unrealized losses as of December 31, 2012 and 2011 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in OCI were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$32.5	$68.0	$69.6
Increases recognized in the current period:
For which an OTTI was not previously recognized	10.0	1.9	12.3
For which an OTTI was previously recognized	2.1	3.6	3.0
Decreases attributable to:
Securities sold or paid down during the period	(6.9)	(41.0)	(16.9)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	(1.5)	—	—

Balance, end of period	$36.2	$32.5	$68.0

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Derivative Financial Instruments

Derivatives are instruments whose values are derived from underlying instruments, indices or rates; have a notional amount; and can be net settled. This may include derivatives that are embedded in financial instruments or in certain existing assets or liabilities. The Company is exposed to various risks relating to its ongoing business operations, primarily equity market risk, interest rate risk, and foreign currency exchange risk. The Company uses a variety of strategies to manage these risks, including the use of derivative instruments, primarily options, interest rate swaps and foreign currency forwards. The Company has established policies for managing each of these risks, including prohibitions on derivatives market-making and other speculative derivatives activities. See Note 2 for a description of the Company’s accounting policies for derivative financial instruments.

Equity Market Contracts

The Company uses call options based on the S&P 500® or a commodities-based index as part of our equity market risk management strategy. The Company offers a fixed indexed annuity contract that permits the holder to elect an interest rate return or an equity market component, where interest credited to the contract is linked to the performance of the S&P 500 or a commodities-based index. The Company purchases call options that are correlated to the portfolio allocation decisions of the contract holders, such that the Company is economically hedged with respect to equity returns for the current reset period. These derivatives do not qualify for hedge accounting.

Interest Rate Contracts

The Company uses interest rate swaps as part of its interest rate risk management strategy. In an interest rate swap, the Company agrees with other parties to exchange, at specified intervals, the difference between floating-rate and fixed-rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company primarily uses interest rate swaps to synthetically convert variable rate fixed maturities to fixed rate securities. These derivatives are designated and qualify as cash flow hedges.

Foreign Currency Contracts

The Company uses foreign currency swaps to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company holds. The Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed upon principal amount. Generally, the principal amount of each currency is exchanged at the maturity of the currency swap by each party. These derivatives are designated and qualify as cash flow hedges.

The Company uses foreign currency forwards as part of its foreign currency risk management strategy. The Company is invested in foreign currency denominated REITs and fixed maturities. In a foreign currency forward transaction, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. In general, the Company is selling a foreign currency and receiving U.S. dollars. These derivatives are not designated for hedge accounting.

Embedded Derivatives

The Company offers a fixed indexed annuity contract that permits the contract holder to elect an interest rate return or an equity market component, where interest credited to the contract is linked to the performance of the S&P 500 or a commodities-based index. Contract holders may elect to rebalance index options at renewal dates annually. As of each renewal date, the Company has the opportunity to re-price the indexed component by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

establishing participation rates, subject to minimum guarantees. These contracts contain an embedded derivative instrument that is bifurcated from the host contract for measurement purposes because it possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value recognized in net income.

Derivative Exposure

The Company’s risk of loss is typically limited to the fair value of our derivative instruments and not to the notional or contractual amounts of these derivatives. The following table sets forth the Company’s positions in derivative instruments:

	As of December 31, 2012			As of December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	$97.1	$9.8	$—	$97.1	$7.9	$—
Foreign currency swaps	112.8	—	4.3	—	—	—

Total derivatives designated as hedges	$209.9	$9.8	$4.3	$97.1	$7.9	$—

Derivatives not designated as hedges
Equity index options	$213.7	$5.0	$—	$53.5	$2.3	$—
Foreign currency forwards	125.2	0.5	0.7	8.3	0.3	—
Embedded derivatives	—	—	13.2	—	—	1.6

Total derivatives not designated as hedges	338.9	5.5	13.9	61.8	2.6	1.6

Total derivatives	$548.8	$15.3	$18.2	$158.9	$10.5	$1.6

The following table presents the components of gain (loss) recognized into OCI on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in OCI For the Years Ended December 31,			Gain (Loss) Reclassified from AOCI For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Interest rate swaps	$2.0	$8.0	$—	$2.2	$1.5	$—
Foreign currency swaps	(4.3)	—	—	—	—	—

Total	$(2.3)	$8.0	$—	$2.2	$1.5	$—

Amounts reclassified into net income were recorded in net investment income on the consolidated statements of income. The Company had no gain (loss) from the ineffective portion of cash flow hedging relationships for the years ended December 31, 2012, 2011 and 2010.

The Company expects to reclassify net gains of $2.2 from AOCI into net income in the next 12 months, which includes net deferrals on both discontinued hedges and on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table shows the effect of derivatives not designated as hedges on the consolidated income statements:

	Gain (Loss) Recognized in Income For the Years Ended December 31,
	2012	2011	2010
Equity index options	$0.4	$(1.4)	$0.3
Foreign currency forwards	(0.4)	0.5	—
Embedded derivatives	(1.2)	—	—

Total	$(1.2)	$(0.9)	$0.3

Collateral Arrangements

The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. Based on the net position at the end of each day, the Company determines collateral amounts required to be posted or received with the same counterparty under the same master netting agreement.

As of December 31, 2012 and 2011, the Company had no pledged collateral. As of December 31, 2012 and 2011, the Company received collateral of $14.0 and $10.2, respectively, which was included in cash and cash equivalents in the consolidated balance sheets.

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. All loans are underwritten consistently using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturities. As of December 31, 2012, 28.4% of our commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.3% were located in Texas and 10.0% were located in Washington.

Allowance for Mortgage Loans

The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable incurred but not specifically identified losses and, as needed, specific reserves for impaired loans. The allowance for losses on mortgage loans is evaluated as of each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses, the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

•	Lower Risk Loans – Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans – Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80%, and a DSCR of greater than 1.50.

•	Higher Risk Loans – Loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80%, and a DSCR of less than 1.50.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Specific reserves are established for impaired loans, for which the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, and for loans with terms modified in a troubled debt restructuring.

The following table sets forth the Company’s mortgage loans by risk category:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	% of Total	Carrying Value	% of Total
Lower Risk	$1,858.4	60.0%	$1,395.5	55.5%
Medium Risk	664.1	21.5	617.0	24.5
Higher Risk	573.9	18.5	504.7	20.0

Credit quality indicator total	3,096.4	100.0%	2,517.2	100.0%
Loans specifically evaluated for impairment (1)	4.8		8.3
Other (2)	(6.8)		(7.9)

Total	$3,094.4		$2,517.6

(1)	As of December 31, 2012 and 2011, reserve amounts of $0.0 and $0.3, respectively, were established for loans specifically evaluated for impairment.
(2)	Includes the allowance for loan losses and deferred fees and costs.

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated annually, primarily during the third quarter.

The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	As of December 31,
	2012	2011	2010
Allowance at beginning of period	$7.4	$7.1	$8.2
Provision for specific loans	1.9	0.3	—
Provision for loans not specifically identified	0.8	—	1.1
Charge-offs	(2.2)	—	(2.2)

Allowance at end of period	$7.9	$7.4	$7.1

Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was considered in default and assessed in our provision for specific loans; no other loans were considered non-performing at December 31, 2012. As of December 31, 2011 and 2010, no loans were considered non-performing.

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

The following tables present the fair value of the Company’s financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those accounted for at fair value on a recurring basis and those not carried at fair value but for which disclosure of fair value is required.

	As of December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$311.5	$311.5	$—	$311.5	$—	—%
State and political subdivisions	776.5	776.5	—	776.5	—	—
Corporate securities	17,201.6	17,201.6	—	17,162.7	38.9	0.2
Residential mortgage-backed securities	3,007.8	3,007.8	—	3,007.8	—	—
Commercial mortgage-backed securities	1,707.7	1,707.7	—	1,688.9	18.8	0.1
Other debt obligations	513.9	513.9	—	440.9	73.0	0.3

Total fixed maturities, available-for-sale	23,519.0	23,519.0	—	23,388.3	130.7	0.6
Marketable equity securities, available-for-sale	49.6	49.6	0.5	44.1	5.0	—
Marketable equity securities, trading	552.7	552.7	552.5	—	0.2	—
Investments in limited partnerships, private equity funds	28.6	28.6	—	—	28.6	0.1
Other invested assets	24.6	24.6	3.8	13.0	7.8	—

Total investments carried at fair value	24,174.5	24,174.5	556.8	23,445.4	172.3	0.7
Separate account assets	807.7	807.7	807.7	—	—	—

Total	$24,982.2	$24,982.2	$1,364.5	$23,445.4	$172.3	0.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,094.4	$3,370.5	$—	$—	$3,370.5
Investments in limited partnerships, tax credit investments	210.7	208.3	—	208.3	—
Cash and cash equivalents	130.8	130.8	130.8	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	10,596.7	10,610.9	—	—	10,610.9
Income annuities	6,585.9	8,386.3	—	—	8,386.3
Notes payable:
Capital Efficient Notes (CENts)	149.9	154.8	—	—	154.8
Senior notes	299.5	324.5	—	—	324.5

(1)	The carrying value of this balance excludes $5,885.9 of liabilities related to insurance contracts as of December 31, 2012.

	As of December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$87.2	$87.2	$—	$87.2	$—	—
State and political subdivisions	635.3	635.3	—	635.3	—	—
Corporate securities (1)	16,181.2	16,181.2	—	16,089.8	91.4	0.4%
Residential mortgage-backed securities	3,625.0	3,625.0	—	3,625.0	—	—
Commercial mortgage-backed securities	1,837.0	1,837.0	—	1,821.1	15.9	0.1
Other debt obligations (1)	539.5	539.5	—	459.6	79.9	0.3

Total fixed maturities, available-for-sale	22,905.2	22,905.2	—	22,718.0	187.2	0.8
Marketable equity securities, available-for-sale	50.3	50.3	0.5	44.8	5.0	—
Marketable equity securities, trading	381.7	381.7	381.1	—	0.6	—
Investments in limited partnerships, private equity funds	27.8	27.8	—	—	27.8	0.1
Other invested assets	15.8	15.8	2.8	8.2	4.8	—

Total investments carried at fair value	23,380.8	23,380.8	384.4	22,771.0	225.4	0.9
Separate account assets	795.8	795.8	795.8	—	—	—

Total	$24,176.6	$24,176.6	$1,180.2	$22,771.0	$225.4	0.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$2,517.6	$2,685.7	$—	$—	$2,685.7
Investments in limited partnerships, tax credit investments	199.1	202.6	—	202.6	—
Cash and cash equivalents	242.3	242.3	242.3	—	—
Financial liabilities:
Funds held under deposit contracts (2):
Deferred annuities	10,158.1	9,985.1	—	—	9,985.1
Income annuities	6,605.6	7,786.1	—	—	7,786.1
Notes payable:
Capital Efficient Notes (CENts)	149.9	138.0	—	—	138.0
Senior notes	299.3	304.8	—	—	304.8

(1)	These amounts include certain privately placed fixed maturities that are valued primarily using observable inputs. These securities, totaling $733.8, were included in Level 3 in the prior year financial statements. During the first quarter 2012, upon further evaluation and review of the valuation methodology, the Company determined that they are more appropriately reflected as Level 2 measurements as the unobservable inputs were not significant to the overall valuation. This evaluation did not result in a change to the fair value amounts reported.
(2)	The carrying value of this balance excludes $5,685.8 of liabilities related to insurance contracts as of December 31, 2011.

Financial Instruments Measured at Fair Value

Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of December 31, 2012 and 2011, respectively, pricing services provided prices for 96.2% and 95.9% of the Company’s fixed maturities.

The Company analyzes the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. The Company also performs procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing periodic due diligence procedures, including quarterly deep-dive analyses, monthly price fluctuation analyses, and corroboration of prices by obtaining secondary pricing quotes for selected securities. Based upon its analyses, the Company has not adjusted prices obtained from the pricing services.

The pricing services provide prices where observable inputs are available, utilizing evaluated pricing models that vary by asset class. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security. In these situations, the security’s fair value is determined using internal pricing models.

As of December 31, 2012, the Company had $819.6, or 3.5%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

investments in private placement securities resulted in the classification of $787.3, or 96.1%, as Level 2 measurements as of December 31, 2012. As of December 31, 2011, the Company had $936.4, or 4.1%, of its fixed maturities invested in private placement securities, of which $816.9, or 87.2%, were classified as Level 2 measurements.

Corporate Securities

As of December 31, 2012 and 2011, the fair value of the Company’s corporate securities classified as Level 2 measurements was $17,162.7 and $16,089.8, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of December 31, 2012			As of December 31, 2011
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant Security Sectors:
Industrials	$3,312.1	19.3%	218	$3,170.2	19.7%	208
Consumer staples	2,785.1	16.2	157	2,689.6	16.7	156
Consumer discretionary	2,113.2	12.3	167	1,708.6	10.6	146
Utilities	1,904.8	11.1	149	1,901.5	11.8	155
Weighted-average coupon rate	5.88%			6.09%
Weighted-average remaining years to contractual maturity	10.3			11.2

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

As of December 31, 2012, $675.1, or 3.9%, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.

Residential Mortgage-backed Securities

As of December 31, 2012 and 2011, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $3,007.8 and $3,625.0, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.67% and 4.87% as of December 31, 2012 and 2011, respectively. Agency securities comprised 89.4% and 90.0% of the Company’s Level 2 RMBS as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of December 31, 2012		As of December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$23.6	7.4%	$102.5	28.3%
AA through BBB	94.1	29.5	41.8	11.5
BB & below	201.8	63.1	217.9	60.2

Total non-agency RMBS	$319.5	100.0%	$362.2	100.0%

Non-agency RMBS with super senior subordination	$202.7	63.4%	$216.8	59.9%

As of December 31, 2012 and 2011, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.4% and 9.4%, respectively. As of December 31, 2012 and 2011, $127.7 and $152.3, or 40.0% and 42.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.

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

Commercial Mortgage-backed Securities

As of December 31, 2012 and 2011, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,688.9 and $1,821.1, respectively. The weighted-average coupon rate on these securities was 5.03% and 5.23% as of December 31, 2012 and 2011. The following table presents additional information about the composition of the underlying collateral of Level 2 CMBS securities:

	As of December 31, 2012	As of December 31, 2011
	% of Total	% of Total
Significant underlying collateral locations:
New York	20.1%	18.3%
California	12.0	13.0
Texas	7.5	7.5
Significant underlying collateral property types:
Retail shopping centers	32.4%	35.0%
Office buildings	31.9	29.7

The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 78.4% and 72.1% of Level 2 CMBS as of December 31, 2012 and 2011, respectively. The non-agency Level 2 CMBS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

had an estimated weighted-average credit enhancement of 29.9% and 29.2% as of December 31, 2012 and 2011, respectively, and 96.6% and 94.9% were in the most senior tranche as of December 31, 2012 and 2011, respectively.

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

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), certain nonredeemable preferred stocks, and investments in mutual funds. The securities primarily consist of investments in publicly traded companies, and Symetra mutual funds with published net asset values (NAVs). When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

Investments in Limited Partnerships

Investments in limited partnerships recorded at fair value are investments in private equity funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s NAV. The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to twelve years. As such, the Company classifies these securities as Level 3 measurements.

Separate Accounts

Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents additional information about assets measured at fair value on a recurring basis and for which significant unobservable inputs (Level 3) were utilized to determine fair value for the year ended December 31, 2012:

	Balance as of January 1, 2012	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Unrealized Gain (Loss) Included in:
						Net Income(3)	Other Comprehensive Income	Realized Gains (Losses)(3)	Balance as of December 31, 2012
Types of Investments:
Corporate securities	91.4	—	(14.4)	(38.6)	(0.5)	0.1	3.0	(2.1)	38.9
Commercial mortgage backed securities	15.9	—	—	6.3	(5.1)	—	1.7	—	18.8
Other debt obligations	79.9	—	—	13.9	(25.1)	—	3.8	0.5	73.0

Total fixed maturities, available-for-sale	187.2	—	(14.4)	(18.4)	(30.7)	0.1	8.5	(1.6)	130.7
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	9.5	—	—	(11.0)	1.3	—	1.0	28.6
Other invested assets	4.8	5.4	(3.1)	—	—	—	—	0.7	7.8

Total Level 3	$225.4	$14.9	$(17.5)	$(18.8)	$(41.7)	$1.4	$8.5	$0.1	$172.3

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $50.9 for the year ended December 31, 2012. Gross transfers out of Level 3 were $69.7 for the year ended December 31, 2012.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the year ended December 31, 2011:

	Balance as of January 1, 2011	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Unrealized Gain (Loss) Included in:		Realized Gains (Losses)(3)	Balance as of December 31, 2011
						Net Income(3)	Other Comprehensive Income
Types of Investments:
Corporate securities	$115.5	$1.0	$(9.8)	$(14.7)	$(7.1)	$(0.1)	$8.7	$(2.1)	$91.4
Commercial mortgage backed securities	19.1	—	—	—	(3.3)	—	0.1	—	15.9
Other debt obligations	90.1	—	(10.8)	—	(1.0)	—	4.0	(2.4)	79.9

Total fixed maturities, available-for-sale	224.7	1.0	(20.6)	(14.7)	(11.4)	(0.1)	12.8	(4.5)	187.2
Marketable equity securities, available-for-sale	1.8	—	—	—	—	—	3.2	—	5.0
Marketable equity securities, trading	0.6	—	(0.3)	1.5	(0.5)	(0.3)	—	(0.4)	0.6
Investments in limited partnerships	36.5	3.0	—	—	(17.5)	3.4	—	2.4	27.8
Other invested assets	3.8	2.0	(0.1)	—	0.2	0.6	—	(1.7)	4.8

Total Level 3	$267.4	$6.0	$(21.0)	$(13.2)	$(29.2)	$3.6	$16.0	$(4.2)	$225.4

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $1.6 for the year ended December 31, 2011. Gross transfers out of Level 3 were $14.8 for the year ended December 31, 2011.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income.

Other Financial Instruments Subject to Fair Value Disclosure Requirements

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $121.9 and $234.0 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, cash equivalents of $120.4 and $231.5, respectively, were held at a single highly-rated financial institution.

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

7. Deferred Policy Acquisition Costs and Deferred Sales Inducements

The following table provides a reconciliation of the beginning and ending balance for DAC:

	As of December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Unamortized balance at beginning of period (1)	$368.4	$342.5	$291.7
Deferral of acquisition costs	65.2	97.0	108.1
Adjustments related to investment (gains) losses	0.3	(2.3)	(3.2)
Amortization	(66.0)	(68.8)	(54.1)

Unamortized balance at end of period	367.9	368.4	342.5
Accumulated effect of net unrealized investment gains	(212.1)	(182.4)	(129.4)

Balance at end of period	$155.8	$186.0	$213.1

(1)	The restated accumulated effect of net unrealized investment gains as of January 1, 2010 was $(72.0).

The following table provides a reconciliation of the beginning and ending balance for DSI, which are included in other assets on the consolidated balance sheets:

	As of December 31,
	2012	2011	2010
Unamortized balance at beginning of period	$142.0	$105.8	$67.6
Capitalizations	49.7	68.3	59.6
Adjustments related to investment (gains) losses	0.3	(1.2)	(1.2)
Amortization	(38.6)	(30.9)	(20.2)

Unamortized balance at end of period	153.4	142.0	105.8
Accumulated effect of net unrealized investment gains	(128.6)	(87.8)	(44.0)

Balance at end of period	$24.8	$54.2	$61.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

8. Stockholders’ Equity

The components of accumulated other comprehensive income (loss) are as follows:

	Net unrealized gains on available- for-sale securities	OTTI on fixed maturities not related to credit losses	Net unrealized gains (losses) on cash flow hedges	Adjustment for deferred policy acquisition costs	Adjustment for deferred sales inducements	Deferred income taxes	Accumulated other comprehensive income
				(As adjusted)		(As adjusted)	(As adjusted)
Balance as of January 1, 2011	$925.7	$(76.2)	$(2.7)	$(129.4)	$(44.0)	$(235.8)	$437.6
Other comprehensive income	977.0	18.9	8.0	(53.0)	(43.8)	(317.4)	589.7

Balance as of December 31, 2011	$1,902.7	$(57.3)	$5.3	$(182.4)	$(87.8)	$(553.2)	$1,027.3

Balance as of January 1, 2012	$1,902.7	$(57.3)	$5.3	$(182.4)	$(87.8)	$(553.2)	$1,027.3
Other comprehensive income	574.6	27.2	(2.3)	(29.7)	(40.8)	(185.1)	343.9

Balance as of December 31, 2012	$2,477.3	$(30.1)	$3.0	$(212.1)	$(128.6)	$(738.3)	$1,371.2

The following table provides a reconciliation of changes in outstanding shares of common stock:

	Common Shares As of December 31,
	2012	2011	2010
Beginning Balance	118.637	118.216	92.729
Common stock, issued in initial public offering	—	—	25.260
Restricted stock issued, net	0.379	0.298	0.243
Employee stock purchase plan shares issued	0.142	0.124	0.033
Treasury stock (1)	(0.070)	(0.001)	(0.049)

Ending Balance	119.088	118.637	118.216

(1)	Represents shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The consolidated statements of comprehensive income presents the changes in unrealized gains and losses on available-for-sale securities, net of reclassification adjustments. The following table summarizes the adjustments to OCI for amounts reclassified from AOCI to net income during the period.

	For the Years Ended December 31,
	2012	2011	2010
Reclassifications included in net income for:
Net realized investments (gains) losses (net of taxes of $(13.5), $(5.3) and $(17.3))	$(24.9)	$(9.9)	$(32.2)
Other-than-temporary impairments (net of taxes of $12.3, $6.3 and $13.3)	23.0	11.7	24.8

Reclassifications included in net income	$(1.9)	$1.8	$(7.4)

9. Stock-Based Compensation

As of December 31, 2012, the Company had two stock-based compensation plans: the Symetra Financial Corporation Equity Plan, amended and restated on March 4, 2011, (the “Equity Plan”) and the Symetra Financial Corporation Employee Stock Purchase Plan, amended and restated on May 11, 2010, (the “Stock Purchase Plan”). Under the Equity Plan, the Company is authorized to issue various types of stock-based compensation to employees, directors and consultants. A total of 7.830 shares are authorized for issuance under the Equity Plan, and 4.296 equity instruments are available for future issuance as of December 31, 2012. The Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 0.870 shares are authorized for issuance under this plan. As of December 31, 2012, 0.572 shares are available for future issuance under the Stock Purchase Plan.

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

Stock-based compensation expense for restricted shares, recognized in other underwriting and operating expenses on the consolidated statements of income, was $3.5, $2.1, and $2.0 for the years ended December 31, 2012, 2011 and 2010, respectively. The related income tax benefit for the years ended December 31, 2012, 2011 and 2010 was $1.2, $0.7 and $0.7, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following table summarizes the Company’s restricted stock activity for the three years ended December 31, 2012:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2010	0.083	$13.08
Shares granted	0.274	12.25
Shares vested	(0.134)	12.92
Shares forfeited	(0.031)	12.53

Outstanding as of December 31, 2010	0.192	$12.61

Outstanding as of January 1, 2011	0.192	$12.61
Shares granted	0.314	13.78
Shares vested	(0.012)	12.89
Shares forfeited	(0.016)	13.14

Outstanding as of December 31, 2011	0.478	$13.15

Outstanding as of January 1, 2012	0.478	$13.15
Shares granted	0.433	10.09
Shares vested	(0.209)	12.38
Shares forfeited	(0.053)	11.35

Outstanding as of December 31, 2012	0.649	$11.50

The total fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was $2.6, $0.2 and $1.6, respectively.

As of December 31, 2012, unrecognized compensation cost for restricted stock was $3.9 and is expected to be recognized over the weighted average of 1.6 years.

Stock Options

The Company issued 2.950 options for the year ended December 31, 2010, with an exercise price of $28.00. These options vest on June 30, 2017 and expire one year thereafter. The weighted average fair value of awards granted during the year ended December 31, 2010 was $2.73 per share. No options were granted in 2012 or 2011. For the year ended December 31, 2012, 0.300 options were forfeited.

The Company measures compensation cost for stock awards at fair value on the grant date and recognizes such cost, net of estimated forfeitures, over the requisite service period (generally seven years). Stock options are valued using the Black-Scholes valuation model. The following table summarizes the weighted average assumptions used to value stock options issued:

For the Year Ended December 31, 2010
Expected term	7.5 years
Risk-free interest rate	2.0 - 2.7%
Dividend yield	1.6%
Volatility	45.6%

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

As of December 31, 2012 and 2011, 2.650 and 2.950 options were outstanding, none of which were exercisable. Stock-based compensation expense for stock options was $0.5 and $1.0 for the years ended December 31, 2012 and 2011, respectively, and the related tax benefit was $0.2 and $0.4.

Outstanding options have a remaining contractual term of 5.5 years and no intrinsic value as of December 31, 2012. As of December 31, 2012, unrecognized compensation cost for stock options was $3.7 and is expected to be recognized over the next 4.5 years.

Employee Stock Purchase Plan

Under the Company’s Stock Purchase Plan, eligible employees may purchase shares of the Company’s stock on quarterly purchase dates at an amount equal to 85% of the closing market price of the common stock. Compensation cost for employees is recognized for each three-month period between purchase dates, and is equal to the fair value of the discount received on the purchase of shares. Compensation cost recognized for employees under the Company’s Stock Purchase Plan for the years ended December 31, 2012, 2011 and 2010 was $0.2, $0.2 and $0.1, respectively.

10. Reinsurance

The Company participates in the industry practice of reinsuring portions of our insurance risk with reinsurance companies in order to diversify risk and manage loss exposure primarily in the Individual Life and Benefits segments.

For the individual life business, the Company has reinsurance agreements that limit the maximum claim on a single individual to $0.5 prior to 2012, and $1.0 for policies issued in 2012. The reinsurance agreements vary by product and policy issue year. Most of the reinsurance recoverable relates to future policy benefits and is covered by coinsurance agreements where the reinsurer reimburses the Company based on a percentage of claims, which ranges from 50% to 90%, as specified in the reinsurance contracts.

The Company reinsures 40% of its group life risk and capped its liability at $0.5 per individual, per line of coverage. The Company reinsures 40% and 90%, respectively, of its short-term and long-term disability risk. The Company reinsures all of its exposure to medical stop loss claims in excess of $1.1.

The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. As of December 31, 2012, $119.6, or 40.0%, of the reinsurance recoverable was related to one reinsurer. The Company analyzes reinsurance recoverables according to the credit ratings of its reinsurers and is not aware of any major reinsurers currently experiencing financial difficulties. Of the total amount due from reinsurers as of both December 31, 2012 and 2011, 99.6% were with reinsurers rated A- or higher by A.M. Best. The Company had no write-offs or reserve for uncollectible reinsurance in 2012, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Reinsurance recoverables are composed of the following amounts:

	As of December 31,
	2012	2011
Life insurance
Reinsurance recoverables on:
Funds held under deposit contracts	$89.1	$85.5
Future policy benefits	142.9	140.2
Paid claims, expense allowance and premium tax recoverables	2.8	6.6
Policy and contract claims	4.5	5.2

Total life insurance and annuities	239.3	237.5
Accident and health insurance
Reinsurance recoverables on:
Future policy benefits	53.4	52.0
Paid claims, expense allowance and premium tax recoverables	3.7	1.6
Policy and contract claims	5.7	4.5

Total accident and health insurance	62.8	58.1

Total reinsurance recoverables	$302.1	$295.6

The following table sets forth net life insurance in force:

	As of December 31,
	2012	2011	2010
Direct life insurance in force	$55,750.6	$54,073.0	$54,762.3
Amounts assumed from other companies	215.5	219.8	204.2
Amounts ceded to other companies	(24,153.4)	(23,385.9)	(23,887.4)

Net life insurance in force	$31,812.7	$30,906.9	$31,079.1

Percentage of amount assumed to net	0.68%	0.71%	0.66%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The effect of reinsurance on premiums and policy fees, contract charges, and other was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Premiums:
Direct:
Accident and health	$567.1	$457.1	$439.1
Life insurance	86.4	85.9	87.7

Total	653.5	543.0	526.8
Assumed:
Accident and health (1)	16.2	56.4	0.5
Life insurance	0.1	0.1	0.1

Total	16.3	56.5	0.6
Ceded:
Accident and health	(23.6)	(19.9)	(13.2)
Life insurance	(41.2)	(39.1)	(41.2)

Total	(64.8)	(59.0)	(54.4)

Total premiums	605.0	540.5	473.0

Policy fees and contract charges:
Direct life insurance	124.7	118.2	112.0
Ceded life insurance	(5.4)	(5.6)	(5.6)

Total policy fees and contract charges (2)	119.3	112.6	106.4

Total premiums and other amounts assessed to policyholders	$724.3	$653.1	$579.4

Percentage of assumed to total premiums and other amounts assessed to policyholders (1)	2.25%	8.65%	0.10%

(1)	The increase in assumed accident and health premiums and the percentage of assumed to total premiums and other amounts assessed to policyholders in 2011 is related to the reinsurance agreement executed with American United Life Insurance Company (AUL) during 2011.
(2)	Total policy fees and contract charges represents amounts charged to policyholders other than premiums and recorded in policy fees, contract charges and other on the consolidated statements of income. This primarily consists of costs of insurance charges. Ceded reinsurance reduced policyholder benefits and claims by $63.9, $55.6 and $51.0 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

11. Policy and Contract Claims

The following table provides a reconciliation of the beginning and ending reserve balances for policy and contract claims:

	As of December 31,
	2012	2011 (1)	2010 (1)
Balance as of January 1	$170.9	$116.6	$125.6
Less: reinsurance recoverables	9.7	3.8	8.5

Net balance as of January 1	161.2	112.8	117.1
Assumed related to AUL transaction	—	37.0	—
Incurred related to insured events of:
The current year	454.0	403.4	350.4
Prior years	(9.5)	(12.3)	(3.6)

Total incurred	444.5	391.1	346.8
Paid related to insured events of:
The current year	310.9	282.6	238.4
Prior years	142.8	97.1	112.7

Total paid	453.7	379.7	351.1

Net balance as of December 31	152.0	161.2	112.8
Add: reinsurance recoverables	10.2	9.7	3.8

Balance as of December 31	$162.2	$170.9	$116.6

(1)	In 2012, the Company refined its methodology for identifying the incurred date of medical stop-loss claims. The information for 2011 and 2010 has been updated to reflect this refined methodology, and there was no impact to the total claims incurred or paid in either year.

The Company uses estimates in determining its liability for policy and contract claims. These estimates are based on historical claim payment patterns and expected loss ratios to provide for the inherent variability in claim patterns and severity. For the year ended December 31, 2012, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, primarily related to the favorable experience related to the business we assumed in July 2011. For the year ended December 31, 2011, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, offset by higher than expected individual life claims. For the year ended December 31, 2010, the change in prior year incurred claims was primarily due to slightly lower than expected individual life and medical stop-loss claims.

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

In connection with the offering of the CENts, the Company entered into a “replacement capital covenant” for the benefit of the holders of the senior notes (see below). Under the terms of the replacement capital covenant, the Company may not redeem or repay the CENts prior to October 15, 2047 unless the redemption or repayment is financed from the offering of replacement capital securities, as specified in the covenant.

Senior Notes Due 2016

On March 30, 2006, the Company issued $300.0 of 6.125% senior notes due on April 1, 2016, which were issued at a discount yielding $298.7. Interest on the senior notes is payable semi-annually in arrears. The effective interest rate on the senior notes is 6.11%, including the impact of a related terminated cash flow hedge.

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

Effective December 14, 2011, concurrently with entry into the unsecured revolving line of credit agreement referenced above, the Company terminated its prior $200.0 credit agreement, dated August 16, 2007, which was set to mature on August 16, 2012. At termination, the Company had no borrowings outstanding under the credit agreement and was in compliance with all covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

As of December 31, 2012 and 2011, and during the years ended December 31, 2012, 2011 and 2010, the Company had no borrowings outstanding under its revolving credit facilities and was in compliance with all covenants.

13. Income Taxes

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns have been examined and closing agreements have been executed with the Internal Revenue Service, or the statute of limitations has expired for all tax periods through December 31, 2008. The Company is not currently subject to any state income tax exams.

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to income from operations before income taxes and the provision for income taxes were as follows:

	For the Years Ended December 31,
	2012		2011		2010
			(As adjusted)		(As adjusted)
Income from operations before income taxes	$270.1		$273.2		$278.3
Computed “expected” tax expense	94.5	35.0%	95.6	35.0%	97.4	35.0%
Tax credit investment credits	(33.5)	(12.4)	(17.3)	(6.3)	(10.9)	(3.9)
Separate account dividend received deduction	(1.1)	(0.4)	(1.1)	(0.4)	(1.1)	(0.4)
Adjustment to deferred taxes	4.7	1.7	—	—	—	—
Other	0.1	0.1	0.2	—	(0.9)	(0.3)

Provision for income taxes	$64.7	24.0%	$77.4	28.3%	$84.5	30.4%

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities were as follows:

	As of December 31,
	2012	2011
		(As adjusted)
Deferred income tax assets:
Adjustments to life policy liabilities	$265.3	$299.0
Capitalization of policy acquisition costs	60.6	60.0
Intangibles	1.5	8.6
Performance share plan and performance units	2.2	1.0
Other liabilities accruals	1.4	2.4
Non-life net operating loss	20.7	15.6
Other	7.5	8.7

Total deferred income tax assets	359.2	395.3
Deferred income tax liabilities:
Deferred policy acquisition costs	128.8	128.9
Basis adjustment on securities	118.0	106.8
Unrealized gains on investment securities (net of DAC and DSI adjustment: $74.2 and $63.8, respectively)	738.3	553.1
Other	3.0	1.5

Total deferred income tax liabilities	988.1	790.3

Net deferred income tax liability	$628.9	$395.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Included in the 2012 deferred tax assets were gross federal net operating loss carry-forwards attributable to the non-life companies in the amount of $59.2, due to expire under current law during 2027 through 2032. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based on an analysis of the Company’s tax position, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2012 and 2011.

The Company includes penalties and interest accrued related to unrecognized tax benefits in the calculation of income tax expense. As of December 31, 2012, the Company has no unrecognized tax benefits and does not expect significant changes within the next year.

14. Commitments and Contingencies

Investments in Limited Partnerships

The Company invests in limited partnership interests related to tax credit investments. The Company unconditionally committed to provide capital contributions for these investments of $296.8, of which $34.0 was related to partnerships entered into during the year ended December 31, 2012. Capital contributions of $256.2 were paid as of December 31, 2012, with the remaining expected cash capital contributions as follows:

Expected Capital Contributions
2013	$34.9
2014	5.1
2015	—
Thereafter	0.6

Total expected capital contributions	$40.6

The Company has also committed to invest up to $62.5 in private equity funds, of which the Company has remaining commitments of $16.4 as of December 31, 2012. The remaining term of these commitments ends in 2016. The Company will provide capital contributions to the partnerships, up to the committed amount, at the discretion of the general partners, subject to certain contribution limits.

Leases

The Company has office space and certain equipment under leases that expire at various dates through 2022, subject to certain renewal options. The Company accounts for these leases as operating leases.

Future minimum lease commitments, including cost escalation clauses, for the next five years and thereafter are as follows:

Lease Payments
2013	$9.2
2014	8.9
2015	5.6
2016	1.0
2017	0.9
Thereafter	2.3

Total	$27.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Rent expense was $8.4, $7.7, and $7.1 for the years ended December 31, 2012, 2011 and 2010, respectively.

Unclaimed Property Inquiries

During late 2012, the Company’s life insurance subsidiaries received notice of an audit on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of abandoned or unclaimed money or property. Also in late 2012, the Company received notice regarding a market conduct examination focused on its three insurance subsidiaries’ life insurance and annuity claims settlement practices, including practices related to handing of unclaimed property. The audit and examination have not yet started. The Company believes it is reasonably possible that the audit and examination activity could result in payments of interest, fines or penalties. The Company is not currently able to estimate the loss or range of loss of these matters.

Litigation

Because of the nature of the business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of December 31, 2012, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Other Commitments

The Company has a service agreement with a third party service provider to outsource the majority of its information technology infrastructure. The initial term of the service agreement expires in July 2014, subject to early termination in certain cases, with two one-year extensions at the Company’s election. Under the terms of the service agreement, the Company agreed to pay an annual fixed service fee ranging from $10.6 to $11.4 for five years. The Company incurred service fee expenses of $13.6, $12.3 and $12.0 for the years ended December 31, 2012, 2011 and 2010, respectively, which included the fixed fee as well as a variable fee based on usage.

As of December 31, 2012 and 2011, unfunded mortgage loan commitments were $64.4 and $105.1, respectively. The Company had no other material commitments or contingencies as of December 31, 2012 and 2011.

15. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan for all eligible employees that includes matching a participant’s contributions up to 6% of eligible compensation. The expense for the matching contributions was $6.2, $5.4 and $4.8 for the years ended December 31, 2012, 2011 and 2010, respectively.

Equity Plan

Under the Equity Plan, the Company has the ability to issue various types of awards, including restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares, performance units and other types of awards at the discretion of the board of directors.

During 2012, 2011 and 2010, the Company granted 0.076, 0.065 and 0.072 performance units, respectively, to various members of management under the Equity Plan. The value of each performance unit is determined at the discretion of the Company’s board of directors based on the success of the Company over a three-year period. These are accounted for as liability awards, as the Company intends or is required to settle such awards in cash. The Company recognized $4.7, $2.5 and $1.5 in expense related to performance units granted under the Equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Plan for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also granted restricted stock and stock options under the Equity Plan, as discussed in Note 9.

16. Dividends

The Company’s insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay to their parent company in any consecutive 12-month period without regulatory approval. Accordingly, based on statutory limits as of December 31, 2011, the Company was eligible to receive dividends from its directly owned insurance subsidiary, Symetra Life Insurance Company, during 2012 without obtaining regulatory approval as long as the aggregate dividends paid over the twelve months preceding any dividend payment date in 2012 did not exceed $182.3. The total amount of dividends received by the Company from Symetra Life Insurance Company during 2012 was $80.0. Based on state regulations as of December 31, 2012, the Company is eligible to receive dividends from Symetra Life Insurance Company during 2013 without obtaining regulatory approval as long as the aggregate dividends paid over the 12 months preceding any dividend payment date in 2013 do not exceed $282.2. More information about the capital requirements of the Company’s insurance subsidiaries can be found in Note 17.

There are no regulatory restrictions on the ability of Symetra Financial Corporation to pay dividends. The declaration and payment of future dividends to common stock and warrant holders will be at the discretion of the Company’s board of directors and will be dependent on, and may be limited by many factors including the receipt of dividends from the Company’s insurance subsidiaries, the capital requirements of the Company’s insurance subsidiaries, the Company’s financial conditions and operating results, compliance with covenants of the Company’s revolving credit facility, the Company’s credit and financial strength ratings, and such other factors as the board of directors deems relevant. More information about the covenants of the Company’s revolving credit facility can be found in Note 12.

17. Statutory-Basis Information

The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as accounting for investments, certain assets and deferred taxes on a different basis. Permitted statutory accounting practices encompass all accounting practices not so prescribed, which have been specifically allowed by state insurance authorities. The Company’s insurance subsidiaries have no material permitted accounting practices.

The statutory net income (loss) and statutory capital and surplus for the Company’s insurance subsidiaries are as follows:

	For the Years Ended December 31,
	2012	2011	2010
Statutory net income (loss):
Symetra Life Insurance Company	$252.3	$155.8	$194.5
First Symetra National Life Insurance Company of New York	12.5	5.2	7.9
Symetra National Life Insurance Company	0.0	(0.3)	0.5

Statutory capital and surplus:
Symetra Life Insurance Company (1)	$1,912.6	$1,822.8	$1,752.3
First Symetra National Life Insurance Company of New York	85.9	74.6	68.6
Symetra National Life Insurance Company	9.5	9.5	10.8

(1)	Symetra Life Insurance Company’s surplus includes the surplus of its two wholly owned subsidiaries, First Symetra National Life Insurance Company of New York and Symetra National Life Insurance Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Each of the insurance subsidiaries’ state of domicile imposes minimum risk–based capital (RBC) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to the financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified correction action. As of December 31, 2012 and 2011 each of the Company’s insurance subsidiaries exceeded the minimum RBC requirements of 200%, and maintained risk-based capital ratios in excess of 485%. The Company’s insurance subsidiaries’ minimum statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $461.3 at December 31, 2012, of which 97.0% was attributable to Symetra Life Insurance Company.

The Company’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the payment of dividends to their parent company. More information on the restrictions on the payment of dividends can be found in Note 16.

18. Related Parties

The Company has an Investment Management Agreement, amended and restated on June 1, 2011, with White Mountains Advisors, LLC (WMA), a subsidiary of White Mountains Insurance Group, Ltd. White Mountains Insurance Group, Ltd. is a related party who beneficially owns 26.888 shares of the Company’s common stock, including warrants exercisable for 9.488 shares. This agreement, as amended, provides for investment advisory services related to the Company’s invested assets and portfolio management services. Expenses amounted to $16.0, $15.5, and $14.1 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, amounts due to WMA were $3.9 and $4.0, respectively.

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

The primary segment profitability measure that management uses is segment pre-tax adjusted operating income (loss), which is calculated by adjusting income (loss) from operations before federal income taxes to exclude net realized investment gains (losses), and for the Deferred Annuities’ segment, to include the net investment gains (losses) on the fixed indexed annuity (FIA) product.

When evaluating segment pre-tax adjusted operating income (loss) in the Deferred Annuities’ segment, management includes the net investment gains (losses) from the FIA hedging program and changes in the fair value of the related FIA embedded derivative. The FIA hedging program consists of buying S&P 500 Index call options to hedge the equity return component of FIA products. These options do not qualify for hedge accounting treatment, and net gains (losses) from the options are recorded in net realized investment gains (losses). Because the interest earned on the Company’s FIA product is included as a component of interest credited, it is more meaningful to evaluate results inclusive of the results of this hedging program.

Benefits Division

•

Benefits. Benefits offers the following products and related services: medical stop-loss insurance, limited benefit medical insurance, group life insurance, accidental death and dismemberment insurance and disability income insurance mainly to employer groups.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

Retirement Division

•	Deferred Annuities. Deferred Annuities offers fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•

Income Annuities. Income Annuities offers single premium immediate annuities, or SPIAs, to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement. In addition, Income Annuities services our block of structured settlement policies sold to fund third party personal injury settlements. The Company discontinued structured settlement sales in December 2012. In addition, Income Annuities offers funding services options to existing structured settlement clients.

Individual Life Division

•	Individual Life. Individual Life offers a wide array of insurance products such as universal life insurance, including BOLI, and term life insurance.

Non-Operating

•

Other. This segment consists of unallocated corporate income, composed primarily of investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

The accounting policies of the segments are the same as those described in Note 2, except for the method of capital allocation. The Company has an internally developed risk-based capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. This model accounts for the unique and specific nature of the risks inherent in the Company’s segments and a portion of net investment income on surplus investments are allocated to the segments based on the level of allocated capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Year Ended December 31, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$568.8	$—	$—	$36.2	$—	$605.0
Net investment income	21.7	547.2	409.9	284.4	12.0	1,275.2
Policy fees, contract charges, and other	11.1	20.7	6.8	129.6	21.7	189.9
Net realized gains (losses) — FIA	—	0.1	—	—	—	0.1

Total operating revenues	601.6	568.0	416.7	450.2	33.7	2,070.2

Benefits and expenses:
Policyholder benefits and claims	370.3	—	—	68.7	—	439.0
Interest credited	—	330.7	346.0	258.2	(2.1)	932.8
Other underwriting and operating expenses	160.8	80.3	22.6	67.7	29.1	360.5
Interest expense	—	—	—	—	32.8	32.8
Amortization of DAC	—	54.3	3.1	8.6	—	66.0

Total benefits and expenses	531.1	465.3	371.7	403.2	59.8	1,831.1

Segment pre-tax adjusted operating income (loss)	$70.5	$102.7	$45.0	$47.0	$(26.1)	$239.1

Operating revenues	$601.6	$568.0	$416.7	$450.2	$33.7	$2,070.2
Add: Net realized investment gains (losses), excluding FIA	(0.1)	4.3	9.4	(5.9)	23.3	31.0

Total revenues	601.5	572.3	426.1	444.3	57.0	2,101.2
Total benefits and expenses	531.1	465.3	371.7	403.2	59.8	1,831.1

Income (loss) from operations before income taxes	$70.4	$107.0	$54.4	$41.1	$(2.8)	$270.1

As of December 31, 2012:
Total investments	$16.0	$11,594.1	$7,476.2	$6,107.3	$2,362.8	$27,556.4
Deferred policy acquisition costs	—	62.1	45.0	48.7	—	155.8
Goodwill	31.1	—	—	—	—	31.1
Separate account assets	—	723.3	—	84.4	—	807.7
Total assets	181.8	12,562.4	7,672.9	6,598.5	2,445.3	29,460.9
Future policy benefits, losses, claims and loss expense (1)	210.1	11,050.3	6,557.5	5,828.2	(24.8)	23,621.3
Other policyholders’ funds	21.3	13.1	9.1	63.2	7.2	113.9
Notes payable	—	—	—	—	449.4	449.4

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	For the Year Ended December 31, 2011
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$501.1	$—	$—	$39.4	$—	$540.5
Net investment income	18.1	527.6	413.1	288.5	23.6	1,270.9
Policy fees, contract charges, and other	14.1	20.3	1.8	124.1	20.4	180.7
Net realized gains (losses) — FIA	—	(1.4)	—	—	—	(1.4)

Total operating revenues	533.3	546.5	414.9	452.0	44.0	1,990.7

Benefits and expenses:
Policyholder benefits and claims	316.1	0.2	—	65.1	—	381.4
Interest credited	—	322.5	353.0	253.0	(2.6)	925.9
Other underwriting and operating expenses	138.1	68.7	24.3	61.6	25.2	317.9
Interest expense	—	—	—	—	32.1	32.1
Amortization of DAC	—	59.3	2.5	7.0	—	68.8

Total benefits and expenses	454.2	450.7	379.8	386.7	54.7	1,726.1

Segment pre-tax adjusted operating income (loss)	$79.1	$95.8	$35.1	$65.3	$(10.7)	$264.6

Operating revenues	$533.3	$546.5	$414.9	$452.0	$44.0	$1,990.7
Add: Net realized investment gains (losses), excluding FIA	(0.1)	7.4	5.9	1.4	(6.0)	8.6

Total revenues	533.2	553.9	420.8	453.4	38.0	1,999.3
Total benefits and expenses	454.2	450.7	379.8	386.7	54.7	1,726.1

Income (loss) from operations before income taxes	$79.0	$103.2	$41.0	$66.7	$(16.7)	$273.2

As of December 31, 2011:
Total investments	$41.3	$10,681.4	$7,271.9	$5,893.5	$2,283.6	$26,171.7
Deferred policy acquisition costs	—	93.8	37.9	54.3	—	186.0
Goodwill	30.4	—	—	—	—	30.4
Separate account assets	—	713.8	—	82.0	—	795.8
Total assets	201.0	11,787.9	7,403.5	6,383.5	2,407.4	28,183.3
Future policy benefits, losses, claims and loss expense (1)	212.7	10,599.8	6,594.8	5,631.2	(26.9)	23,011.6
Other policyholders’ funds	17.5	13.3	13.5	77.9	6.8	129.0
Notes payable	—	—	—	—	449.2	449.2

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

	For the Year Ended December 31, 2010
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
	(As adjusted)
Operating revenues:
Premiums	$433.2	$—	$—	$39.8	$—	$473.0
Net investment income	18.7	462.9	422.7	271.3	23.8	1,199.4
Policy fees, contract charges, and other	11.7	19.3	0.8	118.3	16.2	166.3
Net realized gains (losses) — FIA	—	0.3	—	—	—	0.3

Total operating revenues	463.6	482.5	423.5	429.4	40.0	1,839.0

Benefits and expenses:
Policyholder benefits and claims	281.3	0.1	—	53.7	—	335.1
Interest credited	—	293.6	366.3	242.7	(3.1)	899.5
Other underwriting and operating expenses	111.1	68.1	22.0	56.1	22.6	279.9
Interest expense	—	—	—	—	31.9	31.9
Amortization of DAC	—	48.4	2.0	3.7	—	54.1

Total benefits and expenses	392.4	410.2	390.3	356.2	51.4	1,600.5

Segment pre-tax adjusted operating income (loss)	$71.2	$72.3	$33.2	$73.2	$(11.4)	$238.5

Operating revenues	$463.6	$482.5	$423.5	$429.4	$40.0	$1,839.0
Add: Net realized investment gains (losses), excluding FIA	(0.2)	11.9	26.6	2.0	(0.5)	39.8

Total revenues	463.4	494.4	450.1	431.4	39.5	1,878.8
Total benefits and expenses	392.4	410.2	390.3	356.2	51.4	1,600.5

Income (loss) from operations before income taxes	$71.0	$84.2	$59.8	$75.2	$(11.9)	$278.3

As of December 31, 2010:
Total investments	$94.7	$8,996.7	$6,824.6	$5,419.6	$2,164.6	$23,500.2
Deferred policy acquisition costs	—	126.9	31.2	55.0	—	213.1
Goodwill	28.4	—	—	—	—	28.4
Separate account assets	—	791.1	—	90.6	—	881.7
Total assets	222.8	10,225.7	6,931.7	5,944.5	2,275.3	25,600.0
Future policy benefits, losses, claims and loss expense (1)	170.3	9,228.2	6,668.8	5,427.7	(26.7)	21,468.3
Other policyholders’ funds	11.8	15.5	8.0	81.9	6.0	123.2
Notes payable	—	—	—	—	449.0	449.0

(1)	This includes funds held under deposit contracts, future policy benefits, and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

20. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for years ended December 31, 2012 and 2011 are summarized in the table below.

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2012:
Total revenues	$543.0	$508.4	$529.0	$520.8
Total benefits and expenses	441.7	451.0	461.5	476.9

Income from operations before income taxes	101.3	57.4	67.5	43.9
Net income	75.4	43.8	55.2	31.0
Net income per common share:
Basic (1)	$0.55	$0.32	$0.40	$0.22
Diluted (1)	$0.55	$0.32	$0.40	$0.22
2011:
Total revenues, as adjusted	$491.2	$491.6	$454.9	$561.6
Total benefits and expenses, as adjusted	416.8	409.3	444.3	455.7

Income from operations before income taxes, as adjusted	74.4	82.3	10.6	105.9
Net income, as adjusted	53.5	58.1	10.5	73.7
Net income per common share:
Basic, as adjusted (1)	$0.39	$0.42	$0.08	$0.54
Diluted, as adjusted (1)	$0.39	$0.42	$0.08	$0.54

(1)	Quarterly earnings per share amounts may not add up to the full year amounts due to share weighting and rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

The following tables present the effects of the Company’s retrospective adoption of a new accounting principle on previously reported quarterly financial information for 2011:

	As Previously Reported	Adjustment	As Adjusted
For the Three Months Ended March 31, 2011
Total revenues	$491.2	$—	$491.2
Total benefits and expenses	414.7	2.1	416.8

Income from operations before income taxes	76.5	(2.1)	74.4
Net income	54.9	(1.4)	53.5
Net income per common share:
Basic	$0.40	$(0.01)	$0.39
Diluted	$0.40	$(0.01)	$0.39
For the Three Months Ended June 30, 2011
Total revenues	$491.6	$—	$491.6
Total benefits and expenses	407.3	2.0	409.3

Income from operations before income taxes	84.3	(2.0)	82.3
Net income	59.4	(1.3)	58.1
Net income per common share:
Basic	$0.43	$(0.01)	$0.42
Diluted	$0.43	$(0.01)	$0.42
For the Three Months Ended September 30, 2011
Total revenues	$454.7	$0.2	$454.9
Total benefits and expenses	443.1	1.2	444.3

Income from operations before income taxes	11.6	(1.0)	10.6
Net income	11.1	(0.6)	10.5
Net income per common share:
Basic	$0.08	$—	$0.08
Diluted	$0.08	$—	$0.08
For the Three Months Ended December 31, 2011
Total revenues	$561.6	$—	$561.6
Total benefits and expenses	455.0	0.7	455.7

Income from operations before income taxes	106.6	(0.7)	105.9
Net income	74.2	(0.5)	73.7
Net income per common share:
Basic	$0.54	$—	$0.54
Diluted	$0.54	$—	$0.54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a— 15(e) of the 1934 Act, as of December 31, 2012. Based on this evaluation our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management of Symetra Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Symetra Financial Corporation

We have audited Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symetra Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symetra Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symetra Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 26, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information called for by Item 10 will be set forth in the definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders, under the captions “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Directors, Executive Officers and Former Executive Officers of Symetra Financial Corporation

Set forth below is a list of the directors, executive officers and a former executive officer of Symetra as of February 20, 2013. The positions listed are of Symetra unless otherwise indicated.

Name	Age	Positions
Lowndes A. Smith	73	Director, Chairman of the Board
Thomas M. Marra	54	Director, President and Chief Executive Officer
Margaret A. Meister	48	Executive Vice President and Chief Financial Officer
Tommie D. Brooks	42	Senior Vice President and Chief Actuary
David S. Goldstein	57	Senior Vice President and General Counsel and Secretary
Christine A. Katzmar Holmes	54	Senior Vice President — Human Resources and Administration
George N. McKinnon	54	Senior Vice President and Chief Information Officer
Michael W. Fry	51	Executive Vice President — Benefits Division, Symetra Life Insurance Company
Daniel R. Guilbert	39	Executive Vice President — Retirement Division, Symetra Life Insurance Company
Craig R. Raymond	51	Senior Vice President and Chief Strategy Officer
Jonathan E. Curley	59	Former Executive Vice President — Life Division, Symetra Life Insurance Company
Peter S. Burgess	70	Director
David T. Foy	46	Director
Lois W. Grady	68	Director
Sander M. Levy	51	Director
Robert R. Lusardi	56	Director

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

Thomas M. Marra has been a director, Chief Executive Officer and President of Symetra since June 2010 and director and President of Symetra Life Insurance Company since June 2010. He is also an officer and director of various affiliates of Symetra. Prior to joining Symetra, Mr. Marra served as Senior Advisor at the Boston Consulting Group in the North America Financial Services division from September 2009 until May 2010. Beginning in 1980, when he was an actuarial student, and until July 2009, Mr. Marra was with The Hartford Financial Services Group, Inc. (“The Hartford”). While at The Hartford, Mr. Marra held increasingly senior positions, most recently as President and Chief Operating Officer, as well as holding various directorships with the parent company and its subsidiaries. He is a Trustee of Symetra Mutual Funds Trust overseeing three investment portfolios. Mr. Marra is a past Chairman of the Board of the American Council of Life Insurers and of the Insured Retirement Institute. Mr. Marra is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He received his B.S. degree from St. Bonaventure University.

Margaret A. Meister has been Executive Vice President and Chief Financial Officer of Symetra since February 2006 and Executive Vice President and Chief Financial Officer of Symetra Life Insurance Company since March 2006. In addition, Ms. Meister serves as the Chief Risk Officer, principal financial officer and principal accounting officer of Symetra. She is also a director of Symetra Life Insurance Company as well as an officer and director of various affiliates of Symetra. Ms. Meister is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. She joined Symetra Life Insurance Company in 1988 and served in a variety of positions, including Chief Actuary and Vice President, prior to being promoted to her current position. Ms. Meister received her B.A. degree from Whitman College.

Tommie D. Brooks has been Senior Vice President of Symetra and Symetra Life Insurance Company since November 2010 and Chief Actuary since March 2007. He is also an officer of various affiliates of Symetra. Mr. Brooks joined Symetra Life Insurance Company in 1992, and served in a variety of managerial positions, including Vice President, throughout the organization. Mr. Brooks is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. Mr. Brooks received his B.S. degree from Central Washington University.

David S. Goldstein has been Senior Vice President, General Counsel and Secretary of Symetra since November 2011 and a director, Senior Vice President, General Counsel and Secretary of Symetra Life Insurance Company since December 2011. He is also an officer and director of various affiliates of Symetra. From May 1989 to November 2011 Mr. Goldstein was with the law firm of Sutherland Asbill & Brennan LLP. Before joining Sutherland, Mr. Goldstein served on the staff of the U.S. Securities and Exchange Commission in the Division of Investment Management. Mr. Goldstein received his B.A. degree from Hampshire College and his J.D. from Boston University School of Law.

Christine A. Katzmar Holmes has been Senior Vice President of Symetra since November 2010 and was Vice President of Symetra from August 2004 to November 2010. She is responsible for Human Resources, Corporate Operations and Corporate Security/SIU. Ms. Katzmar Holmes joined Symetra Life Insurance Company in 2001 as Vice President and has been Senior Vice President of Symetra Life Insurance Company since November 2010. She is also an officer of various affiliates of Symetra. Ms. Katzmar Holmes received her B.S. degree from Miami University, Ohio.

George N. McKinnon has been Senior Vice President and Chief Information Officer of Symetra and Symetra Life Insurance Company since March 2011. From May 2009 to March 2011 Mr. McKinnon was with Bleum Inc., where he served as Senior Vice President and Chief Information Officer. He served as Vice President of Expedia from December 2006 to January 2009, after which he took a sabbatical until May 2009. Mr. McKinnon received his B.S. degree from the University of New Hampshire and his M.B.A. from West Coast University. He also participated in the executive education program at Stanford University’s Graduate School of Business.

Michael W. Fry has been Executive Vice President of Symetra Life Insurance Company since September 2010 and is responsible for the operations of its Benefits Division. He has been a director of Symetra Life Insurance Company since January 2009. He is also an officer and director of various affiliates of Symetra. Prior to his current position, Mr. Fry served as Senior Vice President of Symetra Life Insurance Company from May 2008 until September 2010 and as Vice President from February 2003 until May 2008. Mr. Fry joined Symetra in August 2002. He received his B.S. degree from Indiana University.

Daniel R. Guilbert has been a director and Executive Vice President of Symetra Life Insurance Company since November 2010 and is responsible for the operations of its Retirement Division. He is also an officer and director of various affiliates of Symetra. From May 2010 to October 2010 Mr. Guilbert was with Aviva North

America, where he served as Chief Risk Officer. From June 1996 to April 2010 he was at Hartford Life Insurance Company in a variety of senior risk management, product development and actuarial roles. Mr. Guilbert attained the Fellow of the Society of Actuaries in 2001. He received his B.S. degree from Bryant University.

Craig R. Raymond has been Senior Vice President and Chief Strategy Officer of Symetra Life Insurance Company since September 2012 and is responsible for long-term strategic planning, business portfolio analysis, and mergers and acquisitions. He is also an officer of various affiliates of Symetra. From August 2009 to September 2012 Mr. Raymond was with John Hancock Financial Services, where he served as Chief Risk Officer and Chief Actuary. From April 1989 to July 2009 he was at The Hartford Financial Services Group, Inc. in a variety of senior risk management and actuarial roles, including Chief Risk Officer. Mr. Raymond attained the Fellow of the Society of Actuaries in 1985 and is a member of the American Academy of Actuaries. He received his B.S. degree from the Wharton School of the University of Pennsylvania.

Jonathan E. Curley, prior to his departure in 2012, was a director and Executive Vice President of Symetra Life Insurance Company from November 2010 to June 2012 and was responsible for the operations of its Life Division. He was also an officer and director of various affiliates of Symetra. From January 2009 to October 2010 Mr. Curley was with Wells Fargo Insurance Services USA, Inc., where he was Senior Vice President and Managing Director of Individual Insurance. From May 2005 until December 2008 he held various senior executive positions at Wachovia Insurance Services. Mr. Curley is a Chartered Financial Consultant (ChFC), a Chartered Life Underwriter (CLU) and a member of the Association of Advanced Life Underwriting (AALU). Mr. Curley received his bachelor’s degree from the College of the Holy Cross.

Peter S. Burgess has been a director of Symetra since June 2010. Since June 1999 he has served as an independent adviser on financial and governance issues to insurance companies and their audit committees. He previously spent 35 years at Arthur Andersen LLP as an accountant and partner until his retirement in 1999. He is also a Trustee of John Hancock Funds overseeing approximately 240 mutual funds and a director of Lincoln Educational Services Corporation (NASDAQ: LINC). He was a director at PMA Capital Corporation from 2004 to 2010. Mr. Burgess received his B.S. degree from Lehigh University.

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

Lois W. Grady has been a director of Symetra since August 2004 and served as Vice Chairman of the Board from May 2009 through April 2012. Ms. Grady served as Executive Vice President and Director of Investment Products Services of Hartford Life, Inc. from 2002 until her retirement in April 2004 and as Senior Vice President and Director of Investment Products Services of Hartford Life, Inc. from 1998 through 2002. She began her career with Hartford Life, Inc. in 1983. She is also a director of OneBeacon Insurance Group, Ltd. (NYSE: OB). Ms. Grady received her B.S. degree from Southern Connecticut State University.

Sander M. Levy has been a director of Symetra since August 2004. He is a Managing Director of Vestar Capital Partners, a private equity firm, and was a founding partner at its inception in 1988. He was previously a member of the Management Buyout Group of The First Boston Corporation. He is also a director of Duff & Phelps Corporation (NYSE: DUF), Wilton Re Holdings Limited and Triton Container International Limited. He was a director at Validus Holdings, Ltd. (NYSE: VR) from 2005 to 2012. He received his B.S. degree from the Wharton School of the University of Pennsylvania and his M.B.A. degree from Columbia Business School.

Robert R. Lusardi has been a director of Symetra since August 2005. Since January 2011 he has been Chief Executive Officer and managing member of PremieRe Holdings LLC, a private insurance company. He was a director of Primus Guaranty, Ltd. (NYSE: PRS) from 2002 to 2011, where he was also Senior Advisor during 2010. He was also a director at OneBeacon Insurance Group, Ltd. (NYSE: OB) from August 2006 to February

2010. He was President and Chief Executive Officer of White Mountains Financial Services LLC from February 2005 to February 2010. From 1998 to 2005 he was a member of the Executive Management Board of XL Capital Ltd. (now XL Group) where his duties included Group CFO and CEO of an operating segment. He received his B.A. and M.A. degrees from Oxford University and his M.B.A. from Harvard University.

Item 11.	Executive Compensation

The information required by Item 11 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders, under the captions “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders, under the caption “Beneficial Ownership” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2013 Annual Meeting of Stockholders, under the caption “Independent Auditor” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The information required herein is provided in Item 8 — “Financial Statements and Supplementary Data.”

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets — As of December 31, 2012 and 2011 (page 99)

•	Consolidated Statements of Income — Years ended December 31, 2012, 2011 and 2010 (page 100)

•	Consolidated Statements of Comprehensive Income — Years ended December 31, 2012, 2011 and 2010 (page 101)

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2012, 2011 and 2010 (page 102)

•	Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010 (page 103)

•	Notes to Consolidated Financial Statements — Years ended December 31, 2012, 2011 and 2010 (pages 104 to 143)

2.	Financial schedules required to be filed by Items 8 and 15(d) of this report:

•	Schedule I — Summary of Investments – Other Than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant (Parent Company Only)

We omit other schedules from this list – and from this report – because they either are not applicable or the information is included in our consolidated financial statements.

3.	Exhibits: Refer to the Exhibit Index on page 157.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2013.

Signature	Title
/s/ Thomas M. Marra	Thomas M. Marra President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Margaret A. Meister	Margaret A. Meister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Peter S. Burgess*	Peter S. Burgess (Director)

/s/ David T. Foy*	David T. Foy (Director)

/s/ Lois W. Grady*	Lois W. Grady (Director)

/s/ Sander M. Levy*	Sander M. Levy (Director)

/s/ Lowndes A. Smith*	Lowndes A. Smith (Director)

By:	/s/ David S. Goldstein
David S. Goldstein,
Attorney-in-Fact*

Schedule I

Summary of Investments — Other Than Investments in Related Parties

Year Ended December 31, 2012

(In millions)

	Cost or Amortized Cost	Fair Value	Amount as shown in Balance Sheet
Type of Investment:
Fixed maturities:
U.S. government and government agencies and authorities	$307.6	$311.5	$311.5
States, municipalities and political subdivisions	737.9	776.5	776.5
Foreign governments	16.4	19.2	19.2
Public utilities	1,605.5	1,849.6	1,849.6
Convertible bonds and bonds with warrants attached	79.3	75.2	75.2
All other corporate bonds	13,359.4	15,011.4	15,011.4
Mortgage-backed securities	4,707.8	5,182.5	5,182.5
Redeemable preferred stock	50.3	45.8	45.8

Total fixed maturities (1)	20,864.2	23,271.7	23,271.7
Marketable equity securities:
Public utilities	20.7	19.2	19.2
Banks, trusts, and insurance companies	189.0	218.8	218.8
Industrial, miscellaneous, and all other	178.7	195.1	195.1
Nonredeemable preferred stock	51.5	49.1	49.1

Total marketable equity securities (2)	439.9	482.2	482.2
Mortgage loans (3)	3,102.3	3,370.5	3,094.4
Policy loans	65.8	65.8	65.8
Other investments (4)	258.1	272.6	274.9

Total investments	$24,730.3	$27,462.8	$27,189.0

(1)	The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with an amortized cost and fair value of $209.2 and $247.3, respectively.
(2)	The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $110.3 and $120.1, respectively.
(3)	The amount shown in the consolidated balance sheet for mortgage loans differs from the cost presented above, as the amount in the consolidated balance sheet is presented net of a $7.9 allowance for loan losses.
(4)	The amount shown in the consolidated balance sheet for other investments differs from the fair value presented above, as the Company’s tax credit investments are presented at amortized cost in the consolidated balance sheet.

Schedule II

Condensed Statements of Financial Position

(Parent Company Only)

(In millions, except share and per share data)

	As of December 31,
	2012	2011
		(As adjusted)
ASSETS
Cash and investments:
Investments, at fair value (cost or amortized cost: $108.4 and $123.0 , respectively)	$109.0	$127.9
Investments in subsidiaries	3,951.2	3,409.3
Cash and cash equivalents	2.3	4.4

Total cash and investments	4,062.5	3,541.6
Current and deferred income tax receivables	26.0	23.1
Receivables due from affiliates	2.4	8.7
Other assets	9.2	10.6

Total assets	$4,100.1	$3,584.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$449.4	$449.2
Other liabilities	20.6	19.9

Total liabilities	470.0	469.1
Common stock, $0.01 par value, 750,000,000 shares authorized; 119,087,677 shares issued and outstanding as of December 31, 2012 and 118,637,379 issued and outstanding as of December 31, 2011	1.2	1.2
Additional paid-in capital	1,459.3	1,454.6
Retained earnings	798.4	631.8
Accumulated other comprehensive income, net of taxes	1,371.2	1,027.3

Total stockholders’ equity	3,630.1	3,114.9

Total liabilities and stockholders’ equity	$4,100.1	$3,584.0

See accompanying notes.

Schedule II (continued)

Condensed Statements of Comprehensive Income

(Parent Company Only)

(In millions)

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Revenues:
Dividends from subsidiaries:
Symetra Life Insurance Company	$80.0	$52.0	$40.0
Other subsidiaries	5.8	8.5	6.5
Net investment income	5.0	6.7	5.2

Net realized investment gains (losses)	7.7	0.2	—

Total revenues	98.5	67.4	51.7
Expenses:
Interest expense	32.8	32.1	31.9
Operating expenses	2.2	3.6	2.3

Total expenses	35.0	35.7	34.2
Income from operations before income taxes	63.5	31.7	17.5
Income tax benefit	(7.4)	(9.7)	(10.3)

Income before equity in undistributed net income of subsidiaries	70.9	41.4	27.8
Equity in undistributed net income of subsidiaries:
Symetra Life Insurance Company	131.0	146.9	159.6
Other subsidiaries	3.5	7.5	6.4

Total equity in undistributed net income of subsidiaries	134.5	154.4	166.0

Net income	$205.4	$195.8	$193.8

Other comprehensive income, net of taxes:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(1.6), $2.8 and $(0.4))	$(3.0)	$5.2	$(0.8)
Impact of cash flow hedges (net of taxes of $0.0, 0.0 and 0.0)	0.1	0.1	0.1
Other comprehensive income of subsidiaries (net of taxes of $186.7, $314.7, $261.6)	346.8	584.4	485.9

Other comprehensive income	343.9	589.7	485.2

Total comprehensive income	$549.3	$785.5	$679.0

See accompanying notes.

Schedule II (continued)

Condensed Statements of Cash Flows

(Parent Company Only)

(In millions)

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
Cash flows from operating activities
Net income	$205.4	$195.8	$193.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(134.5)	(154.4)	(166.0)
Net realized investment (gains) losses	(7.7)	(0.2)	—
Changes in accrued items and other adjustments, net	0.8	(6.9)	12.6

Total adjustments	(141.4)	(161.5)	(153.4)

Net cash provided by (used in) operating activities	64.0	34.3	40.4

Cash flows from investing activities
Purchases of investments	(131.9)	(20.7)	(179.4)
Maturities, calls, paydowns and other	1.1	3.2	66.0
Sales of investments	157.6	5.5	55.8
Return of capital (capital contributed)	(52.8)	11.4	(256.3)
Acquisitions	(2.0)	(2.0)	(2.0)
Other, net	(1.0)	0.2	—

Net cash used in investing activities	(29.0)	(2.4)	(315.9)

Cash flows from financing activities
Net proceeds from issuance of common stock	1.7	1.4	282.5
Cash dividends paid on common stock	(38.8)	(31.6)	(20.6)
Other, net	—	—	(0.1)

Net cash provided by (used in) financing activities	(37.1)	(30.2)	261.8

Net increase (decrease) in cash and cash equivalents	(2.1)	1.7	(13.7)
Cash and cash equivalents at beginning of period	4.4	2.7	16.4

Cash and cash equivalents at end of period	$2.3	$4.4	$2.7

Supplemental disclosures of cash flow information
Net cash paid (received) during the year for:
Interest	$31.5	$31.1	$31.1
Income taxes	(6.1)	(2.9)	(12.9)

See accompanying notes.

Schedule II (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

(In millions)

1. Organization and Presentation

The accompanying condensed financial statements present the financial position, results of operations and cash flows for Symetra Financial Corporation (the “Parent Company”). These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Symetra Financial Corporation and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). Investments in subsidiaries are accounted for using the equity method of accounting.

Additional information about the Parent Company’s accounting policies pertaining to investments and other significant areas, notes payable and commitments and contingencies are as set forth in Notes 2, 12 and 14, respectively, to the consolidated financial statements.

2. Related Parties

The Company received cash dividends of $85.8, $60.5 and $46.5 from its subsidiaries for the years ended December 31, 2012, 2011 and 2010, respectively.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation (incorporated by reference to Exhibit 3.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

3.2	Form of Bylaws of Symetra Financial Corporation (incorporated by reference to Exhibit 3.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)

4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank, dated March 30, 2006 (incorporated by reference to Exhibit 4.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.3	Warrant Certificate — General Reinsurance Corporation, dated October 26, 2007 (incorporated by reference to Exhibit 4.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.4	Warrant Certificate — SYA (NL) B.V., dated January 25, 2012 *

4.5	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 14, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 16, 2011)

4.6	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007 (incorporated by reference to Exhibit 4.6 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

4.7	Indenture between Symetra Financial Corporation and U.S. Bank National Association, as trustee, dated as of October 10, 2007 (incorporated by reference to Exhibit 4.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004 (incorporated by reference to Exhibit 9.1 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004 (incorporated by reference to Exhibit 9.2 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004 (incorporated by reference to Exhibit 9.3 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.2	Amendment No. 1 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on August 12, 2010)††

10.3	Amendment No. 2 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 (incorporated by reference to Exhibit 10.3 of Form 10-K filed on March 16, 2011)††

10.4	Amendment No. 3 dated September 6, 2012 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 7, 2012)††

10.5	Coinsurance Reinsurance Agreement, dated as of January 1, 1998 (the “RGA Agreement”), between Safeco Life Insurance Company and RGA Reinsurance Company (including the two Amendments to the RGA Agreement dated as of June 19, 2002, Amendment to the RGA Agreement dated as of September 23, 2002 and Addendum to the RGA Agreement dated as of August 12, 2003) (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.6	Group Short Term Disability Reinsurance Agreement, dated as of January 1, 1999 (the “Short Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Short Term Agreement dated as of July 1, 2006 and Amendment No. 2 to the Short Term Agreement dated as of December 8, 2006) (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on November 10, 2010)

10.7	Amendment No. 3 to the Group Short Term Disability Reinsurance Agreement, dated as of January 19, 2011, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (incorporated by reference to Exhibit 10.6 of Form 10-K filed on March 16, 2011)

10.8	Group Long Term Disability Reinsurance Agreement, dated as of January 1, 1999 (the “Long Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Long Term Agreement dated as of January 1, 2000, Amendment to the Long Term Agreement dated as of January 1, 2006, Amendment No. 3 to the Long Term Agreement dated as of July 1, 2006, Amendment No. 4 to the Long Term Agreement dated as of December 8, 2006 and Amendment No. 5 to the Long Term Agreement dated as of September 1, 2008) (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on November 10, 2010)

10.9	Amendment No. 6 to the Group Long Term Disability Reinsurance Agreement, dated as of January 19, 2011 (the “Long Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (incorporated by reference to Exhibit 10.8 of Form 10-K filed on March 16, 2011)

10.10	Coinsurance Agreement, dated as of August 24, 2001, between Safeco Life Insurance Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.11	Coinsurance Funds Withheld Reinsurance Agreement, dated as of December 1, 2001, between Safeco Life Insurance Company and Transamerica Insurance Company (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.12	Investment Management Agreement between White Mountains Advisors LLC and Occum Acquisition Corp., dated as of March 14, 2004 (including Amendment to Investment Management Agreement dated as of September 30, 2004, Amendment No. 2 to the Investment Management Agreement dated as of August 1, 2005, Amendment No. 3 to the Investment Management Agreement dated as of October 1, 2005 and Amendment No. 4 to the Investment Management Agreement dated as of March 9, 2007) (incorporated by reference to Exhibit 10.7 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)

10.13	Amendment No. 5 dated September 19, 2009 to the Investment Management Agreement, dated as of March 14, 2004, between White Mountains Advisors LLC and Occum Acquisition Corp. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 16, 2011)

10.14	Investment Management Agreement by and between Prospector Partners, LLC and Symetra Financial Corporation, dated July 1, 2010 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed on August 12, 2010)

10.15	Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation, together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2011)

10.16	Amendment No. 1 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011 (incorporated by reference to Exhibit 10.01 of Form 10-Q dated August 9, 2012)

10.17	Agency Agreement, dated as of March 10, 2006, among Symetra Life Insurance Company, WM Financial Services, Inc. and WMFS Insurance Services, Inc. (including Addendum to the Agency Agreement dated as of February 22, 2007, Amendment to the Agency Agreement dated as of March 26, 2007, Amendment to the Agency Agreement dated as of July 17, 2007, Amendment to the Agency Agreement dated as of December 18, 2007, Amendment to the Agency Agreement dated as of September 15, 2008, Amendment to the Agency Agreement dated as of September 23, 2008, Addendum to the Agency Agreement dated as of September 23, 2008, Assignment of Agency Agreement between Symetra Life Insurance Company and WaMu Investments, Inc. (formerly WM Financial Services, Inc.) dated as of May 2, 2009 among Symetra Life Insurance Company, WaMu Investments, Inc. (formerly WM Financial Services, Inc.), WMFS Insurance Services, Inc. and Chase Insurance Agency, Inc., Amendment to the Agency Agreement dated as of May 2, 2009) (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.18	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.01 of Form 10-Q filed on November 9, 2011)††

10.19	Agency Agreement, dated as of September 26, 2006, among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 (Registration No. 333-162344) filed on October 26, 2009)††

10.20	Amendments dated September 21, 2010 and January 1, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.16 of Form 10-K filed on March 16, 2011)††

10.21	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.01 of Form 10-Q filed on November 9, 2011)††

10.22	Amendments dated November 16, 2011 to the Agency Agreement dates as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.19 of Form 10-K filed on February 29, 2012)††

10.23	Amendments dated March 5, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.02 of Form 10-Q filed on May 7, 2012) ††

10.24	Amendments dated July 2, 2012 and September 1, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 7, 2012)††

10.25	Employment Agreement between Mr. Marra and Symetra Financial Corporation, dated June 7, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 11, 2010)**

10.26	Separation and Consulting Agreement between Mr. Talbot and Symetra Financial Corporation, dated June 7, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 11, 2010)**

10.27	Separation Agreement and General Release between Mr. Lindsay and Symetra Financial Corporation, dated August 27, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on September 7, 2010)**

10.28	Separation Agreement and General Release between Mr. McCormick and Symetra Financial Corporation, dated November 1, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on November 22, 2010)**

10.29	Separation Agreement and General Release between Ms. Davies and Symetra Life Insurance Company, dated December 15, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on December 23, 2010)**

10.30	Separation Agreement and General Release between Mr. Curley and Symetra Financial Corporation, dated June 29, 2012 (incorporated by reference to Exhibit 10.01 of Form 8-K/A filed on July 10, 2012)**

10.31	Symetra Financial Corporation Performance Share Plan 2007-2009 (incorporated by reference to Exhibit 10.11 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**

10.32	Symetra Financial Corporation Performance Share Plan 2008-2010 (incorporated by reference to Exhibit 10.12 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**

10.33	Symetra Financial Corporation Performance Share Plan 2009-2011 (incorporated by reference to Exhibit 10.13 of Form S-1 (Registration No. 333-162344) filed on October 5, 2009)**

10.34	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 of Form 10-Q filed on August 12, 2010)**

10.35	Symetra Financial Corporation Equity Plan (amended and restated on November 8, 2011) (incorporated by reference to Exhibit 10.29 of Form 10-K filed on February 29, 2012)**

10.36	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) (incorporated by reference to Exhibit 10.23 of Form 10-Q filed on May 14, 2010)**

10.37	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 of Form 10-Q filed on May 14, 2010)**

10.38	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2010-2012 Grant (incorporated by reference to Exhibit 10.22 of Form 10-Q filed on May 14, 2010)**

10.39	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2011-2013 Grant (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 12, 2011)**

10.40	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2012-2014 Grant (incorporated by reference to Exhibit 10.1 to Form 10-Q on May 7, 2012) **

10.41	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 10, 2010)**

10.42	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1 (Registration No. 333-162344) filed on December 12, 2009)**

10.43	Restricted Stock Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 23, 2011)**

10.44	Performance Unit Award Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 23, 2011)**

10.45	Employment Agreement between Mr. Raymond and Symetra Financial Corporation, dated August 11, 2012* **

10.46	Employment Agreement between Mr. Guilbert and Symetra Financial Corporation, dated August 30, 2011* **

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of Form 10-K filed on March 9, 2010)

21.1	Subsidiaries of Symetra Financial Corporation (incorporated by reference to Exhibit 21.1 of Amendment No. 4 to Form S-1 (Registration No. 333-162344) filed on January 6, 2010)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24.1	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

††	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.
*	Filed herewith.
**	Management contract and compensatory plans and arrangements required to be filed as exhibits under Item 15(b) of this report.