Form 10-Q
period 2013-03-31
Symetra Financial CORP
filed 2013-05-03
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, the Registrant had 118,825,466 common voting shares outstanding, with a par value of $0.01 per share.

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts, included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “may,” “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “potential” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements may include, among others, statements with respect to the Company’s:

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates or a prolonged low interest rate environment;

•	general economic, market or business conditions, including further economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary and fiscal policy;

•	the effects of changes in government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs, reserve levels and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•	the initiation of legal or regulatory investigations against us and the results of any legal or regulatory proceedings;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I – Financial Information

Item 1. Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,065.2 and $21,073.4, respectively)	$23,369.6	$23,519.0
Marketable equity securities, at fair value (cost: $52.0 and $52.0, respectively)	50.6	49.6
Trading securities:
Marketable equity securities, at fair value (cost: $429.1 and $498.2, respectively)	501.5	552.7
Mortgage loans, net	3,170.7	3,094.4
Policy loans	64.7	65.8
Investments in limited partnerships (includes $28.6 and $28.6 measured at fair value, respectively)	235.3	239.3
Other invested assets (includes $34.6 and $24.6 measured at fair value, respectively)	45.1	35.6

Total investments	27,437.5	27,556.4
Cash and cash equivalents	301.2	130.8
Accrued investment income	281.9	276.2
Reinsurance recoverables	304.5	302.1
Deferred policy acquisition costs	172.1	155.8
Receivables and other assets	211.7	231.9
Separate account assets	878.9	807.7

Total assets	$29,587.8	$29,460.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$23,228.8	$23,068.5
Future policy benefits	390.9	390.6
Policy and contract claims	148.2	162.2
Other policyholders’ funds	122.1	113.9
Notes payable	449.4	449.4
Deferred income tax liabilities, net	588.6	628.9
Other liabilities	176.7	209.6
Separate account liabilities	878.9	807.7

Total liabilities	25,983.6	25,830.8
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 119,407,350 issued and 119,098,844 outstanding as of March 31, 2013; 119,087,667 issued and outstanding as of December 31, 2012	1.2	1.2
Additional paid-in capital	1,460.7	1,459.3
Treasury stock, at cost; 308,506 and 0 shares as of March 31, 2013 and December 31, 2012, respectively	(4.2)	—
Retained earnings	853.4	798.4
Accumulated other comprehensive income, net of taxes	1,293.1	1,371.2

Total stockholders’ equity	3,604.2	3,630.1

Total liabilities and stockholders’ equity	$29,587.8	$29,460.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Premiums	$157.0	$150.3
Net investment income	323.7	320.5
Policy fees, contract charges, and other	49.9	46.3
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(2.6)	(3.6)
Less: portion recognized in other comprehensive income (loss)	0.6	1.1

Net impairment losses recognized in earnings	(2.0)	(2.5)
Other net realized investment gains (losses)	28.5	28.4

Net realized investment gains (losses)	26.5	25.9

Total revenues	557.1	543.0
Benefits and expenses:
Policyholder benefits and claims	119.5	105.2
Interest credited	235.3	229.5
Other underwriting and operating expenses	91.8	83.0
Interest expense	8.2	8.2
Amortization of deferred policy acquisition costs	18.9	15.8

Total benefits and expenses	473.7	441.7
Income from operations before income taxes	83.4	101.3
Provision (benefit) for income taxes:
Current	15.7	(6.3)
Deferred	1.7	32.2

Total provision for income taxes	17.4	25.9

Net income	$66.0	$75.4

Net income per common share:
Basic	$0.48	$0.55
Diluted	$0.48	$0.55
Weighted-average number of common shares outstanding:
Basic	138.093	137.776
Diluted	138.098	137.781
Cash dividends declared per common share	$0.08	$0.07

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$66.0	$75.4
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(52.3) and $(6.6))	(97.2)	(11.9)
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.2) and $(0.4))	(0.4)	(0.7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $8.1 and $(7.5))	15.0	(14.0)
Impact of cash flow hedges (net of taxes of $2.4 and $(0.3))	4.5	(0.6)

Other comprehensive income (loss)	(78.1)	(27.2)

Total comprehensive income (loss)	$(12.1)	$48.2

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income	Equity
Balances as of January 1, 2012	$1.2	$1,454.6	$—	$631.8	$1,027.3	$3,114.9
Net income	—	—	—	75.4	—	75.4
Other comprehensive income (loss)	—	—	—	—	(27.2)	(27.2)
Stock-based compensation	—	1.3	—	—	—	1.3
Dividends declared	—	—	—	(9.7)	—	(9.7)

Balances as of March 31, 2012	$1.2	$1,455.9	$—	$697.5	$1,000.1	$3,154.7

Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	66.0	—	66.0
Other comprehensive income (loss)	—	—	—	—	(78.1)	(78.1)
Stock-based compensation	—	1.4	—	—	—	1.4
Shares repurchased	—	—	(4.2)	—	—	(4.2)
Dividends declared	—	—	—	(11.0)	—	(11.0)

Balances as of March 31, 2013	$1.2	$1,460.7	$(4.2)	$853.4	$1,293.1	$3,604.2

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$66.0	$75.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(26.5)	(25.9)
Accretion and amortization of invested assets, net	13.4	10.7
Accrued interest on fixed maturities	(3.9)	(4.7)
Amortization and depreciation	7.3	6.9
Deferred income tax provision (benefit)	1.7	32.2
Interest credited on deposit contracts	235.3	229.5
Mortality and expense charges and administrative fees	(29.9)	(28.5)
Changes in:
Accrued investment income	(5.7)	(3.6)
Deferred policy acquisition costs, net	0.8	(3.9)
Future policy benefits	0.3	(0.3)
Policy and contract claims	(14.0)	(22.9)
Current income taxes	45.7	(10.0)
Other assets and liabilities	(14.7)	(17.2)
Other, net	0.9	0.9

Total adjustments	210.7	163.2

Net cash provided by (used in) operating activities	276.7	238.6
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(843.9)	(850.6)
Other invested assets and investments in limited partnerships	(9.5)	(39.5)
Issuances of mortgage loans	(137.6)	(197.6)
Maturities, calls, paydowns, and other repayments	483.8	433.4
Sales of:
Fixed maturities and marketable equity securities	414.3	378.3
Other invested assets and investments in limited partnerships	2.2	4.1
Repayments of mortgage loans	61.5	36.9
Other, net	12.2	(1.2)

Net cash provided by (used in) investing activities	(17.0)	(236.2)
Cash flows from financing activities
Policyholder account balances:
Deposits	390.2	502.8
Withdrawals	(423.1)	(438.4)
Cash dividends paid on common stock	(11.0)	(9.7)
Shares repurchased	(3.7)	—
Other, net	(41.7)	(20.2)

Net cash provided by (used in) financing activities	(89.3)	34.5

Net increase (decrease) in cash and cash equivalents	170.4	36.9
Cash and cash equivalents at beginning of period	130.8	242.3

Cash and cash equivalents at end of period	$301.2	$279.2

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	37.9	46.2

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

1. Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employee benefits and life insurance markets. Such products and services are marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities, individual life insurance and bank-owned life insurance (BOLI). The Company also services its block of structured settlement annuities. The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as “Symetra” or “the Company.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. All significant intercompany transactions and balances have been eliminated. These interim condensed consolidated financial statements are unaudited and in management’s opinion include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Financial results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2013.

Adoption of New Accounting Pronouncements

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose information about financial assets and liabilities that are offset or have the potential to be offset, along with the related arrangements, to enable users to understand the effect of such arrangements on its balance sheets. The ASU requires the Company to disclose information on both a gross basis and net basis about instruments and transactions within the scope of this standard.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Scope Clarification of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope requirements of ASU 2011-11 to derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions. The Company prospectively adopted ASU 2011-11 and 2013-01 on January 1, 2013 and included the disclosures in Note 4.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU supersedes the presentation requirements in ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU requires the Company to present, either on the face of the financial statements or in one place in the notes to the consolidated financial statements, the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by the respective line item of net income. This ASU does not change the requirement to present other comprehensive income by component in the consolidated financial statements. The Company prospectively adopted this standard on January 1, 2013 and included the disclosures in Note 8.

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

The Company has issued equity instruments to employees that are included in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan are included in diluted earnings per share based on the application of the treasury stock method. For the three months ended March 31, 2013 and 2012, 2.650 and 2.950 stock options, respectively, were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were antidilutive.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$66.0	$75.4

Denominator:
Weighted-average common shares outstanding - basic	138.093	137.776
Add: dilutive effect of certain equity instruments	0.005	0.005

Weighted-average common shares outstanding - diluted	138.098	137.781

Net income per common share:
Basic	$0.48	$0.55
Diluted	$0.48	$0.55

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

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of March 31, 2013
Fixed maturities:
U.S. government and agencies	$247.2	$5.4	$—	$252.6	$(0.1)
State and political subdivisions	735.5	44.3	(0.3)	779.5	(0.1)
Corporate securities	15,458.7	1,861.7	(45.3)	17,275.1	(16.8)
Residential mortgage-backed securities	2,701.9	236.1	(2.6)	2,935.4	(9.6)
Commercial mortgage-backed securities	1,473.3	147.4	(1.0)	1,619.7	(0.5)
Other debt obligations	448.6	59.6	(0.9)	507.3	—

Total fixed maturities	21,065.2	2,354.5	(50.1)	23,369.6	(27.1)
Marketable equity securities, available-for-sale	52.0	—	(1.4)	50.6	—

Total	$21,117.2	$2,354.5	$(51.5)	$23,420.2	$(27.1)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$307.6	$4.8	$(0.9)	$311.5	$(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	(0.1)
Corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	(18.4)
Residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	—

Total fixed maturities	21,073.4	2,502.3	(56.7)	23,519.0	(30.1)
Marketable equity securities, available-for-sale	52.0	—	(2.4)	49.6	—

Total	$21,125.4	$2,502.3	$(59.1)	$23,568.6	$(30.1)

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of March 31, 2013
Fixed maturities:
State and political subdivisions	$13.8	$(0.2)	$2	$5.6	$(0.1)	3
Corporate securities	682.9	(9.7)	63	198.4	(35.6)	43
Residential mortgage-backed securities	107.4	(1.4)	14	27.6	(1.2)	24
Commercial mortgage-backed securities	64.1	(0.2)	5	20.9	(0.8)	10
Other debt obligations	32.1	(0.7)	2	7.1	(0.2)	5

Total fixed maturities	$900.3	$(12.2)	86	$259.6	$(37.9)	85
Marketable equity securities, available-for-sale	20.1	(0.2)	1	29.9	(1.2)	2

Total	$920.4	$(12.4)	87	$289.5	$(39.1)	87

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$205.7	$(0.9)	1	$—	$—	—
State and political subdivisions	42.5	(0.3)	11	35.6	(0.6)	4
Corporate securities	342.9	(5.8)	63	316.0	(45.6)	65
Residential mortgage-backed securities	73.9	(0.5)	15	38.0	(1.3)	24
Commercial mortgage-backed securities	9.9	—	6	30.5	(0.9)	11
Other debt obligations	38.9	(0.6)	4	4.0	(0.2)	4

Total fixed maturities	$713.8	$(8.1)	100	$424.1	$(48.6)	108
Marketable equity securities, available-for-sale	20.1	(0.8)	2	29.5	(1.6)	2

Total	$733.9	$(8.9)	102	$453.6	$(50.2)	110

Based on National Association of Insurance Commissioners (NAIC) ratings as of March 31, 2013 and December 31, 2012, the Company held below-investment-grade fixed maturities with fair values of $1,222.4 and $1,279.2, respectively, and amortized costs of $1,159.2 and $1,241.3, respectively. These holdings amounted to 5.2% and 5.4% of the Company’s investments in fixed maturities at fair value as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the amortized cost and fair value of fixed maturities as of March 31, 2013, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
One year or less	$499.2	$511.3
Over one year through five years	4,073.5	4,436.8
Over five years through ten years	7,658.7	8,486.9
Over ten years	4,248.5	4,918.6
Residential mortgage-backed securities	2,701.9	2,935.4
Commercial mortgage-backed securities	1,473.3	1,619.7
Other asset-backed securities	410.1	460.9

Total fixed maturities	$21,065.2	$23,369.6

The following table summarizes the Company’s net investment income:

	For the Three Months Ended
	March 31,
	2013	2012
Fixed maturities	$284.6	$284.3
Marketable equity securities, available-for-sale	0.6	0.5
Marketable equity securities, trading	3.1	2.7
Mortgage loans	44.9	40.9
Policy loans	0.9	1.0
Investments in limited partnerships	(4.4)	(4.0)
Other	2.0	1.8

Total investment income	331.7	327.2
Investment expenses	(8.0)	(6.7)

Net investment income	$323.7	$320.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended
	March 31,
	2013	2012
Fixed maturities:
Gross gains on sales	$1.8	$9.9
Gross losses on sales	(8.1)	(2.1)
Net impairment losses recognized in earnings	(2.0)	(2.5)
Other (1)	(0.7)	3.6

Total fixed maturities	(9.0)	8.9
Marketable equity securities, trading (2)	33.0	18.0
Other invested assets	2.1	(1.0)
Deferred policy acquisition costs and deferred sales inducement adjustment	0.4	—

Net realized investment gains (losses)	$26.5	$25.9

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities held as of period end totaling $0.9 and $3.3 for the three months ended March 31, 2013 and 2012, respectively.
(2)	This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $27.2 and $17.1 for the three months ended March 31, 2013 and 2012, respectively.

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

For fixed maturities, the Company concludes that an OTTI has occurred if there is an intent to sell the security and it is underwater or if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). In order to determine the amount of the credit loss, the Company calculates the recovery value by discounting management’s best estimate of future cash flows it will recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity, which is the original effective yield for corporate securities or current effective yield for mortgage-backed securities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Determination of Credit-Related OTTI on Corporate Securities

To determine the recovery value for a corporate security, the Company performs an analysis including, but not limited to, the following:

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

    Determination of Credit-Related OTTI on Structured Securities

To determine the recovery value for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis including, but not limited to, the following:

•	Expected cash flows from the security, including potential variability of prepayments;

•	Level of creditworthiness;

•	Delinquency ratios and loan-to-value ratios;

•	Average cumulative collateral values, vintage year and level of subordination; and

•	Susceptibility to fair value fluctuations due to changes in the interest rate environment.

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of March 31, 2013		As of December 31, 2012
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$0.8	$(0.4)	$20.0	$(5.3)
6 consecutive months or more	43.5	(20.0)	49.6	(21.7)

Total underwater by 20% or more	44.3	(20.4)	69.6	(27.0)
All other underwater fixed maturities	1,115.6	(29.7)	1,068.3	(29.7)

Total underwater fixed maturities	$1,159.9	$(50.1)	$1,137.9	$(56.7)

There were no marketable equity securities recorded as available-for-sale that were underwater by 20% or more as of March 31, 2013 or December 31, 2012.

The Company reviewed its available-for-sale investments with unrealized losses as of March 31, 2013 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) (OCI) were as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$36.2	$32.5
Increases recognized in the current period:
For which an OTTI was not previously recognized	—	0.9
For which an OTTI was previously recognized	0.4	0.3
Decreases attributable to:
Securities sold or paid down during the period	(2.6)	(1.7)

Balance, end of period	$34.0	$32.0

Derivative Financial Instruments

Derivative Exposure

The Company’s risk of loss is typically limited to the fair value of its derivative instruments and not the notional or contractual amounts of these derivatives. The following table sets forth the fair value of the Company’s positions in derivative instruments. Derivative contracts in an asset position are included in other invested assets, derivative contracts in a liability position are included in other liabilities, and embedded derivative liabilities are included in funds held under deposit contracts. The Company does not offset recognized collateral amounts pledged or received against the fair value amounts recognized for derivative contracts.

	As of March 31, 2013			As of December 31, 2012
	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Qualifying derivatives
Cash flow hedges:
Interest rate swaps	$97.1	$8.9	$—	$97.1	$9.8	$—
Foreign currency swaps	231.4	5.6	2.2	112.8	—	4.3

Total qualifying derivatives	$328.5	$14.5	$2.2	$209.9	$9.8	$4.3

Non-qualifying derivatives
Equity index options	$356.7	$11.6	$—	$213.7	$5.0	$—
Foreign currency forwards	17.3	0.1	—	125.2	0.5	0.7
Embedded derivatives	—	—	21.9	—	—	14.1
Other derivatives	15.3	0.8	—	13.4	0.8	—

Total non-qualifying derivatives	389.3	12.5	21.9	352.3	6.3	14.8

Total derivatives	$717.8	$27.0	$24.1	$562.2	$16.1	$19.1

Collateral Arrangements and Offsetting of Financial Instruments

The Company’s derivative contracts are typically governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, except for foreign currency forwards which do not require an ISDA. In certain transactions, the Company and the counterparty have also entered into a credit support annex (“CSA”) to reduce the risk of counterparty default in derivative transactions by requiring the posting of cash collateral or other financial assets. The CSA requires either party to post collateral when net exposures from all derivative contracts between the parties exceed pre-determined contractual thresholds, which vary by counterparty. The amount of net exposure is the difference between the derivative contract’s fair value and the fair value of the collateral held for such agreements with each counterparty. Collateral amounts required to be posted or received are determined daily based on the net position with the same counterparty under a master netting agreement.

The Company recognizes cash collateral received in cash and cash equivalents on the consolidated balance sheets. Non-cash collateral received is not recognized on the consolidated balance sheets. In the event of default, the counterparty relinquishes claim to the assets pledged as collateral, and the Company recognizes the collateral as its own asset recorded at fair value, or, in the case of cash collateral, derecognizes its obligation to return collateral.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:

As of March 31, 2013

	Amount	Gross Amount Not Offset in the Balance Sheets
	Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$7.5	$—	$(7.5)	$—
B	8.8	—	(5.9)	2.9
Other	10.7	(0.9)	(8.1)	1.7

Total	$27.0	$(0.9)	$(21.5)	$4.6

As of December 31, 2012

	Amount	Gross Amount Not Offset in the Balance Sheets
	Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$5.6	$—	$(5.6)	$—
B	4.1	—	(1.6)	2.5
Other	6.4	—	(5.3)	1.1

Total	$16.1	$—	$(12.5)	$3.6

The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	Three Months Ended March 31,
	2013	2012
Interest rate swaps	$(0.3)	$(0.4)
Foreign currency swaps	8.2	—

Total	$7.9	$(0.4)

See Note 8 for amounts reclassified out of AOCI into net income during the period. The Company recorded no ineffectiveness for cash flow hedging relationships for the three months ended March 31, 2013 and 2012. The Company expects to reclassify net gains of $2.9 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions. As of March 31, 2013, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately ten years.

The following table shows the effect of non-qualifying derivatives on the consolidated income statements, which is recorded in net realized investment gains (losses):

	Three Months Ended March 31,
	2013	2012
Equity index options	$3.2	$1.4
Foreign currency forwards	1.6	(0.2)
Embedded derivatives	(2.0)	(0.6)
Other derivatives	(0.2)	—

Total	$2.6	$0.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all loans are inspected and evaluated annually. The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturities. As of March 31, 2013, 28.4% of the Company’s commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.6% were located in Texas and 9.9% were located in Washington.

    Allowance for Mortgage Loans

The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable losses incurred but not specifically identified and, as needed, specific reserves for impaired loans. The allowance for losses on mortgage loans is evaluated at each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses, the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

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

The following table sets forth the Company’s mortgage loans by risk category:

	As of March 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Lower risk	$1,888.3	59.5%	$1,858.4	60.0%
Medium risk	699.6	22.1	664.1	21.5
Higher risk	583.7	18.4	573.9	18.5

Credit quality indicator total	3,171.6	100.0%	3,096.4	100.0%
Loans specifically evaluated for impairment (1)	5.8		4.8
Other (2)	(6.7)		(6.8)

Total	$3,170.7		$3,094.4

(1)	As of March 31, 2013 and December 31, 2012, reserve amounts of $0.2 and $0.0, respectively, were established for loans specifically evaluated for impairment.
(2)	Includes the allowance for loan losses and deferred fees and costs.

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category as well as its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated annually, primarily during the third quarter. In developing its provision for specifically identified loans, a market valuation on the collateral is performed to determine if a reserve is necessary.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended
	March 31,
	2013	2012
Allowance at beginning of period	$7.9	$7.4
Provision for specific loans	0.2	1.2
Provision for loans not specifically identified	—	—
Charge-offs	—	(0.6)

Allowance at end of period	$8.1	$8.0

Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of March 31, 2013, two loans with an outstanding principal balance of $4.7 were considered non-performing and included in the assessment of the provision for specific loans. As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was considered non-performing and included in the assessment of the provision for specific loans.

6. Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which favors the use of observable inputs over the use of unobservable inputs when measuring fair value. The Company has categorized its financial instruments into the three-level hierarchy, which gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level to which a fair value measurement falls is assigned based on the lowest-level input that is significant to the measurement. The fair value measurements for the Company’s financial instruments are categorized as follows:

•	Level 1 — Unadjusted quoted prices in active markets for identical instruments. This category primarily consists of exchange-traded marketable equity securities and mutual fund investments.

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable. This category includes those financial instruments that are valued using industry-standard pricing methodologies or models. All significant inputs are observable or derived from observable information in the marketplace. Financial instruments in this category primarily include corporate fixed maturities, government or agency securities and mortgage-backed securities.

•

Level 3 — Fair value estimates whose significant inputs are unobservable. This includes financial instruments for which fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on or corroborated by readily available market information. In limited circumstances, this may also utilize estimates based on non-binding broker quotes. This category primarily consists of funds held under deposit contracts and mortgage loans.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present the fair value of the Company’s financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those measured at fair value on a recurring basis and those not carried at fair value, but for which disclosure of fair value is required.

	As of March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$252.6	$252.6	$—	$252.6	$—	—%
State and political subdivisions	779.5	779.5	—	779.5	—	—
Corporate securities	17,275.1	17,275.1	—	17,249.1	26.0	0.1
Residential mortgage-backed securities	2,935.4	2,935.4	—	2,935.2	0.2	—
Commercial mortgage-backed securities	1,619.7	1,619.7	—	1,604.9	14.8	0.1
Other debt obligations	507.3	507.3	—	429.8	77.5	0.3

Total fixed maturities, available-for-sale	23,369.6	23,369.6	—	23,251.1	118.5	0.5
Marketable equity securities, available-for-sale	50.6	50.6	0.5	45.1	5.0	—
Marketable equity securities, trading	501.5	501.5	501.3	—	0.2	—
Investments in limited partnerships, private equity funds	28.6	28.6	—	—	28.6	0.1
Other invested assets	34.6	34.6	2.0	18.0	14.6	0.1

Total investments carried at fair value	23,984.9	23,984.9	503.8	23,314.2	166.9	0.7
Separate account assets	878.9	878.9	878.9	—	—	—

Total	$24,863.8	$24,863.8	$1,382.7	$23,314.2	$166.9	0.7%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,170.7	$3,436.2	$—	$—	$3,436.2
Investments in limited partnerships, tax credit investments	206.7	198.8	—	198.8	—
Cash and cash equivalents	301.2	301.2	301.2	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$10,737.9	$10,785.1	$—	$—	$10,785.1
Income annuities	6,569.7	8,102.1	—	—	8,102.1
Notes payable:
Capital Efficient Notes (CENts)	149.9	158.6	—	—	158.6
Senior notes	299.5	330.7	—	—	330.7

(1)	The carrying value of this balance excludes $5,921.2 of liabilities related to insurance contracts as of March 31, 2013.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	As of December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Level 3%

Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$311.5	$311.5	$—	$311.5	$—	—%
State and political subdivisions	776.5	776.5	—	776.5	—	—
Corporate securities	17,201.6	17,201.6	—	17,162.7	38.9	0.2
Residential mortgage-backed securities	3,007.8	3,007.8	—	3,007.8	—	—
Commercial mortgage-backed securities	1,707.7	1,707.7	—	1,688.9	18.8	0.1
Other debt obligations	513.9	513.9	—	440.9	73.0	0.3

Total fixed maturities, available-for-sale	23,519.0	23,519.0	—	23,388.3	130.7	0.6
Marketable equity securities, available-for-sale	49.6	49.6	0.5	44.1	5.0	—
Marketable equity securities, trading	552.7	552.7	552.5	—	0.2	—
Investments in limited partnerships, private equity funds	28.6	28.6	—	—	28.6	0.1
Other invested assets	24.6	24.6	3.8	13.0	7.8	—

Total investments carried at fair value	24,174.5	24,174.5	556.8	23,445.4	172.3	0.7
Separate account assets	807.7	807.7	807.7	—	—	—

Total	$24,982.2	$24,982.2	$1,364.5	$23,445.4	$172.3	0.7%

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,094.4	$3,370.5	$—	$—	$3,370.5
Investments in limited partnerships, tax credit investments	210.7	208.3	—	208.3	—
Cash and cash equivalents	130.8	130.8	130.8	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$10,596.7	$10,610.9	$—	$—	$10,610.9
Income annuities	6,585.9	8,386.3	—	—	8,386.3
Notes payable:
Capital Efficient Notes (CENts)	149.9	154.8	—	—	154.8
Senior notes	299.5	324.5	—	—	324.5

(1)	The carrying value of this balance excludes $5,885.9 of liabilities related to insurance contracts as of December 31, 2012.

    Financial Instruments Measured at Fair Value

    Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of March 31, 2013 and December 31, 2012, respectively, pricing services provided prices for 96.6% and 96.2% of the Company’s fixed maturities.

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

As of March 31, 2013, the Company had $760.4 or 3.3%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $741.1, or 97.5%, as Level 2 measurements as of March 31, 2013. As of December 31, 2012, the Company had $819.6, or 3.5%, of its fixed maturities invested in private placement securities, of which $787.3, or 96.1%, were classified as Level 2 measurements.

Corporate Securities

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s corporate securities classified as Level 2 measurements was $17,249.1 and $17,162.7, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of March 31, 2013			As of December 31, 2012
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$3,302.3	19.1%	217	$3,312.1	19.3%	218
Consumer staples	2,790.7	16.2	159	2,785.1	16.2	157
Consumer discretionary	2,103.4	12.2	167	2,113.2	12.3	167
Financials	1,950.4	11.3	173	1,873.3	10.9	171
Weighted-average coupon rate	5.80%			5.88%
Weighted-average remaining years to contractual maturity	10.1			10.3

The majority of corporate securities classified as Level 2 measurements are priced by independent pricing services utilizing evaluated pricing models. The significant inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many corporate securities do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations.

As of March 31, 2013, $630.5, or 3.7%, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.

Residential Mortgage-backed Securities

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,935.2 and $3,007.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.60% and 4.67% as of March 31, 2013 and December 31, 2012, respectively. Agency securities comprised 89.6% and 89.4% of the Company’s Level 2 RMBS as of March 31, 2013 and December 31, 2012, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of March 31, 2013		As of December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$2.5	0.8%	$23.6	7.4%
AA through BBB	100.3	32.8	94.1	29.5
BB & below	203.6	66.4	201.8	63.1

Total non-agency RMBS	$306.4	100.0%	$319.5	100.0%

Non-agency RMBS with super senior subordination	$192.8	62.9%	$202.7	63.4%

As of both March 31, 2013 and December 31, 2012, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.4%. As of March 31, 2013 and December 31, 2012, $124.1 and $127.7, or 40.5% and 40.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.

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

Commercial Mortgage-backed Securities

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,604.9 and $1,688.9, respectively. The weighted-average coupon rate on these securities was 4.98% and 5.03% as of March 31, 2013 and December 31, 2012, respectively. The following table presents additional information about the composition of the underlying collateral of Level 2 CMBS securities:

	As of March 31, 2013	As of December 31, 2012
	% of Total	% of Total
Significant underlying collateral locations:
New York	21.9%	20.1%
California	12.1	12.0
Texas	7.5	7.5
Significant underlying collateral property types:
Office buildings	33.8%	31.9%
Retail shopping centers	30.9	32.4

The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 78.8% and 78.4% of Level 2 CMBS as of March 31, 2013 and December 31, 2012, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 30.6% and 29.9% as of March 31, 2013 and December 31, 2012, respectively, and 97.1% and 96.6% were in the most senior tranche as of March 31, 2013 and December 31, 2012, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), certain nonredeemable preferred stocks and investments in mutual funds. The securities primarily consist of investments in publicly traded companies and Symetra mutual funds with published net asset values (NAVs). When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

Investments in Limited Partnerships

Investments in limited partnerships recorded at fair value are investments in private equity funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s NAV. The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to fifteen years. As such, the Company classifies these securities as Level 3 measurements.

Separate Accounts

Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three months ended March 31, 2013:

						Unrealized Gains (Losses)
						Included in:
	Balance as of January 1, 2013	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income (loss)	Realized Gains (Losses)(3)	Balance as of March 31, 2013
Types of Investments:
Corporate securities	$38.9	$—	$—	$—	$(13.0)	$—	$0.2	$(0.1)	$26.0
Residential mortgage-backed securities	—	—	—	0.2	—	—	—	—	0.2
Commercial mortgage-backed securities	18.8	—	—	—	(3.7)	—	(0.3)	—	14.8
Other debt obligations	73.0	5.5	—	—	—	—	(1.0)	—	77.5

Total fixed maturities, available-for-sale	130.7	5.5	—	0.2	(16.7)	—	(1.1)	(0.1)	118.5
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	28.6	0.6	—	—	(1.1)	0.5	—	—	28.6
Other invested assets	7.8	4.5	—	—	(1.0)	3.0	—	0.3	14.6

Total Level 3	$172.3	$10.6	$—	$0.2	$(18.8)	$3.5	$(1.1)	$0.2	$166.9

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into and out of Level 3 were $0.2 and $0.0, respectively, for the three months ended March 31, 2013.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized investment gains (losses).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three months ended March 31, 2012:

						Unrealized Gains (Losses)
						Included in:
	Balance as of January 1, 2012	Purchases	Sales	Transfers In and/or (Out) of Level 3(1)	Other(2)	Net Income(3)	Other Comprehensive Income (loss)	Realized Gains (Losses)(3)	Balance as of March 31, 2012
Types of Investments:
Corporate securities	$91.4	$0.5	$—	$(32.7)	$0.1	$(0.6)	$2.7	$(0.1)	$61.3
Residential mortgage-backed securities	—	2.7	—	—	—	—	—	—	2.7
Commercial mortgage-backed securities	15.9	—	—	—	(0.3)	—	(0.1)	—	15.5
Other debt obligations	79.9	—	—	(13.5)	(25.2)	—	1.0	0.4	42.6

Total fixed maturities, available-for-sale	187.2	3.2	—	(46.2)	(25.4)	(0.6)	3.6	0.3	122.1
Marketable equity securities, available- for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	0.2	—	—	(4.1)	0.1	—	0.3	24.3
Other invested assets	4.8	2.3	—	—	—	1.6	—	—	8.7

Total Level 3	$225.4	$5.7	$—	$(46.6)	$(29.5)	$1.1	$3.6	$0.6	$160.3

(1)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into and out of Level 3 were $23.1 and $(69.7), respectively, for the three months ended March 31, 2012. Transfers out included certain privately placed fixed maturities for which there was a change in valuation methodology during the first quarter 2012 to a method that uses significant observable inputs.
(2)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(3)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized investment gains (losses).

Other Financial Instruments Subject to Fair Value Disclosure Requirements

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $162.1 and $121.9 as of March 31, 2013 and December 31, 2012, respectively.

The fair value of the Company’s mortgage loans were measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities.

Investments in limited partnerships associated with tax credit investments are carried at amortized cost. Fair value was estimated based on the discounted cash flows over the remaining life of the tax credits, using the original internal rate of return for each investment.

The fair values of funds held under deposit contracts related to investment-type contracts are estimated based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

7. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)

The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended
	March 31,
	2013	2012
Unamortized balance at beginning of period	$367.9	$368.4
Deferral of acquisition costs	17.9	19.7
Adjustments related to investment (gains) losses	0.2	—
Amortization	(18.9)	(15.8)

Unamortized balance at end of period	367.1	372.3
Accumulated effect of net unrealized investment gains	(195.0)	(190.2)

Balance at end of period	$172.1	$182.1

The following table provides a reconciliation of the beginning and ending balance for DSI, which are included in receivables and other assets on the consolidated balance sheets:

	For the Three Months Ended
	March 31,
	2013	2012
Unamortized balance at beginning of period	$153.4	$142.0
Capitalizations	13.3	13.3
Adjustments related to investment (gains) losses	0.2	—
Amortization	(12.8)	(8.4)

Unamortized balance at end of period	154.1	146.9
Accumulated effect of net unrealized investment gains	(122.5)	(101.6)

Balance at end of period	$31.6	$45.3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

8. Stockholders’ Equity

The following table summarizes the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three months ended March 31, 2013:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(106.3)	(0.4)	15.3	5.1	(86.3)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.5)	(0.5)
Foreign currency swaps	—	—	—	(0.5)	(0.5)
Net realized investment (gains) losses	10.3	3.7	(0.4)	—	13.6
Total provision (benefit) for income taxes	(3.6)	(1.3)	0.1	0.4	(4.4)

Total reclassifications from AOCI, net of taxes	6.7	2.4	(0.3)	(0.6)	8.2

Other comprehensive income (loss) after reclassifications	(99.6)	2.0	15.0	4.5	(78.1)

Balance as of March 31, 2013	$1,510.6	$(17.6)	$(206.4)	$6.5	$1,293.1

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $(57.2), $(0.2), $8.2, $2.8 and $(46.4), respectively.
(2)	Reclassification adjustments are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).
(3)	Refer to Note 7 for the respective accumulated effect on net unrealized investment gains for DAC and DSI balances.

The following table summarizes the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three months ended March 31, 2012:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2012	$1,236.6	$(37.2)	$(175.6)	$3.5	$1,027.3
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(14.8)	(0.7)	(14.0)	(0.3)	(29.8)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.5)	(0.5)
Net realized investment (gains) losses	(5.3)	9.6	—	—	4.3
Total provision (benefit) for income taxes	1.9	(3.3)	—	0.2	(1.2)

Total reclassifications from AOCI, net of taxes	(3.4)	6.3	—	(0.3)	2.6

Other comprehensive income (loss) after reclassifications	(18.2)	5.6	(14.0)	(0.6)	(27.2)

Balance as of March 31, 2012	$1,218.4	$(31.6)	$(189.6)	$2.9	$1,000.1

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $(8.0), $(0.4), $(7.5), $(0.1), and $(16.0) respectively.
(2)	Reclassification adjustments are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).
(3)	Refer to Note 7 for the respective accumulated effect on net unrealized investment gains for DAC and DSI balances.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2012	118.637
Restricted stock issued, net	0.379
Employee stock purchase plan shares issued	0.142
Shares repurchased (1)	(0.070)

Balance as of December 31, 2012	119.088

Balance as of January 1, 2013	119.088
Restricted stock issued, net	0.283
Employee stock purchase plan shares issued	0.038
Shares repurchased (1)	(0.310)

Balance as of March 31, 2013	119.099

(1)	Represents shares repurchased pursuant to the Company’s stock repurchase program approved February 1, 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

9. Stock-Based Compensation

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2013	0.649	$11.50
Shares granted	0.289	13.45
Shares vested	(0.005)	12.06
Shares forfeited	(0.006)	10.87

Outstanding as of March 31, 2013	0.927	$12.11

10. Commitments and Contingencies

    Unclaimed Property Inquiries

The Company’s life insurance subsidiaries are in the early phases of an audit on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of abandoned or unclaimed money or property. The Company’s life insurance subsidiaries are also in the early phases of a market conduct examination focused on life insurance and annuity claims settlement practices, including practices related to handling of unclaimed property. The Company believes it is reasonably possible that the audit and examination activity could result in payments of interest, fines or penalties. The Company is not currently able to estimate the loss or range of loss of these matters. However, the Company does not expect that the ultimate outcome of these matters will have a material adverse effect on the Company’s financial condition, future operating results or liquidity.

    Litigation

Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of March 31, 2013, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

    Other Commitments

As of March 31, 2013 and December 31, 2012, unfunded mortgage loan commitments were $113.3 and $64.4, respectively. As of March 31, 2013, the Company had no other material changes to our commitments or contingencies since December 31, 2012.

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

	For the Three Months Ended March 31, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$148.0	$—	$—	$9.0	$—	$157.0
Net investment income	5.1	143.2	101.7	69.2	4.5	323.7
Policy fees, contract charges, and other	3.5	5.8	1.9	33.1	5.6	49.9
Net realized gains (losses) – FIA	—	2.5	—	—	—	2.5

Total operating revenues	156.6	151.5	103.6	111.3	10.1	533.1
Benefits and expenses:
Policyholder benefits and claims	101.4	—	—	18.1	—	119.5
Interest credited	—	82.9	88.5	64.2	(0.3)	235.3
Other underwriting and operating expenses	41.7	21.7	5.4	16.0	7.0	91.8
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	16.2	0.9	1.8	—	18.9

Total benefits and expenses	143.1	120.8	94.8	100.1	14.9	473.7

Segment pre-tax adjusted operating income (loss)	$13.5	$30.7	$8.8	$11.2	$(4.8)	$59.4

Operating revenues	$156.6	$151.5	$103.6	$111.3	$10.1	$533.1
Add: Net realized investment gains (losses), excluding FIA	—	0.9	17.7	(0.2)	5.6	24.0

Total revenues	156.6	152.4	121.3	111.1	15.7	557.1
Total benefits and expenses	143.1	120.8	94.8	100.1	14.9	473.7

Income from operations before income taxes	$13.5	$31.6	$26.5	$11.0	$0.8	$83.4

As of March 31, 2013:
Total assets	$151.5	$12,739.2	$7,607.5	$6,597.8	$2,491.8	$29,587.8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	For the Three Months Ended March 31, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$140.5	$—	$—	$9.8	$—	$150.3
Net investment income	5.4	134.4	104.1	71.6	5.0	320.5
Policy fees, contract charges, and other	3.0	5.1	1.2	31.7	5.3	46.3
Net realized gains (losses) – FIA	—	1.2	—	—	—	1.2

Total operating revenues	148.9	140.7	105.3	113.1	10.3	518.3
Benefits and expenses:
Policyholder benefits and claims	86.6	(0.1)	—	18.7	—	105.2
Interest credited	—	82.2	84.5	63.2	(0.4)	229.5
Other underwriting and operating expenses	37.2	19.0	5.7	15.3	5.8	83.0
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	13.8	0.6	1.4	—	15.8

Total benefits and expenses	123.8	114.9	90.8	98.6	13.6	441.7

Segment pre-tax adjusted operating income (loss)	$25.1	$25.8	$14.5	$14.5	$(3.3)	$76.6

Operating revenues	$148.9	$140.7	$105.3	$113.1	$10.3	$518.3
Add: Net realized investment gains (losses), excluding FIA	—	(0.2)	16.3	(0.6)	9.2	24.7

Total revenues	148.9	140.5	121.6	112.5	19.5	543.0
Total benefits and expenses	123.8	114.9	90.8	98.6	13.6	441.7

Income (loss) from operations before income taxes	$25.1	$25.6	$30.8	$13.9	$5.9	$101.3

As of March 31, 2012:
Total assets	$203.1	$12,084.1	$7,380.0	$6,451.4	$2,426.1	$28,544.7

12. Subsequent Events

On May 2, 2013, the Company declared a dividend of $0.08 per common share, or approximately $11.0 in total, to shareholders and warrant holders of record on May 16, 2013. The dividend will be paid on or about May 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with Item 1 – “Condensed Financial Statements” included in this Form 10-Q, and our Annual Report for the year ended December 31, 2012, filed with the SEC on February 26, 2013 (“2012 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.

Management considers certain non-GAAP financial measures, including adjusted operating income; adjusted operating income per common share; pre-tax adjusted operating income; adjusted book value; adjusted book value, as converted; adjusted book value per common share; adjusted book value per common share, as converted; average adjusted book value; and operating return on average equity (ROAE) to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 – “Management’s Discussion and Analysis of Financial Condition – Use of non-GAAP Financial Measures” in our 2012 10-K.

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

Our Operations

We manage our business through three divisions composed of four business segments:

Benefits Division

•	Benefits. We offer medical stop-loss, limited benefit medical and group life and disability income (DI) insurance products and services to employers, unions, and public agencies.

Retirement Division

•	Deferred Annuities. We offer fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•

Income Annuities. We offer single premium immediate annuities (SPIAs) to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement. We also service our block of structured settlement policies and offer funding services options to existing structured settlement clients.

Individual Life Division

•	Individual Life. We offer an array of insurance products such as term and universal life insurance, including bank-owned life insurance (BOLI) and variable corporate-owned life insurance (COLI).

In addition, we have a fifth segment, referred to as the Other segment, which includes our operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside our divisions, such as our broker-dealer entity, as well as investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to our limited partnership interests and inter-segment elimination entries.

See Note 11 to the accompanying unaudited interim condensed consolidated financial statements for the financial results of our segments.

Current Outlook, Economic Factors and Trends

The level and movement of interest rates are among the most important economic factors we consider in the management of the Company and our establishment of future strategic direction. The benchmark 10-year Treasury rate, which trended upward during the first quarter of 2013, recently declined back to rates seen at the end of 2012. We continue to believe that interest rates will remain low throughout the remainder of 2013.

This low interest rate environment compresses margins on our annuity and life insurance businesses and slows our pace of growth. Our fixed annuity, SPIA, universal life and BOLI products expose us to the risk that declines in interest rates will reduce our interest spread, or the difference between the investment yield we earn and the interest rate we credit to policyholders on our products. Low interest rates have also had, and will continue to have, a negative impact on sales of these products, as consumers are less willing to lock up savings in low-yielding products. Annuity sales in our Deferred Annuities segment decreased 9% in the first quarter of 2013 when compared to the same period in 2012, which we believe was primarily driven by the low interest rate environment. We saw sales of our traditional fixed annuities decrease, while sales of our fixed indexed annuity (FIA) product grew meaningfully. We believe FIA products provide customers with an attractive option to earn interest based on their participation in the performance of an equity– or commodity– based index while protecting their principal. In addition, relative to traditional fixed annuities, FIA growth helps lessen our reliance on interest-rate sensitive products.

Credit spreads on fixed maturities have tightened in most sectors, and we continue to face difficulties in finding an adequate supply of fixed maturities that meet our quality standards. To manage our investment yield in this environment, we plan to continue investing in commercial mortgage loans we underwrite. During the first quarter of 2013, we originated $137.6 in commercial mortgage loans. While interest rates on recently written loans have decreased consistent with the overall level of interest rates, they continue to be an attractive investment opportunity. Our commercial mortgage loan holdings have grown steadily over the past two years, increasing from 7.3% of our portfolio as of December 31, 2010, to 11.5% as of March 31, 2013. We also modestly increased our investments in foreign securities, as we believe this asset class has quality investment opportunities that offer attractive yields. We purchased $123.4 of foreign-denominated fixed maturity securities in the first quarter of 2013, which now comprise approximately 1% of our total fixed maturities as of March 31, 2013.

Our investment yield is impacted by investment prepayments and by normal reinvestment of cash flows from our investment portfolio. We believe the low interest rate environment makes it relatively attractive for bond issuers to prepay their bonds and refinance at lower market rates. We have seen an increase in prepayments and related income, which is recognized when prepayment fees are received. These fees, which have primarily been make-whole premiums, are recorded in net investment income. Such fees help maintain current period yields; however, reinvestment of the proceeds and other cash flows generated by our portfolios at current market rates will result in lower investment income in the future. We received prepayment-related income of $17.7 in the first quarter of 2013, compared to $5.5 in the first quarter of 2012.

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

To manage our way through this uncertain environment and grow profitably, we will continue to focus on the strategies outlined in Item 1 — “Business — Our Strategies” in our 2012 10-K. Our 2013 focus is on profitable growth of our core businesses and executing on our strategic initiatives. We believe we have adequate levels of capital to support our priorities – organic growth, transactional growth and capital actions. Opportunities for organic growth of our business and for strategic transactions have arisen as major players in the life insurance industry have exited or announced plans to exit the life and annuities marketplace. To enable us to execute on our capital management plans, in February 2013 we began a stock repurchase program of up to 10.0 shares of our outstanding common stock.

The success of our business and the successful execution of our strategies may be affected by the factors discussed in Item 1A — “Risk Factors” in our 2012 10-K and other factors as discussed herein.

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

The following accounting policies are those we consider to be particularly critical to understanding our condensed financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:

•	The valuation of investments at fair value;

•	The evaluation of other-than-temporary impairments (OTTI) of investments;

•	The balance, recoverability and amortization of deferred policy acquisition costs and deferred sales inducements; and

•	The liabilities for future policy benefits and policy and contract claims.

There have been no material changes to the critical accounting estimates listed above, which are described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited consolidated financial statements included in the 2012 10-K.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 to the accompanying unaudited interim condensed consolidated financial statements.

Sources of Revenues and Expenses

Our primary sources of revenues from our insurance operations are premiums, net investment income and policy fees and contract charges. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, and general business and operating expenses, net of DAC deferrals. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount, allocated investments, account values and time study results. We also generate net realized investment gains (losses) on sales or impairment of our investments and changes in fair value on our equity trading portfolio.

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

For a full description of each source of revenue and expense, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Revenues and Expenses” in our 2012 10-K.

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

For a full description of each non-GAAP measure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures” in our 2012 10-K.

	As of	As of
	March 31,	December 31,
	2013	2012
Total stockholders’ equity	$3,604.2	$3,630.1
Less: accumulated other comprehensive income (AOCI)	1,293.1	1,371.2

Adjusted book value*	2,311.1	2,258.9
Add: Assumed proceeds from exercise of warrants	218.1	218.1

Adjusted book value, as converted*	$2,529.2	$2,477.0

Book value per common share (1)	$26.10	$26.29

Adjusted book value per common share (2)*	$19.40	$18.97

Adjusted book value per common share, as converted (3)*	$18.32	$17.94

	For the Twelve Months Ended
	March 31,	December 31,
	2013	2012
Return on stockholders’ equity, or ROE	5.6%	6.1%
Net income (4)	$196.0	$205.4
Average stockholders’ equity (5)	3,481.7	3,383.9
Operating return on average equity, or ROAE*	7.9%	8.5%
Adjusted operating income (6)*	$176.4	$185.3
Average adjusted book value (7)*	2,230.4	2,185.7

*	Represents a non-GAAP measure.
(1)	Book value per common share is calculated as stockholders’ equity divided by outstanding common shares and shares subject to outstanding warrants totaling 138.075 and 138.064 as of March 31, 2013 and December 31, 2012, respectively.
(2)	Adjusted book value per common share is calculated as adjusted book value divided by outstanding common shares totaling 119.099 and 119.088 as of March 31, 2013 and December 31, 2012, respectively.
(3)	Adjusted book value per common share, as converted is calculated as adjusted book value plus the assumed proceeds from exercise of warrants, divided by outstanding common shares and shares subject to outstanding warrants totaling 138.075 and 138.064 as of March 31, 2013 and December 31, 2012, respectively. The warrants, which will expire in August 2014, have an exercise price of $11.49.
(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended March 31, 2013, this consisted of quarterly net income of $66.0, $31.0, $55.2 and $43.8.
(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of March 31, 2013, stockholder’s equity for the most recent five quarters was $3,604.2, $3,630.1, $3,641.2, $3,378.4 and $3,154.7. As of December 31, 2012, stockholder’s equity for the most recent five quarters was $3,630.1, $3,641.2, $3,378.4, $3,154.7 and $3,114.9.
(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended March 31, 2013, this consisted of quarterly adjusted operating income of $50.4, $32.9, $45.9 and $47.2. Adjusted operating income consists of net income, less after-tax net realized gains (losses), plus after-tax net realized and unrealized gains (losses) related to our FIA product. For the twelve months ended March 31, 2013, the net quarterly reconciling amounts were $15.6, $(1.9), $9.3 and $(3.4). For the twelve months ended December 31, 2012, adjusted operating income was $185.3, with a net reconciling amount of $20.1.

(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of March 31, 2013, adjusted book value for the most recent five quarters was $2,311.1, $2,258.9, $2,236.9, $2,190.4 and $2,154.6. AOCI, for the most recent five quarters was $1,293.1, $1,371.2, $1,404.3, $1,188.0 and $1,000.1. As of December 31, 2012, adjusted book value of the most recent five quarters was $2,258.9, $2,236.9, $2,190.4, $2,154.6 and $2,087.6. AOCI, for the most recent five quarters was $1,371.2, $1,404.3, $1,188.0, $1,000.1 and $1,027.3.

Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	Three Months Ended		QTD
	March 31,		Variance (%)
	2013	2012	2013 vs. 2012
Revenues:
Premiums	$157.0	$150.3	4.5%
Net investment income	323.7	320.5	1.0
Policy fees, contract charges, and other	49.9	46.3	7.8
Net realized investment gains (losses)	26.5	25.9	2.3

Total revenues	557.1	543.0	2.6
Benefits and expenses:
Policyholder benefits and claims	119.5	105.2	13.6
Interest credited	235.3	229.5	2.5
Other underwriting and operating expenses	91.8	83.0	10.6
Interest expense	8.2	8.2	—
Amortization of deferred policy acquisition costs	18.9	15.8	19.6

Total benefits and expenses	473.7	441.7	7.2

Income from operations before income taxes	83.4	101.3	(17.7)

Total provision for income taxes	17.4	25.9	(32.8)

Net income	$66.0	$75.4	(12.5)%

Net income per common share (1):
Basic	$0.48	$0.55	(12.7)%
Diluted	$0.48	$0.55	(12.7)
Weighted-average common shares outstanding:
Basic	138.093	137.776	0.2%
Diluted	138.098	137.781	0.2
Non-GAAP Financial Measures:
Adjusted operating income	$50.4	$59.3	(15.0)%

Adjusted operating income per common share:
Basic	$0.37	$0.43	(14.0)%
Diluted	$0.37	$0.43	(14.0)
Reconciliation to net income:
Net income	$66.0	$75.4	(12.5)
Less: Net realized investment gains (losses) (net of taxes of $9.3 and $9.0)	17.2	16.9	1.8
Add: Net realized gains (losses) – FIA (net of taxes of $0.9 and $0.4)	1.6	0.8	100.0

Adjusted operating income	$50.4	$59.3	(15.0)%

(1)	Basic net income and adjusted operating income per common share include all participating securities using the two-class method. Diluted net income and adjusted operating income per common share include the dilutive impact of non-participating securities, based on the application of the treasury stock method. Shares included in these calculations are weighted for the portion of the period they were outstanding. Antidilutive awards were excluded from the computation of diluted earnings per share.

The following table sets forth pre-tax adjusted operating income, by segment:

	Three Months Ended March 31,		QTD Variance (%)
	2013	2012	2013 vs. 2012
Segment pre-tax adjusted operating income (loss):
Benefits	$13.5	$25.1	(46.2)%
Deferred Annuities	30.7	25.8	19.0
Income Annuities	8.8	14.5	(39.3)
Individual Life	11.2	14.5	(22.8)
Other	(4.8)	(3.3)	(45.5)

Pre-tax adjusted operating income (1)	$59.4	$76.6	(22.5)%

Add: Net realized investment gains (losses), excluding FIA	24.0	24.7	(2.8)

Income from operations before incomes taxes	$83.4	$101.3	(17.7)%

(1)	Represents a non-GAAP measure.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Results

Net income decreased $9.4 primarily as a result of lower pre-tax adjusted operating income. The provision for income taxes decreased $8.5 on lower pre-tax earnings and a lower effective tax rate, which was 20.9% for the three months ended March 31, 2013 compared to 25.6% for the same period in 2012. The effective tax rate declined due to an increase in benefits from our tax credit investments.

Net realized investment gains for first quarter 2013 were relatively flat compared to the first quarter 2012. Net equity gains increased $15.0, to $33.0 for the three months ended March 31, 2013 compared to $18.0 for the same period in 2012. This was mostly offset by net losses on sales in our fixed maturity portfolio, which were losses of $6.3 for three months ended March 31, 2013, compared to gains of $7.8 for the same period in 2012. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income declined $17.2 from the three months ended March 31, 2012. We experienced lower earnings in three of our four business segments and higher losses in our Other segment.

Included in our segment results for the first quarter of 2013 is $17.7 of net investment income related to investment prepayments (primarily bond make-whole premiums from investments in our Deferred Annuities segment). This income was partially offset by $6.0 of related DAC and DSI amortization. In the first quarter of 2012, we received $5.5 of prepayment-related income.

Our Benefits segment’s profitability decreased $11.6 for the three months ended March 31, 2013, compared with the same period in 2012. This was driven by a higher loss ratio on our medical stop-loss business and higher operating expenses primarily related to our growing group life and disability income business.

Our Deferred Annuities segment’s profitability increased $4.9 due to higher investment income from prepayment-related activity and growth in account value. This was partially offset by higher operating expenses, primarily related to our True variable annuity (VA) product.

Our Income Annuities segment’s profitability decreased $5.7 driven by mortality gains of $1.0 for the three months ended March 31, 2013, compared to $5.4 for the same period in 2012.

Our Individual Life segment’s profitability decreased $3.3, driven by our decreasing block of term life business and a lower BOLI ROA.

Our Other segment’s losses increased $1.5 primarily due to lower net investment income and higher operating expenses related to exploration of an acquisition opportunity.

Division Operating Results

The results of operations and selected operating metrics for our five segments, (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other), for the three months ended March 31, 2013 and 2012 are set forth in the following respective sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	Three Months Ended March 31,		QTD Variance (%)
	2013	2012	2013 vs. 2012
Operating revenues:
Premiums	$148.0	$140.5	5.3%
Net investment income	5.1	5.4	(5.6)
Policy fees, contract charges, and other	3.5	3.0	16.7

Total operating revenues	156.6	148.9	5.2
Benefits and expenses:
Policyholder benefits and claims	101.4	86.6	17.1
Other underwriting and operating expenses	41.7	37.2	12.1

Total benefits and expenses	143.1	123.8	15.6

Segment pre-tax adjusted operating income	$13.5	$25.1	(46.2)%

The following table sets forth selected historical operating metrics relating to our Benefits segment for the three months ended:

	Three Months Ended
	March 31,
	2013	2012
Loss ratio (1)	68.5%	61.6%
Expense ratio (2)	28.1	26.6

Combined ratio (3)	96.6	88.2

Medical stop-loss — loss ratio (4)	69.2	61.9
Total sales (5)	$66.5	$66.7

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $11.6, primarily the result of a higher loss ratio and increased operating expenses. The loss ratio increased to 68.5% for the three months ended March 31, 2013, compared to a very favorable 61.6% for the same period in 2012. Loss ratios can vary widely from period to period. However, given the first quarter 2013 loss ratio and increasingly competitive stop-loss market conditions, the full-year loss ratio may end a couple of percentage points higher than our long-term target range of 63%–65%. Historically, our January sales and renewals of existing policies represent approximately half of the premium we write in a fiscal year. We continue to manage our medical stop-loss business for profitable earnings growth.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Premiums increased $7.5 driven by organic growth in all lines of business. Strong sales of post-January 2012 policies in our medical stop-loss line, and growth of our group life and disability income line were the drivers of this increase.

Benefits and Expenses

Policyholder benefits and claims increased $14.8 driven by a higher claims frequency in our medical stop-loss business. We experienced higher claims on our post-January 2012 and January 2013 policies. Also contributing to the increase were higher limited benefit medical claims, and higher group life and disability income claims due to the growth in this line of business.

The $4.5 increase in other underwriting and operating expenses was, as expected, driven by expenses to support our growing group life and disability income business.

Sales

Sales for the quarter ended March 31, 2013 totalled $66.5, compared to sales of $66.7 for the same period in 2012. Medical stop-loss sales declined $7.2, reflecting underwriting discipline in a competitive market. This was offset by an $8.2 increase in group life and disability income sales as we gain momentum in this market.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	Three Months Ended March 31,		QTD Variance (%)
	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$143.2	$134.4	6.5%
Policy fees, contract charges, and other	5.8	5.1	13.7
Net realized gains (losses) – FIA	2.5	1.2	*

Total operating revenues	151.5	140.7	7.7
Benefits and expenses:
Policyholder benefits and claims	—	(0.1)	(100.0)
Interest credited	82.9	82.2	0.9
Other underwriting and operating expenses	21.7	19.0	14.2
Amortization of deferred policy acquisition costs	16.2	13.8	17.4

Total benefits and expenses	120.8	114.9	5.1

Segment pre-tax adjusted operating income	$30.7	$25.8	19.0%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2013	2012
Fixed account values, excluding FIA - General account	$10,681.4	$10,662.5
Fixed account values, FIA - General account	539.1	145.2
Variable account values - Separate account	766.6	763.8
Interest spread (1)	2.23%	1.94%
Base earned yield	4.70	4.91
Base credited yield	2.87	3.01

Base interest spread (2)	1.83	1.90

Total sales (3)	$322.0	$353.8

(1)	Interest spread excludes FIA and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(2)	Base interest spread excludes FIA and is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums net of related deferred sales inducement amortization, and the MBS prepayment speed adjustment.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Results

Segment pre-tax adjusted operating income increased $4.9, primarily driven by higher investment income from prepayment-related activity and growth in account value. Prepayment-related income was $7.4, net of related amortization, in the first quarter of 2013, compared to $1.0 in the first quarter of 2012. This was partially offset by higher operating expenses related to our True VA product and higher DAC amortization.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income increased $8.8, driven by $13.3 of prepayment-related income received in the first quarter of 2013, compared to $1.0 received in the first quarter of 2012. Investment income also grew slightly on an increase in average invested assets due to higher fixed annuity account values. This was partially offset by lower portfolio yields, which was the result of lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.

Benefits and Expenses

Prepayment-related investment income received in the first quarter of 2013 drove increased DAC and DSI amortization. The increase in DSI amortization, which is recorded in interest credited, was offset by lower interest provided to policyholders, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business.

Other underwriting and operating expenses increased $2.7, primarily related to distribution expenses associated with our True VA product. Towards the end of first quarter 2013 we refocused our True VA sales effort and going forward we expect lower distribution expenses for this product.

Sales

Deferred Annuities’ sales decreased 9% to $322.0 for the three months ended March 31, 2013 compared to $353.8 for the same period in 2012. This was primarily the result of the low interest rate environment, which we believe has driven a decline in overall industry sales of traditional fixed deferred annuities and increased competition for customers. The decline in sales of traditional fixed deferred annuities was offset by higher sales of our FIA product, which increased to $148.7 in the first quarter of 2013, compared to $60.6 in the first quarter of 2012. We expect our indexed annuity sales to outpace fixed annuity sales for the remainder of 2013, if interest rates remain at record low levels.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	Three Months Ended March 31,		QTD Variance (%)
	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$101.7	$104.1	(2.3)%
Policy fees, contract charges, and other	1.9	1.2	58.3

Total operating revenues	103.6	105.3	(1.6)
Benefits and expenses:
Interest credited	88.5	84.5	4.7
Other underwriting and operating expenses	5.4	5.7	(5.3)
Amortization of deferred policy acquisition costs	0.9	0.6	50.0

Total benefits and expenses	94.8	90.8	4.4

Segment pre-tax adjusted operating income	$8.8	$14.5	(39.3)%

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2013	2012
Reserves (1)	$6,546.6	$6,610.0
Interest spread (2)	0.66%	0.59%
Base earned yield	6.01	6.10
Base credited yield	5.55	5.59

Base interest spread (3)	0.46	0.51

Mortality gains (losses) (4)	$1.0	$5.4
Total sales (5)	40.7	55.8

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums and the MBS prepayment speed adjustment.
(4)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $5.7 primarily due to less favorable mortality experience. Mortality gains were $1.0 for the three months ended March 31, 2013, compared to gains of $5.4 for the same period in 2012. In addition, our base interest spread declined, reflecting the impact of low interest rates on investment yields. This was partially offset by a $1.8 increase in prepayment related income in first quarter 2013 compared with the same quarter of 2012.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income decreased $2.4, primarily due to lower average invested assets and lower yields. This was partially offset by an increase in investment income from prepayment-related activity, which was $3.2 in the first quarter of 2013 compared to $1.4 in the first quarter of 2012.

Benefits and Expenses

Interest credited decreased $4.0 driven by lower mortality gains. Mortality experience is volatile and can fluctuate significantly from quarter to quarter.

Sales

Sales decreased $15.1 on lower structured settlement annuity sales, as we discontinued sales in December 2012. This was partially offset by an increase in sales of single premium immediate annuities due to our focused sales strategies to help customers maximize retirement income.

Individual Life

The following table sets forth the results of operations relating to our Individual Life segment:

	Three Months Ended March 31,		QTD Variance (%)
	2013	2012	2013 vs. 2012
Operating revenues:
Premiums	$9.0	$9.8	(8.2)%
Net investment income	69.2	71.6	(3.4)
Policy fees, contract charges, and other	33.1	31.7	4.4

Total operating revenues	111.3	113.1	(1.6)
Benefits and expenses:
Policyholder benefits and claims	18.1	18.7	(3.2)
Interest credited	64.2	63.2	1.6
Other underwriting and operating expenses	16.0	15.3	4.6
Amortization of deferred policy acquisition costs	1.8	1.4	28.6

Total benefits and expenses	100.1	98.6	1.5

Segment pre-tax adjusted operating income	$11.2	$14.5	(22.8)%

The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the three months ended:

	Three Months Ended
	March 31,
	2013	2012
Individual insurance:
Individual claims (1)	$15.7	$15.7
UL account value (2)	716.2	698.1
UL interest spread (3)	1.97%	1.69%
UL base interest spread (4)	1.49	1.68
Sales (5)	$2.3	$3.0
Institutional Markets:
BOLI account value (2)	$4,696.4	$4,544.8
BOLI ROA (6)	0.84%	1.01%
BOLI base ROA (7)	0.83	0.94
Sales (8)	$2.4	$2.0

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(2)	UL account value and BOLI account value represent our liabilities to our policyholders.

(3)	UL interest spread excludes SPL and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(4)	UL base interest spread excludes SPL and is UL interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums net of related bonus interest amortization, the MBS prepayment speed adjustment and reserve adjustments.
(5)	Individual sales represents annualized first year premiums for recurring premium products and 10% of new single premium deposits, net of first year policy lapses and/or surrenders.
(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(7)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.
(8)	Represents 10% of new deposits.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $3.3 primarily driven by lower earnings contributions from our decreasing block of term life business and a lower BOLI ROA. The decline in the BOLI ROA was driven by an increase in BOLI claims and lower reinvestment rates.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Premiums decreased $0.8, which was driven by a reduction in premiums from our term life business on a smaller block.

Net investment income decreased $2.4 due primarily to lower yields on asset purchases over the past twelve months. This was partially offset by an increase in average invested assets, mainly due to growth in BOLI account value.

Policy fees, contract charges, and other increased $1.4 due to higher COI and administrative fees on our BOLI business.

Benefits and Expenses

Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $0.4, which was primarily driven by higher interest credited on increased BOLI account values.

Sales

Sales of individual life products decreased to $2.3 for the three months ended March 31, 2013, compared to $3.0 for the same period in 2012, due to lower sales of single-premium life (SPL) policies. The lower sales reflect changes we made to our SPL product in third quarter 2012, in response to the sustained low interest rate environment. During 2013, we expect gradual sales growth of our individual life products. Sales of our COLI product were $2.4 in the first quarter of 2013, reflecting $23.8 of deposits, compared to no sales in the first quarter of 2012. We had no BOLI sales in first quarter of 2013, compared with $2.0 in the first quarter of 2012.

Other

The following table sets forth the results of operations relating to our Other segment:

	Three Months Ended March 31,		QTD Variance (%)
	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$4.5	$5.0	(10.0)%
Policy fees, contract charges, and other	5.6	5.3	5.7

Total operating revenues	10.1	10.3	(1.9)
Benefits and expenses:
Interest credited	(0.3)	(0.4)	25.0
Other underwriting and operating expenses	7.0	5.8	20.7
Interest expense	8.2	8.2	—

Total benefits and expenses	14.9	13.6	9.6%

Segment pre-tax adjusted operating loss	$(4.8)	$(3.3)	(45.5)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $4.8 for the three months ended March 31, 2013 compared with losses of $3.3 for the same period in 2012. This decline in results was due to lower net investment income and increased operating expenses, approximately half of which was related to our continued exploration of acquisition opportunities.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of March 31, 2013 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our portfolio of equity and equity-like investments is marked-to-market and mainly supports investment strategies, including asset and liability matching strategies, for certain long-duration insurance products. These equity and equity-like investments include common stock, REITs and convertible securities. We believe that prudent levels of equity and equity-like investments offer enhanced long-term, after-tax total returns.

The following table presents the composition of our investment portfolio:

	As of March 31, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,609.2	82.4%	$22,699.4	82.4%
Private	760.4	2.8	819.6	3.0
Marketable equity securities, available-for-sale (1)	50.6	0.2	49.6	0.2
Marketable equity securities, trading (2)	501.5	1.8	552.7	2.0
Mortgage loans, net	3,170.7	11.5	3,094.4	11.2
Policy loans	64.7	0.2	65.8	0.2
Investments in limited partnerships (3):
Private equity funds	28.6	0.1	28.6	0.1
Tax credit investments	206.7	0.8	210.7	0.8
Other invested assets	45.1	0.2	35.6	0.1

Total	$27,437.5	100.0%	$27,556.4	100.0%

(1)	Primarily includes non-redeemable preferred stock.

(2)	Includes investments in common stock, REITs and mutual funds.
(3)	Investments in private equity funds are carried at fair value, and our tax credit investments are carried at amortized cost.

Invested assets decreased $118.9 during the first three months of 2013 primarily due to a slight decline in the net unrealized gain position of our available-for-sale fixed maturities. As of March 31, 2013 and December 31, 2012, we had net unrealized gains of $2.3 billion and $2.4 billion, respectively, on our fixed maturity portfolio.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2013		March 31, 2012
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.39%	$284.6	5.38%	$284.3
Marketable equity securities, available-for-sale	4.41	0.6	4.44	0.5
Marketable equity securities, trading	2.66	3.1	2.91	2.7
Mortgage loans, net	5.73	44.9	6.29	40.9
Policy loans	5.60	0.9	5.55	1.0
Investments in limited partnerships:
Private equity funds	9.44	0.5	7.92	0.4
Tax credit investments (2)	*	(4.9)	*	(4.4)
Other income producing assets (3)	2.63	2.0	2.26	1.8

Gross investment income before investment expenses	5.22	331.7	5.27	327.2
Investment expenses	(0.13)	(8.0)	(0.11)	(6.7)

Net investment income	5.09%	$323.7	5.16%	$320.5

*	Represents yield that is not meaningful.
(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $6.0 and $4.5 for the three months ended March 31, 2013 and 2012, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

For the three months ended March 31, 2013, net investment income increased 1.0% compared to the same period in 2012, driven by an increase in prepayment income and an increase in average invested assets, partially offset by a decrease in yield. We continue to experience prepayment activity and related prepayment income as a result of the low interest rate environment. Prepayment-related income includes make-whole premiums and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads. This income generated approximately $17.7, or 29 basis points (bps), of yield in the three months ended March 31, 2013, compared to $5.5, or 9bps, in the same period in 2012. The majority of this prepayment-related income affected our fixed maturities. Without this prepayment-related income, yields on our fixed maturities declined for the three months ended March 31, 2013 compared to the same period in 2012.

Yields on our entire investment portfolio decreased to 5.09% for the three months ended March 31, 2013 from 5.16% for the same period in 2012. This reduction reflects the prolonged low interest rate environment. In an attempt to mitigate the effects of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We focus on originating loans at a consistent spread to comparable U.S. Treasuries. For the three months ended March 31, 2013, we originated loans at a spread over U.S. Treasuries of approximately 300bps, compared with an approximate 345bp spread over U.S. Treasuries for the year ended December 31, 2012, primarily due to increased competition for loans that meet our underwriting standards. Additionally, U.S. Treasury rates were low throughout 2012, which has led to a decline in our overall mortgage loan portfolio yields. In addition to investing in commercial mortgage loans to help increase yield, we strategically increased our investment in high-quality foreign corporate securities with a focus on investment grade securities which is discussed further in “– Exposure to European Fixed Maturity Securities.”

Net Realized Investment Gains (Losses)

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended
	March 31,
	2013	2012
Gross realized gains on sales of fixed maturities	$1.8	$9.9
Gross realized losses on sales of fixed maturities	(8.1)	(2.1)
Impairments:
Total credit-related (1)	(0.4)	(1.2)
Intent to sell	(1.6)	(1.3)

Total impairments	(2.0)	(2.5)
Net gains (losses) on trading securities	33.0	18.0
Other net investment gains (losses) (2):
Other gross gains	18.5	6.3
Other gross losses	(16.7)	(3.7)

Net realized investment gains (losses)	$26.5	$25.9

(1)	Credit-related impairments were primarily on public fixed maturities, which include publicly traded securities and highly marketable private placements for which there is an actively traded market.
(2)	This primarily consists of changes in fair value on derivatives instruments, gains (losses) on calls and redemptions, and the impact of net realized investment gains (losses) on DAC and DSI.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

In the first quarter 2013, our portfolio produced net realized gains of $26.5, as compared to $25.9 for the same period in 2012, primarily due to an improvement in marked-to-market gains on our equity investments, offset by losses on sales within our fixed maturity portfolio. For the three months ended March 31, 2013, our equity portfolio produced net realized gains of $33.0, compared to gains of $18.0 for the same period in 2012, which is discussed further in “– Return on Equity Investments.” Net losses on sales of fixed maturities were $6.3 for the three months ended March 31, 2013, primarily related to a $5.0 loss on the sale of a corporate security due to credit concerns arising from an acquisition announced during the quarter. We had net gains on sales of $7.8 for the three months ended March 31, 2012 primarily related to the strategic sale of residential mortgage-backed securities.

Impairments

We monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements.

Impairments for the three months ended March 31, 2013 and 2012 were $2.0 and $2.5, respectively, reflecting a small improvement in credit-related impairments. For those issuers in which we recorded a credit-related impairment during 2013, we had remaining holdings with an amortized cost of $2.1 and a fair value of $1.5 as of March 31, 2013. We believe the amortized cost of these securities is recoverable based on our estimated recovery values.

Fixed Maturity Securities

Fixed maturities represented approximately 85% of invested assets as of both March 31, 2013 and December 31, 2012. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We also invest in privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of March 31, 2013 and December 31, 2012, privately placed fixed maturities represented 3.3% and 3.5%, respectively, of our total fixed maturity portfolio at fair value.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s (S&P). NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by S&P. In recent years, the SVO adopted a modeling approach to determine the NAIC designation for non-agency RMBS and CMBS securities. As a result, the NAIC designation for such securities may not correspond to the S&P designations described.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of March 31, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$12,213.0	$13,677.5	58.5%	$12,193.2	$13,748.9	58.5%
2 BBB	7,693.0	8,469.7	36.3	7,638.9	8,490.9	36.1

Total investment grade	19,906.0	22,147.2	94.8	19,832.1	22,239.8	94.6
3 BB	587.2	631.6	2.7	644.6	683.7	2.9
4 B	469.2	496.7	2.1	475.5	488.4	2.1
5 CCC & lower	75.2	76.1	0.3	88.0	83.0	0.3
6 In or near default	27.6	18.0	0.1	33.2	24.1	0.1

Total below investment grade	1,159.2	1,222.4	5.2	1,241.3	1,279.2	5.4

Total	$21,065.2	$23,369.6	100.0%	$21,073.4	$23,519.0	100.0%

Below investment grade securities comprised 5.2% and 5.4% of our fixed maturities portfolio as of March 31, 2013 and December 31, 2012, respectively. We held NAIC 5 and 6 designated securities with gross unrealized losses of $13.5 as of March 31, 2013, of which $11.0, or 81.5%, related to three issuers. Our analysis of these issuers, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers, the majority of which are municipal bonds. As of March 31, 2013, fixed maturities with monoline guarantees had an amortized cost of $491.0 and a fair value of $528.7, with gross unrealized losses of $1.4, compared to an amortized cost of $494.7 and a fair value of $531.0, with gross unrealized losses of $1.9 as of December 31, 2012. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of March 31, 2013, $508.6, or 96.2%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both with the monoline insurance and on a standalone basis.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,919.8	$186.0	$(1.9)	$2,103.9	9.0%	$(0.3)
Consumer staples	2,483.5	310.3	(3.0)	2,790.8	12.0	—
Energy	853.9	119.2	(0.6)	972.5	4.2	—
Financials	1,796.0	172.4	(18.0)	1,950.4	8.3	(0.7)
Health care	1,396.4	173.1	(1.1)	1,568.4	6.7	(1.7)
Industrials	2,914.2	390.3	(2.3)	3,302.2	14.1	(1.1)
Information technology	324.6	46.3	(0.2)	370.7	1.6	—
Materials	1,322.4	139.2	(5.8)	1,455.8	6.2	(11.3)
Telecommunication services	732.5	75.8	(0.3)	808.0	3.5	(0.8)
Utilities	1,715.4	249.1	(12.1)	1,952.4	8.4	(0.9)

Total corporate securities	15,458.7	1,861.7	(45.3)	17,275.1	74.0	(16.8)
U.S. government and agencies	247.2	5.4	—	252.6	1.1	(0.1)
State and political subdivisions	735.5	44.3	(0.3)	779.5	3.3	(0.1)
Residential mortgage-backed securities:
Agency	2,408.3	222.3	(1.6)	2,629.0	11.2	—
Non-agency:
Prime	216.1	10.7	(0.6)	226.2	1.0	(7.1)
Alt-A	77.5	3.1	(0.4)	80.2	0.3	(2.5)

Total residential mortgage-backed securities	2,701.9	236.1	(2.6)	2,935.4	12.5	(9.6)
Commercial mortgage-backed securities	1,473.3	147.4	(1.0)	1,619.7	6.9	(0.5)
Other debt obligations	448.6	59.6	(0.9)	507.3	2.2	—

Total	$21,065.2	$2,354.5	$(50.1)	$23,369.6	100.0%	$(27.1)

	As of December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,916.7	$199.2	$(2.2)	$2,113.7	8.9%	$(0.7)
Consumer staples	2,449.1	337.9	(1.9)	2,785.1	11.9	—
Energy	841.4	119.3	(0.9)	959.8	4.1	—
Financials	1,729.4	168.2	(24.3)	1,873.3	8.0	(0.7)
Health care	1,362.0	191.7	(0.4)	1,553.3	6.6	(1.7)
Industrials	2,910.3	416.8	(2.3)	3,324.8	14.1	(1.1)
Information technology	334.1	50.9	(0.3)	384.7	1.6	—
Materials	1,343.1	144.5	(7.4)	1,480.2	6.3	(12.5)
Telecommunication services	720.4	84.9	(0.5)	804.8	3.4	(0.8)
Utilities	1,673.9	259.2	(11.2)	1,921.9	8.2	(0.9)

Total corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	73.1	(18.4)
U.S. government and agencies	307.6	4.8	(0.9)	311.5	1.3	(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	3.3	(0.1)
Residential mortgage-backed securities:
Agency	2,449.0	239.8	(0.5)	2,688.3	11.4	—
Non-agency:
Prime	227.8	10.8	(0.9)	237.7	1.0	(7.6)
Alt-A	78.7	3.5	(0.4)	81.8	0.4	(2.6)

Total residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	12.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	7.3	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	2.2	—

Total	$21,073.4	$2,502.3	$(56.7)	$23,519.0	100.0%	$(30.1)

Our fixed maturities holdings are diversified by industry and issuer, and the portfolio does not have significant exposure to any single issuer. As of March 31, 2013 and December 31, 2012, the fair value of our ten largest corporate securities holdings was $1,425.1 and $1,555.0, or 8.2% and 9.0% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $165.8, or 1.0% of total corporate securities, as of March 31, 2013. All of the securities related to this issuer have an NAIC rating of 2. As of December 31, 2012, the fair value of our largest exposure to a single issuer of corporate securities was $240.6, or 1.4% of total corporate securities, all of which had an NAIC rating of 1.

As of March 31, 2013, there was $18.0 of gross unrealized losses in financial sector securities, compared to $24.3 as of December 31, 2012. As of March 31, 2013, $9.3 of the gross unrealized losses were related to a single holding. Based on our analysis of this security, as well as our other financial sector holdings in an unrealized loss position, we expect to recover the entire amortized cost.

Exposure to European Fixed Maturity Securities

The following table summarizes our exposure to European fixed maturity holdings and separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars. As of March 31, 2013 and December 31, 2012, we held $279.5 and $156.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. Beginning in the fourth quarter of 2012, as part of our strategy to improve portfolio yields, we are investing in high-quality foreign corporate securities with a focus on investment grade securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.

	As of March 31, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
Netherlands	$—	$—	$635.5	$635.5	35.8%	$591.0
United Kingdom	—	60.7	574.3	635.0	35.8	569.9
France	—	19.7	130.2	149.9	8.4	141.4
Luxembourg	—	—	125.9	125.9	7.1	114.3
Switzerland	—	111.4	—	111.4	6.3	101.1
Sweden	—	—	61.8	61.8	3.5	54.7
Denmark	—	—	16.1	16.1	0.9	16.0
Italy	—	—	14.1	14.1	0.8	13.3
Germany	—	—	8.4	8.4	0.5	7.7
Norway	—	0.7	6.5	7.2	0.4	6.1
Austria	—	—	4.4	4.4	0.2	3.9
Spain	—	—	2.8	2.8	0.2	2.8
Ireland	—	—	1.1	1.1	0.1	0.9
Portugal	0.7	—	—	0.7	—	0.8

Total	$0.7	$192.5	$1,581.1	$1,774.3	100.0%	$1,623.9

	As of December 31, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$48.3	$543.3	$591.6	35.9%	$523.5
Netherlands	—	—	563.9	563.9	34.2	518.0
France	—	19.1	116.9	136.0	8.2	127.6
Luxembourg	—	—	116.5	116.5	7.1	103.7
Switzerland	—	111.5	—	111.5	6.8	101.3
Sweden	—	—	62.7	62.7	3.8	54.8
Germany	—	11.5	8.4	19.9	1.2	20.7
Denmark	—	—	17.2	17.2	1.0	17.0
Italy	—	—	14.3	14.3	0.9	13.3
Norway	—	0.7	6.4	7.1	0.4	6.1
Austria	—	—	4.2	4.2	0.2	3.9
Spain	—	—	2.7	2.7	0.2	2.8
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.7	—	—	0.7	—	0.8

Total	$0.7	$191.1	$1,457.6	$1,649.4	100.0%	$1,494.5

As of March 31, 2013 and December 31, 2012, the fair value of our exposure to European fixed maturities was 7.6% and 7.0% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities improved to $1.9 as of March 31, 2013, compared to $4.1 as of December 31, 2012. The fair value of our ten largest European security holdings was $982.2, or 4.2% of the fixed maturities portfolio as of March 31, 2013, and $920.7, or 3.9%, as of December 31, 2012. The fair value of our largest single European issuer exposure was $142.0, or 0.6%, and $125.0, or 0.5%, of the portfolio as of March 31, 2013 and December 31, 2012, respectively.

Fixed Maturity Securities by Contractual Maturity Date

As of both March 31, 2013 and December 31, 2012, approximately 20% of the fair value of our fixed maturity portfolio was held in mortgage-backed securities, and approximately 21% was held in securities due after ten years, which we consider to be longer duration assets. As of March 31, 2013 and December 31, 2012, approximately 55% and 61%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.

Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of March 31, 2013.

Mortgage-Backed Securities

As of March 31, 2013, our fixed maturity securities portfolio included $4.6 billion of residential and commercial mortgage-backed securities at fair value. The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since stabilized. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak.

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

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. Subprime RMBS have underlying loans to customers with a greater risk of default.

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of March 31, 2013		As of December 31, 2012
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$2,629.0	9.6%	$2,688.3	9.8%
Non-agency:
Prime	226.2	0.8	237.7	0.9
Alt-A	80.2	0.3	81.8	0.3

Subtotal non-agency	306.4	1.1	319.5	1.2

Total	$2,935.4	10.7%	$3,007.8	11.0%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody’s, S&P, or Fitch. There was one security with a total amortized cost and fair value of $9.9 and $9.5, respectively, that was rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated it investment grade.

	As of March 31, 2013
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2012
Vintage:
2007	—	—	—	—	15.7	15.7	16.6
2006	—	—	—	—	70.7	70.7	74.6
2005	—	2.5	—	—	83.8	86.3	91.0
2004 and prior	2.5	40.7	43.4	10.5	23.8	120.9	124.3

Total amortized cost	$2.5	$43.2	$43.4	$10.5	$194.0	$293.6	$306.5

Net unrealized gains (losses)	—	2.1	0.7	0.4	9.6	12.8	13.0

Total fair value	$2.5	$45.3	$44.1	$10.9	$203.6	$306.4	$319.5

As of March 31, 2013, our Alt-A portfolio was collateralized with 90.8% fixed rate mortgages and 9.2% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

As of March 31, 2013, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 13.0%, 6.8% and 8.4%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe that our credit enhancement will help mitigate losses on these securities.

As of March 31, 2013 and December 31, 2012, 62.9% and 63.4%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of March 31, 2013, our RMBS had gross unamortized premiums and discounts of $52.4 and $59.5, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

							Prepayment Speed
	As of March 31, 2013						Adjustment
							Three Months
		Unrealized				Average	Ended
	Amortized	Gains/	Fair	Gross	Gross	Mortgage	March 31,
	Cost	(Losses)	Value	Discount	Premium	Loan Rate	2013
Agency:
CMO:
2012	$106.5	$4.0	$110.5	$2.6	$(2.2)	3.6%	$—
2011	278.8	24.6	303.4	9.9	(2.2)	3.5	(0.2)
2010	457.9	56.1	514.0	12.6	(8.8)	4.5	0.3
2009	194.7	24.3	219.0	1.9	(2.0)	4.8	0.1
2008	1.9	0.1	2.0	—	—	5.5	—
2007	7.7	0.5	8.2	0.5	—	6.2	—
2006	10.2	0.3	10.5	—	—	6.7	—
2005	36.5	5.5	42.0	0.3	—	6.4	—
2004 and prior	431.6	64.5	496.1	11.8	(4.1)	6.2	0.1

Total Agency CMO	$1,525.8	$179.9	$1,705.7	$39.6	$(19.3)	4.9%	$0.3
Passthrough:
2013	$40.4	$—	$40.4	$—	$(1.1)	3.3%	$—
2012	77.5	(1.1)	76.4	—	(3.3)	3.4	—
2011	16.5	0.4	16.9	—	(0.9)	4.2	—
2010	163.8	7.9	171.7	0.1	(6.5)	4.7	—
2009	478.0	23.4	501.4	—	(19.5)	5.9	(0.2)
2008	27.4	2.3	29.7	—	(0.5)	6.3	—
2007	20.7	1.8	22.5	0.1	(0.5)	6.4	—
2006	6.7	0.6	7.3	0.1	—	6.5	—
2005	6.3	0.8	7.1	0.3	—	5.2	—
2004 and prior	45.2	4.7	49.9	0.7	(0.4)	5.8	—

Total Agency Passthrough	882.5	40.8	923.3	1.3	(32.7)	5.3	(0.2)

Total Agency RMBS	$2,408.3	$220.7	$2,629.0	$40.9	$(52.0)	5.0%	$0.1

Non-Agency:
2009-2013	$—	$—	$—	$—	$—	—%	$—
2007	15.7	2.5	18.2	4.5	—	5.9	—
2006	70.7	4.7	75.4	8.9	(0.3)	5.9	—
2005	86.3	2.5	88.8	2.6	—	5.7	—
2004 and prior	120.9	3.1	124.0	2.6	(0.1)	5.8	—

Total Non-Agency RMBS	293.6	12.8	306.4	18.6	(0.4)	5.8	—

Total RMBS	$2,701.9	$233.5	$2,935.4	$59.5	$(52.4)	5.1%	$0.1

There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio. Due to the success of the Home Affordable Refinance Program that began in late 2011, the program was recently extended to 2015, which may impact prepayments. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of March 31, 2013		As of December 31, 2012
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$352.2	1.3%	$377.3	1.4%
Non-Agency	1,267.5	4.6	1,330.4	4.8

Total	$1,619.7	5.9%	$1,707.7	6.2%

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 13 securities having a fair value of $342.4 and an amortized cost of $296.2 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of March 31, 2013
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2012
Vintage:
2013	$25.6	$—	$—	$—	$—	$25.6	$—
2012	133.0	—	—	—	—	133.0	133.1
2011	118.6	—	—	—	—	118.6	118.7
2010	1.0	—	—	—	—	1.0	1.1
2009	—	—	—	—	—	—	—
2008	41.9	18.8	—	—	—	60.7	68.8
2007	370.4	—	—	—	—	370.4	387.6
2006	159.4	—	—	—	11.7	171.1	170.8
2005	209.4	—	—	—	—	209.4	219.3
2004 and prior	47.8	0.4	1.0	—	1.7	50.9	82.9

Total amortized cost	$1,107.1	$19.2	$1.0	$—	$13.4	$1,140.7	$1,182.3

Net unrealized gains (losses)	122.6	4.0	—	—	0.2	126.8	148.1

Total fair value	$1,229.7	$23.2	$1.0	$—	$13.6	$1,267.5	$1,330.4

As of March 31, 2013, our CMBS portfolio was highly concentrated in the most senior tranches, with 97.8% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of March 31, 2013
	Super Senior			Other Structures			Total AAA Securities at Amortized Cost
	Super			Other	Other
	Senior	Mezzanine	Junior	Senior	Subordinate	Other
Vintage:
2013	$—	$—	$—	$25.6	$—	$—	$25.6
2012	120.9	—	—	10.1	—	2.0	133.0
2011	—	—	—	118.6	—	—	118.6
2010	—	—	—	1.0	—	—	1.0
2009	—	—	—	—	—	—	—
2008	41.9	—	—	—	—	—	41.9
2007	366.5	—	—	3.9	—	—	370.4
2006	159.4	—	—	—	—	—	159.4
2005	126.8	22.7	—	59.9	—	—	209.4
2004 and prior	—	—	—	47.8	—	—	47.8

Total	$815.5	$22.7	$—	$266.9	$—	$2.0	$1,107.1

	As of December 31, 2012
Total	$841.7	$23.6	$—	$272.2	$6.6	$2.0	$1,146.1

The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, was 31.1% as of March 31, 2013. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

	As of March 31, 2013						Prepayment Speed Adjustment
							Three Months
		Unrealized				Average	Ended
	Amortized	Gains/	Fair	Gross	Gross	Mortgage	March 31,
	Cost	(Losses)	Value	Discount	Premium	Loan Rate	2013
Agency:
CMO:
2011	$44.6	$2.4	$47.0	$—	$(1.0)	4.8%	$—
2010	10.1	1.5	11.6	—	(0.1)	5.3	—
2009	10.9	1.2	12.1	—	—	6.7	—
2008	18.1	0.3	18.4	—	(0.6)	6.4	—
2007	39.7	1.0	40.7	—	(1.8)	5.8	(0.1)
2006	23.7	—	23.7	—	(1.5)	6.0	—
2005	30.5	0.1	30.6	—	(1.0)	5.8	—
2004 and prior	79.3	8.1	87.4	—	(1.9)	6.9	(0.1)

Total Agency CMO	$256.9	$14.6	$271.5	$—	$(7.9)	6.0%	$(0.2)
Passthrough:
2005-2013	$—	$—	$—	$—	$—	—%	$—
2004 and prior	75.7	5.0	80.7	0.2	(1.9)	7.4	—

Total Agency Passthrough	75.7	5.0	80.7	0.2	(1.9)	7.4	—

Total CMBS Agency	$332.6	$19.6	$352.2	$0.2	$(9.8)	6.3%	$(0.2)

Non-Agency:
2013	$25.6	$(0.2)	$25.4	$—	$(0.6)	3.9%	$—
2012	133.0	2.5	135.5	—	(2.7)	4.9	—
2011	118.6	6.8	125.4	—	(0.8)	5.5	—
2010	1.0	—	1.0	—	—	4.1	—
2008	60.7	7.0	67.7	1.2	(0.1)	6.1	—
2007	370.4	60.4	430.8	12.8	(0.3)	5.7	(0.1)
2006	171.1	24.7	195.8	5.5	(0.7)	5.9	—
2005	209.4	23.7	233.1	5.1	—	5.4	—
2004 and prior	50.9	1.9	52.8	0.1	(1.2)	6.4	—

Total CMBS Non-Agency	1,140.7	126.8	1,267.5	24.7	(6.4)	5.6	(0.1)

Total CMBS	$1,473.3	$146.4	$1,619.7	$24.9	$(16.2)	5.8%	$(0.3)

Return on Equity Investments

Prospector Partners, LLC (Prospector) manages a portfolio of equity and equity-like investments, the majority of which are publicly traded common stock and convertible securities. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. These securities are recorded at fair value, with changes in fair value recorded in net realized investment gains (losses). The common stock securities are included in trading marketable equity securities and the convertible securities are included in fixed maturities on our consolidated balance sheets.

We also invest in real estate-related investments to enhance the funding of the long duration liabilities in our Income Annuities segment. These investments primarily consist of investments in REITs, which are included in trading marketable equity securities on our consolidated balance sheets.

The following table compares our total gross return on common stock and convertible securities in the Prospector portfolio to the benchmark S&P 500 Total Return Index and real estate-related investments in the REIT portfolio to the benchmark FTSE NAREIT All Equities REITS Index:

	Three Months Ended
	March 31,
	2013	2012
Prospector:
Common stock	10.5%	3.7%
Convertible securities	1.7	6.1
S&P 500 Total Return Index	10.6	12.6
REIT Portfolio:
REITs	2.9%	7.5%
FTSE NAREIT All Equities REITS Index	5.0	8.3

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. We specialize in originating loans of $1.0 to $5.0, which are secured by first-mortgage liens on income-producing commercial real estate. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR). LTV ratios and DSCRs are based on income and detailed market, property and borrower analyses using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturities.

The following table presents selected information about the composition of our mortgage loan portfolio:

	As of March 31, 2013	As of December 31, 2012
Average loan balance	$2.5	$2.5
Largest loan balance	12.9	12.9
Weighted average LTV ratio	56.6%	55.8%
Weighted average DSCR	1.78	1.78

As of March 31, 2013 and December 31, 2012, 71.1% and 70.5%, respectively, of our mortgage loans had an outstanding balance under $5.0.

We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in our mortgage loan portfolio will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $137.6 of mortgage loans during the three months ended March 31, 2013, and expect strong originations for the remainder of 2013.

The following table presents selected information about our mortgage loan originations:

	For the Three Months Ended	For the Year Ended
	March 31, 2013	December 31, 2012
Weighted average LTV ratio of loans originated	54.2%	54.2%
Maximum LTV ratio of loans originated	71.3	74.5
Weighted average DSCR of loans originated	1.80	1.89
Minimum DSCR of loans originated	0.98	1.04

We have maintained our disciplined underwriting approach as we increased our mortgage loan portfolio. For loans originated in the three months ended March 31, 2013, 34.8% had an LTV ratio of 50% or less, compared to 31.1% for the year ended December 31, 2012. For loans originated in the three months ended March 31, 2013, 68.9% had a DSCR of 1.60 or more, compared to 71.6% for the year ended December 31, 2012.

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.

Credit Quality

We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in evaluation of our allowance for mortgage loan losses. For more information and further discussion of the allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements. As of March 31, 2013, two loans with an outstanding principal balance of $4.7 were considered nonperforming.

The LTV ratio compares the outstanding principal of the loan to the estimated fair value of the underlying property collateralizing the loan. In the year of funding, LTV ratios are calculated using independent appraisals performed by Member of the Appraisal Institute (MAI) designated appraisers. Subsequent to the year of funding, LTV ratios are updated annually using internal valuations based on property income and estimated market capitalization rates. Property income estimates are typically updated during the third quarter of each year. Market capitalization rates are updated during the first quarter based on geographic region, property type and economic climate. LTV ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller LTV ratio generally indicates a higher quality loan.

The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of March 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$945.1	29.7%	$1,007.0	32.5%
51% - 60%	936.9	29.5	908.2	29.3
61% - 70%	936.9	29.5	844.7	27.2
71% - 75%	192.9	6.1	167.9	5.4
76% - 80%	45.0	1.4	63.8	2.1
81% - 100%	82.7	2.6	78.7	2.5
> 100%	37.9	1.2	30.9	1.0

Total	$3,177.4	100.0%	$3,101.2	100.0%

As we increase the volume of originations, we focus on maintaining our disciplined underwriting approach. The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of March 31, 2013			As of December 31, 2012
			Weighted			Weighted
	Carrying	% of Total	Average	Carrying	% of Total	Average
	Value	Value	LTV	Value	Value	LTV
Origination Year:
2013	$139.3	4.4%	54.2%
2012	837.3	26.3	58.5	$841.3	27.1%	54.2%
2011	927.8	29.2	58.9	936.7	30.3	59.3
2010	519.9	16.3	53.9	534.4	17.2	54.4
2009	193.9	6.1	54.2	203.0	6.5	53.9
2008	170.2	5.4	57.9	173.1	5.6	58.8
2007	113.4	3.6	61.5	119.0	3.8	62.3
2006	78.2	2.5	57.3	80.1	2.6	58.7
2005	59.3	1.9	59.9	60.0	1.9	60.6
2004 and prior	138.1	4.3	38.8	153.6	5.0	39.3

Total	$3,177.4	100.0%	56.6%	$3,101.2	100.0%	55.8%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of March 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,830.5	57.6%	$1,763.3	56.9%
1.40 - 1.59	625.4	19.7	608.9	19.6
1.20 - 1.39	401.1	12.6	405.4	13.1
1.00 - 1.19	218.4	6.9	213.0	6.9
0.85 - 0.99	28.7	0.9	32.2	1.0
< 0.85	73.3	2.3	78.4	2.5

Total	$3,177.4	100.0%	$3,101.2	100.0%

As of March 31, 2013, loans with an aggregate carrying value of $102.0 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.6.

Composition of Mortgage Loans

The following table sets forth our investments in mortgage loans by geographic region:

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$902.7	28.4%	$881.4	28.4%
Texas	367.1	11.6	349.8	11.3
Washington	313.6	9.9	310.0	10.0
Illinois	148.4	4.7	138.6	4.5
Florida	143.6	4.5	142.0	4.6
Other	1,302.0	40.9	1,279.4	41.2

Total	$3,177.4	100.0%	$3,101.2	100.0%

The following table sets forth our investments in mortgage loans by property type:

	As of March 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Property Type:
Shopping centers and retail	$1,581.4	49.8%	$1,526.6	49.3%
Office buildings	761.3	24.0	753.1	24.3
Industrial	576.9	18.1	568.0	18.2
Multi-family	135.9	4.2	133.0	4.3
Other	121.9	3.9	120.5	3.9

Total	$3,177.4	100.0%	$3,101.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of March 31, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Years to Maturity:
Due in one year or less	$20.6	0.7%	$16.7	0.5%
Due after one year through five years	251.2	7.9	228.5	7.4
Due after five years through ten years	1,541.9	48.5	1,539.8	49.7
Due after ten years	1,363.7	42.9	1,316.2	42.4

Total	$3,177.4	100.0%	$3,101.2	100.0%

Prior to their contractual maturity, the majority of our mortgage loans have one or more specified rate resetting windows during which the loan typically can be prepaid without a fee. During these windows, we expect that a substantial portion of these loans will either be reset or refinanced at market terms, given the current low interest rate environment. These loan features are considered in our asset-liability management, and we align our expected mortgage loan cash inflows and duration with the amount and timing of liability cash outflows. Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the vast majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate prepayments in a low interest rate environment.

Investments in Limited Partnerships — Tax Credit Investments

We invest in limited partnership interests related to tax credit investments, which are typically 15-year investments that provide tax credits in the first ten years. We amortize these investments over the period during which partnership losses are expected to be recognized. The amortization schedule for each investment is updated periodically as new information related to the amount and timing of losses is received.

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact the amortization of our investments and related tax credits had on net income:

	For the Three Months Ended
	March 31,
	2013	2012
Amortization related to tax credit investments, net of taxes	$(3.2)	$(2.9)
Realized losses related to tax credit investments, net of taxes	(0.3)	(0.2)
Tax credits	9.5	7.6

Impact to net income	$6.0	$4.5

The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2013	$19.2
2014	19.7
2015	19.4
2016	18.2
2017 and beyond	9.2

Estimated impact to net income	$85.8

The tax credits from our investments in affordable housing partnerships are generally delivered in the first 10 years of the investment, with the largest portions provided in the middle years. A significant amount of our investments have recently entered these middle years and we expect the impact to net income to slightly decrease next year unless further investments are made. We continue to evaluate opportunities for these investments.

Liquidity and Capital Resources

Symetra conducts its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal source of cash to pay dividends and meet its obligations, including payments of principal and interest on notes payable and tax obligations.

We have and intend to pay quarterly cash dividends on our common stock and warrants. During the three months ended March 31, 2013, we declared and paid a cash dividend of $0.08 per common share. The declaration and payment of future dividends to holders of our common stock and warrants will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

In February 2013, we began a stock repurchase program, authorized for up to 10.0 shares of Symetra’s outstanding common stock. Symetra plans to fund this program mainly through dividends from its subsidiaries. Refer to Part II. Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for further information about the repurchase program.

We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of March 31, 2013 we had $23.4 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•

While certain policy lapses and surrenders occur in the normal course of business, the current low interest rate environment has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek higher return on their funds.

•	As of March 31, 2013, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew by $38.1 to $276.7 for the three months ended March 31, 2013, from $238.6 for the three months ended March 31, 2012.

•	The amount of AOCI, net of taxes, on our balance sheet remained strong at $1,293.1 as of March 31, 2013, compared to $1,371.2 as of December 31, 2012.

•

As of March 31, 2013 our primary life insurance company, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 498%. This provides adequate capital levels for growth of our business.

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

In managing the liquidity of our insurance operations, we also consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of March 31, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,569.5	27.9%	$6,585.8	28.2%
Deferred annuities with 5-year payout provision or MVA(2)	781.4	3.3	654.1	2.8
Traditional insurance (net of reinsurance)(3)	174.0	0.7	175.0	0.7
Group health & life (net of reinsurance)(3)	126.3	0.6	122.7	0.5

Total illiquid liabilities	7,651.2	32.5	7,537.6	32.2
Somewhat Liquid Liabilities
BOLI(4)	4,786.6	20.3	4,748.3	20.3
Deferred annuities with surrender charges of 5% or higher	5,553.6	23.6	6,076.6	26.0
Universal life with surrender charges of 5% or higher	285.2	1.2	285.3	1.2

Total somewhat liquid liabilities	10,625.4	45.1	11,110.2	47.5
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	1,910.2	8.1	1,369.3	5.9
Less than 3%	251.4	1.1	249.6	1.1
No surrender charges(5)	2,635.9	11.2	2,642.8	11.3
Universal life with surrender charges less than 5%	448.6	1.9	447.7	1.9
Other(6)	16.0	0.1	32.7	0.1

Total fully liquid liabilities	5,262.1	22.4	4,742.1	20.3

Total(7)	$23,538.7	100.0%	$23,389.9	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	Represents incurred but not reported claim liabilities, mainly related to our medical stop-loss business. The surrender value on these contracts is generally zero but these liabilities are considered illiquid as the claims have not been reported to us and the precise timing and amount of the payment is unknown.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business, which range from 0.5 – 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents reported claim liabilities for BOLI, traditional insurance, medical stop-loss and group life.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $229.3 and $231.4 as of March 31, 2013 and December 31, 2012, respectively.

We are seeing a decline in our somewhat liquid liabilities and an increase in our fully liquid liabilities. This is primarily related to account value associated with our high level of fixed deferred annuity sales in 2009, as surrender charges on these policies are declining below 5% throughout the first half of 2013. Our fixed deferred annuity contracts impose surrender charges, which are typically highest in the year of contract issue and decrease to zero over a five- to seven-year period. We consider these contractual surrender charge provisions and the impact on expected policy lapses and surrenders in our asset and liability matching strategies. Generally, the current low interest rate environment has resulted in lower than expected lapses of our fixed annuities.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of both March 31, 2013 and December 31, 2012, our insurance subsidiaries had liquid assets of $23.3 billion, and Symetra had liquid assets of $120.1 and $77.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $305.8 and $136.7 as of March 31, 2013 and December 31, 2012, respectively.

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

Dividends

We declared and paid a quarterly dividend of $0.08 per common share during the first quarter of 2013. On May 2, 2013, we declared a quarterly dividend of $0.08 per common share to shareholders and warrant holders of record on May 16, 2013, for an approximate total of $11.0 to be paid on or about May 30, 2013.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Three Months Ended March 31,
	2013	2012
Net cash flows provided by (used in) operating activities	$276.7	$238.6
Net cash flows provided by (used in) investing activities	(17.0)	(236.2)
Net cash flows provided by (used in) financing activities	(89.3)	34.5

Operating Activities

Cash flows from our operating activities are primarily driven by the amount and timing of cash received for income on our investments, including dividends and interest, and premiums on our group insurance and term life insurance products, as well as the amount and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes.

Net cash provided by operating activities for the three months ended March 31, 2013 increased $38.1 over the same period in 2012. This increase was primarily the result of a tax refund received in 2013. This was partially offset by higher paid claims and higher operating expense levels.

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

Net cash used in investing activities for the three months ended March 31, 2013 decreased $219.2 over the same period in 2012. This was primarily the result of an increase in the cash provided from calls on fixed maturities, including prepayments, coupled with lower mortgage loan originations and purchases of investments.

Financing Activities

Cash flows from our financing activities are primarily driven by the amount and timing of cash received from deposits into certain life insurance and annuity policies, as well as the amount and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, dividend distributions to our stock and warrant holders and stock repurchase activity.

Net cash used in financing activities for the three months ended March 31, 2013 was $89.3, in comparison to cash provided by financing activities of $34.5 during the same period in 2012. This change was driven by lower policyholder deposits, mainly on lower sales of fixed deferred annuities and our single-premium life product.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment management activities supporting all of our products and services generate market risks. There have been no material changes in the nature of our market risk exposures from December 31, 2012, a description of which may be found in Part II, Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2012 10-K. See Item 1A – “Risk Factors” of Part I in our 2012 10-K for a discussion of how changes to the operating and investing markets may materially adversely affect our business and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of March 31, 2013. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2012 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

Purchases of common stock made by or on behalf of the Company during the quarter ended March 31, 2013 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
January 1, 2013 – January 31, 2013	—	—	—	—
February 1, 2013 – February 28, 2013	113,178	$13.10	113,178	9,886,822
March 1, 2013 – March 31, 2013	196,644	13.67	195,328	9,691,494

Total	309,822	$13.46	308,506	9,691,494

(1)	This includes restricted shares withheld to offset tax withholding obligations related to the vesting of restricted shares, and shares repurchased by the Company pursuant to the stock repurchase program.

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

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment dated February 1, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.*

10.2	Annuity Terms and Conditions Amendment dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.*

10.3	Amendments dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.* †

10.4	Form of Performance Unit Award Agreement Pursuant to Symetra Financial Corporation Equity Plan 2013-2015 Grant *

10.5	Amendment to Form of Stock Option Award Agreement Pursuant to Symetra Financial Corporation Equity Plan *

10.6	Form of Restricted Stock Agreement Pursuant to Symetra Financial Corporation Equity Plan *

10.7	Amendment to 2011-2013 and 2012-2014 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan*

10.8	Amendment to 2011-2013 and 2012-2014 Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan*

10.9	Amendment No. 4 to the Group Short Term Disability Reinsurance Agreement, dated as of April 16, 2013, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. *

10.10	Amendment No. 7 to the Group Long Term Disability Reinsurance Agreement, dated as of April 16, 2013, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: May 3, 2013	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: May 3, 2013	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer