Form 10-Q
period 2013-06-30
Symetra Financial CORP
filed 2013-08-02
CIK 1403385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, the Registrant had 117,791,912 common voting shares outstanding, with a par value of $0.01 per share.

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates, including a prolonged low interest rate environment or a rapidly rising interest rate environment;

•	general economic, market or business conditions, including economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary and fiscal policy;

•	the effects of changes in government programs to stimulate mortgage refinancing and significant increases in corporate refinance activity;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs, reserve levels and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•	the initiation of legal or regulatory investigations against us and the results of any legal or regulatory proceedings;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I – Financial Information

Item 1. Condensed Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $21,291.8 and $21,073.4, respectively)	$22,697.0	$23,519.0
Marketable equity securities, at fair value (cost: $53.5 and $52.0, respectively)	53.7	49.6
Trading securities:
Marketable equity securities, at fair value (cost: $457.2 and $498.2, respectively)	512.0	552.7
Mortgage loans, net	3,303.1	3,094.4
Policy loans	64.4	65.8
Investments in limited partnerships (includes $34.7 and $28.6 measured at fair value, respectively)	236.8	239.3
Other invested assets (includes $37.3 and $24.6 measured at fair value, respectively)	48.0	35.6

Total investments	26,915.0	27,556.4
Cash and cash equivalents	171.6	130.8
Accrued investment income	287.6	276.2
Reinsurance recoverables	300.1	302.1
Deferred policy acquisition costs	249.6	155.8
Receivables and other assets	243.7	231.9
Separate account assets	872.8	807.7

Total assets	$29,040.4	$29,460.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$23,485.7	$23,068.5
Future policy benefits	390.9	390.6
Policy and contract claims	163.9	162.2
Other policyholders’ funds	129.4	113.9
Notes payable	449.4	449.4
Deferred income tax liabilities, net	304.1	628.9
Other liabilities	204.1	209.6
Separate account liabilities	872.8	807.7

Total liabilities	26,000.3	25,830.8
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 124,744,178 issued and 117,791,912 outstanding as of June 30, 2013; 119,087,667 issued and outstanding as of December 31, 2012	1.2	1.2
Additional paid-in capital	1,462.4	1,459.3
Treasury stock, at cost; 6,952,266 and 0 shares as of June 30, 2013 and December 31, 2012, respectively	(93.4)	—
Retained earnings	887.3	798.4
Accumulated other comprehensive income, net of taxes	782.6	1,371.2

Total stockholders’ equity	3,040.1	3,630.1

Total liabilities and stockholders’ equity	$29,040.4	$29,460.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Premiums	$157.4	$146.8	$314.4	$297.1
Net investment income	318.6	319.2	642.3	639.7
Policy fees, contract charges, and other	48.5	48.8	98.4	95.1
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(7.8)	(11.1)	(10.4)	(14.7)
Less: portion recognized in other comprehensive income (loss)	0.6	1.7	1.2	2.8

Net impairment losses recognized in earnings	(7.2)	(9.4)	(9.2)	(11.9)
Other net realized investment gains (losses)	(4.1)	3.0	24.4	31.4

Net realized investment gains (losses)	(11.3)	(6.4)	15.2	19.5

Total revenues	513.2	508.4	1,070.3	1,051.4
Benefits and expenses:
Policyholder benefits and claims	115.2	104.5	234.7	209.7
Interest credited	225.7	230.3	461.0	459.8
Other underwriting and operating expenses	91.9	92.6	183.7	175.6
Interest expense	8.2	8.2	16.4	16.4
Amortization of deferred policy acquisition costs	17.2	15.4	36.1	31.2

Total benefits and expenses	458.2	451.0	931.9	892.7
Income from operations before income taxes	55.0	57.4	138.4	158.7
Provision (benefit) for income taxes:
Current	19.6	18.6	35.3	12.3
Deferred	(9.6)	(5.0)	(7.9)	27.2

Total provision for income taxes	10.0	13.6	27.4	39.5

Net income	$45.0	$43.8	$111.0	$119.2

Net income per common share:
Basic	$0.34	$0.32	$0.82	$0.86
Diluted	$0.34	$0.32	$0.82	$0.86
Weighted-average number of common shares outstanding:
Basic	133.050	138.090	135.558	137.933
Diluted	133.056	138.094	135.564	137.936
Cash dividends declared per common share	$0.08	$0.07	$0.16	$0.14

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$45.0	$43.8	$111.0	$119.2
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(313.7), $109.9, $(366.0) and $103.3)	(582.5)	203.8	(679.7)	191.9
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.2), $(0.6), $(0.4) and $(1.0))	(0.4)	(1.1)	(0.8)	(1.8)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $39.1, $(9.0), $47.2 and $(16.5))	72.7	(16.6)	87.7	(30.6)
Impact of cash flow hedges (net of taxes of $(0.1), $0.9, $2.3 and $0.6)	(0.3)	1.8	4.2	1.2

Other comprehensive income (loss)	(510.5)	187.9	(588.6)	160.7

Total comprehensive income (loss)	$(465.5)	$231.7	$(477.6)	$279.9

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)

(Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income	Equity
Balances as of January 1, 2012	$1.2	$1,454.6	$—	$631.8	$1,027.3	$3,114.9
Net income	—	—	—	119.2	—	119.2
Other comprehensive income (loss)	—	—	—	—	160.7	160.7
Stock-based compensation	—	3.0	—	—	—	3.0
Dividends declared	—	—	—	(19.4)	—	(19.4)

Balances as of June 30, 2012	$1.2	$1,457.6	$—	$731.6	$1,188.0	$3,378.4

Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	111.0	—	111.0
Other comprehensive income (loss)	—	—	—	—	(588.6)	(588.6)
Stock-based compensation	—	3.1	—	—	—	3.1
Common stock repurchased	—	—	(93.4)	—	—	(93.4)
Dividends declared	—	—	—	(22.1)	—	(22.1)

Balances as of June 30, 2013	$1.2	$1,462.4	$(93.4)	$887.3	$782.6	$3,040.1

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$111.0	$119.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(15.2)	(19.5)
Accretion and amortization of invested assets, net	28.3	23.6
Accrued interest on fixed maturities	(7.5)	(9.9)
Amortization and depreciation	14.0	13.3
Deferred income tax provision (benefit)	(7.9)	27.2
Interest credited on deposit contracts	461.0	459.8
Mortality and expense charges and administrative fees	(60.3)	(57.4)
Changes in:
Accrued investment income	(11.4)	(3.3)
Deferred policy acquisition costs, net	(5.2)	(7.9)
Future policy benefits	0.3	0.3
Policy and contract claims	1.7	(10.8)
Current income taxes	53.2	(27.1)
Other assets and liabilities	(4.9)	(27.8)
Other, net	2.7	2.1

Total adjustments	448.8	362.6

Net cash provided by (used in) operating activities	559.8	481.8
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(1,939.3)	(2,008.1)
Other invested assets and investments in limited partnerships	(30.4)	(62.4)
Issuances of mortgage loans	(326.8)	(419.5)
Maturities, calls, paydowns, and other repayments	864.8	785.6
Sales of:
Fixed maturities and marketable equity securities	901.4	995.1
Other invested assets and investments in limited partnerships	11.0	6.3
Repayments of mortgage loans	114.8	93.3
Other, net	9.5	0.6

Net cash provided by (used in) investing activities	(395.0)	(609.1)
Cash flows from financing activities
Policyholder account balances:
Deposits	892.4	956.6
Withdrawals	(860.6)	(875.0)
Cash dividends paid on common stock	(22.1)	(19.4)
Common stock repurchased	(93.4)	—
Other, net	(40.3)	(4.6)

Net cash provided by (used in) financing activities	(124.0)	57.6

Net increase (decrease) in cash and cash equivalents	40.8	(69.7)
Cash and cash equivalents at beginning of period	130.8	242.3

Cash and cash equivalents at end of period	$171.6	$172.6

Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	109.9	68.6

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

1. Description of Business

Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employee benefits and life insurance markets. These products and services are marketed through benefits consultants, financial institutions and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include medical stop-loss insurance, fixed and variable deferred annuities, single premium immediate annuities, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI). The Company also services its block of structured settlement annuities. The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as “Symetra” or “the Company.”

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

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Financial results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2013.

Adoption of New Accounting Pronouncements

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose information about financial assets and liabilities that are offset or have the potential to be offset, along with the related contractual arrangements, to enable users to understand the effect of such arrangements on its balance sheets. The ASU requires the Company to disclose information on both a gross and net basis about instruments and transactions within the scope of this standard.

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

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU supersedes the presentation requirements in ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU requires the Company to present, either on the face of the financial statements or in the notes to the consolidated financial statements, the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by the respective line item on the statements of income. This ASU does not change the requirement to present other comprehensive income by component in the consolidated financial statements. The Company prospectively adopted this standard on January 1, 2013 and included the disclosures in Note 8.

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

On June 20, 2013, the Company issued 5.298 common shares to settle all of its outstanding warrants with wholly-owned subsidiaries of White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc., both related parties. The number of shares issued in the cashless exercise was determined based on the fair value of the warrants on the settlement date. These warrants were exercisable for 18.976 common shares, and were considered participating securities because the terms of the agreements entitled the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. As a result, for the portion of the period the warrants were outstanding, they were included in weighted-average common shares outstanding for basic and diluted earnings per share, using the two-class method.

The Company has issued equity instruments to employees that are considered in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. The restricted shares are considered participating securities because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan are included in diluted earnings per share based on the application of the treasury stock method. Excluded from the computation of diluted earnings per share were 2.650 stock options for the three and six months ended June 30, 2013, and 2.950 stock options for the three and six months ended June 30, 2012 because they were anti-dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$45.0	$43.8	$111.0	$119.2

Denominator:
Weighted-average common shares outstanding - basic	133.050	138.090	135.558	137.933
Add: dilutive effect of certain equity instruments	0.006	0.004	0.006	0.003

Weighted-average common shares outstanding - diluted	133.056	138.094	135.564	137.936

Net income per common share:
Basic	$0.34	$0.32	$0.82	$0.86
Diluted	$0.34	$0.32	$0.82	$0.86

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

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of June 30, 2013
Fixed maturities:
U.S. government and agencies	$168.9	$2.1	$(3.2)	$167.8	$(0.1)
State and political subdivisions	792.0	25.1	(8.8)	808.3	(0.1)
Corporate securities	15,763.9	1,257.5	(160.4)	16,861.0	(16.7)
Residential mortgage-backed securities	2,657.4	159.5	(14.3)	2,802.6	(8.6)
Commercial mortgage-backed securities	1,451.2	113.3	(12.4)	1,552.1	—
Other debt obligations	458.4	47.5	(0.7)	505.2	—

Total fixed maturities	21,291.8	1,605.0	(199.8)	22,697.0	(25.5)
Marketable equity securities, available-for-sale	53.5	0.5	(0.3)	53.7	—

Total	$21,345.3	$1,605.5	$(200.1)	$22,750.7	$(25.5)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$307.6	$4.8	$(0.9)	$311.5	$(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	(0.1)
Corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	(18.4)
Residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	—

Total fixed maturities	21,073.4	2,502.3	(56.7)	23,519.0	(30.1)
Marketable equity securities, available-for-sale	52.0	—	(2.4)	49.6	—

Total	$21,125.4	$2,502.3	$(59.1)	$23,568.6	$(30.1)

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of June 30, 2013
Fixed maturities:
U.S. government and agencies	$77.1	$(3.2)	5	$—	$—	—
State and political subdivisions	225.1	(8.5)	38	5.2	(0.3)	2
Corporate securities	2,748.4	(119.7)	256	144.9	(40.7)	30
Residential mortgage-backed securities	393.8	(13.4)	52	18.3	(0.9)	19
Commercial mortgage-backed securities	205.5	(11.6)	14	19.7	(0.8)	10
Other debt obligations	46.1	(0.6)	11	0.7	(0.1)	3

Total fixed maturities	3,696.0	(157.0)	376	188.8	(42.8)	64
Marketable equity securities, available-for-sale	26.2	(0.3)	2	—	—	—

Total	$3,722.2	$(157.3)	378	$188.8	$(42.8)	64

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$205.7	$(0.9)	1	$—	$—	—
State and political subdivisions	42.5	(0.3)	11	35.6	(0.6)	4
Corporate securities	342.9	(5.8)	63	316.0	(45.6)	65
Residential mortgage-backed securities	73.9	(0.5)	15	38.0	(1.3)	24
Commercial mortgage-backed securities	9.9	—	6	30.5	(0.9)	11
Other debt obligations	38.9	(0.6)	4	4.0	(0.2)	4

Total fixed maturities	713.8	(8.1)	100	424.1	(48.6)	108
Marketable equity securities, available-for-sale	20.1	(0.8)	2	29.5	(1.6)	2

Total	$733.9	$(8.9)	102	$453.6	$(50.2)	110

Based on National Association of Insurance Commissioners (NAIC) ratings as of June 30, 2013 and December 31, 2012, the Company held below-investment-grade fixed maturities with fair values of $1,224.3 and $1,279.2, respectively, and amortized costs of $1,197.6 and $1,241.3, respectively. These holdings amounted to 5.4% of the Company’s investments in fixed maturities at fair value as of both June 30, 2013 and December 31, 2012.

The following table summarizes the amortized cost and fair value of fixed maturities as of June 30, 2013, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
	Cost	Value
One year or less	$728.5	$745.3
Over one year through five years	4,015.8	4,313.0
Over five years through ten years	7,900.7	8,308.2
Over ten years	4,118.2	4,515.9
Residential mortgage-backed securities	2,657.4	2,802.6
Commercial mortgage-backed securities	1,451.2	1,552.1
Other asset-backed securities	420.0	459.9

Total fixed maturities	$21,291.8	$22,697.0

The following table summarizes the Company’s net investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturities	$272.5	$281.4	$557.1	$565.7
Marketable equity securities, available-for-sale	1.1	1.2	1.7	1.7
Marketable equity securities, trading	3.2	2.9	6.3	5.6
Mortgage loans	47.1	41.7	92.0	82.6
Policy loans	1.0	0.9	1.9	1.9
Investments in limited partnerships	(1.1)	(4.3)	(5.5)	(8.3)
Other	2.2	2.1	4.2	3.9

Total investment income	326.0	325.9	657.7	653.1
Investment expenses	(7.4)	(6.7)	(15.4)	(13.4)

Net investment income	$318.6	$319.2	$642.3	$639.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturities:
Gross gains on sales	$3.8	$23.1	$5.6	$33.0
Gross losses on sales	(1.9)	(5.8)	(10.0)	(7.9)
Net impairment losses recognized in earnings	(7.2)	(9.4)	(9.2)	(11.9)
Other (1)	(3.7)	(2.4)	(4.4)	1.2

Total fixed maturities	(9.0)	5.5	(18.0)	14.4
Marketable equity securities, trading (2)	(1.7)	(9.4)	31.3	8.6
Other invested assets	(0.8)	(2.5)	1.3	(3.5)
Deferred policy acquisition costs and deferred sales inducement adjustment	0.2	—	0.6	—

Net realized investment gains (losses)	$(11.3)	$(6.4)	$15.2	$19.5

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities held as of period end totaling $(2.7), $(3.2), $(2.1) and $0.6 for the three and six months ended June 30, 2013 and 2012, respectively.
(2)	This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $(16.2), $(9.1), $11.4 and $7.5 for the three and six months ended June 30, 2013 and 2012, respectively.

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

•	Changes in the financial condition of the security’s underlying collateral;

•	Any downgrades of the security by a rating agency;

•	Nonpayment of scheduled interest, or the reduction or elimination of dividends;

•	Other indications that a credit loss has occurred; and

•

For fixed maturities, the Company’s intent to sell or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments, prepayment or call notifications and the Company’s liquidity needs.

For fixed maturities, the Company concludes that an OTTI has occurred if there is an intent to sell the security and it is underwater or if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). In order to determine the amount of the credit loss, the Company calculates the recovery value by discounting its estimate of future cash flows from the security. The discount rate is the original effective yield for corporate securities or current effective yield for mortgage-backed securities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Determination of Credit-Related OTTI on Corporate Securities

To determine the recovery value for a corporate security, the Company performs an analysis including, but not limited to, the following:

•	Expected cash flows of the issuer;

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency; and

•	Additional available market information.

    Determination of Credit-Related OTTI on Structured Securities

To determine the recovery value for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis including, but not limited to, the following:

•	Expected cash flows from the security, including potential variability of prepayments;

•	Creditworthiness;

•	Delinquency ratios and loan-to-value ratios on the underlying collateral;

•	Average cumulative collateral values, vintage year and level of subordination; and

•	Susceptibility to prepayment and anti-selection due to changes in the interest rate environment.

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of June 30, 2013		As of December 31, 2012
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$26.0	$(8.8)	$20.0	$(5.3)
6 consecutive months or more	6.8	(13.3)	49.6	(21.7)

Total underwater by 20% or more	32.8	(22.1)	69.6	(27.0)
All other underwater fixed maturities	3,852.0	(177.7)	1,068.3	(29.7)

Total underwater fixed maturities	$3,884.8	$(199.8)	$1,137.9	$(56.7)

There were no marketable equity securities recorded as available-for-sale that were underwater by 20% or more as of June 30, 2013 or December 31, 2012.

The Company reviewed its available-for-sale investments with unrealized losses as of June 30, 2013 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) (OCI) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$34.0	$32.0	$36.2	$32.5
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.3	—	0.3	0.9
For which an OTTI was previously recognized	0.4	1.0	0.8	1.3
Decreases attributable to:
Securities sold or paid down during the period	(1.3)	(0.8)	(3.9)	(2.5)

Balance, end of period	$33.4	$32.2	$33.4	$32.2

Derivative Financial Instruments

Derivative Exposure

The following table sets forth the fair value of the Company’s derivative instruments. Derivative contracts in an asset position are included in other invested assets, derivative contracts in a liability position are included in other liabilities, and embedded derivative liabilities are included in funds held under deposit contracts on the consolidated balance sheets. The Company does not offset recognized collateral amounts pledged or received against the fair value amounts recognized for derivative contracts.

	As of June 30, 2013			As of December 31, 2012
	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Qualifying derivatives
Cash flow hedges:
Interest rate swaps	$97.1	$5.5	$—	$97.1	$9.8	$—
Foreign currency swaps	358.6	8.5	2.2	112.8	—	4.3

Total qualifying derivatives	$455.7	$14.0	$2.2	$209.9	$9.8	$4.3

Non-qualifying derivatives
Equity index options	$570.3	$15.9	$1.0	$213.7	$5.0	$—
Foreign currency forwards	5.4	—	—	125.2	0.5	0.7
Embedded derivatives	—	—	34.1	—	—	14.1
Other derivatives	15.9	0.6	—	13.4	0.8	—

Total non-qualifying derivatives	591.6	16.5	35.1	352.3	6.3	14.8

Total derivatives	$1,047.3	$30.5	$37.3	$562.2	$16.1	$19.1

Collateral Arrangements and Offsetting of Financial Instruments

The Company’s derivative contracts are typically governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, except for foreign currency forwards which do not require an ISDA. For each ISDA, the Company and the counterparty have also entered into a credit support annex (“CSA”) to reduce the risk of counterparty default in derivative transactions by requiring the posting of cash collateral or other financial assets. The CSA requires either party to post collateral when net exposures from all derivative contracts between the parties exceed pre-determined contractual thresholds, which vary by counterparty. The amount of net exposure is the difference between the derivative contract’s fair value and the fair value of the collateral held for such agreements with each counterparty. Collateral amounts required to be posted or received are determined daily based on the net exposure with each counterparty under a master netting agreement.

The Company recognizes cash collateral received in cash and cash equivalents and the obligation to return cash collateral in other liabilities on the consolidated balance sheets. Non-cash collateral received is not recognized on the consolidated balance sheets. In the event of default, the counterparty relinquishes claim to the assets pledged as collateral, and the Company recognizes the collateral as its own asset recorded at fair value, or, in the case of cash collateral, derecognizes its obligation to return collateral.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:

As of June 30, 2013

	Amount	Gross Amount Not Offset in the Balance Sheets
	Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$7.0	$—	$(5.2)	$1.8
B	11.0	—	(5.6)	5.4
Other	12.5	—	(9.3)	3.2

Total	$30.5	$—	$(20.1)	$10.4

As of December 31, 2012

	Amount	Gross Amount Not Offset in the Balance Sheets
	Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$5.6	$—	$(5.6)	$—
B	4.1	—	(1.6)	2.5
Other	6.4	—	(5.3)	1.1

Total	$16.1	$—	$(12.5)	$3.6

The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest rate swaps	$(2.7)	$3.2	$(3.0)	$2.8
Foreign currency swaps	3.3	—	11.5	—

Total	$0.6	$3.2	$8.5	$2.8

See Note 8 for amounts reclassified out of AOCI into net income for the three and six months ended June 30, 2013 and 2012. The Company expects to reclassify net gains of $3.4 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.

As of June 30, 2013, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately ten years. The Company recorded no ineffectiveness for cash flow hedging relationships for the three and six months ended June 30, 2013 and 2012.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table shows the effect of non-qualifying derivatives on the consolidated income statements, which is recorded in net realized investment gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Equity index options	$0.9	$(1.3)	$4.1	$0.1
Foreign currency forwards	(0.3)	0.2	1.3	—
Embedded derivatives	(0.5)	0.1	(2.5)	(0.5)
Other derivatives	(0.2)	—	(0.4)	—

Total	$(0.1)	$(1.0)	$2.5	$(0.4)

5. Mortgage Loans

The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all mortgaged properties are inspected annually. The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturity. As of June 30, 2013, 28.7% of the Company’s commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.5% were located in Texas and 9.7% were located in Washington.

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

Loans are evaluated for impairment if the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, or the loan is modified in a troubled debt restructuring. The Company establishes specific reserves for these loans when the fair value is less than its carrying value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table sets forth the Company’s mortgage loans by risk category:

	As of June 30, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Lower risk	$1,990.1	60.2%	$1,858.4	60.0%
Medium risk	738.2	22.4	664.1	21.5
Higher risk	575.3	17.4	573.9	18.5

Credit quality indicator total	3,303.6	100.0%	3,096.4	100.0%
Loans specifically evaluated for impairment (1)	6.0		4.8
Other (2)	(6.5)		(6.8)

Total	$3,303.1		$3,094.4

(1)	As of June 30, 2013 and December 31, 2012, reserve amounts of $0.2 and $0.0, respectively, were held for loans specifically evaluated for impairment.
(2)	Includes the allowance for loan losses and deferred fees and costs.

In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category and considers its past loan experience, commercial real estate market conditions, and third party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated annually, primarily during the third quarter. In developing its provision for specifically identified loans, a market valuation on the collateral is performed to determine if a reserve is necessary.

The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Allowance at beginning of period	$8.1	$8.0	$7.9	$7.4
Provision for specific loans	—	0.7	0.2	1.9
Provision for loans not specifically identified	—	0.7	—	0.7
Charge-offs	—	(0.4)	—	(1.0)

Allowance at end of period	$8.1	$9.0	$8.1	$9.0

Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of June 30, 2013, no loans were considered non-performing and included in the assessment of the provision for specific loans. As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was considered non-performing and included in the assessment of the provision for specific loans.

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

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable. This category includes those financial instruments that are valued using industry-standard pricing methodologies or models. All significant inputs are observable or derived from observable information in the marketplace. Financial instruments in this category primarily include corporate fixed maturities and mortgage-backed securities.

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

	As of June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$167.8	$167.8	$—	$167.8	$—
State and political subdivisions	808.3	808.3	—	808.3	—
Corporate securities	16,861.0	16,861.0	—	16,833.5	27.5
Residential mortgage-backed securities	2,802.6	2,802.6	—	2,776.6	26.0
Commercial mortgage-backed securities	1,552.1	1,552.1	—	1,545.6	6.5
Other debt obligations	505.2	505.2	—	431.4	73.8

Total fixed maturities, available-for-sale	22,697.0	22,697.0	—	22,563.2	133.8
Marketable equity securities, available-for-sale	53.7	53.7	0.5	47.0	6.2
Marketable equity securities, trading	512.0	512.0	511.7	—	0.3
Investments in limited partnerships, private equity funds	34.7	34.7	—	—	34.7
Other invested assets	37.3	37.3	3.8	14.6	18.9

Total investments carried at fair value	23,334.7	23,334.7	516.0	22,624.8	193.9
Separate account assets	872.8	872.8	872.8	—	—

Total assets at fair value	$24,207.5	$24,207.5	$1,388.8	$22,624.8	$193.9

Financial liabilities:
Embedded derivatives	34.1	34.1	—	—	34.1

Total liabilities at fair value	$34.1	$34.1	$—	$—	$34.1

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,303.1	$3,472.4	$—	$—	$3,472.4
Investments in limited partnerships, tax credit investments	202.1	189.6	—	189.6	—
Cash and cash equivalents	171.6	171.6	171.6	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$10,959.8	$10,879.5	$—	$—	$10,879.5
Income annuities	6,540.6	7,697.6	—	—	7,697.6
Notes payable:
Capital Efficient Notes (CENts)	149.9	158.8	—	—	158.8
Senior notes	299.5	325.4	—	—	325.4

(1)	The carrying value of this balance excludes $5,985.3 of liabilities related to insurance contracts and embedded derivatives.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	As of December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$311.5	$311.5	$—	$311.5	$—
State and political subdivisions	776.5	776.5	—	776.5	—
Corporate securities	17,201.6	17,201.6	—	17,162.7	38.9
Residential mortgage-backed securities	3,007.8	3,007.8	—	3,007.8	—
Commercial mortgage-backed securities	1,707.7	1,707.7	—	1,688.9	18.8
Other debt obligations	513.9	513.9	—	440.9	73.0

Total fixed maturities, available-for-sale	23,519.0	23,519.0	—	23,388.3	130.7
Marketable equity securities, available-for-sale	49.6	49.6	0.5	44.1	5.0
Marketable equity securities, trading	552.7	552.7	552.5	—	0.2
Investments in limited partnerships, private equity funds	28.6	28.6	—	—	28.6
Other invested assets	24.6	24.6	3.8	13.0	7.8

Total investments carried at fair value	24,174.5	24,174.5	556.8	23,445.4	172.3
Separate account assets	807.7	807.7	807.7	—	—

Total assets at fair value	$24,982.2	$24,982.2	$1,364.5	$23,445.4	$172.3

Financial liabilities:
Embedded derivatives	14.1	14.1	—	—	14.1

Total liabilities at fair value	$14.1	$14.1	$—	$—	$14.1

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,094.4	$3,370.5	$—	$—	$3,370.5
Investments in limited partnerships, tax credit investments	210.7	208.3	—	208.3	—
Cash and cash equivalents	130.8	130.8	130.8	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$10,583.5	$10,610.9	$—	$—	$10,610.9
Income annuities	6,585.9	8,386.3	—	—	8,386.3
Notes payable:
Capital Efficient Notes (CENts)	149.9	154.8	—	—	154.8
Senior notes	299.5	324.5	—	—	324.5

(1)	The carrying value of this balance excludes $5,899.1 of liabilities related to insurance contracts and embedded derivatives.

    Financial Instruments Measured at Fair Value on a Recurring Basis

    Fixed Maturities

The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of June 30, 2013 and December 31, 2012, respectively, pricing services provided prices for 96.4% and 96.2% of the Company’s fixed maturities.

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

As of June 30, 2013, the Company had $718.5 or 3.2%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $705.9, or 98.2%, as Level 2 measurements as of June 30, 2013. As of December 31, 2012, the Company had $819.6, or 3.5%, of its fixed maturities invested in private placement securities, of which $787.3, or 96.1%, were classified as Level 2 measurements.

Corporate Securities

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s corporate securities classified as Level 2 measurements was $16,833.5 and $17,162.7, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of June 30, 2013			As of December 31, 2012
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$3,216.0	19.1%	216	$3,312.1	19.3%	218
Consumer staples	2,668.3	15.9	157	2,785.1	16.2	157
Consumer discretionary	2,068.4	12.3	171	2,113.2	12.3	167
Financials	1,860.3	11.1	158	1,873.3	10.9	171
Weighted-average coupon rate	5.75%			5.88%
Weighted-average remaining years to contractual maturity	10.0			10.3

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

As of June 30, 2013, $599.4, or 3.6%, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.

Residential Mortgage-backed Securities

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,776.6 and $3,007.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.60% and 4.67% as of June 30, 2013 and December 31, 2012, respectively. Agency securities comprised 89.7% and 89.4% of the Company’s Level 2 RMBS as of June 30, 2013 and December 31, 2012, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of June 30, 2013		As of December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$2.1	0.7%	$23.6	7.4%
AA through BBB	97.3	33.9	94.1	29.5
BB & below	187.7	65.4	201.8	63.1

Total non-agency RMBS	$287.1	100.0%	$319.5	100.0%

Non-agency RMBS with super senior subordination	$177.6	61.9%	$202.7	63.4%

As of June 30, 2013 and December 31, 2012, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.3% and 8.4%, respectively. As of June 30, 2013 and December 31, 2012, $120.0 and $127.7, or 41.8% and 40.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.

Level 2 RMBS securities are priced by independent pricing services that utilize evaluated pricing models. Because many RMBS do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.

Commercial Mortgage-backed Securities

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,545.6 and $1,688.9, respectively. The weighted-average coupon rate on these securities was 4.97% and 5.03% as of June 30, 2013 and December 31, 2012, respectively. The following table presents additional information about the composition of the underlying collateral of Level 2 CMBS securities:

	As of June 30, 2013	As of December 31, 2012
	% of Total	% of Total
Significant underlying collateral locations:
New York	21.9%	20.1%
California	12.4	12.0
Texas	7.5	7.5
Significant underlying collateral property types:
Office buildings	33.7%	31.9%
Retail shopping centers	30.6	32.4

The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 79.4% and 78.4% of Level 2 CMBS as of June 30, 2013 and December 31, 2012, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 31.2% and 29.9% as of June 30, 2013 and December 31, 2012, respectively, and 97.1% and 96.6% were in the most senior tranche as of June 30, 2013 and December 31, 2012, respectively.

Level 2 CMBS securities are priced by independent pricing services that utilize evaluated pricing models. Because many CMBS do not trade on a daily basis, evaluated pricing models apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Marketable Equity Securities

Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), certain nonredeemable preferred stocks and investments in mutual funds. The securities primarily consist of investments in publicly traded companies. When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by our independent pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

Investments in Limited Partnerships

Investments in limited partnerships recorded at fair value are investments in private equity funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset values (NAV). The Company is generally unable to liquidate these investments during the term of the partnership or fund, which range from five to fifteen years. As such, the Company classifies these securities as Level 3 measurements.

Separate Accounts

Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.

Embedded Derivatives

Embedded derivatives relate to the Company’s fixed indexed annuity (FIA) product, which credits interest to the policyholder’s account balance based on increases in equity or commodity indices. The fair value of the embedded derivative reflects the excess of the projected benefits based on the indexed fund value over the projected benefits based on the guaranteed fund value. The excess benefits are projected using best estimates for surrenders, mortality and indexed fund interest, and discounted at a risk-free rate plus a spread for nonperformance risk. Because the estimates utilize significant unobservable inputs, the Company classifies the embedded derivative as a Level 3 measurement.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2013:

						Unrealized Gains (Losses)
						Included in:
	Balance as of April 1, 2013	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of June 30, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$26.0	$1.8	$—	$0.1	$—	$—	$(0.4)	$—	$27.5
Residential mortgage-backed securities	0.2	26.1	—	—	—	—	(0.3)	—	26.0
Commercial mortgage-backed securities	14.8	—	—	—	(8.2)	—	(0.1)	—	6.5
Other debt obligations	77.5	—	—	—	(0.2)	—	(3.5)	—	73.8

Total fixed maturities, available-for-sale	118.5	27.9	—	0.1	(8.4)	—	(4.3)	—	133.8
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	1.2	—	6.2
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	28.6	5.2	—	—	(2.7)	2.6	—	1.0	34.7
Other invested assets	14.6	4.6	—	—	(1.5)	1.3	—	(0.1)	18.9

Total Level 3 assets	$166.9	$37.7	$—	$0.1	$(12.6)	$4.0	$(3.1)	$0.9	$193.9

Financial Liabilities:
Embedded derivatives	21.9	11.7	—	—	—	0.5	—	—	34.1

Total Level 3 liabilities	$21.9	$11.7	$—	$—	$—	$0.5	$—	$—	$34.1

						Unrealized Gains (Losses)
						Included in:
	Balance as of January 1, 2013	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of June 30, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$38.9	$1.8	$—	$—	$(12.9)	$—	$(0.2)	$(0.1)	$27.5
Residential mortgage-backed securities	—	26.1	—	0.2	(0.1)	—	(0.2)	—	26.0
Commercial mortgage-backed securities	18.8	—	—	—	(11.8)	—	(0.5)	—	6.5
Other debt obligations	73.0	5.5	—	—	(0.2)	—	(4.5)	—	73.8

Total fixed maturities, available-for-sale	130.7	33.4	—	0.2	(25.0)	—	(5.4)	(0.1)	133.8
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	1.2	—	6.2
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	28.6	5.8	—	—	(3.8)	3.1	—	1.0	34.7
Other invested assets	7.8	9.2	—	—	(2.6)	3.9	—	0.6	18.9

Total Level 3 assets	$172.3	$48.4	$—	$0.2	$(31.4)	$7.1	$(4.2)	$1.5	$193.9

Financial Liabilities:
Embedded derivatives	14.1	17.6	(0.1)	—	—	2.5	—	—	34.1

Total Level 3 liabilities	$14.1	$17.6	$(0.1)	$—	$—	$2.5	$—	$—	$34.1

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.
(2)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.1 and $0.2 for the three and six months ended June 30, 2013, respectively. Gross transfers out of Level 3 were $0.0 for the both the three and six months ended June 30, 2013.
(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(4)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized investment gains (losses).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2012:

						Unrealized Gains (Losses)
						Included in:
	Balance as of April 1, 2012	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of June 30, 2012
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$38.2	$20.0	$—	$16.6	$(1.1)	$0.9	$0.6	$—	$75.2
Residential mortgage-backed securities	2.7	16.9	—	(2.7)	—	—	(0.2)	—	16.7
Commercial mortgage-backed securities	15.5	—	—	—	(0.4)	—	—	—	15.1
Other debt obligations	42.6	—	—	—	(0.2)	—	1.4	—	43.8

Total fixed maturities, available-for-sale	99.0	36.9	—	13.9	(1.7)	0.9	1.8	—	150.8
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	24.3	5.5	—	—	(2.1)	(0.8)	—	1.0	27.9
Other invested assets	8.7	0.8	—	—	0.9	(1.3)	—	—	9.1

Total Level 3 assets	$137.2	$43.2	$—	$13.9	$(2.9)	$(1.2)	$1.8	$1.0	$193.0

Financial Liabilities:
Embedded derivatives	5.2	2.3	(0.1)	—	—	(0.2)	—	—	7.2

Total Level 3 liabilities	$5.2	$2.3	$(0.1)	$—	$—	$(0.2)	$—	$—	$7.2

						Unrealized Gains (Losses)
						Included in:
	Balance as of January 1, 2012	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of June 30, 2012
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$91.4	$20.0	$—	$(38.6)	$(1.0)	$0.3	$3.2	$(0.1)	$75.2
Residential mortgage-backed securities	—	16.9	—	—	—	—	(0.2)	—	16.7
Commercial mortgage-backed securities	15.9	—	—	—	(0.7)	—	(0.1)	—	15.1
Other debt obligations	79.9	—	—	(13.5)	(25.4)	—	2.3	0.5	43.8

Total fixed maturities, available-for-sale	187.2	36.9	—	(52.1)	(27.1)	0.3	5.2	0.4	150.8
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	5.7	—	—	(6.2)	(0.7)	—	1.3	27.9
Other invested assets	4.8	3.1	—	—	0.9	0.3	—	—	9.1

Total Level 3 assets	$225.4	$45.7	$—	$(52.5)	$(32.4)	$(0.1)	$5.2	$1.7	$193.0

Financial Liabilities:
Embedded derivatives	2.4	4.6	(0.3)	—	—	0.5	—	—	7.2

Total Level 3 liabilities	$2.4	$4.6	$(0.3)	$—	$—	$0.5	$—	$—	$7.2

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.
(2)	Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $17.2 and $17.2 for the three and six months ended June 30, 2012, respectively. Gross transfers out of Level 3 were $(3.3) and $(69.7) for the three and six months ended June 30, 2012, respectively. Transfers out included certain privately placed fixed maturities for which there was a change in valuation methodology during the first quarter 2012 to a method that uses significant observable inputs.
(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.
(4)	Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized investment gains (losses).

Other Financial Instruments Subject to Fair Value Disclosure Requirements

Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $94.6 and $121.9 as of June 30, 2013 and December 31, 2012, respectively.

The fair value of the Company’s mortgage loans are measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The fair value of the Company’s investments in limited partnerships associated with tax credit investments are estimated based on the discounted cash flows over the remaining life of the tax credits, using the original internal rate of return for each investment.

The fair values of funds held under deposit contracts related to investment-type contracts are estimated based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread.

The fair values of the Company’s notes payable are based on nonbinding quotes provided by third-parties. The fair value measurement assumes that liabilities were transferred to a market participant of equal credit standing and without consideration for any optional redemption features.

7. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)

The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Unamortized balance at beginning of period	$367.1	$372.3	$367.9	$368.4
Deferral of acquisition costs	23.1	19.3	41.0	39.0
Adjustments related to investment (gains) losses	0.1	—	0.3	—
Amortization	(17.2)	(15.4)	(36.1)	(31.2)

Unamortized balance at end of period	373.1	376.2	373.1	376.2
Accumulated effect of net unrealized investment gains	(123.5)	(203.0)	(123.5)	(203.0)

Balance at end of period	$249.6	$173.2	$249.6	$173.2

The following table provides a reconciliation of the beginning and ending balance for DSI, which are included in receivables and other assets on the consolidated balance sheets:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Unamortized balance at beginning of period	$154.1	$146.9	$153.4	$142.0
Capitalizations	12.2	12.5	25.5	25.8
Adjustments related to investment (gains) losses	0.1	—	0.3	—
Amortization	(11.3)	(8.9)	(24.1)	(17.3)

Unamortized balance at end of period	155.1	150.5	155.1	150.5
Accumulated effect of net unrealized investment gains	(82.3)	(114.2)	(82.3)	(114.2)

Balance at end of period	$72.8	$36.3	$72.8	$36.3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

8. Stockholders’ Equity

The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and six months ended June 30, 2013:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of April 1, 2013	$1,510.6	$(17.6)	$(206.4)	$6.5	$1,293.1
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(587.8)	(0.4)	72.8	0.4	(515.0)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.6)	(0.6)
Foreign currency swaps	—	—	—	(0.4)	(0.4)
Net realized investment (gains) losses	6.0	2.1	(0.2)	—	7.9
Total provision (benefit) for income taxes	(2.1)	(0.7)	0.1	0.3	(2.4)

Total reclassifications from AOCI, net of taxes	3.9	1.4	(0.1)	(0.7)	4.5

Other comprehensive income (loss) after reclassifications	(583.9)	1.0	72.7	(0.3)	(510.5)

Balance as of June 30, 2013	$926.7	$(16.6)	$(133.7)	$6.2	$782.6

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(694.1)	(0.8)	88.1	5.5	(601.3)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.1)	(1.1)
Foreign currency swaps	—	—	—	(0.9)	(0.9)
Net realized investment (gains) losses	16.3	5.8	(0.6)	—	21.5
Total provision (benefit) for income taxes	(5.7)	(2.0)	0.2	0.7	(6.8)

Total reclassifications from AOCI, net of taxes	10.6	3.8	(0.4)	(1.3)	12.7

Other comprehensive income (loss) after reclassifications	(683.5)	3.0	87.7	4.2	(588.6)

Balance as of June 30, 2013	$926.7	$(16.6)	$(133.7)	$6.2	$782.6

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $(316.5), $(0.2), $39.2, $0.2 and $(277.3), respectively, for the three months ended June 30, 2013, and net of taxes of $(373.7), $(0.4), $47.4, $3.0 and $(323.7), respectively, for the six months ended June 30, 2013.
(2)	Reclassification adjustments related to OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).
(3)	See Note 7 for the adjustment for the accumulated effect of net unrealized investment gains separately presented for DAC and DSI.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and six months ended June 30, 2012:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of April 1, 2012	$1,218.4	$(31.6)	$(189.6)	$2.9	$1,000.1
Other comprehensive income (loss) before reclassifications, net of taxes (1)	201.3	(1.1)	(16.6)	2.1	185.7
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.5)	(0.5)
Net realized investment (gains) losses	(8.1)	12.1	—	—	4.0
Total provision (benefit) for income taxes	2.8	(4.3)	—	0.2	(1.3)

Total reclassifications from AOCI, net of taxes	(5.3)	7.8	—	(0.3)	2.2

Other comprehensive income (loss) after reclassifications	196.0	6.7	(16.6)	1.8	187.9

Balance as of June 30, 2012	$1,414.4	$(24.9)	$(206.2)	$4.7	$1,188.0

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2012	$1,236.6	$(37.2)	$(175.6)	$3.5	$1,027.3
Other comprehensive income (loss) before reclassifications, net of taxes (1)	186.5	(1.8)	(30.6)	1.8	155.9
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.0)	(1.0)
Net realized investment (gains) losses	(13.4)	21.7	—	—	8.3
Total provision (benefit) for income taxes	4.7	(7.6)	—	0.4	(2.5)

Total reclassifications from AOCI, net of taxes	(8.7)	14.1	—	(0.6)	4.8

Other comprehensive income (loss) after reclassifications	177.8	12.3	(30.6)	1.2	160.7

Balance as of June 30, 2012	$1,414.4	$(24.9)	$(206.2)	$4.7	$1,188.0

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $108.4, $(0.6), $(9.0), $1.1 and $99.9, respectively, for the three months ended June 30, 2012, and net of taxes of $100.4, $(1.0), $(16.5), $1.0 and $83.9, respectively, for the six months ended June 30, 2012.
(2)	Reclassification adjustments related to OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available- for-sale securities within the consolidated statements of comprehensive income (loss).
(3)	See Note 7 for the adjustment for the accumulated effect of net unrealized investment gains separately presented for DAC and DSI.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2012	118.637
Restricted stock issued, net	0.379
Employee stock purchase plan shares issued	0.142
Common stock repurchased (1)	(0.070)

Balance as of December 31, 2012	119.088

Balance as of January 1, 2013	119.088
Common stock issued (2)	5.300
Restricted stock issued, net	0.279
Employee stock purchase plan shares issued	0.080
Common stock repurchased (1)	(6.955)

Balance as of June 30, 2013	117.792

(1)	Represents shares of common stock repurchased pursuant to the Company’s stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.
(2)	Includes 5.298 shares of common stock issued from the settlement of warrants. See Note 3 for further discussion.

On February 1, 2013, the Company’s board of directors authorized the repurchase, at management’s discretion, of up to 10.000 shares of the Company’s outstanding common stock. The authorization was increased to 16.000 shares on May 21, 2013. The Company has repurchased 6.952 shares under the program as of June 30, 2013. This includes 6.090 shares purchased on May 17, 2013 from Vestar Capital Partners, a related party, in a privately negotiated transaction for a total of $81.8.

9. Stock-Based Compensation

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2013	0.649	$11.50
Shares granted	0.290	13.45
Shares vested	(0.010)	12.06
Shares forfeited	(0.011)	10.89

Outstanding as of June 30, 2013	0.918	$12.10

10. Commitments and Contingencies

Litigation

Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of June 30, 2013, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

Other Commitments

As of June 30, 2013, the Company had no material changes to its commitments or contingencies since December 31, 2012.

11. Segment Information

The Company offers a broad range of products and services that include retirement, group health and employee benefits products and life insurance. These operations are managed separately as three divisions, consisting of four business segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are Benefits, Deferred Annuities, Income Annuities, Individual Life and Other.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income.

	For the Three Months Ended June 30, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$148.6	$—	$—	$8.8	$—	$157.4
Net investment income	5.2	136.2	98.9	69.7	8.6	318.6
Policy fees, contract charges, and other	3.4	5.3	0.2	33.9	5.7	48.5
Net realized gains (losses) – FIA	—	(1.4)	—	—	—	(1.4)

Total operating revenues	157.2	140.1	99.1	112.4	14.3	523.1
Benefits and expenses:
Policyholder benefits and claims	98.5	0.2	—	16.5	—	115.2
Interest credited	—	80.8	82.7	62.8	(0.6)	225.7
Other underwriting and operating expenses	42.4	19.6	5.4	16.5	8.0	91.9
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	14.1	1.0	2.1	—	17.2

Total benefits and expenses	140.9	114.7	89.1	97.9	15.6	458.2

Segment pre-tax adjusted operating income (loss)	$16.3	$25.4	$10.0	$14.5	$(1.3)	$64.9

Operating revenues	$157.2	$140.1	$99.1	$112.4	$14.3	$523.1
Add: Net realized investment gains (losses), excluding FIA	—	1.2	(4.1)	(3.8)	(3.2)	(9.9)

Total revenues	157.2	141.3	95.0	108.6	11.1	513.2
Total benefits and expenses	140.9	114.7	89.1	97.9	15.6	458.2

Income (loss) from operations before income taxes	$16.3	$26.6	$5.9	$10.7	$(4.5)	$55.0

	For the Three Months Ended June 30, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$137.9	$—	$—	$8.9	$—	$146.8
Net investment income	5.3	135.2	104.5	71.8	2.4	319.2
Policy fees, contract charges, and other	3.5	5.1	2.0	32.6	5.6	48.8
Net realized gains (losses) – FIA	—	(1.2)	—	—	—	(1.2)

Total operating revenues	146.7	139.1	106.5	113.3	8.0	513.6
Benefits and expenses:
Policyholder benefits and claims	90.3	0.1	—	14.1	—	104.5
Interest credited	—	80.8	82.9	67.3	(0.7)	230.3
Other underwriting and operating expenses	40.1	21.2	5.9	17.4	8.0	92.6
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	13.2	0.9	1.3	—	15.4

Total benefits and expenses	130.4	115.3	89.7	100.1	15.5	451.0

Segment pre-tax adjusted operating income (loss)	$16.3	$23.8	$16.8	$13.2	$(7.5)	$62.6

Operating revenues	$146.7	$139.1	$106.5	$113.3	$8.0	$513.6
Add: Net realized investment gains (losses), excluding FIA	—	2.0	(16.0)	1.4	7.4	(5.2)

Total revenues	146.7	141.1	90.5	114.7	15.4	508.4
Total benefits and expenses	130.4	115.3	89.7	100.1	15.5	451.0

Income (loss) from operations before income taxes	$16.3	$25.8	$0.8	$14.6	$(0.1)	$57.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in millions, except per share data, unless otherwise stated)

(Unaudited)

	For the Six Months Ended June 30, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$296.6	$—	$—	$17.8	$—	$314.4
Net investment income	10.3	279.4	200.6	138.9	13.1	642.3
Policy fees, contract charges, and other	6.9	11.1	2.1	67.0	11.3	98.4
Net realized gains (losses) – FIA	—	1.1	—	—	—	1.1

Total operating revenues	313.8	291.6	202.7	223.7	24.4	1,056.2
Benefits and expenses:
Policyholder benefits and claims	199.9	0.2	—	34.6	—	234.7
Interest credited	—	163.7	171.2	127.0	(0.9)	461.0
Other underwriting and operating expenses	84.1	41.3	10.8	32.5	15.0	183.7
Interest expense	—	—	—	—	16.4	16.4
Amortization of DAC	—	30.3	1.9	3.9	—	36.1

Total benefits and expenses	284.0	235.5	183.9	198.0	30.5	931.9

Segment pre-tax adjusted operating income (loss)	$29.8	$56.1	$18.8	$25.7	$(6.1)	$124.3

Operating revenues	$313.8	$291.6	$202.7	$223.7	$24.4	$1,056.2
Add: Net realized investment gains (losses), excluding FIA	—	2.2	13.6	(4.0)	2.3	14.1

Total revenues	313.8	293.8	216.3	219.7	26.7	1,070.3
Total benefits and expenses	284.0	235.5	183.9	198.0	30.5	931.9

Income from operations before income taxes	$29.8	$58.3	$32.4	$21.7	$(3.8)	$138.4

As of June 30, 2013:
Total assets	$158.3	$12,808.4	$7,318.4	$6,430.6	$2,324.7	$29,040.4

	For the Six Months Ended June 30, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$278.4	$—	$—	$18.7	$—	$297.1
Net investment income	10.7	269.6	208.6	143.4	7.4	639.7
Policy fees, contract charges, and other	6.5	10.2	3.2	64.3	10.9	95.1
Net realized gains (losses) – FIA	—	—	—	—	—	—

Total operating revenues	295.6	279.8	211.8	226.4	18.3	1,031.9
Benefits and expenses:
Policyholder benefits and claims	176.9	—	—	32.8	—	209.7
Interest credited	—	163.0	167.4	130.5	(1.1)	459.8
Other underwriting and operating expenses	77.3	40.2	11.6	32.7	13.8	175.6
Interest expense	—	—	—	—	16.4	16.4
Amortization of DAC	—	27.0	1.5	2.7	—	31.2

Total benefits and expenses	254.2	230.2	180.5	198.7	29.1	892.7

Segment pre-tax adjusted operating income (loss)	$41.4	$49.6	$31.3	$27.7	$(10.8)	$139.2

Operating revenues	$295.6	$279.8	$211.8	$226.4	$18.3	$1,031.9
Add: Net realized investment gains (losses), excluding FIA	—	1.7	0.3	0.8	16.7	19.5

Total revenues	295.6	281.5	212.1	227.2	35.0	1,051.4
Total benefits and expenses	254.2	230.2	180.5	198.7	29.1	892.7

Income (loss) from operations before income taxes	$41.4	$51.3	$31.6	$28.5	$5.9	$158.7

As of June 30, 2012:
Total assets	$185.1	$12,318.5	$7,552.3	$6,519.6	$2,422.4	$28,997.9

12. Subsequent Events

On August 1, 2013, the Company declared a dividend of $0.09 per common share, or approximately $10.6 in total, to shareholders of record on August 15, 2013. The dividend will be paid on or about August 30, 2013.

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

Current Outlook, Economic Factors and Trends

Interest rates are among the most important economic factors we consider in the management of the Company and establishment of future strategic direction. The benchmark 10-year Treasury rate has fluctuated throughout 2013, ending the second quarter of 2013 at the highest levels since mid-2011. If interest rates continue to rise, we are poised for organic growth in our Deferred Annuity and Individual Life segments during the second half of 2013. This includes continued growth in sales of fixed indexed annuities and an increase in sales of traditional fixed annuities.

Our fixed annuity, SPIA, universal life and BOLI products are interest-sensitive. A gradual rise in interest rates reduces the pressure on our interest spreads (the difference between the investment yield we earn and the interest rate we credit to policyholders on our products), which have held steady in the low interest rate environment. However, we remain exposed to the risk that declines in interest rates, or significant and sudden rises in interest rates will reduce our interest spread. In a rapidly rising rate environment we may increase crediting rates to maintain competitiveness, which could put pressure on our interest spread. We could also experience increased surrenders, as policyholders seek higher returns.

Our investment yield is impacted by investment prepayments and by normal reinvestment of cash flows from our investment portfolio. We believe a low interest rate environment makes it relatively attractive for bond issuers to prepay their bonds and refinance at lower market rates, and we have seen an increase in prepayments and related fee income. We received prepayment-related income of $26.3 in the first half of 2013, compared to $9.7 in the first half of 2012. Such fees increase current period investment income; however, reinvestment of the proceeds and other cash flows generated by our portfolios at current market rates will result in lower investment income and overall yields in the future. If interest rates continue to rise, investment prepayments may decrease and opportunities to reinvest cash flows at higher rates will improve.

We attempt to mitigate the impact of the interest rate environment, including movements in interest rates, through disciplined pricing on new business, asset-liability matching, and managing renewal crediting rates on existing business. To manage our investment yield, we continue to invest in commercial mortgage loans we underwrite. While returns on recently written loans reflect the generally low level of current interest rates, they continue to be an attractive investment opportunity. Our commercial mortgage loan holdings have grown steadily over the past two years, increasing to 12.3% of total investments as of June 30, 2013, compared with 7.3% as of December 31, 2010. We also modestly increased our investments in foreign securities, as we believe this asset class has quality investment opportunities that offer attractive yields. We purchased $276.3 of foreign-denominated fixed maturity securities in the first half of 2013, which now comprise approximately 2% of our total fixed maturities as of June 30, 2013.

We will continue to focus on the strategies outlined in Item 1 — “Business — Our Strategies” in our 2012 10-K. Our 2013 focus is on profitable growth of our core businesses and executing on our strategic initiatives. We believe we have adequate levels of capital to support our priorities – organic growth, transactional growth and capital actions. This includes our stock repurchase program that began in February 2013; however, we do not expect to be as active a buyer of shares in the second half of 2013.

The success of our business and the successful execution of our strategies may be affected by the factors discussed in Item 1A — “Risk Factors” in our 2012 10-K and other factors as discussed herein. We continually monitor developments that affect our business. In early July, enforcement of the employer mandate provision of the Patient Protection and Affordable Care Act, which was set to go into effect on January 1, 2014, was delayed until 2015. This mandate imposes a penalty on mid-sized and large employers who meet certain criteria. We do not believe that this delay will have a material adverse effect on our Benefits business.

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

The following accounting policies are those we consider to be particularly critical to understanding our condensed financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:

•	The valuation of investments at fair value;

•	The evaluation of other-than-temporary impairments (OTTI) of investments;

•	The balance, recoverability and amortization of deferred policy acquisition costs (DAC) and deferred sales inducements (DSI); and

•	The liabilities for future policy benefits and policy and contract claims.

There have been no material changes to the critical accounting estimates listed above, which are described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited consolidated financial statements included in our 2012 10-K.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 to the accompanying unaudited interim condensed consolidated financial statements.

Sources of Revenues and Expenses

Our primary sources of revenues from our insurance operations are premiums, net investment income and policy fees and contract charges. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, and general business and operating expenses, net of DAC deferrals. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount and time study results. We also generate net realized investment gains (losses), primarily on sales or impairment of our investments and changes in fair value on our equity trading portfolio.

Each of our four business segments maintains its own portfolio of invested assets, which are managed in accordance with specific guidelines. The net investment income and realized investment gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment. Investment expenses, which are recorded as a reduction of net investment income, are allocated to each segment based on its portfolio of invested assets.

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

	As of June 30, 2013	As of December 31, 2012
Total stockholders’ equity	$3,040.1	$3,630.1
Less: accumulated other comprehensive income (AOCI)	782.6	1,371.2

Adjusted book value*	2,257.5	2,258.9
Add: Assumed proceeds from exercise of warrants	—	218.1

Adjusted book value, as converted*	$2,257.5	$2,477.0

Book value per common share (1)	$25.81	$26.29

Adjusted book value per common share (2)*	$19.17	$18.97

Adjusted book value per common share, as converted (3)*	$19.17	$17.94

	For the Twelve Months Ended
	June 30, 2013	December 31, 2012
Return on stockholders’ equity, or ROE	5.7%	6.1%
Net income (4)	$197.2	$205.4
Average stockholders’ equity (5)	3,458.8	3,383.9
Operating return on average equity, or ROAE*	8.0%	8.5%
Adjusted operating income (6)*	$180.6	$185.3
Average adjusted book value (7)*	2,251.0	2,185.7

*	Represents a non-GAAP measure.
(1)	Book value per common share is calculated as stockholders’ equity divided by the sum of common shares outstanding and shares subject to warrants in the periods they were outstanding. These shares totaled 117.792 and 138.064 as of June 30, 2013 and December 31, 2012, respectively. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5.298 shares of common stock.
(2)	Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 117.792 and 119.088 as of June 30, 2013 and December 31, 2012, respectively.
(3)	Adjusted book value per common share, as converted, is calculated as adjusted book value, as converted divided by the sum of common shares outstanding and shares subject to warrants in the periods they were outstanding. These shares totaled 117.792 and 138.064 as of June 30, 2013 and December 31, 2012, respectively. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5.298 shares of common stock. As of June 30, 2013 this measure is equivalent to adjusted book value per share.
(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended June 30, 2013, this consisted of quarterly net income of $45.0, $66.0, $31.0 and $55.2.
(5)	Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of June 30, 2013, stockholder’s equity for the most recent five quarters was $3,040.1, $3,604.2, $3,630.1, $3,641.2 and $3,378.4. As of December 31, 2012, stockholder’s equity for the most recent five quarters was $3,630.1, $3,641.2, $3,378.4, $3,154.7 and $3,114.9.
(6)	Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended June 30, 2013, this consisted of quarterly adjusted operating income of $51.4, $50.4, $32.9 and $45.9. Adjusted operating income consists of net income, less after-tax net realized gains (losses), plus after-tax net realized and unrealized gains (losses) related to our FIA product. For the twelve months ended June 30, 2013, the net quarterly reconciling amounts were $(6.4), $15.6, $(1.9) and $9.3. For the twelve months ended December 31, 2012, adjusted operating income was $185.3, with a net reconciling amount of $20.1.
(7)	Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of June 30, 2013, adjusted book value for the most recent five quarters was $2,257.5, $2,311.1, $2,258.9, $2,236.9 and $2,190.4. AOCI, for the most recent five quarters was $782.6, $1,293.1, $1,371.2, $1,404.3 and $1,188.0. As of December 31, 2012, adjusted book value of the most recent five quarters was $2,258.9, $2,236.9, $2,190.4, $2,154.6 and $2,087.6. AOCI, for the most recent five quarters was $1,371.2, $1,404.3, $1,188.0, $1,000.1 and $1,027.3.

Results of Operations

The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.

Total Company

Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	For the Three Months Ended June 30,		QTD Variance (%)	For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Revenues:
Premiums	$157.4	$146.8	7.2%	$314.4	$297.1	5.8%
Net investment income	318.6	319.2	(0.2)	642.3	639.7	0.4
Policy fees, contract charges, and other	48.5	48.8	(0.6)	98.4	95.1	3.5
Net realized investment gains (losses)	(11.3)	(6.4)	(76.6)	15.2	19.5	(22.1)

Total revenues	513.2	508.4	0.9	1,070.3	1,051.4	1.8
Benefits and expenses:
Policyholder benefits and claims	115.2	104.5	10.2	234.7	209.7	11.9
Interest credited	225.7	230.3	(2.0)	461.0	459.8	0.3
Other underwriting and operating expenses	91.9	92.6	(0.8)	183.7	175.6	4.6
Interest expense	8.2	8.2	—	16.4	16.4	—
Amortization of deferred policy acquisition costs	17.2	15.4	11.7	36.1	31.2	15.7

Total benefits and expenses	458.2	451.0	1.6	931.9	892.7	4.4

Income from operations before income taxes	55.0	57.4	(4.2)	138.4	158.7	(12.8)

Total provision for income taxes	10.0	13.6	(26.5)	27.4	39.5	(30.6)

Net income	$45.0	$43.8	2.7%	$111.0	$119.2	(6.9)%

Net income per common share (1):
Basic	$0.34	$0.32	6.3%	$0.82	$0.86	(4.7)%
Diluted	$0.34	$0.32	6.3	$0.82	$0.86	(4.7)
Weighted-average common shares outstanding:
Basic	133.050	138.090	(3.6)%	135.558	137.933	(1.7)%
Diluted	133.056	138.094	(3.6)	135.564	137.936	(1.7)
Non-GAAP Financial Measures:
Adjusted operating income	$51.4	$47.2	8.9%	$101.8	$106.5	(4.4)%

Adjusted operating income per common share:
Basic	$0.39	$0.34	14.7%	$0.75	$0.77	(2.6)%
Diluted	$0.39	$0.34	14.7	$0.75	$0.77	(2.6)
Net income	$45.0	$43.8	2.7	$111.0	$119.2	(6.9)
Less: Net realized investment gains (losses) (net of taxes of $(4.0), $(2.2), $5.3 and $6.8)	(7.3)	(4.2)	(73.8)	9.9	12.7	(22.0)
Add: Net realized gains (losses) – FIA (net of taxes of $(0.5), $(0.4), $0.4 and $0.0)	(0.9)	(0.8)	(12.5)	0.7	—	*

Adjusted operating income	$51.4	$47.2	8.9%	$101.8	$106.5	(4.4)%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
(1)	Basic net income and adjusted operating income per common share include all participating securities using the two-class method. Diluted net income and adjusted operating income per common share include the dilutive impact of non-participating securities, based on the application of the treasury stock method. Shares included in these calculations are weighted for the portion of the period they were outstanding. Antidilutive awards were excluded from the computation of diluted earnings per share. Historically, our outstanding warrants were considered participating securities and included in basic and diluted weighted-average common shares outstanding. For the three and six months ended June 30, 2013, these measures reflect the net-share settlement of the warrants on June 20, 2013, resulting in the issuance of 5.298 common shares.

The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended June 30,		QTD Variance (%)	For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Segment pre-tax adjusted operating income (loss):
Benefits	$16.3	$16.3	—%	$29.8	$41.4	(28.0)%
Deferred Annuities	25.4	23.8	6.7	56.1	49.6	13.1
Income Annuities	10.0	16.8	(40.5)	18.8	31.3	(39.9)
Individual Life	14.5	13.2	9.8	25.7	27.7	(7.2)
Other	(1.3)	(7.5)	82.7	(6.1)	(10.8)	43.5

Pre-tax adjusted operating income (1)	$64.9	$62.6	3.7%	$124.3	$139.2	(10.7)%

Add: Net realized investment gains (losses), excluding FIA	(9.9)	(5.2)	(90.4)	14.1	19.5	(27.7)

Income from operations before incomes taxes	$55.0	$57.4	(4.2)%	$138.4	$158.7	(12.8)%

(1)	Represents a non-GAAP measure.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Results

Net income increased $1.2, as a result of higher pre-tax adjusted operating income and a lower provision for income taxes, partially offset by an increase in net realized investment losses. The effective tax rate, which was 18.2% for the three months ended June 30, 2013 compared to 23.7% for the same period in 2012, declined due to an increase in benefits from our tax credit investments.

Net realized investment losses for second quarter 2013 increased $4.9 compared to the second quarter 2012. The higher losses stemmed from lower net gains on sales of fixed maturities during second quarter 2013 compared with second quarter 2012. This was partially offset by improved equity portfolio performance in second quarter 2013 compared with second quarter 2012. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income increased $2.3 from the three months ended June 30, 2012. Pre-tax adjusted operating income increased in two of our four operating segments, and we experienced lower losses in our Other segment.

Included in our segment results for the quarter ended June 30, 2013 is $8.6 of net investment income related to investment prepayments (primarily bond make-whole premiums from investments in our Deferred Annuities segment). This income was partially offset by $2.8 of related DAC and DSI amortization. In the same period of 2012, we received $4.2 of prepayment-related income with no related amortization.

Our Benefits segment’s profitability remained flat at $16.3 for the three months ended June, 2013, compared with the same period in 2012. Premiums grew as a result of strong 2012 sales, which was offset by a less favorable loss ratio and higher operating expenses with the expansion of our group life and disability income business.

Our Deferred Annuities segment’s profitability increased $1.6 due to higher investment income from prepayment-related activity and lower operating expenses, partially offset by a lower interest margin (net investment income less interest credited to policyholders) on our fixed deferred annuity business.

Our Income Annuities segment’s profitability decreased $6.8 driven by lower mortality gains, a lower interest margin, and lower fee revenue from sales of third-party structured settlements.

Our Individual Life segment’s profitability increased $1.3, driven by fewer claims and lower operating expenses.

Our Other segment’s losses decreased $6.2 primarily due to higher net investment income driven by returns on our investments in private equity funds.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Results

Net income decreased $8.2 primarily as a result of lower pre-tax adjusted operating income. The provision for income taxes decreased $12.1 on lower pre-tax earnings and a lower effective tax rate, which was 19.8% for the six months ended June 30, 2013 compared to 24.9% for the same period in 2012. The effective tax rate declined due to an increase in benefits from our tax credit investments.

Net realized investment gains for the six months ended June 30, 2013 decreased $4.3 compared to the six months ended June 30, 2012. The decrease was driven by net losses on sales in our fixed maturity portfolio, which were $4.4 for the first half of 2013, compared to net gains of $25.1 for the same period in 2012. This was mostly offset by higher net equity gains for the first half of 2013 compared to the same period in 2012. For further discussion of our investment results and portfolio refer to — “Investments.”

Further discussion of adjusted operating income drivers described above:

Pre-tax adjusted operating income declined $14.9 from the six months ended June 30, 2012. We experienced lower earnings in three of our four business segments.

Included in our segment results for the first half of 2013 is $26.3 of net investment income related to investment prepayments (primarily bond make-whole premiums from investments in our Deferred Annuities segment). This income was partially offset by $8.8 of related DAC and DSI amortization. In the first half of 2012, we received $9.7 of prepayment-related income with no related amortization.

Our Benefits segment’s profitability decreased $11.6 for the six months ended June 30, 2013, compared with the same period in 2012. This was driven by a higher loss ratio on our medical stop-loss business and higher operating expenses primarily related to the expansion of our group life and disability income business.

Our Deferred Annuities segment’s profitability increased $6.5 due to higher investment income from prepayment-related activity, which was partially offset by lower spreads on our traditional fixed deferred annuity business.

Our Income Annuities segment’s profitability decreased $12.5 driven by lower mortality gains and a lower interest margin.

Our Individual Life segment’s profitability decreased $2.0, driven by our decreasing block of term life business and a lower BOLI return on assets (ROA). These were partially offset by lower claims and growth in our universal life block of business.

Our Other segment’s losses decreased $4.7 primarily due to higher net investment income, including an increase in returns on our investments in private equity funds.

Segment Operating Results

The results of operations and selected operating metrics for our three divisions composed of five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three and six months ended June 30, 2013 and 2012 are set forth in the following sections.

Benefits

The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended June 30,		QTD Variance (%)	For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Premiums	$148.6	$137.9	7.8%	$296.6	$278.4	6.5%
Net investment income	5.2	5.3	(1.9)	10.3	10.7	(3.7)
Policy fees, contract charges, and other	3.4	3.5	(2.9)	6.9	6.5	6.2

Total operating revenues	157.2	146.7	7.2	313.8	295.6	6.2
Benefits and expenses:
Policyholder benefits and claims	98.5	90.3	9.1	199.9	176.9	13.0
Other underwriting and operating expenses	42.4	40.1	5.7	84.1	77.3	8.8

Total benefits and expenses	140.9	130.4	8.1	284.0	254.2	11.7

Segment pre-tax adjusted operating income	$16.3	$16.3	(0.0)%	$29.8	$41.4	(28.0)%

The following table sets forth selected historical operating metrics relating to our Benefits segment for the three and six months ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Loss ratio (1)	66.2%	65.5%	67.4%	63.5%
Expense ratio (2)	28.5	29.1	28.3	27.8

Combined ratio (3)	94.7	94.6	95.7	91.3

Medical stop-loss – loss ratio (4)	66.0	65.8	67.6	63.8
Total sales (5)	$21.3	$35.6	$87.8	$102.3

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.
(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.
(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.
(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.
(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income remained flat, as a higher loss ratio and increased operating expenses offset growth in medical stop loss premium. The loss ratio increased to 66.2% for the three months ended June 30, 2013, compared to 65.5% for the same period in 2012. Loss ratios can vary widely from period to period. While the loss ratio improved from 68.5% in first quarter of 2013, the full-year loss ratio is expected to be a couple percentage points higher than our target range of 63%–65%. We continue to manage our medical stop-loss business for profitable earnings growth.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Premiums increased $10.7 driven by organic growth in all lines of business. Strong sales of post-January 2012 policies in our medical stop-loss line, and growth of our group life and disability income line were the drivers of this increase.

Benefits and Expenses

Policyholder benefits and claims increased $8.2 driven by a higher claims frequency in our medical stop-loss business. Additionally, group life and disability income claims increased due to the growth in this line of business.

The $2.3 increase in other underwriting and operating expenses was, as expected, driven by expenses to support the expansion of our group life and disability income business.

Sales

Sales for the quarter ended June 30, 2013 totaled $21.3, compared to sales of $35.6 for the same period in 2012. Medical stop-loss sales declined $12.9, reflecting a competitive market. We are focused on achieving adequate pricing on new and renewal medical stop-loss business in the second half of 2013.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $11.6, primarily the result of a higher loss ratio and increased operating expenses. The loss ratio increased to 67.4% for the six months ended June 30, 2013, compared to 63.5% for the same period in 2012.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Premiums increased $18.2 driven by strong post-January 2012 medical stop-loss sales and growth of our group life and disability income business.

Benefits and Expenses

Policyholder benefits and claims increased $23.0 driven by a growth in our medical stop loss business and higher claims frequency. Also contributing to the increase were higher group life and disability income claims due to the growth in this line of business and higher limited benefit medical claims.

The $6.8 increase in other underwriting and operating expenses was driven by expenses to support the expansion of our group life and disability income business.

Sales

Sales for the six months ended June 30, 2013 totaled $87.8, compared to sales of $102.3 for the same period in 2012. Medical stop-loss sales declined $20.1, reflecting a competitive market. This was partially offset by a $10.0 increase in group life and disability income sales as we gain momentum in this market.

Deferred Annuities

The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended June 30,		QTD Variance (%)	For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$136.2	$135.2	0.7%	$279.4	$269.6	3.6%
Policy fees, contract charges, and other	5.3	5.1	3.9	11.1	10.2	8.8
Net realized gains (losses) – FIA	(1.4)	(1.2)	(16.7)	1.1	—	*

Total operating revenues	140.1	139.1	0.7	291.6	279.8	4.2
Benefits and expenses:
Policyholder benefits and claims	0.2	0.1	100.0	0.2	—	*
Interest credited	80.8	80.8	—	163.7	163.0	0.4
Other underwriting and operating expenses	19.6	21.2	(7.5)	41.3	40.2	2.7
Amortization of deferred policy acquisition costs	14.1	13.2	6.8	30.3	27.0	12.2

Total benefits and expenses	114.7	115.3	(0.5)	235.5	230.2	2.3

Segment pre-tax adjusted operating income	$25.4	$23.8	6.7%	$56.1	$49.6	13.1%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three and six months ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Fixed account values, excluding FIA - General account	$10,631.1	$10,748.3
Fixed account values, FIA - General account	852.0	215.4
Variable account values - Separate account	758.8	715.9
Interest spread (1)	1.97%	1.88%	2.10%	1.91%
Base earned yield	4.67	4.87	4.68	4.90
Base credited yield	2.87	3.03	2.87	3.03

Base interest spread (2)	1.80%	1.84%	1.81%	1.87%

Total sales (3)	$441.5	$325.5	$763.5	$679.3

(1)	Interest spread excludes FIA and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.
(2)	Base interest spread excludes FIA and is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums net of related deferred sales inducement amortization, and the MBS prepayment speed adjustment.
(3)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income increased $1.6, primarily driven by higher investment income from prepayment-related activity and a reduction in operating expenses. Prepayment-related income was $3.3, net of related amortization, in the second quarter of 2013, compared to $1.2 in the second quarter of 2012. This was partially offset by a lower base spread on lower traditional fixed annuity account values.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income increased $1.0, driven by $6.0 of prepayment-related income received in the second quarter of 2013, compared to $1.2 received in the second quarter of 2012. Investment income also benefitted from an increase in average invested assets due to higher account values, primarily related to growth in our fixed indexed annuity (FIA) business. This was partially offset by lower portfolio yields, which was the result of lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.

Benefits and Expenses

Interest credited remained flat when compared to the second quarter of 2012. Increased amortization of DSI related to prepayment-related investment income received in the second quarter of 2013 was offset by lower interest provided to policyholders, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business in the low interest rate environment.

Prepayment-related investment income also drove the increase in DAC amortization.

Other underwriting and operating expenses decreased $1.6, as the second quarter of 2012 included non-recurring variable annuity product development-related expenses.

Sales

Deferred Annuities’ sales increased 36% to $441.5 for the three months ended June 30, 2013 compared to $325.5 for the same period in 2012. This was primarily the result of higher sales of our FIA product, which increased to $309.8 in the second quarter of 2013 compared to $73.0 in the second quarter of 2012. Expanded bank distribution and increasingly favorable interest rates during the second quarter of 2013 drove the FIA sales growth. The increase in FIA sales more than offset declines in sales of traditional fixed deferred annuities, which decreased $126.0. If the more favorable interest rate environment persists, we anticipate continued growth in sales of fixed indexed annuities and an increase in sales of traditional deferred annuities in the second half of 2013.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income increased $6.5, primarily driven by higher investment income from prepayment-related activity. Prepayment-related income was $10.7, net of related amortization, in the first half of 2013, compared to $2.2 in the first half of 2012. This was partially offset by lower spreads on our traditional fixed deferred annuity business.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income increased $9.8, driven by $19.3 of prepayment-related income received in the first half 2013, primarily in the first quarter, compared to $2.2 received in the first half of 2012. This was offset by lower portfolio yields as a result of lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.

Benefits and Expenses

The increase in interest credited was driven by DSI amortization related to higher prepayment-related investment income, which was partially offset by lower interest provided to policyholders, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business.

Prepayment-related investment income also drove the increase in DAC amortization.

Other underwriting and operating expenses increased $1.1, primarily related to increased 2013 distribution expenses associated with our FIA product and increased employee-related expenses.

Sales

Deferred Annuities’ sales increased 12% to $763.5 for the six months ended June 30, 2013 compared to $679.3 for the same period in 2012. This was primarily the result of higher sales of our FIA product, which increased $324.9 in the first half of 2013 compared to the first half of 2012 and offset declines in sales of traditional fixed deferred annuities. Expanded bank distribution of our FIA product has also spread sales more evenly across our key partners.

Income Annuities

The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended June 30,		QTD Variance (%)	For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$98.9	$104.5	(5.4)%	$200.6	$208.6	(3.8)%
Policy fees, contract charges, and other	0.2	2.0	(90.0)	2.1	3.2	(34.4)

Total operating revenues	99.1	106.5	(6.9)	202.7	211.8	(4.3)
Benefits and expenses:
Interest credited	82.7	82.9	(0.2)	171.2	167.4	2.3
Other underwriting and operating expenses	5.4	5.9	(8.5)	10.8	11.6	(6.9)
Amortization of deferred policy acquisition costs	1.0	0.9	11.1	1.9	1.5	26.7

Total benefits and expenses	89.1	89.7	(0.7)	183.9	180.5	1.9

Segment pre-tax adjusted operating income	$10.0	$16.8	(40.5)%	$18.8	$31.3	(39.9)%

The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and six months ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Reserves (1)	$6,512.7	$6,613.6
Interest spread (2)	0.60%	0.70%	0.63%	0.64%
Base earned yield	6.06	6.16	6.04	6.12
Base credited yield	5.49	5.57	5.52	5.58

Base interest spread (3)	0.57%	0.59%	0.52%	0.54%

Mortality gains (losses) (4)	$4.5	$6.4	$5.5	$11.8
Total sales (5)	45.5	95.3	86.2	151.1

(1)	Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.
(2)	Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.
(3)	Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums and the MBS prepayment speed adjustment.
(4)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.
(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $6.8 primarily due to lower mortality gains. Mortality gains were $4.5 for the three months ended June 30, 2013, compared to gains of $6.4 for the same period in 2012. In addition, we had a lower base interest spread on lower reserves, along with lower fee revenue from sales of third-party structured settlements.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income decreased $5.6, primarily due to lower average invested assets and lower yields. Additionally, investment income from prepayment related activity decreased $1.2, to $0.5 in the second quarter of 2013 compared with $1.7 in the second quarter of 2012.

Policy fees, contract charges, and other decreased $1.8, driven by lower fee revenue from sales of third-party structured settlements. The sales agreement with the third party was terminated effective January 1, 2013.

Benefits and Expenses

Interest credited decreased $0.2 driven by lower crediting rates on lower reserves, which was partially offset by a decrease in mortality gains. Mortality gains decrease interest credited in the period incurred, and can fluctuate significantly from quarter to quarter.

Sales

Sales decreased $49.8 on lower single-premium immediate annuities sales, due to pricing competition, and sales of structured settlements were discontinued in late 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $12.5 primarily due to lower mortality gains. Mortality gains were $5.5 for the six months ended June 30, 2013, compared to gains of $11.8 for the same period in 2012. In addition, our interest margin declined due to a lower base spread on lower reserves.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income decreased $8.0, primarily due to lower yields and lower average invested assets. The decline in yields was driven by lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.

Benefits and Expenses

Interest credited increased $3.8 driven by lower mortality gains, which were partially offset by lower crediting rates on lower reserves.

Sales

Sales decreased $64.9 primarily due to lower structured settlement annuity sales, as we discontinued sales in December 2012.

Individual Life

The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended June 30,		QTD Variance (%)	For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Premiums	$8.8	$8.9	(1.1)%	$17.8	$18.7	(4.8)%
Net investment income	69.7	71.8	(2.9)	138.9	143.4	(3.1)
Policy fees, contract charges, and other	33.9	32.6	4.0	67.0	64.3	4.2

Total operating revenues	112.4	113.3	(0.8)	223.7	226.4	(1.2)
Benefits and expenses:
Policyholder benefits and claims	16.5	14.1	17.0	34.6	32.8	5.5
Interest credited	62.8	67.3	(6.7)	127.0	130.5	(2.7)
Other underwriting and operating expenses	16.5	17.4	(5.2)	32.5	32.7	(0.6)
Amortization of deferred policy acquisition costs	2.1	1.3	61.5	3.9	2.7	44.4

Total benefits and expenses	97.9	100.1	(2.2)	198.0	198.7	(0.4)

Segment pre-tax adjusted operating income	$14.5	$13.2	9.8%	$25.7	$27.7	(7.2)%

The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the three and six months ended:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Individual insurance:
Individual claims (1)	$13.7	$15.1	$29.4	$30.8
UL account value (2)	714.5	714.6
UL interest spread (3)	1.93%	1.70%	1.95%	1.70%
UL base interest spread (4)	1.43	1.66	1.46	1.68
Sales (5)	$3.0	$3.2	$5.3	$6.2
Institutional Markets:
BOLI account value (2)	$4,732.8	$4,587.3
BOLI ROA (6)	0.90%	1.00%	0.87%	1.00%
BOLI base ROA (7)	0.85	0.91	0.84	0.92
BOLI sales (8)	$—	$—	$—	$2.0
COLI single premium sales (8)	0.3	—	2.7	—
COLI recurring premium sales (9)	3.0	—	3.0	—

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.
(2)	UL account value and BOLI account value represent our liabilities to our policyholders.
(3)	UL interest spread excludes SPL and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets in the general account attributed to UL policies. The credited rate is the approximate rate credited on UL policyholder account values. Interest credited is subject to contractual terms, including minimum guarantees.
(4)	UL base interest spread excludes SPL and is UL interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums net of related bonus interest amortization, the MBS prepayment speed adjustment and reserve adjustments.
(5)	Individual sales represents annualized first year premiums for recurring premium products and 10% of new single premium deposits, net of first year policy lapses and/or surrenders.
(6)	BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account value. The policy benefits used in this metric do not include expenses.
(7)	BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums, the MBS prepayment speed adjustment.
(8)	Represents 10% of deposits.
(9)	Represents deposits for new policies.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income increased $1.3 primarily driven by lower individual life claims and lower operating expenses. These were partially offset by a lower BOLI ROA driven by an increase in BOLI claims and lower reinvestment rates.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Net investment income decreased $2.1 due primarily to lower yields on asset purchases over the past twelve months. This was partially offset by an increase in average invested assets, mainly due to growth in BOLI account value.

Policy fees, contract charges, and other increased $1.3 due to higher COI and administrative fees on our BOLI business.

Benefits and Expenses

Benefit-related expenses (policyholder benefits and claims, and interest credited) decreased $2.1, primarily due to lower claims on our term and UL business, and lower crediting rates on our BOLI business. The se were partially offset by higher BOLI claims.

Sales

Sales of individual life products were $3.0 for the three months ended June 30, 2013, compared to $3.2 for the same period in 2012, due to lower sales of single-premium life (SPL) policies partially offset by higher sales of our Classic UL product. The lower SPL sales reflect changes we made in third quarter 2012, in response to the interest rate environment at the time. We continue our efforts to gain sales traction for our individual life insurance products with brokerage general agencies (BGAs). We are working to create more distribution opportunities through increased penetration of existing BGA relationships, and we have added some new BGA partners.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Results

Segment pre-tax adjusted operating income decreased $2.0 primarily driven by a lower BOLI ROA and lower earnings contributions from our decreasing block of term life business. The decline in the BOLI ROA was driven by an increase in BOLI claims and lower reinvestment rates.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues

Premiums decreased $0.9, which was driven by a reduction in premiums from a smaller block of our term life business.

Net investment income decreased $4.5 due primarily to lower yields on asset purchases over the past twelve months. This was partially offset by an increase in average invested assets, mainly due to growth in BOLI account value.

Policy fees, contract charges, and other increased $2.7 due to higher COI and administrative fees on our BOLI business.

Benefits and Expenses

Benefit-related expenses (policyholder benefits and claims, and interest credited) decreased $1.7, which was primarily driven by lower claims on our UL business and lower crediting rates on our BOLI business. These were partially offset by higher BOLI claims.

Sales

Sales of individual life products decreased to $5.3 for the six months ended June 30, 2013, compared to $6.2 for the same period in 2012, due to lower sales of single-premium life (SPL) policies. This was partially offset by higher sales of our Classic UL product.

Other

The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended June 30,		QTD Variance (%)		For the Six Months Ended June 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$8.6	$2.4	*	%	$13.1	$7.4	77.0%
Policy fees, contract charges, and other	5.7	5.6	1.8		11.3	10.9	3.7

Total operating revenues	14.3	8.0	78.8		24.4	18.3	33.3
Benefits and expenses:
Interest credited	(0.6)	(0.7)	14.3		(0.9)	(1.1)	18.2
Other underwriting and operating expenses	8.0	8.0	—		15.0	13.8	8.7
Interest expense	8.2	8.2	—		16.4	16.4	—

Total benefits and expenses	15.6	15.5	0.6%		30.5	29.1	4.8%

Segment pre-tax adjusted operating loss	$(1.3)	$(7.5)	82.7		$(6.1)	$(10.8)	43.5

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $1.3 for the three months ended June 30, 2013 compared with losses of $7.5 for the same period in 2012. This improvement in results was due to higher net investment income, primarily from returns on our investments in private equity funds, which are marked to market each quarter.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Results

Our Other segment reported pre-tax adjusted operating losses of $6.1 for the six months ended June 30, 2013 compared with losses of $10.8 for the same period in 2012. This improvement in results was due to higher net investment income, primarily from returns on our investments in private equity funds. Elevated operating expenses during the first quarter of 2013 partially offset the increase in net investment income.

Investments

Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of June 30, 2013 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our portfolio of equity and equity-like investments is marked-to-market and mainly supports investment strategies, including asset and liability matching strategies, for certain long-duration insurance products. These equity and equity-like investments include common stock, REITs and convertible securities. We believe that prudent levels of equity and equity-like investments offer enhanced long-term, after-tax total returns.

The following table presents the composition of our investment portfolio:

	As of June 30, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$21,978.5	81.6%	$22,699.4	82.4%
Private	718.5	2.7	819.6	3.0
Marketable equity securities, available-for-sale (1)	53.7	0.2	49.6	0.2
Marketable equity securities, trading (2)	512.0	1.9	552.7	2.0
Mortgage loans, net	3,303.1	12.3	3,094.4	11.2
Policy loans	64.4	0.2	65.8	0.2
Investments in limited partnerships (3):
Private equity funds	34.7	0.1	28.6	0.1
Tax credit investments	202.1	0.8	210.7	0.8
Other invested assets	48.0	0.2	35.6	0.1

Total	$26,915.0	100.0%	$27,556.4	100.0%

(1)	Primarily includes non-redeemable preferred stock.
(2)	Includes investments in common stock, REITs and mutual funds.
(3)	Investments in private equity funds are carried at fair value, and our tax credit investments are carried at amortized cost.

Invested assets decreased $641.4 during the first half of 2013 primarily due to a decline in the net unrealized gain position of our available-for-sale fixed maturities, partially offset by growth from sales of fixed indexed annuities. As of June 30, 2013 and December 31, 2012, we had net unrealized gains of $1.4 billion and $2.4 billion, respectively, on our fixed maturity portfolio. This decline in unrealized gains was driven by an increase in benchmark 10-year U.S. Treasury rates from 1.78% as of December 31, 2012 to 2.52% as of June 30, 2013.

Investment Returns

Net Investment Income

Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.13%	$272.5	5.32%	$281.4
Marketable equity securities, available-for-sale	8.37	1.1	8.45	1.2
Marketable equity securities, trading	2.89	3.2	2.71	2.9
Mortgage loans, net	5.80	47.1	6.06	41.7
Policy loans	5.76	1.0	5.67	0.9
Investments in limited partnerships:
Private equity funds	62.85	3.6	3.21	0.2
Tax credit investments (2)	*	(4.7)	*	(4.5)
Other income producing assets (3)	2.82	2.2	2.68	2.1

Gross investment income before investment expenses	5.08	326.0	5.20	325.9
Investment expenses	(0.12)	(7.4)	(0.11)	(6.7)

Net investment income	4.96%	$318.6	5.09%	$319.2

*	Represents yield that is not meaningful.
(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $5.7 and $4.2 for the three months ended June 30, 2013 and 2012, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

For the three months ended June 30, 2013, net investment income was flat compared to the same period in 2012. While yields on our investment portfolio decreased to 4.96% for the three months ended June 30, 2013 from 5.09% for the same period in 2012, average invested assets increased over the same period. Although net investment income was negatively impacted by overall declines in interest rates during this period, the impact was offset by an increase in prepayment-related income. We continue to experience prepayment activity and related prepayment income as a result of the low interest rate environment. Prepayment-related income, the majority of which affected our fixed maturities, generated $8.6, or 13 basis points (bps), of yield in the three months ended June 30, 2013, compared to $4.2, or 7bps, in the same period in 2012. Prepayment-related income includes make-whole premiums and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads.

Although prepayment-related income increased overall yields in the periods received, this increase was more than offset by the prolonged low interest rate environment. In an attempt to mitigate the effects of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We focus on originating loans at a consistent spread to comparable U.S. Treasuries. For the three months ended June 30, 2013, we originated loans at a spread over U.S. Treasuries of approximately 290bps, compared with an approximate 345bp spread over U.S. Treasuries for the year ended December 31, 2012, primarily due to a tightening of spreads among the lenders that are competing for loans that meet our underwriting standards. Additionally, U.S. Treasury rates were low throughout 2012, which has led to a decline in our overall mortgage loan portfolio yields. In addition to investing in commercial mortgage loans to help increase yield, we strategically increased our investment in high-quality foreign corporate securities with a focus on investment grade securities which is discussed further in “– Exposure to European Fixed Maturity Securities.”

The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.26%	$557.1	5.35%	$565.7
Marketable equity securities, available-for-sale	6.40	1.7	6.44	1.7
Marketable equity securities, trading	2.75	6.3	2.78	5.6
Mortgage loans, net	5.76	92.0	6.18	82.6
Policy loans	5.68	1.9	5.62	1.9
Investments in limited partnerships:
Private equity and hedge funds	36.42	4.1	5.40	0.6
Tax credit investments (2)	*	(9.6)	*	(8.9)
Other income producing assets (3)	2.87	4.2	2.54	3.9

Gross investment income before investment expenses	5.14	657.7	5.24	653.1
Investment expenses	(0.12)	(15.4)	(0.11)	(13.4)

Net investment income	5.02%	$642.3	5.13%	$639.7

*	Represents yield that is not meaningful.
(1)	Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.
(2)	The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $11.7 and $8.7 for the six months ended June 30, 2013 and 2012, respectively.
(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

For the six months ended June 30, 2013, net investment income increased 0.4% compared to the same period in 2012, driven by an increase in prepayment income and an increase in average invested assets, partially offset by a decrease in yield. Prepayment activity generated income of $26.3, or 20bps, of yield in the six months ended June 30, 2013, compared to $9.7, or 7bps, in the same period in 2012. The majority of this prepayment-related income affected our fixed maturities.

Yields on our entire investment portfolio decreased to 5.02% for the six months ended June 30, 2013 from 5.13% for the same period in 2012. This reduction reflects the prolonged low interest rate environment. In an attempt to mitigate the effects of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. For the six months ended June 30, 2013, we originated loans at a spread over U.S. Treasuries of approximately 290bps, compared with an approximate 345bp spread over U.S. Treasuries for the year ended December 31, 2012, primarily due to the factors discussed above.

Net Realized Investment Gains (Losses)

The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Gross realized gains on sales of fixed maturities	$3.8	$23.1	$5.6	$33.0
Gross realized losses on sales of fixed maturities	(1.9)	(5.8)	(10.0)	(7.9)
Impairments:
Total credit-related	(0.8)	(1.0)	(1.2)	(2.2)
Intent to sell	(6.4)	(8.4)	(8.0)	(9.7)

Total impairments	(7.2)	(9.4)	(9.2)	(11.9)
Net gains (losses) on trading securities	(1.7)	(9.4)	31.3	8.6
Other net investment gains (losses) (1):
Other gross gains	6.1	2.0	24.6	8.3
Other gross losses	(10.4)	(6.9)	(27.1)	(10.6)

Net realized investment gains (losses)	$(11.3)	$(6.4)	$15.2	$19.5

(1)	This primarily consists of changes in fair value on derivatives instruments, changes in fair value of convertible bonds, gains (losses) on calls and redemptions and the impact of net realized investment gains (losses) on DAC and DSI.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

In the second quarter 2013, our portfolio produced net realized losses of $11.3, as compared to losses of $6.4 for the same period in 2012. The higher losses stemmed from lower net gains on sales of fixed maturities during the second quarter of 2013 compared to the second quarter of 2012. We had net gains on sales of fixed maturities of $17.3 for the three months ended June 30, 2012 primarily related to the strategic sale of residential mortgage-backed securities (RMBS). This was partially offset by improved results on our equity investments and a decrease in impairments in the second quarter of 2013. For the three months ended June 30, 2013, our equity portfolio produced net realized losses of $1.7, compared to losses of $9.4 for the same period in 2012, which is discussed further in “– Return on Equity Investments.”

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

For the six months ended June 30, 2013, our portfolio produced net realized gains of $15.2, as compared to gains of $19.5 for the same period in 2012. The decline in net realized gains was driven by lower net gains on sales of fixed maturities during the first half of 2013 compared to the first half of 2012, driven by net gains related to the strategic sale of RMBS during the first half of 2012. This was partially offset by improved results on our equity investments. For the six months ended June 30, 2013, our equity portfolio produced net realized gains of $31.3, compared to gains of $8.6 for the same period in 2012, which is discussed further in “– Return on Equity Investments.”

Impairments

We monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three months ended June 30, 2013 and 2012 were $7.2 and $9.4, respectively, primarily due to a decrease in impairments on securities we intend to sell.

For the six months ended June 30, 2013 and 2012, impairments were $9.2 and $11.9, respectively. The improvement in impairments was driven by a $1.7 decrease in write-downs of securities we intend to sell, and a $1.0 decrease in credit-related impairments. For those issuers for which we recorded a credit-related impairment during 2013, we had remaining holdings with an amortized cost of $16.5 and a fair value of $15.6 as of June 30, 2013. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.

Fixed Maturity Securities

Fixed maturities represented approximately 84% and 85% of invested assets as of June 30, 2013 and December 31, 2012, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of June 30, 2013 and December 31, 2012, privately placed fixed maturities represented 3.2% and 3.5%, respectively, of our total fixed maturity portfolio at fair value.

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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of June 30, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$12,284.8	$13,205.7	58.2%	$12,193.2	$13,748.9	58.5%
2 BBB	7,809.4	8,267.0	36.4	7,638.9	8,490.9	36.1

Total investment grade	20,094.2	21,472.7	94.6	19,832.1	22,239.8	94.6
3 BB	607.6	635.7	2.8	644.6	683.7	2.9
4 B	480.4	492.0	2.2	475.5	488.4	2.1
5 CCC & lower	79.6	78.5	0.3	88.0	83.0	0.3
6 In or near default	30.0	18.1	0.1	33.2	24.1	0.1

Total below investment grade	1,197.6	1,224.3	5.4	1,241.3	1,279.2	5.4

Total	$21,291.8	$22,697.0	100.0%	$21,073.4	$23,519.0	100.0%

Below investment grade securities comprised 5.4% of our fixed maturities portfolio as of both June 30, 2013 and December 31, 2012. We held NAIC 5 and 6 designated securities with gross unrealized losses of $16.9 as of June 30, 2013, of which $13.7, or 81.1%, related to three issuers. Our analysis of these issuers, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Certain of our fixed maturities are supported by guarantees from monoline bond insurers, the majority of which are municipal bonds. As of June 30, 2013, fixed maturities with monoline guarantees had an amortized cost of $491.9 and a fair value of $519.8, with gross unrealized losses of $0.9, compared to an amortized cost of $494.7 and a fair value of $531.0, with gross unrealized losses of $1.9 as of December 31, 2012. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of June 30, 2013, $500.6, or 96.3%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both with the monoline insurance and on a standalone basis.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector

The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,970.5	$117.0	$(18.6)	$2,068.9	9.1%	$(0.9)
Consumer staples	2,480.0	209.1	(20.8)	2,668.3	11.8	—
Energy	1,013.5	92.5	(5.6)	1,100.4	4.8	—
Financials	1,771.1	114.6	(25.4)	1,860.3	8.2	(0.7)
Health care	1,450.6	116.4	(20.9)	1,546.1	6.8	(1.7)
Industrials	2,971.6	266.5	(22.0)	3,216.1	14.2	(1.1)
Information technology	323.0	30.6	(2.3)	351.3	1.5	—
Materials	1,359.8	91.7	(18.5)	1,433.0	6.3	(10.6)
Telecommunication services	716.0	51.8	(2.7)	765.1	3.4	(0.8)
Utilities	1,707.8	167.3	(23.6)	1,851.5	8.2	(0.9)

Total corporate securities	15,763.9	1,257.5	(160.4)	16,861.0	74.3	(16.7)
U.S. government and agencies	168.9	2.1	(3.2)	167.8	0.7	(0.1)
State and political subdivisions	792.0	25.1	(8.8)	808.3	3.6	(0.1)
Residential mortgage-backed securities:
Agency	2,355.3	148.5	(12.6)	2,491.2	11.0	—
Non-agency:
Prime	227.6	7.8	(1.6)	233.8	1.0	(6.5)
Alt-A	74.5	3.2	(0.1)	77.6	0.4	(2.1)

Total residential mortgage-backed securities	2,657.4	159.5	(14.3)	2,802.6	12.4	(8.6)
Commercial mortgage-backed securities	1,451.2	113.3	(12.4)	1,552.1	6.8	—
Other debt obligations	458.4	47.5	(0.7)	505.2	2.2	—

Total	$21,291.8	$1,605.0	$(199.8)	$22,697.0	100.0%	$(25.5)

	As of December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,916.7	$199.2	$(2.2)	$2,113.7	8.9%	$(0.7)
Consumer staples	2,449.1	337.9	(1.9)	2,785.1	11.9	—
Energy	841.4	119.3	(0.9)	959.8	4.1	—
Financials	1,729.4	168.2	(24.3)	1,873.3	8.0	(0.7)
Health care	1,362.0	191.7	(0.4)	1,553.3	6.6	(1.7)
Industrials	2,910.3	416.8	(2.3)	3,324.8	14.1	(1.1)
Information technology	334.1	50.9	(0.3)	384.7	1.6	—
Materials	1,343.1	144.5	(7.4)	1,480.2	6.3	(12.5)
Telecommunication services	720.4	84.9	(0.5)	804.8	3.4	(0.8)
Utilities	1,673.9	259.2	(11.2)	1,921.9	8.2	(0.9)

Total corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	73.1	(18.4)
U.S. government and agencies	307.6	4.8	(0.9)	311.5	1.3	(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	3.3	(0.1)
Residential mortgage-backed securities:
Agency	2,449.0	239.8	(0.5)	2,688.3	11.4	—
Non-agency:
Prime	227.8	10.8	(0.9)	237.7	1.0	(7.6)
Alt-A	78.7	3.5	(0.4)	81.8	0.4	(2.6)

Total residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	12.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	7.3	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	2.2	—

Total	$21,073.4	$2,502.3	$(56.7)	$23,519.0	100.0%	$(30.1)

Our fixed maturities holdings are diversified by industry and issuer, and the portfolio does not have significant exposure to any single issuer. As of June 30, 2013 and December 31, 2012, the fair value of our ten largest issuers of corporate securities holdings was $1,373.8 and $1,555.0, or 8.1% and 9.0% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $161.5, or 1.0% of total corporate securities, as of June 30, 2013. All of the securities related to this issuer have an NAIC rating of 2. As of December 31, 2012, the fair value of our largest exposure to a single issuer of corporate securities was $240.6, or 1.4% of total corporate securities, all of which had an NAIC rating of 1.

As of June 30, 2013, there was $199.8 of gross unrealized losses in our portfolio, compared to $56.7 as of December 31, 2012. The increase in gross unrealized losses was primarily due to rising interest rates since December 31, 2012, which also decreased our gross unrealized gains. The benchmark 10-year U.S. Treasury rate increased from 1.78% as of December 31, 2012 to 2.52% as of June 30, 2013.

Exposure to European Fixed Maturity Securities

The following table summarizes our exposure to European fixed maturity holdings and is separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars. As of June 30, 2013 and December 31, 2012, we held $401.1 and $156.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. Beginning in the fourth quarter of 2012, as part of our strategy to improve portfolio yields, we are investing in high-quality foreign corporate securities with a focus on investment grade securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.

	As of June 30, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$79.6	$638.6	$718.2	39.2%	$683.0
Netherlands	—	—	621.3	621.3	33.9	599.0
France	—	18.2	135.0	153.2	8.4	150.6
Luxembourg	—	—	133.9	133.9	7.3	128.1
Switzerland	—	94.6	—	94.6	5.2	88.3
Sweden	—	—	60.7	60.7	3.3	54.8
Denmark	—	—	15.1	15.1	0.8	15.9
Italy	—	—	9.7	9.7	0.5	9.0
Germany	—	—	8.3	8.3	0.5	7.7
Norway	—	—	6.2	6.2	0.3	5.4
Austria	—	—	4.1	4.1	0.2	3.9
Spain	—	—	2.8	2.8	0.2	2.8
Belgium	—	—	1.7	1.7	0.1	1.7
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.6	—	—	0.6	—	0.7

Total	$0.6	$192.4	$1,638.5	$1,831.5	100.0%	$1,751.9

	As of December 31, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$48.3	$543.3	$591.6	35.9%	$523.5
Netherlands	—	—	563.9	563.9	34.2	518.0
France	—	19.1	116.9	136.0	8.2	127.6
Luxembourg	—	—	116.5	116.5	7.1	103.7
Switzerland	—	111.5	—	111.5	6.8	101.3
Sweden	—	—	62.7	62.7	3.8	54.8
Germany	—	11.5	8.4	19.9	1.2	20.7
Denmark	—	—	17.2	17.2	1.0	17.0
Italy	—	—	14.3	14.3	0.9	13.3
Norway	—	0.7	6.4	7.1	0.4	6.1
Austria	—	—	4.2	4.2	0.2	3.9
Spain	—	—	2.7	2.7	0.2	2.8
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.7	—	—	0.7	—	0.8

Total	$0.7	$191.1	$1,457.6	$1,649.4	100.0%	$1,494.5

As of June 30, 2013 and December 31, 2012, the fair value of our exposure to European fixed maturities was 8.1% and 7.0% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities increased to $24.4 as of June 30, 2013, compared to $4.1 as of December 31, 2012. The fair value of our ten largest European security holdings by issuer was $981.7, or 4.3% of the fixed maturities portfolio as of June 30, 2013, and $920.7, or 3.9%, as of December 31, 2012. The fair value of our largest single European issuer exposure was $150.1, or 0.7%, and $125.0, or 0.5%, of the portfolio as of June 30, 2013 and December 31, 2012, respectively.

Fixed Maturity Securities by Contractual Maturity Date

As of both June 30, 2013 and December 31, 2012, approximately 20% of the fair value of our fixed maturity portfolio was held in mortgage-backed securities. As of June 30, 2013 and December 31, 2012, approximately 20% and 21%, respectively, was held in securities due after ten years, which we consider to be longer duration assets. As of June 30, 2013 and December 31, 2012, approximately 34% and 61%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.

Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of June 30, 2013.

Mortgage-Backed Securities

As of June 30, 2013, our fixed maturity securities portfolio included $4.4 billion of residential and commercial mortgage-backed securities at fair value. The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since shown signs of improvement. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak.

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

Residential Mortgage-Backed Securities (RMBS)

We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles. Subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of June 30, 2013 or December 31, 2012.

The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of June 30, 2013		As of December 31, 2012
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$2,491.2	9.3%	$2,688.3	9.8%
Non-agency:
Prime	233.8	0.9	237.7	0.9
Alt-A	77.6	0.3	81.8	0.3

Subtotal non-agency	311.4	1.2	319.5	1.2

Total	$2,802.6	10.5%	$3,007.8	11.0%

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

	As of June 30, 2013
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2012
Vintage:
2013	$24.2	$—	$—	$—	$—	$24.2	$—
2007	—	—	—	—	15.1	15.1	16.6
2006	—	—	—	—	65.5	65.5	74.6
2005	—	1.9	—	—	79.2	81.1	91.0
2004 and prior	2.1	34.7	42.6	14.5	22.3	116.2	124.3

Total amortized cost	$26.3	$36.6	$42.6	$14.5	$182.1	$302.1	$306.5

Net unrealized gains (losses)	(0.2)	1.9	1.2	0.6	5.8	9.3	13.0

Total fair value	$26.1	$38.5	$43.8	$15.1	$187.9	$311.4	$319.5

As of June 30, 2013, our Alt-A portfolio was collateralized with 92.4% fixed rate mortgages and 7.6% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

As of June 30, 2013, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 12.8%, 8.1% and 9.3%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe that our credit enhancement will help mitigate losses on these securities.

As of June 30, 2013 and December 31, 2012, 64.7% and 63.4%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

As of June 30, 2013, our RMBS had gross unamortized premiums and discounts of $50.0 and $58.3, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of June 30, 2013						Prepayment Speed Adjustment
							Three Months	Six Months
		Unrealized				Average	Ended	Ended
	Amortized	Gains/	Fair	Gross	Gross	Mortgage	June 30,	June 30,
	Cost	(Losses)	Value	Discount	Premium	Loan Rate	2013	2013
Agency:
CMO:
2013	$1.9	$(0.1)	$1.8	$0.1	$—	2.9%	$—	$—
2012	116.0	(2.2)	113.8	2.6	(2.6)	3.6	—	—
2011	274.8	10.4	285.2	9.8	(2.0)	3.5	(0.2)	(0.4)
2010	428.4	32.5	460.9	12.6	(7.6)	4.5	(0.5)	(0.2)
2009	223.5	20.1	243.6	1.8	(2.5)	4.9	(0.1)	—
2008	1.0	0.1	1.1	—	—	5.0	—	—
2007	4.8	0.4	5.2	0.4	—	6.2	—	—
2006	5.8	0.1	5.9	—	—	6.6	—	—
2005	32.4	3.9	36.3	0.3	—	6.4	—	—
2004 and prior	412.4	50.2	462.6	11.2	(3.8)	6.2	0.1	0.2

Total Agency CMO	$1,501.0	$115.4	$1,616.4	$38.8	$(18.5)	4.8%	$(0.7)	$(0.4)
Passthrough:
2013	$74.1	$(3.9)	$70.2	$0.6	$(1.8)	3.3%	$—	$—
2012	75.6	(4.6)	71.0	—	(3.0)	3.4	—	—
2011	14.9	—	14.9	—	(0.6)	4.1	—	—
2010	150.1	3.1	153.2	0.1	(5.9)	4.7	0.1	0.1
2009	446.3	18.1	464.4	—	(18.5)	5.9	0.1	(0.1)
2008	23.7	1.9	25.6	—	(0.5)	6.3	—	—
2007	17.8	1.3	19.1	0.1	(0.4)	6.4	—	—
2006	5.6	0.5	6.1	—	—	6.5	—	—
2005	5.5	0.6	6.1	0.3	—	5.2	—	—
2004 and prior	40.7	3.5	44.2	0.6	(0.4)	5.8	—	—

Total Agency Passthrough	854.3	20.5	874.8	1.7	(31.1)	5.2	0.2	—

Total Agency RMBS	$2,355.3	$135.9	$2,491.2	$40.5	$(49.6)	5.0%	$(0.5)	$(0.4)

Non-Agency:
2013	$24.2	$(0.2)	$24.0	$0.8	$—	4.0%	$—	$—
2008-2012	—	—	—	—	—	—	—	—
2007	15.1	1.9	17.0	4.2	—	5.9	—	—
2006	65.5	3.0	68.5	7.8	(0.3)	5.8	—	—
2005	81.1	0.6	81.7	2.4	—	5.6	—	—
2004 and prior	116.2	4.0	120.2	2.6	(0.1)	5.8	(0.1)	(0.1)

Total Non-Agency RMBS	302.1	9.3	311.4	17.8	(0.4)	5.6	(0.1)	(0.1)

Total RMBS	$2,657.4	$145.2	$2,802.6	$58.3	$(50.0)	5.0%	$(0.6)	$(0.5)

There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio, such as the Home Affordable Refinance Program that was recently extended to 2015. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)

The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of June 30, 2013		As of December 31, 2012
		% of Total		% of Total
	Fair Value	Invested Assets	Fair Value	Invested Assets
Agency	$324.1	1.2%	$377.3	1.4%
Non-Agency	1,228.0	4.6	1,330.4	4.8

Total	$1,552.1	5.8%	$1,707.7	6.2%

The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 13 securities having a fair value of $331.8 and an amortized cost of $294.8 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of June 30, 2013
	Highest Rating Agency Rating
							Total as of
					BB and		December 31,
	AAA	AA	A	BBB	Below	Total	2012
Vintage:
2013	$56.5	$—	$—	$—	$—	$56.5	$—
2012	132.9	—	—	—	—	132.9	133.1
2011	118.5	—	—	—	—	118.5	118.7
2010	1.0	—	—	—	—	1.0	1.1
2009	—	—	—	—	—	—	—
2008	40.5	18.9	—	—	—	59.4	68.8
2007	363.7	—	—	—	—	363.7	387.6
2006	159.4	—	—	—	11.7	171.1	170.8
2005	205.0	—	—	—	—	205.0	219.3
2004 and prior	30.9	0.5	0.7	—	—	32.1	82.9

Total amortized cost	$1,108.4	$19.4	$0.7	$—	$11.7	$1,140.2	$1,182.3

Net unrealized gains (losses)	84.6	3.1	—	—	0.1	87.8	148.1

Total fair value	$1,193.0	$22.5	$0.7	$—	$11.8	$1,228.0	$1,330.4

As of June 30, 2013, our CMBS portfolio was highly concentrated in the most senior tranches, with 97.9% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of June 30, 2013
							Total AAA
	Super Senior			Other Structures			Securities at
	Super			Other	Other		Amortized
	Senior	Mezzanine	Junior	Senior	Subordinate	Other	Cost
Vintage:
2013	$30.9	$—	$—	$25.6	$—	$—	$56.5
2012	120.8	—	—	10.1	—	2.0	132.9
2011	—	—	—	118.5	—	—	118.5
2010	—	—	—	1.0	—	—	1.0
2009	—	—	—	—	—	—	—
2008	40.5	—	—	—	—	—	40.5
2007	359.8	—	—	3.9	—	—	363.7
2006	159.4	—	—	—	—	—	159.4
2005	125.8	21.7	—	57.5	—	—	205.0
2004 and prior	—	—	—	30.9	—	—	30.9

Total	$837.2	$21.7	$—	$247.5	$—	$2.0	$1,108.4

	As of December 31, 2012
Total	$841.7	$23.6	$—	$272.2	$6.6	$2.0	$1,146.1

The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, was 31.2% as of June 30, 2013. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

							Prepayment Speed
	As of June 30, 2013						Adjustment
							Three Months	Six Months
		Unrealized				Average	Ended	Ended
	Amortized	Gains/	Fair	Gross	Gross	Mortgage	June 30,	June 30,
	Cost	(Losses)	Value	Discount	Premium	Loan Rate	2013	2013
Agency:
CMO:
2011	$44.5	$1.0	$45.5	$—	$(1.0)	4.8%	$—	$—
2010	10.1	0.8	10.9	—	(0.1)	5.4	—	—
2009	11.1	0.6	11.7	—	—	6.6	—	—
2008	15.5	0.2	15.7	—	(0.4)	6.4	—	—
2007	37.4	0.9	38.3	—	(1.6)	5.8	—	(0.1)
2006	23.6	—	23.6	—	(1.4)	6.0	—	—
2005	27.8	0.1	27.9	—	(0.8)	5.8	—	—
2004 and prior	72.3	5.6	77.9	—	(1.7)	7.0	(0.1)	(0.2)

Total Agency CMO	$242.3	$9.2	$251.5	$—	$(7.0)	6.0%	$(0.1)	$(0.3)
Passthrough:
2005-2013	$—	$—	$—	$—	$—	—%	$—	$—
2004 and prior	68.7	3.9	72.6	0.2	(1.9)	7.5	—	—

Total Agency Passthrough	68.7	3.9	72.6	0.2	(1.9)	7.5	—	—

Total CMBS Agency	$311.0	$13.1	$324.1	$0.2	$(8.9)	6.4%	$(0.1)	$(0.3)

Non-Agency:
2013	$56.5	$(4.3)	$52.2	$—	$(1.5)	4.0%	$—	$—
2012	132.9	(7.1)	125.8	—	(2.7)	4.9	—	—
2011	118.5	4.6	123.1	—	(0.7)	5.5	—	—
2010	1.0	—	1.0	—	—	4.1	—	—
2009	—	—	—	—	—	—	—	—
2008	59.4	5.4	64.8	1.1	(0.1)	6.1	—	—
2007	363.7	49.3	413.0	11.9	(0.2)	5.8	0.1	—
2006	171.1	20.5	191.6	4.9	(0.6)	5.9	0.1	0.1
2005	205.0	17.9	222.9	4.6	—	5.4	(0.1)	(0.1)
2004 and prior	32.1	1.5	33.6	—	(1.1)	7.1	—	—

Total CMBS Non-Agency	1,140.2	87.8	1,228.0	22.5	(6.9)	5.6	0.1	—

Total CMBS	$1,451.2	$100.9	$1,552.1	$22.7	$(15.8)	5.7%	$—	$(0.3)

Return on Equity Investments

Our sub-advisors manage a portfolio of equity and equity-like investments, the majority of which is publicly traded common stock. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. These securities are recorded at fair value, with changes in fair value recorded in net realized investment gains (losses). The common stock securities are included in trading marketable equity securities on our consolidated balance sheets.

We also invest in real estate-related investments to enhance the funding of the long duration liabilities in our Income Annuities segment. These investments primarily consist of investments in REITs, which are included in trading marketable equity securities on our consolidated balance sheets.

The following table compares our total gross return on common stock in the equity portfolio and real estate-related investments in the REIT portfolio to the relevant benchmarks. . The gross return includes both the impact of changes in fair value included in net realized gains or losses and dividend income included in net investment income.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Equity Portfolio:
Common stock	—%	(4.9)%	10.5%	(1.3)%
S&P 500 Total Return Index	2.9	(2.8)	13.8	9.5
REIT Portfolio:
REITs	(0.4)%	1.5%	2.5%	9.1%
FTSE NAREIT All Equities REITS Index	0.8	1.6	5.9	10.0

Mortgage Loans

Our mortgage loan department originates commercial mortgages and manages our existing commercial mortgage loan portfolio. We specialize in originating loans of $1.0 to $5.0, which are secured by first-mortgage liens on income-producing commercial real estate. All loans are underwritten consistently to our standards based on loan-to-value (LTV) ratios and debt service coverage ratios (DSCR). LTV ratios and DSCRs are based on income and detailed market, property and borrower analyses using our long-term experience in commercial mortgage lending. A large majority of our loans have personal guarantees and all loans are inspected and evaluated annually. We diversify our mortgage loans by geographic region, loan size and scheduled maturity.

The following table presents selected information about the composition of our mortgage loan portfolio:

	As of June 30, 2013	As of December 31, 2012
Average loan balance	$2.5	$2.5
Largest loan balance	16.1	12.9
Weighted average LTV ratio	56.2%	55.8%
Weighted average DSCR	1.78	1.78

As of June 30, 2013 and December 31, 2012, 70.4% and 70.5%, respectively, of our mortgage loans had an outstanding balance under $5.0.

We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $189.2 and $326.8 of mortgage loans during the three and six months ended June 30, 2013, and expect to continue strong originations for the remainder of 2013.

The following table presents selected information about our mortgage loan originations:

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
Weighted average LTV ratio of loans originated	53.2%	54.2%
Maximum LTV ratio of loans originated	74.0	74.5
Weighted average DSCR of loans originated	1.81	1.89
Minimum DSCR of loans originated	0.97	1.04

We have maintained our disciplined underwriting approach as we increased our mortgage loan portfolio. For loans originated in the six months ended months ended June 30, 2013, 34.3% had an LTV ratio of 50% or less, compared to 31.1% for the year ended December 31, 2012. For loans originated in the six months ended months ended June 30, 2013, 64.6% had a DSCR of 1.60 or more, compared to 71.6% for the year ended December 31, 2012.

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.

Credit Quality

We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in evaluation of our allowance for mortgage loan losses. For more information and further discussion of the allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements. As of June 30, 2013, no loans were considered nonperforming.

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

The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of June 30, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$993.0	30.0%	$1,007.0	32.5%
51% - 60%	1,005.8	30.4	908.2	29.3
61% - 70%	996.3	30.1	844.7	27.2
71% - 75%	159.1	4.8	167.9	5.4
76% - 80%	43.9	1.3	63.8	2.1
81% - 100%	73.9	2.2	78.7	2.5
> 100%	37.6	1.2	30.9	1.0

Total	$3,309.6	100.0%	$3,101.2	100.0%

The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of June 30, 2013			As of December 31, 2012
			Weighted			Weighted
	Carrying	% of Total	Average	Carrying	% of Total	Average
	Value	Value	LTV	Value	Value	LTV
Origination Year:
2013	$352.9	10.6%	53.2%
2012	827.2	25.0	58.2	$841.3	27.1%	54.2%
2011	905.8	27.4	58.8	936.7	30.3	59.3
2010	513.1	15.5	53.6	534.4	17.2	54.4
2009	182.3	5.5	54.0	203.0	6.5	53.9
2008	161.0	4.9	57.9	173.1	5.6	58.8
2007	108.6	3.3	61.2	119.0	3.8	62.3
2006	75.6	2.3	57.3	80.1	2.6	58.7
2005	55.6	1.7	59.6	60.0	1.9	60.6
2004 and prior	127.5	3.8	38.3	153.6	5.0	39.3

Total	$3,309.6	100.0%	56.2%	$3,101.2	100.0%	55.8%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,905.8	57.6%	$1,763.3	56.9%
1.40 - 1.59	665.1	20.1	608.9	19.6
1.20 - 1.39	406.6	12.3	405.4	13.1
1.00 - 1.19	235.2	7.1	213.0	6.9
0.85 - 0.99	27.7	0.8	32.2	1.0
< 0.85	69.2	2.1	78.4	2.5

Total	$3,309.6	100.0%	$3,101.2	100.0%

As of June 30, 2013, loans with an aggregate carrying value of $96.9 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.6.

Composition of Mortgage Loans

The following table sets forth our investments in mortgage loans by geographic region:

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$950.0	28.7%	$881.4	28.4%
Texas	379.3	11.5	349.8	11.3
Washington	322.5	9.7	310.0	10.0
Illinois	152.0	4.6	138.6	4.5
Florida	137.9	4.2	142.0	4.6
Other	1,367.9	41.3	1,279.4	41.2

Total	$3,309.6	100.0%	$3,101.2	100.0%

The following table sets forth our investments in mortgage loans by property type:

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,630.2	49.3%	$1,526.6	49.3%
Office buildings	808.3	24.4	753.1	24.3
Industrial	600.6	18.2	568.0	18.2
Multi-family	133.6	4.0	133.0	4.3
Other	136.9	4.1	120.5	3.9

Total	$3,309.6	100.0%	$3,101.2	100.0%

Maturity Date of Mortgage Loans

The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of June 30, 2013		As of December 31, 2012
	Carrying		Carrying
	Value	% of Total	Value	% of Total
Years to Maturity:
Due in one year or less	$10.8	0.3%	$16.7	0.5%
Due after one year through five years	302.5	9.1	228.5	7.4
Due after five years through ten years	1,557.3	47.1	1,539.8	49.7
Due after ten years	1,439.0	43.5	1,316.2	42.4

Total	$3,309.6	100.0%	$3,101.2	100.0%

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

Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact of these investments on net income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amortization related to tax credit investments, net of taxes	$(3.1)	$(2.9)	$(6.3)	$(5.8)
Realized losses related to tax credit investments, net of taxes	(0.7)	(0.4)	(1.0)	(0.6)
Tax credits	9.5	7.5	19.0	15.1

Impact to net income	$5.7	$4.2	$11.7	$8.7

The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2013	$12.8
2014	19.6
2015	19.3
2016	18.1
2017 and beyond	9.5

Estimated impact to net income	$79.3

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

Liquidity and Capital Resources

Symetra conducts its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal source of cash to pay dividends, fund the stock repurchase program and meet its obligations, including payments of principal and interest on notes payable and tax obligations.

Historically, we have paid quarterly cash dividends on our common stock and warrants. We intend to continue to pay quarterly cash dividends to our stockholders. During the three months ended June 30, 2013, we declared and paid a cash dividend of $0.08 per common share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

In February 2013, we began a stock repurchase program, authorized for up to 10.0 shares of Symetra’s outstanding common stock. In May 2013, the authorization was increased to 16.0 shares. As of June 30, 2013, we have repurchased 7.0 shares for $93.4. Symetra has and continues to fund this program mainly through dividends from its subsidiaries. Refer to Part II. Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for further information about the repurchase program.

We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of June 30, 2013 we had $22.7 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•

While certain policy lapses and surrenders occur in the normal course of business, the current low interest rate environment has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek higher return on their funds.

•	As of June 30, 2013, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew by $78.0 to $559.8 for the six months ended June 30, 2013, from $481.8 for the six months ended June 30, 2012.

•

As of June 30, 2013 our primary life insurance company, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 480%. This provides adequate capital levels for growth of our business.

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

In managing the liquidity of our insurance operations, we consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of such withdrawals. The following table sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of June 30, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,540.5	27.5%	$6,585.8	28.2%
Deferred annuities with 5-year payout provision or MVA(2)	1,042.4	4.4	654.1	2.8
Traditional insurance (net of reinsurance)(3)	171.8	0.7	175.0	0.7
Group health & life (net of reinsurance)(3)	139.0	0.6	122.7	0.5

Total illiquid liabilities	7,893.7	33.2	7,537.6	32.2
Somewhat Liquid Liabilities
BOLI(4)	4,824.0	20.2	4,748.3	20.3
Deferred annuities with surrender charges of 5% or higher	5,424.2	22.8	6,076.6	26.0
Universal life with surrender charges of 5% or higher	284.2	1.2	285.3	1.2

Total somewhat liquid liabilities	10,532.4	44.2	11,110.2	47.5
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	2,012.7	8.4	1,369.3	5.9
Less than 3%	258.7	1.1	249.6	1.1
No surrender charges(5)	2,646.1	11.1	2,642.8	11.3
Universal life with surrender charges less than 5%	447.1	1.9	447.7	1.9
Other(6)	21.8	0.1	32.7	0.1

Total fully liquid liabilities	5,386.4	22.6	4,742.1	20.3

Total(7)	$23,812.5	100.0%	$23,389.9	100.0%

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.
(2)	In a liquidity crisis situation, we could invoke the five-year payout provision so that the contract value with interest is paid out ratably over five years.
(3)	Represents incurred but not reported claim liabilities, mainly related to our medical stop-loss business. The surrender value on these contracts is generally zero but these liabilities are considered illiquid as the claims have not been reported to us and the precise timing and amount of the payment is unknown.
(4)	The biggest deterrent to surrender is the taxation on the gain within these contracts, which includes a 10% non-deductible penalty tax. Banks can exchange certain of these contracts with other carriers, tax-free. However, a significant portion of this business does not qualify for this tax-free treatment due to the employment status of the original covered employees and charges may be applicable.
(5)	Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business, which range from 0.5 – 1.5%. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.
(6)	Represents reported claim liabilities for BOLI, traditional insurance, medical stop-loss and group life.
(7)	Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $228.0 and $231.4 as of June 30, 2013 and December 31, 2012, respectively.

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

We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of June 30, 2013 and December 31, 2012, our insurance subsidiaries had liquid assets of $22.6 and $23.3 billion, respectively, and Symetra had liquid assets of $104.0 and $77.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $175.4 and $136.7 as of June 30, 2013 and December 31, 2012, respectively.

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

Dividends

We declared and paid a quarterly dividend of $0.08 per common share during the first and second quarters of 2013 for a total payout of $22.1. On August 1, 2013, we declared a quarterly dividend of $0.09 per common share to shareholders of record on August 15, 2013, for an approximate total of $10.6 to be paid on or about August 30, 2013.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Six Months Ended June 30,
	2013	2012
Net cash flows provided by (used in) operating activities	$559.8	$481.8
Net cash flows provided by (used in) investing activities	(395.0)	(609.1)
Net cash flows provided by (used in) financing activities	(124.0)	57.6

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

Net cash provided by operating activities for the six months ended June 30, 2013 increased $78.0 over the same period in 2012. This increase was primarily the result of timing differences in the settlement of federal income tax liabilities.

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

Net cash used in investing activities for the six months ended June 30, 2013 decreased $214.1 over the same period in 2012. This was primarily the result of an increase in the cash provided from calls on fixed maturities, including prepayments, coupled with lower mortgage loan originations and purchases of investments.

Financing Activities

Cash flows from our financing activities are primarily driven by the amount and timing of cash received from deposits into certain life insurance and annuity policies, as well as the amount and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, dividend distributions to our stock and warrant holders and stock repurchase activity.

Net cash used in financing activities for the six months ended June 30, 2013 was $124.0, in comparison to cash provided by financing activities of $57.6 during the same period in 2012. This change was driven by shares repurchased as part of the Company’s common stock repurchase program, and lower policyholder deposits, mainly on lower sales of our immediate annuities due to discontinuing sales of structured settlement annuities in late 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of June 30, 2013. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2012 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in our 2012 10-K as of June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

Purchases of common stock made by or on behalf of the Company during the quarter ended June 30, 2013 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period:
April 1, 2013 – April 30, 2013	298,983	$13.33	298,983	9,392,511
May 1, 2013 – May 31, 2013	6,344,777	13.44	6,344,777	9,137,733
June 1, 2013 – June 30, 2013	1,518	15.99	—	9,047,734

Total	6,645,278	$15.21	6,643,760	9,047,734

(1)	This includes restricted shares withheld to offset tax withholding obligations related to the vesting of restricted shares, and shares repurchased by the Company pursuant to the stock repurchase program.

On February 1, 2013, the board of directors authorized the Company to repurchase up to a total of 10.0 million shares of Symetra’s outstanding common stock. On May 21, 2013, the board of directors authorized the Company to repurchase an additional 6.0 million shares, for a total authorization of 16.0 million shares of outstanding common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.

On May 17, 2013, the Company purchased 6.1 million shares of its common stock from Vestar Capital Partners, a related party, in a privately negotiated transaction for a cash purchase price of $13.43 per share.

The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, potential opportunities for growth and acquisitions or other priorities for capital use.

Unregistered sales of equity securities

On June 20, 2013, the Company settled all of its outstanding warrants in a cashless exercise with wholly-owned subsidiaries of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., both related parties. The Company issued a total of 5.298 million shares of common stock, based on the fair value of the warrants on the settlement date. These issuances of common stock are exempt from registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, because none of the transactions involved a public offering.

Item 6. Exhibits

Exhibit Number	Description

10.1	Symetra Financial Corporation Executive Severance Pay Plan (incorporated by reference to Exhibit 10.01 of Form 8-K filed on March 8, 2013)

10.2	Symetra Financial Corporation Senior Executive Change in Control Plan (incorporated by reference to Exhibit 10.02 of Form 8-K filed on March 8, 2013)

10.3	Amendment to the Symetra Financial Corporation Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.03 of Form 8-K filed on March 8, 2013)

10.4	Amendment No. 8 to the Group Long Term Disability Reinsurance Agreement, dated as of June 1, 2013, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: August 2, 2013	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: August 2, 2013	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer