Form 10-Q
period 2013-09-30
Symetra Financial CORP
filed 2013-11-06
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2013, the Registrant had 117,799,553 common voting shares outstanding, with a par value of $0.01 per share.

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
These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to the Company’s expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, including, among others:

•	the effects of fluctuations in interest rates, including a prolonged low interest rate environment or a rapidly rising interest rate environment;

•	general economic, market or business conditions, including economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of changes in monetary and fiscal policy;

•	the effects of changes in government programs to stimulate mortgage refinancing and significant corporate refinance activity;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	recorded reserves for future policy benefits and claims subsequently proving to be inadequate or inaccurate;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes;

•	the availability and cost of capital and financing;

•	the continued availability and cost of reinsurance coverage;

•	changes in laws or regulations, or their interpretation, including those that could increase the Company’s business costs, reserve levels and required capital levels;

•	the ability of subsidiaries to pay dividends to Symetra;

•	the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”);

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•	the initiation of legal or regulatory investigations against us and the results of any legal or regulatory proceedings;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”); and

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I – Financial Information
Item 1. Condensed Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $22,002.1 and $21,073.4, respectively)	$23,306.5	$23,519.0
Marketable equity securities, at fair value (cost: $87.1 and $52.0, respectively)	87.1	49.6
Trading securities:
Marketable equity securities, at fair value (cost: $449.1 and $498.2, respectively)	509.4	552.7
Mortgage loans, net	3,376.8	3,094.4
Policy loans	64.2	65.8
Investments in limited partnerships (includes $35.9 and $28.6 measured at fair value, respectively)	253.1	239.3
Other invested assets (includes $37.4 and $24.6 measured at fair value, respectively)	44.0	35.6
Total investments	27,641.1	27,556.4
Cash and cash equivalents	121.1	130.8
Accrued investment income	293.2	276.2
Reinsurance recoverables	306.1	302.1
Deferred policy acquisition costs	271.7	155.8
Receivables and other assets	229.4	231.9
Separate account assets	922.0	807.7
Total assets	$29,784.6	$29,460.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$24,074.7	$23,068.5
Future policy benefits	394.6	390.6
Policy and contract claims	165.4	162.2
Other policyholders’ funds	171.9	113.9
Notes payable	449.5	449.4
Deferred income tax liabilities, net	266.5	628.9
Other liabilities	327.2	209.6
Separate account liabilities	922.0	807.7
Total liabilities	26,771.8	25,830.8
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 124,751,819 issued and 117,799,553 outstanding as of September 30, 2013; 119,087,667 issued and outstanding as of December 31, 2012	1.2	1.2
Additional paid-in capital	1,463.9	1,459.3
Treasury stock, at cost; 6,952,266 and 0 shares as of September 30, 2013 and December 31, 2012, respectively	(93.4)	—
Retained earnings	922.1	798.4
Accumulated other comprehensive income, net of taxes	719.0	1,371.2
Total stockholders’ equity	3,012.8	3,630.1
Total liabilities and stockholders’ equity	$29,784.6	$29,460.9
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premiums	$156.0	$154.1	$470.4	$451.2
Net investment income	326.4	312.3	968.7	952.0
Policy fees, contract charges, and other	48.3	47.1	146.7	142.2
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(6.6)	(16.0)	(17.0)	(30.7)
Less: portion recognized in other comprehensive income (loss)	0.4	2.7	1.6	5.5
Net impairment losses recognized in earnings	(6.2)	(13.3)	(15.4)	(25.2)
Other net realized investment gains (losses)	1.6	28.8	26.0	60.2
Net realized investment gains (losses)	(4.6)	15.5	10.6	35.0
Total revenues	526.1	529.0	1,596.4	1,580.4
Benefits and expenses:
Policyholder benefits and claims	118.5	111.1	353.2	320.8
Interest credited	235.3	235.4	696.3	695.2
Other underwriting and operating expenses	90.6	88.9	274.3	264.5
Interest expense	8.3	8.2	24.7	24.6
Amortization of deferred policy acquisition costs	20.2	17.9	56.3	49.1
Total benefits and expenses	472.9	461.5	1,404.8	1,354.2
Income from operations before income taxes	53.2	67.5	191.6	226.2
Provision (benefit) for income taxes:
Current	11.3	(0.3)	46.6	12.0
Deferred	(3.4)	12.6	(11.3)	39.8
Total provision for income taxes	7.9	12.3	35.3	51.8
Net income	$45.3	$55.2	$156.3	$174.4
Net income per common share:
Basic	$0.38	$0.40	$1.21	$1.26
Diluted	$0.38	$0.40	$1.21	$1.26
Weighted-average number of common shares outstanding:
Basic	117.802	138.091	129.574	137.986
Diluted	117.804	138.094	129.579	137.990
Cash dividends declared per common share	$0.09	$0.07	$0.25	$0.21
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$45.3	$55.2	$156.3	$174.4
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(26.0), $130.6, $(392.0) and $233.9)	(48.2)	242.6	(727.9)	434.5
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.1), $(0.9), $(0.5) and $(1.9))	(0.3)	(1.8)	(1.1)	(3.6)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $1.2, $(13.5), $48.4 and $(30.0))	2.1	(25.1)	89.8	(55.7)
Impact of cash flow hedges (net of taxes of $(9.3), $0.3, $(7.0) and $0.9)	(17.2)	0.6	(13.0)	1.8
Other comprehensive income (loss)	(63.6)	216.3	(652.2)	377.0
Total comprehensive income (loss)	$(18.3)	$271.5	$(495.9)	$551.4
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2012	$1.2	$1,454.6	$—	$631.8	$1,027.3	$3,114.9
Net income	—	—	—	174.4	—	174.4
Other comprehensive income (loss)	—	—	—	—	377.0	377.0
Stock-based compensation	—	3.9	—	—	—	3.9
Dividends declared	—	—	—	(29.0)	—	(29.0)
Balances as of September 30, 2012	$1.2	$1,458.5	$—	$777.2	$1,404.3	$3,641.2
Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	156.3	—	156.3
Other comprehensive income (loss)	—	—	—	—	(652.2)	(652.2)
Stock-based compensation	—	4.6	—	—	—	4.6
Common stock repurchased	—	—	(93.4)	—	—	(93.4)
Dividends declared	—	—	—	(32.6)	—	(32.6)
Balances as of September 30, 2013	$1.2	$1,463.9	$(93.4)	$922.1	$719.0	$3,012.8
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$156.3	$174.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(10.6)	(35.0)
Accretion and amortization of invested assets, net	43.2	36.3
Accrued interest on fixed maturities	(10.8)	(14.2)
Amortization and depreciation	21.8	20.2
Deferred income tax provision (benefit)	(11.3)	39.8
Interest credited on deposit contracts	696.3	695.2
Mortality and expense charges and administrative fees	(90.9)	(86.5)
Changes in:
Accrued investment income	(17.0)	(4.1)
Deferred policy acquisition costs, net	(22.2)	(1.1)
Future policy benefits	4.0	(0.7)
Policy and contract claims	3.2	(11.2)
Current income taxes	39.5	(39.7)
Other assets and liabilities	0.5	(30.1)
Other, net	4.5	2.6
Total adjustments	650.2	571.5
Net cash provided by (used in) operating activities	806.5	745.9
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(3,582.1)	(2,786.8)
Other invested assets and investments in limited partnerships	(47.3)	(72.9)
Issuances of mortgage loans	(473.6)	(586.3)
Maturities, calls, paydowns, and other repayments	1,417.8	1,245.4
Sales of:
Fixed maturities and marketable equity securities	1,359.5	1,415.8
Other invested assets and investments in limited partnerships	16.4	14.0
Repayments of mortgage loans	188.3	148.8
Other, net	7.1	3.9
Net cash provided by (used in) investing activities	(1,113.9)	(618.1)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,746.0	1,205.3
Withdrawals	(1,287.6)	(1,308.6)
Cash dividends paid on common stock	(32.6)	(29.0)
Common stock repurchased	(93.4)	—
Other, net	(34.7)	0.6
Net cash provided by (used in) financing activities	297.7	(131.7)
Net increase (decrease) in cash and cash equivalents	(9.7)	(3.9)
Cash and cash equivalents at beginning of period	130.8	242.3
Cash and cash equivalents at end of period	$121.1	$238.4
Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	232.0	88.3
Investments in limited partnerships and capital obligations incurred	22.7	6.3
See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

1. Description of Business
Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employee benefits and life insurance markets. These products and services are marketed through financial institutions, benefits consultants, and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include fixed and variable deferred annuities, single premium immediate annuities, medical stop-loss insurance, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI). The Company also services its block of structured settlement annuities. The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as “Symetra” or “the Company.”

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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Financial results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2013.
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
The Company has issued equity instruments to employees that are considered in the computation of earnings per share, including restricted stock, stock options and shares issued under the employee stock purchase plan. The restricted stock is considered a participating security because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method. Estimated shares to be issued under the employee stock purchase plan are included in diluted earnings per share based on the application of the treasury stock method. Excluded from the computation of diluted earnings per share were 2.650 stock options for the three and nine months ended September 30, 2013, and 2.650 stock options for the three and nine months ended September 30, 2012 because they were anti-dilutive.
The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$45.3	$55.2	$156.3	$174.4
Denominator:
Weighted-average common shares outstanding - basic	117.802	138.091	129.574	137.986
Add: dilutive effect of certain equity instruments	0.002	0.003	0.005	0.004
Weighted-average common shares outstanding - diluted	117.804	138.094	129.579	137.990
Net income per common share:
Basic	$0.38	$0.40	$1.21	$1.26
Diluted	$0.38	$0.40	$1.21	$1.26

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

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of September 30, 2013
Fixed maturities:
U.S. government and agencies	$508.9	$5.6	$(3.8)	$510.7	$—
State and political subdivisions	741.8	24.0	(11.3)	754.5	—
Corporate securities	16,138.8	1,198.8	(171.9)	17,165.7	(14.4)
Residential mortgage-backed securities	2,671.4	146.8	(21.7)	2,796.5	(5.0)
Commercial mortgage-backed securities	1,440.5	105.7	(10.1)	1,536.1	—
Other debt obligations	500.7	44.4	(2.1)	543.0	—
Total fixed maturities	22,002.1	1,525.3	(220.9)	23,306.5	(19.4)
Marketable equity securities, available-for-sale	87.1	0.7	(0.7)	87.1	—
Total	$22,089.2	$1,526.0	$(221.6)	$23,393.6	$(19.4)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$307.6	$4.8	$(0.9)	$311.5	$(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	(0.1)
Corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	(18.4)
Residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	—
Total fixed maturities	21,073.4	2,502.3	(56.7)	23,519.0	(30.1)
Marketable equity securities, available-for-sale	52.0	—	(2.4)	49.6	—
Total	$21,125.4	$2,502.3	$(59.1)	$23,568.6	$(30.1)

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

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of September 30, 2013
Fixed maturities:
U.S. government and agencies	$81.7	$(3.8)	6	$—	$—	—
State and political subdivisions	221.5	(10.9)	38	6.4	(0.4)	3
Corporate securities	2,944.0	(126.9)	252	158.3	(45.0)	30
Residential mortgage-backed securities	479.0	(20.5)	71	22.4	(1.2)	20
Commercial mortgage-backed securities	183.9	(9.2)	14	17.2	(0.9)	10
Other debt obligations	69.7	(2.0)	12	2.4	(0.1)	4
Total fixed maturities	3,979.8	(173.3)	393	206.7	(47.6)	67
Marketable equity securities, available-for-sale	47.4	(0.7)	39	—	—	—
Total	$4,027.2	$(174.0)	$432	$206.7	$(47.6)	$67

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$205.7	$(0.9)	1	$—	$—	—
State and political subdivisions	42.5	(0.3)	11	35.6	(0.6)	4
Corporate securities	342.9	(5.8)	63	316.0	(45.6)	65
Residential mortgage-backed securities	73.9	(0.5)	15	38.0	(1.3)	24
Commercial mortgage-backed securities	9.9	—	6	30.5	(0.9)	11
Other debt obligations	38.9	(0.6)	4	4.0	(0.2)	4
Total fixed maturities	713.8	(8.1)	100	424.1	(48.6)	108
Marketable equity securities, available-for-sale	20.1	(0.8)	2	29.5	(1.6)	2
Total	$733.9	$(8.9)	$102	$453.6	$(50.2)	$110
Based on National Association of Insurance Commissioners (NAIC) ratings as of September 30, 2013 and December 31, 2012, the Company held below-investment-grade fixed maturities with fair values of $1,218.0 and $1,279.2, respectively, and amortized costs of $1,193.8 and $1,241.3, respectively. These holdings amounted to 5.2% and 5.4% of the Company’s investments in fixed maturities at fair value as of September 30, 2013 and December 31, 2012, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following table summarizes the amortized cost and fair value of fixed maturities as of September 30, 2013, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$605.7	$618.0
Over one year through five years	4,391.3	4,733.6
Over five years through ten years	8,311.3	8,666.7
Over ten years	4,118.9	4,456.2
Residential mortgage-backed securities	2,671.4	2,796.5
Commercial mortgage-backed securities	1,440.5	1,536.1
Other asset-backed securities	463.0	499.4
Total fixed maturities	$22,002.1	$23,306.5
The following table summarizes the Company’s net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities	$283.4	$276.9	$840.5	$842.6
Marketable equity securities, available-for-sale	0.6	0.6	2.3	2.3
Marketable equity securities, trading	3.3	3.3	9.6	8.9
Mortgage loans	48.7	43.9	140.7	126.5
Policy loans	0.8	1.0	2.7	2.9
Investments in limited partnerships	(4.2)	(7.7)	(9.7)	(16.0)
Other	1.5	1.8	5.7	5.7
Total investment income	334.1	319.8	991.8	972.9
Investment expenses	(7.7)	(7.5)	(23.1)	(20.9)
Net investment income	$326.4	$312.3	$968.7	$952.0

 The following table summarizes the Company’s net realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities:
Gross gains on sales	$2.4	$7.4	$8.0	$40.4
Gross losses on sales	(7.4)	(6.4)	(17.4)	(14.3)
Net impairment losses recognized in earnings	(6.2)	(13.3)	(15.4)	(25.2)
Other (1)	0.5	2.3	(3.9)	3.5
Total fixed maturities	(10.7)	(10.0)	(28.7)	4.4
Marketable equity securities, trading (2)	12.0	25.0	43.3	33.6
Other	(7.0)	(0.1)	(5.7)	(3.6)
Deferred policy acquisition costs and deferred sales inducement adjustment	1.1	0.6	1.7	0.6
Net realized investment gains (losses)	$(4.6)	$15.5	$10.6	$35.0
____________________

(1)
This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities held as of period end totaling $1.2 and $(0.4) for the three months ended September 30, 2013 and 2012, respectively, and $(0.8) and $(0.1) for the nine months ended September 30, 2013 and 2012, respectively.

(2)
This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $6.6 and $25.2 for the three months ended September 30, 2013 and 2012, respectively, and $17.8 and $33.2 for the nine months ended September 30, 2013 and 2012, respectively.

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

For fixed maturities, the Company concludes that an OTTI has occurred if a security is underwater and there is an intent to sell the security or if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). In order to determine the amount of the credit loss, the Company calculates the recovery value by discounting its estimate of future cash flows from the security. The discount rate is the original effective yield for corporate securities or current effective yield for mortgage-backed and other structured securities.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of September 30, 2013		As of December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$88.4	$(27.7)	$20.0	$(5.3)
6 consecutive months or more	7.1	(12.5)	49.6	(21.7)
Total underwater by 20% or more	95.5	(40.2)	69.6	(27.0)
All other underwater fixed maturities	4,091.0	(180.7)	1,068.3	(29.7)
Total underwater fixed maturities	$4,186.5	$(220.9)	$1,137.9	$(56.7)
There were no marketable equity securities recorded as available-for-sale that were underwater by 20% or more as of September 30, 2013 or December 31, 2012.
The Company reviewed its available-for-sale investments with unrealized losses as of September 30, 2013 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) (OCI) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$33.4	$32.2	$36.2	$32.5
Increases recognized in the current period:
For which an OTTI was not previously recognized	2.7	7.6	3.0	8.5
For which an OTTI was previously recognized	1.3	0.4	2.1	1.7
Decreases attributable to:
Securities sold or paid down during the period	(12.7)	(2.3)	(16.6)	(4.8)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	—	(1.5)	—	(1.5)
Balance, end of period	$24.7	$36.4	$24.7	$36.4
_________________

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.

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

	As of September 30, 2013			As of December 31, 2012
	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Qualifying derivatives
Cash flow hedges:
Interest rate swaps	$97.1	$5.7	$—	$97.1	$9.8	$—
Foreign currency swaps	362.4	—	20.4	112.8	—	4.3
Total qualifying derivatives	$459.5	$5.7	$20.4	$209.9	$9.8	$4.3
Non-qualifying derivatives
Equity index options	$815.7	$25.3	$1.3	$213.7	$5.0	$—
Foreign currency forwards	2.7	—	—	125.2	0.5	0.7
Embedded derivatives	—	—	59.1	—	—	14.1
Other derivatives	14.8	0.7	—	13.4	0.8	—
Total non-qualifying derivatives	833.2	26.0	60.4	352.3	6.3	14.8
Total derivatives	$1,292.7	$31.7	$80.8	$562.2	$16.1	$19.1
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:
As of September 30, 2013

		Gross Amount Not Offset in the Balance Sheets
	Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$4.5	$—	$(2.4)	$2.1
B	10.6	—	(1.8)	8.8
C	8.6	—	(8.6)	—
Other	8.0	—	(3.8)	4.2
Total derivative assets	$31.7	$—	$(16.6)	$15.1

		Gross Amount Not Offset in the Balance Sheets
	Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
Counterparty:
Liabilities:
A	$3.8	$—	$—	$3.8
B	12.2	—	(0.2)	12.0
Other	5.7	—	(1.3)	4.4
Total derivative liabilities (1)	$21.7	$—	$(1.5)	$20.2
_______________________

(1)	Excludes $59.1 of embedded derivatives which have no counterparty.

As of December 31, 2012

		Gross Amount Not Offset in the Balance Sheets
	Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$5.6	$—	$(5.6)	$—
B	4.1	—	(1.6)	2.5
Other	6.4	—	(5.3)	1.1
Total derivative assets	$16.1	$—	$(12.5)	$3.6
The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate swaps	$0.7	$1.4	$(2.3)	$4.2
Foreign currency swaps	(27.2)	—	(15.7)	—
Total	$(26.5)	$1.4	$(18.0)	$4.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

See Note 8 for amounts reclassified out of AOCI into net income for the three and nine months ended September 30, 2013 and 2012. The Company expects to reclassify net gains of $2.1 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.
As of September 30, 2013, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately eleven years. The Company recorded no ineffectiveness for cash flow hedging relationships for the three and nine months ended September 30, 2013 and 2012.

The following table shows the effect of non-qualifying derivatives on the consolidated income statements, which is recorded in net realized investment gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Equity index options	$3.3	$1.4	$7.4	$1.5
Foreign currency forwards	—	(0.2)	1.3	(0.2)
Embedded derivatives	(6.9)	(0.8)	(9.4)	(1.3)
Other derivatives	—	(0.4)	(0.4)	(0.4)
Total	$(3.6)	$—	$(1.1)	$(0.4)

5. Mortgage Loans
The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten using standards based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all mortgaged properties are inspected annually. The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturity. As of September 30, 2013, 29.1% of the Company’s commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.5% were located in Texas and 9.3% were located in Washington.
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

Loans are specifically evaluated for impairment if the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, or the loan is modified in a troubled debt restructuring. The Company establishes specific reserves for these loans when the fair value is less than its carrying value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following table sets forth the Company’s mortgage loans by risk category:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,083.5	61.7%	$1,858.4	60.0%
Medium risk	787.4	23.3%	664.1	21.5%
Higher risk	506.0	15.0%	573.9	18.5%
Credit quality indicator total	3,376.9	100.0%	3,096.4	100.0%
Loans specifically evaluated for impairment (1)	6.0		4.8
Other (2)	(6.1)		(6.8)
Total	$3,376.8		$3,094.4
________________

(1)	As of September 30, 2013 and December 31, 2012, reserve amounts of $0.2 and $0.0, respectively, were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
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
The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance at beginning of period	$8.1	$9.0	$7.9	$7.4
Provision for specific loans	—	—	0.2	1.9
Provision for loans not specifically identified	—	0.1	—	0.8
Charge-offs	—	(1.2)	—	(2.2)
Allowance at end of period	$8.1	$7.9	$8.1	$7.9
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of September 30, 2013, no loans were considered non-performing. As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was considered non-performing and included in the assessment of the provision for specific loans.

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

	As of September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$510.7	$510.7	$—	$510.7	$—
State and political subdivisions	754.5	754.5	—	754.5	—
Corporate securities	17,165.7	17,165.7	—	17,067.6	98.1
Residential mortgage-backed securities	2,796.5	2,796.5	—	2,796.3	0.2
Commercial mortgage-backed securities	1,536.1	1,536.1	—	1,504.8	31.3
Other debt obligations	543.0	543.0	—	470.3	72.7
Total fixed maturities, available-for-sale	23,306.5	23,306.5	—	23,104.2	202.3
Marketable equity securities, available-for-sale	87.1	87.1	30.0	57.1	—
Marketable equity securities, trading	509.4	509.4	509.1	—	0.3
Investments in limited partnerships, private equity funds	35.9	35.9	—	—	35.9
Other invested assets	37.4	37.4	2.5	6.5	28.4
Total investments carried at fair value	23,976.3	23,976.3	541.6	23,167.8	266.9
Separate account assets	922.0	922.0	922.0	—	—
Total assets at fair value	$24,898.3	$24,898.3	$1,463.6	$23,167.8	$266.9
Financial liabilities:
Embedded derivatives	59.1	59.1	—	—	59.1
Total liabilities at fair value	$59.1	$59.1	$—	$—	$59.1

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,376.8	$3,525.3	$—	$—	$3,525.3
Investments in limited partnerships, tax credit investments	217.2	199.9	—	199.9	—
Cash and cash equivalents	121.1	121.1	121.1	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$11,533.7	$11,508.2	$—	$—	$11,508.2
Income annuities	6,499.9	7,660.2	—	—	7,660.2
Notes payable:
Capital Efficient Notes (CENts)	149.9	153.2	—	—	153.2
Senior notes	299.6	322.0	—	—	322.0
_______________________

(1)	The carrying value of this balance excludes $6,041.1 of liabilities related to insurance contracts and embedded derivatives.

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
_________________

(1)	The carrying value of this balance excludes $5,899.1 of liabilities related to insurance contracts and embedded derivatives.
Financial Instruments Measured at Fair Value on a Recurring Basis
Fixed Maturities
The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of September 30, 2013 and December 31, 2012, respectively, pricing services provided prices for 96.3% and 96.2% of the Company’s fixed maturities.
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
As of September 30, 2013, the Company had $670.5 or 2.9%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $652.5, or 97.3%, as Level 2 measurements as of September 30, 2013. As of December 31, 2012, the Company had $819.6, or 3.5%, of its fixed maturities invested in private placement securities, of which $787.3, or 96.1%, were classified as Level 2 measurements.
Corporate Securities
As of September 30, 2013 and December 31, 2012, the fair value of the Company’s corporate securities classified as Level 2 measurements was $17,067.6 and $17,162.7, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of September 30, 2013			As of December 31, 2012
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrials	$3,222.6	18.9%	215	$3,312.1	19.3%	218
Consumer staples	2,670.2	15.6	157	2,785.1	16.2	157
Consumer discretionary	2,157.6	12.6	178	2,113.2	12.3	167
Utilities	1,837.0	10.8	144	1,904.8	11.1	149

Weighted-average coupon rate	5.67%			5.88%
Weighted-average remaining years to contractual maturity	9.8			10.3
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
As of September 30, 2013 and December 31, 2012, $539.1, or 3.2%, and $675.1, or 3.9%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.
Residential Mortgage-backed Securities
As of September 30, 2013 and December 31, 2012, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,796.3 and $3,007.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.45% and 4.67% as of September 30, 2013 and December 31, 2012, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

Level 2 RMBS securities are priced by pricing services that utilize evaluated pricing models. Because many RMBS do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.
Agency securities comprised 88.9% and 89.4% of the Company’s Level 2 RMBS as of September 30, 2013 and December 31, 2012, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of September 30, 2013		As of December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$40.8	13.2%	$23.6	7.4%
AA through BBB	92.7	30.0	94.1	29.5
BB & below	175.7	56.8	201.8	63.1
Total non-agency RMBS	$309.2	100.0%	$319.5	100.0%
Non-agency RMBS with super senior subordination	$188.5	61.0%	$202.7	63.4%
As of September 30, 2013 and December 31, 2012, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.8% and 8.4%, respectively. As of September 30, 2013 and December 31, 2012, $114.7 and $127.7, or 37.1% and 40.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
As of September 30, 2013 and December 31, 2012, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,504.8 and $1,688.9, respectively. The weighted-average coupon rate on these securities was 4.93% and 5.03% as of September 30, 2013 and December 31, 2012, respectively.
Level 2 CMBS securities are priced by pricing services that utilize evaluated pricing models. Because many CMBS do not trade on a daily basis, evaluated pricing models apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications.
The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 81.3% and 78.4% of Level 2 CMBS as of September 30, 2013 and December 31, 2012, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 31.0% and 29.9% as of September 30, 2013 and December 31, 2012, respectively, and 97.2% and 96.6% were in the most senior tranche as of September 30, 2013 and December 31, 2012, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of September 30, 2013	As of December 31, 2012
	% of Total	% of Total
Significant underlying collateral locations:
New York	21.9%	20.1%
California	12.4	12.0
Texas	7.6	7.5
Significant underlying collateral property types:
Office buildings	33.2%	31.9%
Retail shopping centers	30.9	32.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

Marketable Equity Securities
Marketable equity securities are investments in common stock, including real estate investment trusts (REITs), certain nonredeemable preferred stocks and investments in mutual funds. The securities primarily consist of investments in publicly traded companies. When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.
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
Embedded Derivatives
Embedded derivatives relate to the Company’s fixed indexed annuity (FIA) product, which credits interest to the policyholder’s account balance based on increases in equity or commodity indices. The fair value of the embedded derivative reflects the excess of the projected benefits (based on the indexed fund value) over the projected benefits (based on the guaranteed fund value). The excess benefits are projected using best estimates for surrenders, mortality and indexed fund interest, and discounted at a risk-free rate plus a spread for nonperformance risk. Because the estimates utilize significant unobservable inputs, the Company classifies the embedded derivative as a Level 3 measurement.
Other Financial Instruments Subject to Fair Value Disclosure Requirements
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $94.6 and $121.9 as of September 30, 2013 and December 31, 2012, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2013:

						Unrealized Gains (Losses) Included in:
	Balance as of July 1, 2013	Purchases and issues (1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$27.5	$69.0	$—	$4.0	$(0.2)	$—	$(2.2)	$—	$98.1
Residential mortgage-backed securities	26.0	—	—	(25.8)	(0.1)	—	0.1	—	0.2
Commercial mortgage-backed securities	6.5	24.7	—	—	(0.3)	—	0.4	—	31.3
Other debt obligations	73.8	—	—	—	0.2	—	(1.3)	—	72.7
Total fixed maturities, available-for-sale	133.8	93.7	—	(21.8)	(0.4)	—	(3.0)	—	202.3
Marketable equity securities, available-for-sale	6.2	—	—	(6.2)	—	—	—	—	—
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	34.7	0.8	—	—	(0.4)	4.5	—	(3.7)	35.9
Other invested assets	18.9	7.2	—	—	(1.4)	3.8	—	(0.1)	28.4
Total Level 3 assets	$193.9	$101.7	$—	$(28.0)	$(2.2)	$8.3	$(3.0)	$(3.8)	$266.9
Financial Liabilities:
Embedded derivatives	34.1	18.2	(0.1)	—	(0.3)	7.2	—	—	59.1
Total Level 3 liabilities	$34.1	$18.2	$(0.1)	$—	$(0.3)	$7.2	$—	$—	$59.1

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2013	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$38.9	$69.0	$—	$6.2	$(13.5)	$—	$(2.4)	$(0.1)	$98.1
Residential mortgage-backed securities	—	—	—	0.2	(0.1)	—	0.1	—	0.2
Commercial mortgage-backed securities	18.8	24.7	—	—	(12.1)	—	(0.1)	—	31.3
Other debt obligations	73.0	5.5	—	—	0.1	—	(5.9)	—	72.7
Total fixed maturities, available-for-sale	130.7	99.2	—	6.4	(25.6)	—	(8.3)	(0.1)	202.3
Marketable equity securities, available-for-sale	5.0	—	—	(5.0)	—	—	—	—	—
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	28.6	6.6	—	—	(4.3)	7.7	—	(2.7)	35.9
Other invested assets	7.8	16.4	—	—	(3.9)	7.2	—	0.9	28.4
Total Level 3 assets	$172.3	$122.2	$—	$1.4	$(33.8)	$15.0	$(8.3)	$(1.9)	$266.9
Financial Liabilities:
Embedded derivatives	14.1	35.7	(0.1)	—	—	9.4	—	—	59.1
Total Level 3 liabilities	$14.1	$35.7	$(0.1)	$—	$—	$9.4	$—	$—	$59.1
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $6.4 and $6.9 for the three and nine months ended September 30, 2013, respectively. Gross transfers out of Level 3 were $34.4 and $5.5 for the three and nine months ended September 30, 2013, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2012:

						Unrealized Gains (Losses) Included in:
	Balance as of July 1, 2012	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2012
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$75.2	$6.9	$(11.9)	$(20.1)	$—	$(1.3)	$1.2	$0.1	$50.1
Residential mortgage-backed securities	16.7	—	—	(16.7)	—	—	—	—	—
Commercial mortgage-backed securities	15.1	—	—	5.7	(1.3)	—	(0.1)	—	19.4
Other debt obligations	43.8	—	—	28.0	(0.1)	—	1.2	—	72.9
Total fixed maturities, available-for-sale	150.8	6.9	(11.9)	(3.1)	(1.4)	(1.3)	2.3	0.1	142.4
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	27.9	2.8	—	—	(1.6)	(0.1)	—	—	29.0
Other invested assets	9.1	0.6	(0.2)	—	—	1.0	—	0.1	10.6
Total Level 3 assets	$193.0	$10.3	$(12.1)	$(3.1)	$(3.0)	$(0.4)	$2.3	$0.2	$187.2
Financial Liabilities:
Embedded derivatives	7.2	1.9	—	—	—	0.8	—	—	9.9
Total Level 3 liabilities	$7.2	$1.9	$—	$—	$—	$0.8	$—	$—	$9.9

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2012	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of September 30, 2012
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$91.4	$6.9	$(11.9)	$(38.6)	$(1.0)	$(1.0)	$4.4	$(0.1)	$50.1
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	15.9	—	—	6.3	(4.2)	—	1.4	—	19.4
Other debt obligations	79.9	—	—	13.9	(25.1)	—	3.7	0.5	72.9
Total fixed maturities, available-for-sale	187.2	6.9	(11.9)	(18.4)	(30.3)	(1.0)	9.5	0.4	142.4
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	8.5	—	—	(7.8)	(0.8)	—	1.3	29.0
Other invested assets	4.8	3.7	(0.3)	—	1.0	1.4	—	—	10.6
Total Level 3 assets	$225.4	$19.1	$(12.2)	$(18.8)	$(37.1)	$(0.4)	$9.5	$1.7	$187.2
Financial Liabilities:
Embedded derivatives	2.4	6.5	(0.3)	—	—	1.3	—	—	9.9
Total Level 3 liabilities	$2.4	$6.5	$(0.3)	$—	$—	$1.3	$—	$—	$9.9
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $33.7 and $50.9 for the three and nine months ended September 30, 2012, respectively. Gross transfers out of Level 3 were $36.8 and $69.7 for the three and nine months ended September 30, 2012, respectively. Transfers out included certain privately placed fixed maturities for which there was a change in valuation methodology during the first quarter 2012 to a method that uses significant observable inputs.

(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(4)
Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized investment gains (losses).

7. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Unamortized balance at beginning of period	$373.1	$376.2	$367.9	$368.4
Deferral of acquisition costs	36.4	10.8	77.4	49.8
Adjustments related to investment (gains) losses	0.8	0.4	1.1	0.4
Amortization — DAC	(14.9)	(15.3)	(47.8)	(46.5)
Amortization — Impact of assumption and experience unlocking	(5.3)	(2.6)	(8.5)	(2.6)
Unamortized balance at end of period	390.1	369.5	390.1	369.5
Accumulated effect of net unrealized investment gains	(118.4)	(223.4)	(118.4)	(223.4)
Balance at end of period	$271.7	$146.1	$271.7	$146.1
The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets on the consolidated balance sheets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Unamortized balance at beginning of period	$155.1	$150.5	$153.4	$142.0
Capitalizations	12.1	12.1	37.6	37.9
Adjustments related to investment (gains) losses	0.3	0.2	0.6	0.2
Amortization — DSI	(10.1)	(9.4)	(31.9)	(26.7)
Amortization — Impact of assumption and experience unlocking	(3.4)	(1.0)	(5.7)	(1.0)
Unamortized balance at end of period	154.0	152.4	154.0	152.4
Accumulated effect of net unrealized investment gains	(84.1)	(132.4)	(84.1)	(132.4)
Balance at end of period	$69.9	$20.0	$69.9	$20.0

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

8. Stockholders' Equity
The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and nine months ended September 30, 2013:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of July 1, 2013	$926.7	$(16.6)	$(133.7)	$6.2	$782.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(60.3)	(0.3)	2.8	(17.1)	(74.9)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.6)	(0.6)
Foreign currency swaps	—	—	—	0.5	0.5
Net realized investment (gains) losses	12.2	6.4	(1.1)	—	17.5
Total provision (benefit) for income taxes	(4.3)	(2.2)	0.4	—	(6.1)
Total reclassifications from AOCI, net of taxes	7.9	4.2	(0.7)	(0.1)	11.3
Other comprehensive income (loss) after reclassifications	(52.4)	3.9	2.1	(17.2)	(63.6)
Balance as of September 30, 2013	$874.3	$(12.7)	$(131.6)	$(11.0)	$719.0

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(754.4)	(1.1)	90.9	(11.6)	(676.2)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.7)	(1.7)
Foreign currency swaps	—	—	—	(0.4)	(0.4)
Net realized investment (gains) losses	28.5	12.2	(1.7)	—	39.0
Total provision (benefit) for income taxes	(10.0)	(4.2)	0.6	0.7	(12.9)
Total reclassifications from AOCI, net of taxes	18.5	8.0	(1.1)	(1.4)	24.0
Other comprehensive income (loss) after reclassifications	(735.9)	6.9	89.8	(13.0)	(652.2)
Balance as of September 30, 2013	$874.3	$(12.7)	$(131.6)	$(11.0)	$719.0
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $(32.5), $(0.1), $1.6, $(9.3) and $(40.3), respectively, for the three months ended September 30, 2013, and net of taxes of $(406.2), $(0.5), $49.0, $(6.3) and $(364.0), respectively, for the nine months ended September 30, 2013.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).

(3)	See Note 7 for the adjustment for the accumulated effect of net unrealized investment gains separately presented for DAC and DSI.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and nine months ended September 30, 2012:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of July 1, 2012	$1,414.4	$(24.9)	$(206.2)	$4.7	$1,188.0
Other comprehensive income (loss) before reclassifications, net of taxes (1)	230.6	(1.8)	(24.7)	1.0	205.1
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.5)	(0.5)
Net realized investment (gains) losses	9.3	9.3	(0.6)	—	18.0
Total provision (benefit) for income taxes	(3.3)	(3.3)	0.2	0.1	(6.3)
Total reclassifications from AOCI, net of taxes	6.0	6.0	(0.4)	(0.4)	11.2
Other comprehensive income (loss) after reclassifications	236.6	4.2	(25.1)	0.6	216.3
Balance as of September 30, 2012	$1,651.0	$(20.7)	$(231.3)	$5.3	$1,404.3

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2012	$1,236.6	$(37.2)	$(175.6)	$3.5	$1,027.3
Other comprehensive income (loss) before reclassifications, net of taxes (1)	417.1	(3.6)	(55.3)	2.8	361.0
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.5)	(1.5)
Net realized investment (gains) losses	(4.1)	30.9	(0.6)	—	26.2
Total provision (benefit) for income taxes	1.4	(10.8)	0.2	0.5	(8.7)
Total reclassifications from AOCI, net of taxes	(2.7)	20.1	(0.4)	(1.0)	16.0
Other comprehensive income (loss) after reclassifications	414.4	16.5	(55.7)	1.8	377.0
Balance as of September 30, 2012	$1,651.0	$(20.7)	$(231.3)	$5.3	$1,404.3
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $124.0, $(0.9), $(13.3), $0.4 and $110.2, respectively, for the three months ended September 30, 2012, and net of taxes of $224.5, $(1.9), $(29.8), $1.4 and $194.2, respectively, for the nine months ended September 30, 2012.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available- for-sale securities within the consolidated statements of comprehensive income (loss).

(3)	See Note 7 for the adjustment for the accumulated effect of net unrealized investment gains separately presented for DAC and DSI.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2012	118.637
Restricted stock issued, net	0.379
Employee stock purchase plan shares issued	0.142
Common stock repurchased (1)	(0.070)
Balance as of December 31, 2012	119.088

Balance as of January 1, 2013	119.088
Common stock issued (2)	5.300
Restricted stock issued, net	0.261
Employee stock purchase plan shares issued	0.106
Common stock repurchased (1)	(6.955)
Balance as of September 30, 2013	117.800
_____________________

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
On February 1, 2013, the Company’s board of directors authorized the repurchase, at management’s discretion, of up to 10.000 shares of the Company’s outstanding common stock. The authorization was increased to 16.000 shares on May 21, 2013. The Company has repurchased 6.952 shares under the program as of September 30, 2013 This includes 6.090 shares purchased on May 17, 2013 from a related party in a privately negotiated transaction for a total of $81.8.

9. Stock-Based Compensation
The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2013	0.649	$11.50
Shares granted	0.290	13.45
Shares vested	(0.010)	11.91
Shares forfeited	(0.029)	11.61
Outstanding as of September 30, 2013	0.900	$12.12

10. Commitments and Contingencies
Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of September 30, 2013, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
Other Commitments and Contingencies
As of September 30, 2013, the Company had no material changes to its commitments or contingencies since December 31, 2012.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Three Months Ended September 30, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$147.4	$—	$—	$8.6	$—	$156.0
Net investment income	5.2	145.0	98.4	72.6	5.2	326.4
Policy fees, contract charges, and other	3.5	5.8	0.2	34.1	4.7	48.3
Net realized gains (losses) – FIA	—	0.9	—	—	—	0.9
Total operating revenues	156.1	151.7	98.6	115.3	9.9	531.6
Benefits and expenses:
Policyholder benefits and claims	99.2	0.2	—	19.1	—	118.5
Interest credited	—	86.6	85.7	63.4	(0.4)	235.3
Other underwriting and operating expenses	41.7	23.3	4.9	15.4	5.3	90.6
Interest expense	—	—	—	—	8.3	8.3
Amortization of DAC	—	17.7	0.9	1.6	—	20.2
Total benefits and expenses	140.9	127.8	91.5	99.5	13.2	472.9
Segment pre-tax adjusted operating income (loss)	$15.2	$23.9	$7.1	$15.8	$(3.3)	$58.7
Operating revenues	$156.1	$151.7	$98.6	$115.3	$9.9	$531.6
Add: Net realized investment gains (losses), excluding FIA	—	(9.8)	9.8	(3.0)	(2.5)	(5.5)
Total revenues	156.1	141.9	108.4	112.3	7.4	526.1
Total benefits and expenses	140.9	127.8	91.5	99.5	13.2	472.9
Income (loss) from operations before income taxes	$15.2	$14.1	$16.9	$12.8	$(5.8)	$53.2

	For the Three Months Ended September 30, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$144.9	$—	$—	$9.2	$—	$154.1
Net investment income	5.5	135.6	100.9	71.1	(0.8)	312.3
Policy fees, contract charges, and other	1.9	5.1	1.7	32.7	5.7	47.1
Net realized gains (losses) – FIA	—	1.1	—	—	—	1.1
Total operating revenues	152.3	141.8	102.6	113.0	4.9	514.6
Benefits and expenses:
Policyholder benefits and claims	94.9	—	—	16.2	—	111.1
Interest credited	—	85.2	87.7	62.9	(0.4)	235.4
Other underwriting and operating expenses	40.7	19.5	5.4	16.2	7.1	88.9
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	13.1	0.9	3.9	—	17.9
Total benefits and expenses	135.6	117.8	94.0	99.2	14.9	461.5
Segment pre-tax adjusted operating income (loss)	$16.7	$24.0	$8.6	$13.8	$(10.0)	$53.1
Operating revenues	$152.3	$141.8	$102.6	$113.0	$4.9	$514.6
Add: Net realized investment gains (losses), excluding FIA	—	2.4	7.5	(3.4)	7.9	14.4
Total revenues	152.3	144.2	110.1	109.6	12.8	529.0
Total benefits and expenses	135.6	117.8	94.0	99.2	14.9	461.5
Income (loss) from operations before income taxes	$16.7	$26.4	$16.1	$10.4	$(2.1)	$67.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Nine Months Ended September 30, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$444.0	$—	$—	$26.4	$—	$470.4
Net investment income	15.5	424.4	299.0	211.5	18.3	968.7
Policy fees, contract charges, and other	10.4	16.9	2.3	101.1	16.0	146.7
Net realized gains (losses) – FIA	—	2.0	—	—	—	2.0
Total operating revenues	469.9	443.3	301.3	339.0	34.3	1,587.8
Benefits and expenses:
Policyholder benefits and claims	299.1	0.4	—	53.7	—	353.2
Interest credited	—	250.3	256.9	190.4	(1.3)	696.3
Other underwriting and operating expenses	125.8	64.6	15.7	47.9	20.3	274.3
Interest expense	—	—	—	—	24.7	24.7
Amortization of DAC	—	48.0	2.8	5.5	—	56.3
Total benefits and expenses	424.9	363.3	275.4	297.5	43.7	1,404.8
Segment pre-tax adjusted operating income (loss)	$45.0	$80.0	$25.9	$41.5	$(9.4)	$183.0
Operating revenues	$469.9	$443.3	$301.3	$339.0	$34.3	$1,587.8
Add: Net realized investment gains (losses), excluding FIA	—	(7.7)	23.4	(7.0)	(0.1)	8.6
Total revenues	469.9	435.6	324.7	332.0	34.2	1,596.4
Total benefits and expenses	424.9	363.3	275.4	297.5	43.7	1,404.8
Income from operations before income taxes	$45.0	$72.3	$49.3	$34.5	$(9.5)	$191.6
As of September 30, 2013:
Total assets	$160.5	$13,533.2	$7,278.7	$6,482.6	$2,329.6	$29,784.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except per share data, unless otherwise stated)
(Unaudited)

	For the Nine Months Ended September 30, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$423.3	$—	$—	$27.9	$—	$451.2
Net investment income	16.2	405.2	309.5	214.5	6.6	952.0
Policy fees, contract charges, and other	8.4	15.3	4.9	97.0	16.6	142.2
Net realized gains (losses) – FIA	—	1.1	—	—	—	1.1
Total operating revenues	447.9	421.6	314.4	339.4	23.2	1,546.5
Benefits and expenses:
Policyholder benefits and claims	271.8	—	—	49.0	—	320.8
Interest credited	—	248.2	255.1	193.4	(1.5)	695.2
Other underwriting and operating expenses	118.0	59.7	17.0	48.9	20.9	264.5
Interest expense	—	—	—	—	24.6	24.6
Amortization of DAC	—	40.1	2.4	6.6	—	49.1
Total benefits and expenses	389.8	348.0	274.5	297.9	44.0	1,354.2
Segment pre-tax adjusted operating income (loss)	$58.1	$73.6	$39.9	$41.5	$(20.8)	$192.3
Operating revenues	$447.9	$421.6	$314.4	$339.4	$23.2	$1,546.5
Add: Net realized investment gains (losses), excluding FIA	—	4.1	7.9	(2.6)	24.5	33.9
Total revenues	447.9	425.7	322.3	336.8	47.7	1,580.4
Total benefits and expenses	389.8	348.0	274.5	297.9	44.0	1,354.2
Income (loss) from operations before income taxes	$58.1	$77.7	$47.8	$38.9	$3.7	$226.2
As of September 30, 2012:
Total assets	$185.2	$12,518.6	$7,669.2	$6,622.1	$2,502.6	$29,497.7

12. Subsequent Events
On November 5, 2013, the Company declared a dividend of $0.09 per common share, or approximately $10.6 in total, to shareholders of record on November 19, 2013. The dividend will be paid on or about December 6, 2013.

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
Our Operations
We manage our business through three divisions composed of four business segments:
Benefits Division

•	Benefits. We offer medical stop-loss, limited benefit medical and group life and disability income (DI) insurance products and services to employers, unions, and public agencies.
Retirement Division

•	Deferred Annuities. We offer fixed deferred annuities, including fixed indexed annuities (FIA), and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•
Income Annuities. We offer single premium immediate annuities (SPIAs) to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement. We also service our block of structured settlement policies and offer funding services options to existing structured settlement clients.

Individual Life Division

•
Individual Life. We offer individual life insurance products such as term and universal life insurance. We also offer institutional products, including bank-owned life insurance (BOLI) and variable corporate-owned life insurance (COLI).

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

Current Outlook, Economic Factors and Trends
Interest rates are among the most important economic factors we consider in managing the Company and establishing future strategic direction. During July and August of 2013, the benchmark interest rate (10-year U.S. Treasury yield) continued an upward trajectory begun in second quarter, until reversing course in late September. The improved interest rate environment during most of the quarter, coupled with expanded distribution, helped drive sales growth of our fixed deferred annuities, including fixed indexed annuities. We expect strong sales of fixed deferred annuities to continue in the fourth quarter.
We continue to experience downward pressure on our asset yields. Yields on new asset purchases in the third quarter, though generally improved from the first half of 2013, remain low relative to historical rates, and we continue to face difficulties finding an adequate supply of investments that meet our quality standards. Against this backdrop, we are investing new deposits from strong annuity sales and reinvesting cash flows from significant levels of investment prepayments, as well as scheduled cash flows from our investment portfolio. We received prepayment-related fee income of $44.9 during the nine months ended September 30, 2013, compared to $13.9 in the same period in 2012. The majority of this activity was related to our corporate bond prepayments, as bonds with a total amortized cost of $434.7 were called through September 30, 2013. We expect prepayments to continue during this low interest rate environment. To help maintain our yields, we continue to pursue originations of commercial mortgage loans that we underwrite, and we have modestly increased our investments in foreign securities. For further discussion of our investment results and portfolio refer to - “Investments.”
The products we sell through our Benefits division are experiencing heightened competition, particularly price competition, which may constrain our ability to grow. Market participants, including major health insurers, appear to be increasing their focus on medical stop-loss. In the group life and DI marketplace, we are seeing less movement of existing business between carriers. We believe this competitive environment is, at least in part, a result of healthcare reform as employers are focused on implementation of the provisions of the Affordable Care Act. We are staying disciplined and are focused on underwriting and pricing our products and services in alignment with our established pricing targets.
We continue to focus on the strategies outlined in Item 1 - “Business - Our Strategies” in our 2012 10-K. Our 2013 focus includes profitable growth of our core businesses and executing on our strategic initiatives. We believe we have adequate levels of capital to support our priorities - organic growth, transactional growth and capital actions. Organic growth remains our top priority, and we are pleased with the increase in deferred annuity sales during the quarter. Capital actions include our stock repurchase program that began in February 2013; however, we did not repurchase common stock during third quarter 2013 and only expect to be opportunistic buyers of our common stock in the fourth quarter.
In addition to the matters described herein, we continue to be affected by the economic factors and trends described in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” of our 2012 10-K.
The success of our business and the successful execution of our strategies may be affected by the factors discussed in Item 1A - “Risk Factors” in our 2012 10-K and other factors as discussed herein. We continually monitor developments that affect our business.
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
Sources of Revenues and Expenses
Our primary sources of revenues from our insurance operations are premiums, net investment income and policy fees and contract charges. We also generate net realized investment gains (losses), primarily on sales or impairment of our investments, and changes in fair value on our equity trading portfolio and derivative financial instruments. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, and general business and operating expenses, net of DAC deferrals. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount and time study results.
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

	As of September 30, 2013	As of December 31, 2012
Total stockholders’ equity	$3,012.8	$3,630.1
Less: accumulated other comprehensive income (AOCI)	719.0	1,371.2
Adjusted book value*	2,293.8	2,258.9
Add: Assumed proceeds from exercise of warrants	—	218.1
Adjusted book value, as converted*	$2,293.8	$2,477.0
Book value per common share (1)	$25.58	$26.29
Adjusted book value per common share (2)*	$19.47	$18.97
Adjusted book value per common share, as converted (3)*	$19.47	$17.94

	For the Twelve Months Ended
	September 30, 2013	December 31, 2012
Return on stockholders’ equity, or ROE	5.5%	6.1%
Net income (4)	$187.3	$205.4
Average stockholders’ equity (5)	3,385.7	3,383.9
Operating return on average equity, or ROAE*	8.1%	8.5%
Adjusted operating income (6)*	$183.6	$185.3
Average adjusted book value (7)*	2,271.6	2,185.7
_________________

*	Represents a non-GAAP measure.

(1)
Book value per common share is calculated as stockholders’ equity divided by the sum of common shares outstanding and shares subject to warrants in the periods they were outstanding. These shares totaled 117.800 and 138.064 as of September 30, 2013 and December 31, 2012, respectively. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5.298 shares of common stock.

(2)
Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 117.800 and 119.088 as of September 30, 2013 and December 31, 2012, respectively.

(3)
Adjusted book value per common share, as converted, is calculated as adjusted book value, as converted divided by the sum of common shares outstanding and shares subject to warrants in the periods they were outstanding. These shares totaled 117.800 and 138.064 as of September 30, 2013 and December 31, 2012, respectively. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5.298 shares of common stock. As of September 30, 2013 this measure is equivalent to adjusted book value per share.

(4)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended September 30, 2013, this consisted of quarterly net income of $45.3, $45.0, $66.0 and $31.0.

(5)
Ending stockholder’s equity balances for the most recent five quarters are used in the calculation of ROE. As of September 30, 2013, stockholder’s equity for the most recent five quarters was $3,012.8, $3,040.1, $3,604.2, $3,630.1 and $3,641.2. As of December 31, 2012, stockholder’s equity for the most recent five quarters was $3,630.1, $3,641.2, $3,378.4, $3,154.7, and $3,114.9.

(6)
Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended September 30, 2013, this consisted of quarterly adjusted operating income of $48.9, $51.4, $50.4 and $32.9. Adjusted operating income consists of net income, less after-tax net realized gains (losses), plus after-tax net realized and unrealized gains (losses) related to our FIA product. For the twelve months ended September 30, 2013, the net quarterly reconciling amounts to arrive at net income were $(3.6), $(6.4), $15.6 and $(1.9). For the twelve months ended December 31, 2012, adjusted operating income was $185.3, with a net reconciling amount of $20.1 to arrive at net income.

(7)
Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of September 30, 2013, adjusted book value for the most recent five quarters was $2,293.8, $2,257.5, $2,311.1, $2,258.9 and $2,236.9 AOCI, for the most recent five quarters was $719.0, $782.6, $1,293.1, $1,371.2 and $1,404.3. As of December 31, 2012, adjusted book value of the most recent five quarters was $2,258.9, $2,236.9, $2,190.4, $2,154.6 and $2,087.6. AOCI, for the most recent five quarters was $1,371.2, $1,404.3, $1,188.0, $1,000.1 and $1,027.3.

Results of Operations
The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.
Total Company
Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Revenues:
Premiums	$156.0	$154.1	1.2%	$470.4	$451.2	4.3%
Net investment income	326.4	312.3	4.5	968.7	952.0	1.8
Policy fees, contract charges, and other	48.3	47.1	2.5	146.7	142.2	3.2
Net realized investment gains (losses)	(4.6)	15.5	*	10.6	35.0	(69.7)
Total revenues	526.1	529.0	(0.5)	1,596.4	1,580.4	1.0
Benefits and expenses:
Policyholder benefits and claims	118.5	111.1	6.7	353.2	320.8	10.1
Interest credited	235.3	235.4	—	696.3	695.2	0.2
Other underwriting and operating expenses	90.6	88.9	1.9	274.3	264.5	3.7
Interest expense	8.3	8.2	1.2	24.7	24.6	0.4
Amortization of deferred policy acquisition costs	20.2	17.9	12.8	56.3	49.1	14.7
Total benefits and expenses	472.9	461.5	2.5	1,404.8	1,354.2	3.7
Income from operations before income taxes	53.2	67.5	(21.2)	191.6	226.2	(15.3)
Total provision for income taxes	7.9	12.3	(35.8)	35.3	51.8	(31.9)
Net income	$45.3	$55.2	(17.9)%	$156.3	$174.4	(10.4)%
Net income per common share (1):
Basic	0.38	0.40	(5.0)%	1.21	1.26	(4.0)%
Diluted	0.38	0.40	(5.0)	1.21	1.26	(4.0)
Weighted-average common shares outstanding:
Basic	117.802	138.091	(14.7)%	129.574	137.986	(6.1)%
Diluted	117.804	138.094	(14.7)	129.579	137.990	(6.1)
Non-GAAP Financial Measures:
Adjusted operating income	$48.9	$45.9	6.5%	$150.7	$152.4	(1.1)%
Adjusted operating income per common share:
Basic	0.42	0.33	27.3%	1.16	1.10	5.5%
Diluted	0.42	0.33	27.3	1.16	1.10	5.5

Net income	$45.3	$55.2	(17.9)	$156.3	$174.4	(10.4)
Less: Net realized investment gains (losses) (net of taxes of $(1.6), $5.4, $3.7 and $12.2)	(3.0)	10.1	*	6.9	22.8	(69.7)
Add: Net realized gains (losses) – FIA (net of taxes of $0.3, $0.3, $0.7 and $0.3)	0.6	0.8	(25.0)	1.3	0.8	62.5
Adjusted operating income	$48.9	$45.9	6.5%	$150.7	$152.4	(1.1)%
__________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)
Basic net income and adjusted operating income per common share include all participating securities using the two-class method. Diluted net income and adjusted operating income per common share include the dilutive impact of non-participating securities, based on the application of the treasury stock method. Shares included in these calculations were weighted for the portion of the period they were outstanding. Antidilutive awards were excluded from the computation of diluted earnings per share. Historically, our outstanding warrants were considered participating securities and included in basic and diluted weighted-average common shares outstanding. For the three and nine months ended September 30, 2013, these measures reflect the net-share settlement of the warrants on June 20, 2013, resulting in the issuance of 5.298 common shares.

The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Segment pre-tax adjusted operating income (loss):
Benefits	$15.2	$16.7	(9.0)%	$45.0	$58.1	(22.5)%
Deferred Annuities	23.9	24.0	(0.4)	80.0	73.6	8.7
Income Annuities	7.1	8.6	(17.4)	25.9	39.9	(35.1)
Individual Life	15.8	13.8	14.5	41.5	41.5	—
Other	(3.3)	(10.0)	(67.0)	(9.4)	(20.8)	(54.8)
Pre-tax adjusted operating income (1)	$58.7	$53.1	10.5%	$183.0	$192.3	(4.8)%
Add: Net realized investment gains (losses), excluding FIA	(5.5)	14.4	*	8.6	33.9	(74.6)
Income from operations before incomes taxes	$53.2	$67.5	(21.2)%	$191.6	$226.2	(15.3)%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Summary of Results
Net income decreased $9.9, as a result of pre-tax net realized investment losses in third quarter 2013, compared with gains for third quarter 2012. This was partially offset by higher pre-tax adjusted operating income and a lower provision for income taxes.
Net realized investment losses for third quarter 2013 were $4.6, compared to gains of $15.5 in third quarter 2012. The decline stemmed primarily from lower mark-to-market gains on our equity trading portfolio. For further discussion of our investment results and portfolio refer to — “Investments.”
The effective tax rate, which was 14.8% for third quarter 2013 compared to 18.2% for the same period in 2012, declined due to an increase in benefits from our tax credit investments. Quarterly, we adjust our provision to reflect our estimated annual effective tax rate. For the full year 2013, we expect our effective tax rate to be approximately 18%.
Further discussion of adjusted operating income drivers:
Pre-tax adjusted operating income increased $5.6 from third quarter 2012. In addition to the segment drivers discussed below, results include the net impact of prepayment-related investment income, which added $13.2 to income in third quarter 2013. This consisted of investment income totaling $18.6 (primarily bond make-whole premiums from investments in our Deferred Annuities segment), partially offset by $5.4 of related DAC and DSI amortization. In third quarter 2012, we received $4.2 of prepayment-related income with no related amortization. Prepayment-related fees increase current period investment income; however, reinvestment of the proceeds and other cash flows generated by our portfolios at current market rates will result in lower investment income and overall yields in the future. If interest rates rise, investment prepayments may decrease and opportunities to reinvest cash flows at higher rates will improve.
Additionally, we perform our annual unlocking during the third quarter, which includes a comprehensive review of actuarial assumptions used for estimates of future gross profits underlying the amortization of deferred acquisition costs, deferred sales inducement assets and certain reserves related to life insurance products. Among other factors, these actuarial assumptions include future investment yields, interest spreads, mortality, expenses and lapses. Changes to these future assumptions result in adjustments that increase or decrease assets and liabilities amortized based on estimated gross profits. Annual unlocking charges totaled $2.3 in third quarter 2013, driven by changes in our future investment yield and lapse assumptions, compared with $3.9 of unlocking charges in third quarter 2012.
Our Benefits segment’s profitability decreased $1.5 for the three months ended September 30, 2013, compared with the same period in 2012, due to a less favorable loss ratio. The loss ratio for third quarter 2013 was 67.3%, compared to 65.5% for third quarter 2012.

Our Deferred Annuities segment’s profitability was essentially unchanged due to higher investment income from prepayment-related activity, which offset higher non-deferrable distribution costs related to our significant increase in sales, and the impact of annual unlocking.
Our Income Annuities segment’s profitability decreased $1.5 driven by lower mortality gains.
Our Individual Life segment’s profitability increased $2.0, driven by higher prepayment-related income and a favorable impact from unlocking. This was partially offset by higher BOLI claims.

Our Other segment’s losses decreased $6.7 primarily due to higher net investment income, compared with net investment losses in third quarter 2012.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Summary of Results
Net income decreased $18.1 primarily as a result of lower pre-tax adjusted operating income and lower net realized investment gains. These were partially offset by a $16.5 decrease in the provision for income taxes on lower pre-tax earnings and a lower effective tax rate. The effective tax rate declined to 18.4% for the nine months ended September 30, 2013 from 22.9% for the same period in 2012 due to an increase in benefits from our tax credit investments. We expect our full-year 2013 effective tax rate to be approximately 18%.
Net realized investment gains for the nine months ended September 30, 2013 decreased $24.4 compared to the nine months ended September 30, 2012. The decrease was driven by net losses on sales in our fixed maturity portfolio, which were $9.4 for the nine months ended September 30, 2013, compared to net gains of $26.1 for the same period in 2012. This was partially offset by higher net equity gains and an improvement in impairments on our fixed maturities. For further discussion of our investment results and portfolio refer to — “Investments.”
Further discussion of adjusted operating income drivers:
Pre-tax adjusted operating income declined $9.3 from the nine months ended September 30, 2012. Segment results discussed below include prepayment-related investment income of $30.7, which consisted of $44.9 of net investment income related to investment prepayments, partially offset by $14.2 of related DAC and DSI amortization. In the nine months ended September 30, 2012, we received $13.9 of prepayment-related income with no related amortization.
Our Benefits segment’s profitability decreased $13.1 for the nine months ended September 30, 2013, compared with the same period in 2012. This was driven by a higher loss ratio on our medical stop-loss business and higher operating expenses primarily related to the expansion of our group life and DI business. The loss ratio increased to 67.4% for the nine months ended September 30, 2013, compared to 64.2% for the same period in 2012.
Our Deferred Annuities segment’s profitability increased $6.4 due to higher income from investment prepayments, which was partially offset by lower spreads on our traditional fixed deferred annuity business.
Our Income Annuities segment’s profitability decreased $14.0 driven by lower mortality gains and a lower interest margin.
Our Individual Life segment’s profitability remained flat, as favorable impacts of prepayment-related income and annual unlocking in 2013 were offset by higher claims on our BOLI block of business and smaller contributions from our decreasing block of term life business.
Our Other segment’s losses decreased $11.4 primarily due to higher net investment income.
Segment Operating Results
The results of operations and selected operating metrics for our three divisions composed of five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three and nine months ended September 30, 2013 and 2012 are set forth in the following sections.

Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Premiums	$147.4	$144.9	1.7%	$444.0	$423.3	4.9%
Net investment income	5.2	5.5	(5.5)	15.5	16.2	(4.3)
Policy fees, contract charges, and other	3.5	1.9	84.2	10.4	8.4	23.8
Total operating revenues	156.1	152.3	2.5	469.9	447.9	4.9
Benefits and expenses:
Policyholder benefits and claims	99.2	94.9	4.5	299.1	271.8	10.0
Other underwriting and operating expenses	41.7	40.7	2.5	125.8	118.0	6.6
Total benefits and expenses	140.9	135.6	3.9	424.9	389.8	9.0
Segment pre-tax adjusted operating income	$15.2	$16.7	(9.0)%	$45.0	$58.1	(22.5)%
The following table sets forth selected historical operating metrics relating to our Benefits segment for the three and nine months ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Loss ratio (1)	67.3%	65.5%	67.4%	64.2%
Expense ratio (2)	28.1	27.9	28.2	27.8
Combined ratio (3)	95.4	93.4	95.6	92.0
Medical stop-loss – loss ratio (4)	67.2	66.4	67.5	64.7
Total sales (5)	$19.0	$31.3	$106.8	$133.6
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Summary of Results
Benefits' pre-tax adjusted operating income decreased $1.5, driven by a higher loss ratio. The loss ratio increased to 67.3% for the three months ended September 30, 2013, compared to 65.5% for the same period in 2012. Loss ratios can vary widely from period to period, and we expect the full-year 2013 loss ratio will be a couple percentage points above the high end of our target range of 63%–65%. We have taken pricing action that we anticipate will reduce the loss ratio to target levels in 2014, as we continue to manage our medical stop-loss business for profitability.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $2.5, the result of growth in our group life and DI line of business.
Benefits and Expenses
Policyholder benefits and claims increased $4.3 driven by higher claims frequency in our medical stop-loss business and higher group life and DI claims due to growth in the line of business.

The $1.0 increase in other underwriting and operating expenses was, as expected, driven by expenses from the expansion of our group life and DI business.

Sales
Sales for third quarter totaled $19.0, compared to sales of $31.3 for the same period in 2012. Medical stop-loss sales declined $12.1, reflecting a competitive market and our focus on achieving adequate pricing on new and renewal medical stop-loss business.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $13.1, primarily the result of a higher loss ratio and increased operating expenses. The loss ratio increased to 67.4% for the nine months ended September 30, 2013, compared to 64.2% for the same period in 2012.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $20.7 driven by growth of our group life and DI business and strong post-January medical stop-loss sales in 2012.
Benefits and Expenses
Policyholder benefits and claims increased $27.3 driven by growth in our medical stop loss business and higher claims frequency. Also contributing to the increase were higher group life and DI claims due to the growth in this line of business and higher limited benefit medical claims.
The $7.8 increase in other underwriting and operating expenses was driven by expenses to support the expansion of our group life and DI business.
Sales
Sales for the nine months ended September 30, 2013 totaled $106.8, compared to sales of $133.6 for the same period in 2012. Medical stop-loss sales declined $32.2, reflecting a competitive market. This was partially offset by an $11.4 increase in group life and DI sales as we focused on this market.

Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$145.0	$135.6	6.9%	$424.4	$405.2	4.7%
Policy fees, contract charges, and other	5.8	5.1	13.7	16.9	15.3	10.5
Net realized gains (losses) – FIA	0.9	1.1	(18.2)	2.0	1.1	81.8
Total operating revenues	151.7	141.8	7.0	443.3	421.6	5.1
Benefits and expenses:
Policyholder benefits and claims	0.2	—	*	0.4	—	*
Interest credited	86.6	85.2	1.6	250.3	248.2	0.8
Other underwriting and operating expenses	23.3	19.5	19.5	64.6	59.7	8.2
Amortization of deferred policy acquisition costs	17.7	13.1	35.1	48.0	40.1	19.7
Total benefits and expenses	127.8	117.8	8.5	363.3	348.0	4.4
Segment pre-tax adjusted operating income	$23.9	$24.0	(0.4)%	$80.0	$73.6	8.7%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the three and nine months ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed account values, excluding FIA - General account	$10,790.0	$10,722.9
Fixed account values, FIA - General account	1,321.8	264.3
Variable account values - Separate account	792.3	734.3
Interest spread (1)	2.05%	1.83%	2.08%	1.88%
Base earned yield	4.60	4.82	4.65	4.87
Base credited yield	2.88	3.04	2.87	3.03
Base interest spread (2)	1.72%	1.78%	1.78%	1.84%
Total sales (3)	$747.1	$166.5	$1,510.6	$845.8
_________________

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
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $0.1, essentially unchanged from third quarter 2012. Prepayment-related income was $7.4, net of related amortization, in the third quarter of 2013, compared to $2.6 in the third quarter of 2012. This was offset by increased distribution expenses driven by significantly higher sales, as well as the impact of annual unlocking. Annual unlocking adjustments decreased pre-tax adjusted operating income by $3.5 in the third quarter 2013 compared to $1.2 in the third quarter 2012.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues
Net investment income increased $9.4, driven by $12.6 of prepayment-related income received in the third quarter of 2013, compared to $2.6 received in the third quarter of 2012. Investment income also benefited from an increase in average invested assets due to higher account values, primarily related to growth in our FIA business. This was offset by lower portfolio yields, which was the result of lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.
Benefits and Expenses
Interest credited increased $1.4 when compared to third quarter of 2012 as a result of higher interest from growth in our FIA account value and increased DSI amortization. Increased DSI amortization was driven by annual unlocking and amortization due to third quarter 2013 prepayment-related investment income. These were partially offset by lower interest credited on traditional deferred annuities, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business in the low interest rate environment.
Unlocking related to prepayment-related investment income and annual unlocking also drove the increase in DAC amortization.
Other underwriting and operating expenses increased $3.8, primarily related to non-deferrable distribution expenses from higher sales.
Sales
Deferred Annuities’ sales increased significantly, to $747.1 for the three months ended September 30, 2013 compared to $166.5 for the same period in 2012. This was primarily the result of higher sales of our FIA product, which increased to $448.2 in the third quarter of 2013 compared to $43.2 in the third quarter of 2012. Expanded bank distribution and more favorable interest rates drove the FIA sales growth. More favorable interest rates also spurred higher sales of traditional fixed deferred annuities, which increased by $175.9. Sales are key to our efforts to grow our business and an important component of net cash flows. Although sales do not significantly affect current period pre-tax adjusted income, they are an important indicator of future profitability.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income increased $6.4, primarily driven by higher investment income from prepayment-related activity. Prepayment-related income was $18.1, net of related amortization, for the nine months ended September 30, 2013, compared to $4.8 in the same period of 2012. This was partially offset by lower base spreads on our traditional fixed deferred annuity business and higher non-deferrable distribution expenses related to increased FIA sales.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $19.2, driven by $31.9 of prepayment-related income received year-to-date in 2013, compared to $4.8 received in the same period in 2012, and an increase in invested assets due to higher FIA account value. This was partially offset by lower portfolio yields as a result of lower yields on fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.
Benefits and Expenses
The $2.1 increase in interest credited was driven by higher interest from growth in our FIA account value and DSI amortization related to the unlocking impact from higher prepayment-related investment income. These were partially offset by lower interest credited on traditional fixed annuities, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business.
Unlocking from prepayment-related investment income and the impact of annual unlocking also drove the increase in DAC amortization.
Other underwriting and operating expenses increased $4.9, primarily related to increased non-deferrable distribution expenses associated with higher FIA sales and increased employee-related expenses.

Sales
Deferred Annuities’ sales increased 78.6% to $1,510.6 for the nine months ended September 30, 2013 compared to $845.8 for the same period in 2012. This was primarily the result of higher sales of our FIA product, which totaled $906.7 in 2013 compared to $176.8 in the same period in 2012. Expanded bank distribution of our FIA product has helped to diversify our deferred annuity sales with more key partners.

Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$98.4	$100.9	(2.5)%	$299.0	$309.5	(3.4)%
Policy fees, contract charges, and other	0.2	1.7	(88.2)	2.3	4.9	(53.1)
Total operating revenues	98.6	102.6	(3.9)	301.3	314.4	(4.2)
Benefits and expenses:
Interest credited	85.7	87.7	(2.3)	256.9	255.1	0.7
Other underwriting and operating expenses	4.9	5.4	(9.3)	15.7	17.0	(7.6)
Amortization of deferred policy acquisition costs	0.9	0.9	—	2.8	2.4	16.7
Total benefits and expenses	91.5	94.0	(2.7)	275.4	274.5	0.3
Segment pre-tax adjusted operating income	$7.1	$8.6	(17.4)%	$25.9	$39.9	(35.1)%
The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the three and nine months ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Reserves (1)	$6,484.6	$6,576.7
Interest spread (2)	0.61%	0.56%	0.62%	0.61%
Base earned yield	6.02	6.04	6.03	6.10
Base credited yield	5.49	5.52	5.51	5.56
Base interest spread (3)	0.53%	0.52%	0.52%	0.54%
Mortality gains (losses) (4)	$1.1	$2.0	$6.6	$13.8
Total sales (5)	38.9	49.5	125.1	200.6
_________________

(1)
Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)
Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets, excluding equities, in the general account attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.

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
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $1.5 primarily due to lower mortality gains. Mortality gains were $1.1 for the three months ended September 30, 2013, compared to gains of $2.0 for the same period in 2012.

In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $2.5, primarily due to lower average invested assets, related to lower reserves, and lower investment yields. Additionally, over the past year, we have modestly increased allocations to equity securities in this segment, which reduces investment income. We believe that prudent levels of investments in equity securities support asset and liability matching strategies for long-duration insurance products and provide enhanced long-term after-tax total returns.

Policy fees, contract charges, and other decreased $1.5, as third quarter 2012 results include revenue from sales of third-party structured settlements. The sales agreement with the third party was terminated effective January 1, 2013.
Benefits and Expenses
Interest credited decreased $2.0 driven by lower crediting rates on lower reserves and a higher impact from funding services activities, which was partially offset by a decrease in mortality gains. Mortality gains decrease interest credited in the period incurred, and can fluctuate significantly from quarter to quarter.
Sales
Sales decreased $10.6 largely due to the discontinuance of structured settlement sales in late 2012. Single-premium immediate annuities sales were down slightly, as sales continue to be challenged by pricing competition in the low interest rate environment.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $14.0 primarily due to lower mortality gains. Mortality gains were $6.6 for the nine months ended September 30, 2013, compared to gains of $13.8 for the same period in 2012. In addition, lower reserves resulted in a decline in our interest margin.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $10.5, primarily due to lower yields and lower average invested assets. The decline in yields was driven by lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.
Policy fees, contract charges, and other decreased $2.6, driven by lower fee revenue from sales of third-party structured settlements. The sales agreement with the third party was terminated effective January 1, 2013.
Benefits and Expenses
Interest credited increased $1.8 driven by lower mortality gains, which were partially offset by lower crediting rates on lower reserves.
Other underwriting and operating expenses decreased $1.3 driven by lower expenses due to the discontinuation of structured settlement sales.
Sales
Sales decreased $75.5 primarily due to lower structured settlement annuity sales, as we discontinued sales in December 2012.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Premiums	$8.6	$9.2	(6.5)%	$26.4	$27.9	(5.4)%
Net investment income	72.6	71.1	2.1	211.5	214.5	(1.4)
Policy fees, contract charges, and other	34.1	32.7	4.3	101.1	97.0	4.2
Total operating revenues	115.3	113.0	2.0	339.0	339.4	(0.1)
Benefits and expenses:
Policyholder benefits and claims	19.1	16.2	17.9	53.7	49.0	9.6
Interest credited	63.4	62.9	0.8	190.4	193.4	(1.6)
Other underwriting and operating expenses	15.4	16.2	(4.9)	47.9	48.9	(2.0)
Amortization of deferred policy acquisition costs	1.6	3.9	(59.0)	5.5	6.6	(16.7)
Total benefits and expenses	99.5	99.2	0.3	297.5	297.9	(0.1)
Segment pre-tax adjusted operating income	$15.8	$13.8	14.5%	$41.5	$41.5	—
The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the three and nine months ended:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Individual insurance:
Individual claims (1)	$14.0	$13.9	$43.4	$44.7
UL account value (2)	717.6	717.3
UL interest spread (3)	2.44%	1.44%	2.11%	1.61%
UL base interest spread (4)	1.41	1.58	1.43	1.64
Sales (5)	$3.9	$1.6	$9.2	$7.8
Institutional Markets:
BOLI account value (2)	$4,764.8	$4,621.9
BOLI ROA (6)	0.78%	1.07%	0.84%	1.02%
BOLI base ROA (7)	0.64	1.02	0.77	0.95
BOLI sales (8)	$—	$—	$—	$2.0
COLI single premium sales (8)	0.7	—	3.4	—
COLI recurring premium sales (9)	0.4	—	3.4	—
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	UL account value and BOLI account value represent our liabilities to our policyholders.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income increased $2.0 primarily driven by higher prepayment-related investment income and a favorable impact from annual unlocking. These were partially offset by a lower base BOLI ROA driven by an increase in BOLI claims and lower reinvestment rates.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $1.5 driven by higher prepayment-related investment income, which totaled $3.6 in the third quarter 2013 compared to $0.7 in third quarter 2012, and an increase in average invested assets, mainly due to growth in BOLI account value. This was partially offset by lower yields on asset purchases over the past twelve months.
Policy fees, contract charges, and other increased $1.4 due to higher COI and administrative fees on our BOLI business.
Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $3.4, primarily due to higher BOLI claims and growth in account value, partially offset by lower crediting rates on our BOLI business.
Amortization of deferred acquisition costs decreased $2.3 primarily due to a $0.3 favorable impact of annual unlocking in the third quarter of 2013, compared to an unfavorable impact of $2.4 in the third quarter of 2012.
Sales
Sales of individual life products were $3.9 for the three months ended September 30, 2013, compared to $1.6 for the same period in 2012, due to increased distribution of our Symetra Classic Universal Life (Classic UL) product through an expanded brokerage general agency (BGA) distribution network.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Summary of Results
Segment pre-tax adjusted operating income remained flat, as higher prepayment-related income and favorable impact of annual unlocking were offset by a lower BOLI base ROA and lower earnings contributions from our decreasing block of term life business. The decline in the BOLI base ROA was driven by an increase in BOLI claims.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums decreased $1.5, which was driven by a reduction in premiums from a smaller block of our term life business.
Net investment income decreased $3.0 due primarily to lower yields on asset purchases over the past twelve months. This was partially offset by an increase in average invested assets, mainly due to growth in BOLI account value, and an increase in prepayment-related income. Prepayment-related income totaled $6.3 year-to-date in 2013 compared to $2.8 in the same period of 2012.
Policy fees, contract charges, and other increased $4.1 primarily due to higher COI and administrative fees on our BOLI business.

Benefits and Expenses
Benefit-related expenses increased $1.7, driven by higher BOLI claims and growth in account value. This was partially offset by lower claims on our UL business and lower crediting rates on our BOLI business.

Sales
Sales of individual life products increased to $9.2 for the nine months ended September 30, 2013, compared to $7.8 for the same period in 2012, due to higher sales of our Classic UL product. This was partially offset by lower sales of SPL policies.
Other
The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended September 30,		QTD Variance (%)	For the Nine Months Ended September 30,		YTD Variance (%)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Operating revenues:
Net investment income	$5.2	$(0.8)	*	$18.3	$6.6	*
Policy fees, contract charges, and other	4.7	5.7	(17.5)%	16.0	16.6	(3.6)%
Total operating revenues	9.9	4.9	*	34.3	23.2	47.8
Benefits and expenses:
Interest credited	(0.4)	(0.4)	—	(1.3)	(1.5)	(13.3)
Other underwriting and operating expenses	5.3	7.1	(25.4)	20.3	20.9	(2.9)
Interest expense	8.3	8.2	1.2	24.7	24.6	0.4
Total benefits and expenses	13.2	14.9	(11.4)	43.7	44.0	(0.7)
Segment pre-tax adjusted operating loss	$(3.3)	$(10.0)	(67.0)%	$(9.4)	$(20.8)	(54.8)%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $3.3 for the three months ended September 30, 2013 compared with losses of $10.0 for the same period in 2012. This improvement in results was due to higher net investment income, mainly related to tax credit and alternative investments and prepayment related income. Amortization of tax credit investments, which is recorded as a reduction to net investment income, decreased compared to 2012. In the third quarter of 2012, we had higher amortization of our tax credit investments based on the acceleration of tax deductions of certain partnerships. Tax credit investments reduce investment income, but provide tax benefits that help decrease our effective tax rate. See “Investments - Investments in Limited Partnerships - Tax Credit Investments” for further information.
Operating expenses decreased $1.8, as third quarter 2012 included expenses related to exploration of acquisition opportunities. Additionally, expenses related to our broker-dealer were lower in third quarter 2013 compared to third quarter 2012.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $9.4 for the nine months ended September 30, 2013 compared with losses of $20.8 for the same period in 2012. This improvement in results was due to higher net investment income, primarily from higher average invested assets, as well as returns on our investments in private equity funds.

Investments
Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of September 30, 2013 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our equity and equity-like investments include common stock, REITs and convertible securities. These investments mainly support investment strategies, including asset and liability matching strategies, for certain long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity and equity-like investments offer enhanced long-term, after-tax total returns.
The following table presents the composition of our investment portfolio:

	As of September 30, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,636.0	81.9%	$22,699.4	82.4%
Private	670.5	2.4	819.6	3.0
Marketable equity securities, available-for-sale (1)	87.1	0.3	49.6	0.2
Marketable equity securities, trading (2)	509.4	1.9	552.7	2.0
Mortgage loans, net	3,376.8	12.2	3,094.4	11.2
Policy loans	64.2	0.2	65.8	0.2
Investments in limited partnerships (3):
Private equity funds	35.9	0.1	28.6	0.1
Tax credit investments	217.2	0.8	210.7	0.8
Other invested assets	44.0	0.2	35.6	0.1
Total	$27,641.1	100.0%	$27,556.4	100.0%
____________________

(1)	Primarily includes non-redeemable preferred stock, and as of September 30, 2013, certain investments in common stock.

(2)	Includes investments in common stock, REITs and mutual funds.

(3)	Investments in private equity funds are carried at fair value, and our tax credit investments are carried at amortized cost.
Invested assets increased $84.7 during the first nine months of 2013 primarily due to growth from sales of deferred annuities, partially offset by a decline in the net unrealized gain position of our available-for-sale fixed maturities. As of September 30, 2013 and December 31, 2012, we had net unrealized gains of $1.3 billion and $2.4 billion, respectively, on our fixed maturity portfolio. This decline in unrealized gains was driven by an increase in benchmark 10-year U.S. Treasury rates from 1.78% as of December 31, 2012 to 2.64% as of September 30, 2013.

Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.24%	$283.4	5.23%	$276.9
Marketable equity securities, available-for-sale	4.37	0.6	4.42	0.6
Marketable equity securities, trading	2.84	3.3	2.73	3.3
Mortgage loans, net	5.84	48.7	6.05	43.9
Policy loans	5.63	0.8	5.60	1.0
Investments in limited partnerships:
Private equity funds	12.99	0.8	(1.58)	(0.1)
Tax credit investments (2)	*	(5.0)	*	(7.6)
Other income producing assets (3)	2.14	1.5	2.79	1.8
Gross investment income before investment expenses	5.11	334.1	5.07	319.8
Investment expenses	(0.12)	(7.7)	(0.12)	(7.5)
Net investment income	4.99%	$326.4	4.95%	$312.3
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $6.4 and $4.3 for the three months ended September 30, 2013 and 2012, respectively.

(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
For the three months ended September 30, 2013, net investment income increased 4.5% compared to the same period in 2012, driven by an increase in prepayment income and an increase in average invested assets. We continue to experience prepayment activity and related prepayment income as a result of the low interest rate environment, which has mainly affected our fixed maturities. Prepayment-related activities generated income of $18.6, or 28 basis points (bps) of yield, in the three months ended September 30, 2013, compared to $4.2, or 6bps of yield, in the same period in 2012. These prepayment-related activities, the majority of which affected our fixed maturities, were on securities with an amortized cost of $152.8 and $26.3 for the three months ended September 30, 2013 and 2012, respectively. Prepayment-related income includes make-whole premiums and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads.
Although prepayment-related income increased overall yields in the periods received, this increase was partially offset by lower investment yield as a result of the prolonged low interest rate environment. In an attempt to mitigate the effects of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. In addition, we strategically increased our investment in high-quality foreign corporate securities with a focus on investment grade securities which is discussed further in “– Exposure to European Fixed Maturity Securities.”

The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.25%	$840.5	5.31%	$842.6
Marketable equity securities, available-for-sale	5.70	2.3	5.77	2.3
Marketable equity securities, trading	2.78	9.6	2.78	8.9
Mortgage loans, net	5.79	140.7	6.14	126.5
Policy loans	5.66	2.7	5.61	2.9
Investments in limited partnerships:
Private equity and hedge funds	28.11	5.0	2.91	0.5
Tax credit investments (2)	*	(14.7)	*	(16.5)
Other income producing assets (3)	2.65	5.7	2.62	5.7
Gross investment income before investment expenses	5.13	991.8	5.18	972.9
Investment expenses	(0.12)	(23.1)	(0.11)	(20.9)
Net investment income	5.01%	$968.7	5.07%	$952.0
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $18.1 and $13.0 for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
For the nine months ended September 30, 2013, net investment income increased 1.8% compared to the same period in 2012, driven by an increase in prepayment income and an increase in average invested assets, partially offset by a decrease in yield. Prepayment-related activity generated income of $44.9, or 24bps of yield, in the nine months ended September 30, 2013, compared to $13.9, or 7bps of yield, in the same period in 2012. These prepayment-related activities, the majority of which affected our fixed maturities, were on securities with an amortized cost of $434.7 and $129.7 for the nine months ended September 30, 2013 and 2012, respectively.
Excluding the impacts from prepayments, yields on our entire investment portfolio decreased to 4.77% for the nine months ended September 30, 2013 from 5.00% for the same period in 2012. This reduction reflects the prolonged low interest rate environment. In an attempt to mitigate the effects of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We also modestly increased our investments in foreign securities, as we believe this asset class has quality investment opportunities that offer attractive yields.
We focus on originating loans at a consistent spread to comparable U.S. Treasuries. For the nine months ended September 30, 2013, we originated loans at a spread over U.S. Treasuries of approximately 270bps, compared with an approximate 345bps spread over U.S. Treasuries for the year ended December 31, 2012. Spreads to U.S. Treasuries are down during the current year compared to 2012, primarily due to a tightening of spreads among the lenders that are competing for loans that meet our underwriting standards. Additionally, U.S. Treasury rates have been low throughout 2012 and 2013, which has led to a decline in our overall mortgage loan portfolio yields.

Net Realized Investment Gains (Losses)
The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized gains on sales of fixed maturities	$2.4	$7.4	$8.0	$40.4
Gross realized losses on sales of fixed maturities	(7.4)	(6.4)	(17.4)	(14.3)
Impairments:
Total credit-related	(4.0)	(8.0)	(5.1)	(10.2)
Intent to sell	(2.2)	(5.3)	(10.3)	(15.0)
Total impairments	(6.2)	(13.3)	(15.4)	(25.2)
Net gains (losses) on trading securities	12.0	25.0	43.3	33.6
Other net investment gains (losses) (1):
Net realized gains (losses) - FIA	0.9	1.1	2.0	1.1
Other gross gains	6.2	5.3	26.3	12.1
Other gross losses	(12.5)	(3.6)	(36.2)	(12.7)
Net realized investment gains (losses)	$(4.6)	$15.5	$10.6	$35.0
____________________

(1)
This primarily consists of changes in fair value of derivatives instruments including embedded derivatives, changes in fair value of convertible bonds, gains (losses) on calls and redemptions, impairments of tax credit investments and the impact of net realized investment gains (losses) on DAC and DSI.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
In the third quarter 2013, our portfolio produced net realized losses of $4.6, as compared to gains of $15.5 for the same period in 2012. The net investment losses stemmed from lower marked-to-market gains on equities and net losses on sales of fixed maturities during the third quarter of 2013 compared to net gains on sales of fixed maturities during the third quarter of 2012, partially offset by lower impairments. For the three months ended September 30, 2013, our equity portfolio produced net realized gains of $12.0, compared to gains of $25.0 for the same period in 2012, which is discussed further in “– Return on Equity Investments.”
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
For the nine months ended September 30, 2013, our portfolio produced net realized gains of $10.6, as compared to gains of $35.0 for the same period in 2012. The decline in net realized gains was driven by net losses on sales of fixed maturities during the first nine months of 2013 compared to net gains on sales of fixed maturities during the first nine months of 2012. During 2012 we realized net gains related to the strategic sale of RMBS. This was partially offset by improved results on our equity investments and lower impairments. For the nine months ended September 30, 2013, our equity portfolio produced net realized gains of $43.3, compared to gains of $33.6 for the same period in 2012, which is discussed further in “– Return on Equity Investments.”
Impairments
We monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three months ended September 30, 2013 and 2012 were $6.2 and $13.3, respectively, primarily due to a decrease in credit-related impairments.
For the nine months ended September 30, 2013 and 2012, impairments were $15.4 and $25.2, respectively. The improvement in impairments was driven by both a $4.7 decrease in write-downs of securities we intend to sell, and a $5.1 decrease in credit-related impairments. For those issuers for which we recorded a credit-related impairment during 2013, we had remaining holdings with an amortized cost of $40.5 and a fair value of $40.2 as of September 30, 2013. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.

Fixed Maturity Securities
Fixed maturities represented approximately 84% and 85% of invested assets as of September 30, 2013 and December 31, 2012, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of September 30, 2013 and December 31, 2012, privately placed fixed maturities represented 2.9% and 3.5%, respectively, of our total fixed maturity portfolio at fair value.
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
The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of September 30, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$12,738.9	$13,594.4	58.3%	$12,193.2	$13,748.9	58.5%
2 BBB	8,069.4	8,494.1	36.5	7,638.9	8,490.9	36.1
Total investment grade	20,808.3	22,088.5	94.8	19,832.1	22,239.8	94.6
3 BB	613.3	637.3	2.7	644.6	683.7	2.9
4 B	481.4	491.7	2.1	475.5	488.4	2.1
5 CCC & lower	98.5	87.9	0.4	88.0	83.0	0.3
6 In or near default	0.6	1.1	—	33.2	24.1	0.1
Total below investment grade	1,193.8	1,218.0	5.2	1,241.3	1,279.2	5.4
Total	$22,002.1	$23,306.5	100.0%	$21,073.4	$23,519.0	100.0%
Below investment grade securities comprised 5.2% and 5.4% of our fixed maturities portfolio as of September 30, 2013 and December 31, 2012, respectively. We held NAIC 5 and 6 designated securities with gross unrealized losses of $14.9 as of September 30, 2013. Our analysis of these securities, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.
Certain of our fixed maturities are supported by guarantees from monoline bond insurers, the majority of which are municipal bonds. As of September 30, 2013, fixed maturities with monoline guarantees had an amortized cost of $427.3 and a fair value of $454.7, with gross unrealized losses of $0.9, compared to an amortized cost of $494.7 and a fair value of $531.0, with gross unrealized losses of $1.9 as of December 31, 2012. The credit ratings of our fixed maturities set forth in the table above reflect, where applicable, the guarantees provided by monoline bond insurers. As of September 30, 2013, $437.7, or 96.3%, of the fair value of fixed maturities supported by guarantees from monoline bond insurers had investment grade credit ratings both with the monoline insurance and on a standalone basis.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following table sets forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$2,069.5	$107.8	$(19.6)	$2,157.7	9.3%	$—
Consumer staples	2,495.9	196.8	(22.4)	2,670.3	11.5	—
Energy	1,144.3	92.9	(5.5)	1,231.7	5.2	—
Financials	1,801.7	113.7	(32.2)	1,883.2	8.0	—
Health care	1,552.5	114.4	(20.7)	1,646.2	7.1	(1.6)
Industrials	2,990.4	254.7	(21.5)	3,223.6	13.8	(0.9)
Information technology	316.0	30.4	(3.3)	343.1	1.5	—
Materials	1,320.5	90.0	(17.8)	1,392.7	6.0	(11.1)
Telecommunication services	719.7	44.4	(4.5)	759.6	3.2	(0.8)
Utilities	1,728.3	153.7	(24.4)	1,857.6	8.0	—
Total corporate securities	16,138.8	1,198.8	(171.9)	17,165.7	73.6	(14.4)
U.S. government and agencies	508.9	5.6	(3.8)	510.7	2.2	—
State and political subdivisions	741.8	24.0	(11.3)	754.5	3.2	—
Residential mortgage-backed securities:
Agency	2,372.2	135.9	(20.9)	2,487.2	10.7	—
Non-agency:
Prime	228.1	7.6	(0.8)	234.9	1.0	(4.7)
Alt-A	71.1	3.3	—	74.4	0.3	(0.3)
Total residential mortgage-backed securities	2,671.4	146.8	(21.7)	2,796.5	12.0	(5.0)
Commercial mortgage-backed securities	1,440.5	105.7	(10.1)	1,536.1	6.6	—
Other debt obligations	500.7	44.4	(2.1)	543.0	2.4	—
Total	$22,002.1	$1,525.3	$(220.9)	$23,306.5	100.0%	$(19.4)

	As of December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,916.7	$199.2	$(2.2)	$2,113.7	8.9%	$(0.7)
Consumer staples	2,449.1	337.9	(1.9)	2,785.1	11.9	—
Energy	841.4	119.3	(0.9)	959.8	4.1	—
Financials	1,729.4	168.2	(24.3)	1,873.3	8.0	(0.7)
Health care	1,362.0	191.7	(0.4)	1,553.3	6.6	(1.7)
Industrials	2,910.3	416.8	(2.3)	3,324.8	14.1	(1.1)
Information technology	334.1	50.9	(0.3)	384.7	1.6	—
Materials	1,343.1	144.5	(7.4)	1,480.2	6.3	(12.5)
Telecommunication services	720.4	84.9	(0.5)	804.8	3.4	(0.8)
Utilities	1,673.9	259.2	(11.2)	1,921.9	8.2	(0.9)
Total corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	73.1	(18.4)
U.S. government and agencies	307.6	4.8	(0.9)	311.5	1.3	(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	3.3	(0.1)
Residential mortgage-backed securities:
Agency	2,449.0	239.8	(0.5)	2,688.3	11.4	—
Non-agency:
Prime	227.8	10.8	(0.9)	237.7	1.0	(7.6)
Alt-A	78.7	3.5	(0.4)	81.8	0.4	(2.6)
Total residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	12.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	7.3	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	2.2	—
Total	$21,073.4	$2,502.3	$(56.7)	$23,519.0	100.0%	$(30.1)
Our fixed maturities holdings are diversified by industry and issuer, and the portfolio does not have significant exposure to any single issuer. As of September 30, 2013 and December 31, 2012, the fair value of our ten largest issuers of corporate securities holdings was $1,359.7 and $1,555.0, or 7.9% and 9.0% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $153.5, or 0.9% of total corporate securities, as of September 30, 2013. All of the securities related to this issuer have an NAIC rating of 2. As of December 31, 2012, the fair value of our largest exposure to a single issuer of corporate securities was $240.6, or 1.4% of total corporate securities, all of which had an NAIC rating of 1.
As of September 30, 2013, there was $220.9 of gross unrealized losses in our portfolio, compared to $56.7 as of December 31, 2012. Gross unrealized gains decreased more significantly by $977.0 to $1,525.3 from $2,502.3 as of December 31, 2012. The decrease in gross unrealized gains and increase in gross unrealized losses was primarily due to rising interest rates since December 31, 2012. The benchmark 10-year U.S. Treasury rate increased from 1.78% as of December 31, 2012 to 2.64% as of September 30, 2013. If interest rates continue to increase, we would expect continued reductions in our unrealized gains.
As of September 30, 2013, our investments in U.S. government and agency securities increased $199.2, to $510.7 from $311.5 as of December 31, 2012. The increase is due to higher holdings of U.S. treasury securities, which were purchased as part of our cash management strategy to reduce uninvested cash to obtain higher yields until suitable investments are found. An increase in sales of our fixed indexed annuity product during the third quarter resulted in an increase in cash flows.

Exposure to European Fixed Maturity Securities
The following table summarizes our exposure to European fixed maturity holdings and is separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars. As of September 30, 2013 and December 31, 2012, we held $430.1 and $156.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. Beginning in the fourth quarter of 2012, as part of our strategy to improve portfolio yields, we are investing in high-quality foreign corporate securities with a focus on investment grade securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.

	As of September 30, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$84.8	$664.3	$749.1	37.8%	$713.5
Netherlands	—	—	614.2	614.2	31.0	593.8
France	—	18.1	204.4	222.5	11.2	217.5
Luxembourg	—	—	191.4	191.4	9.6	184.1
Switzerland	—	94.6	—	94.6	4.8	88.2
Sweden	—	—	61.2	61.2	3.1	55.3
Denmark	—	—	16.2	16.2	0.8	16.9
Italy	—	—	10.4	10.4	0.5	9.8
Germany	—	—	8.3	8.3	0.4	7.7
Norway	—	—	6.2	6.2	0.3	5.4
Austria	—	—	3.9	3.9	0.2	3.9
Spain	—	—	2.8	2.8	0.1	2.8
Belgium	—	—	1.7	1.7	0.1	1.7
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.7	—	—	0.7	—	0.7
Total	$0.7	$197.5	$1,786.1	$1,984.3	100.0%	$1,902.3

	As of December 31, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$48.3	$543.3	$591.6	35.9%	$523.5
Netherlands	—	—	563.9	563.9	34.2	518.0
France	—	19.1	116.9	136.0	8.2	127.6
Luxembourg	—	—	116.5	116.5	7.1	103.7
Switzerland	—	111.5	—	111.5	6.8	101.3
Sweden	—	—	62.7	62.7	3.8	54.8
Germany	—	11.5	8.4	19.9	1.2	20.7
Denmark	—	—	17.2	17.2	1.0	17.0
Italy	—	—	14.3	14.3	0.9	13.3
Norway	—	0.7	6.4	7.1	0.4	6.1
Austria	—	—	4.2	4.2	0.2	3.9
Spain	—	—	2.7	2.7	0.2	2.8
Ireland	—	—	1.1	1.1	0.1	1.0
Portugal	0.7	—	—	0.7	—	0.8
Total	$0.7	$191.1	$1,457.6	$1,649.4	100.0%	$1,494.5
As of September 30, 2013 and December 31, 2012, the fair value of our exposure to European fixed maturities was 8.5% and 7.0% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities increased to $21.8 as of September 30, 2013, compared to $4.1 as of December 31, 2012. The fair value of our ten largest European security holdings by issuer was $983.2, or 4.2% of the fixed maturities portfolio as of September 30, 2013, and $920.7, or 3.9% as of December 31, 2012. The fair value of our largest single European issuer exposure was $151.1, or 0.6%, and $125.0, or 0.5%, of the portfolio as of September 30, 2013 and December 31, 2012, respectively.

Fixed Maturity Securities by Contractual Maturity Date
As of September 30, 2013 and December 31, 2012, 18.6% and 20.0%, respectively, of the fair value of our fixed maturity portfolio was held in mortgage-backed securities. As of September 30, 2013 and December 31, 2012, 19.1% and 21.2%, respectively, was held in securities due after ten years, which we consider to be longer duration assets. As of September 30, 2013 and December 31, 2012, 37.0% and 61.0%, respectively, of the gross unrealized losses on our investment portfolio related to these longer duration assets, which fluctuate more significantly with changes in interest rates and credit spreads.
Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of September 30, 2013.
Mortgage-Backed Securities
As of September 30, 2013, our fixed maturity securities portfolio included $4.3 billion of residential and commercial mortgage-backed securities at fair value. The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since shown signs of improvement. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak.
Our mortgage-backed securities are primarily agency securities, which account for 64.0% of the portfolio. Additionally, 27.5% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
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
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles. Subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of September 30, 2013 or December 31, 2012.
The following table sets forth the fair value of the Company’s investment in agency, prime, and Alt-A RMBS and the percentage of total invested assets they represent:

	As of September 30, 2013		As of December 31, 2012
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$2,487.2	9.0%	$2,688.3	9.8%
Non-agency:
Prime	234.9	0.8	237.7	0.9
Alt-A	74.4	0.3	81.8	0.3
Subtotal non-agency	309.3	1.1	319.5	1.2
Total	$2,796.5	10.1%	$3,007.8	11.0%

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody’s, S&P, or Fitch. There were two securities with a total amortized cost and fair value of $11.4 and $11.2, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of September 30, 2013
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2012
Vintage:
2013	$22.9	$—	$—	$—	$—	$22.9	$—
2008-2012	15.9	—	—	—	—	15.9	—
2007	—	—	—	—	13.9	13.9	16.6
2006	—	—	—	—	60.8	60.8	74.6
2005	—	1.4	—	—	73.1	74.5	91.0
2004 and prior	1.7	23.6	38.2	26.2	21.5	111.2	124.3
Total amortized cost	$40.5	$25.0	$38.2	$26.2	$169.3	$299.2	$306.5
Net unrealized gains (losses)	0.2	1.1	1.0	1.1	6.7	10.1	13.0
Total fair value	$40.7	$26.1	$39.2	$27.3	$176.0	$309.3	$319.5
As of September 30, 2013, our Alt-A portfolio was collateralized with 93.0% fixed rate mortgages and 7.0% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.
As of September 30, 2013, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 12.8%, 7.6% and 8.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe that our credit enhancement will help mitigate losses on these securities.
As of September 30, 2013 and December 31, 2012, 60.9% and 63.4%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of September 30, 2013						Prepayment Speed Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Agency:
CMO:
2013	$38.0	$0.7	$38.7	$3.1	$—	3.9%	$—	$—
2012	117.1	(6.0)	111.1	3.4	(2.4)	3.6	—	—
2011	278.8	2.6	281.4	9.9	(2.1)	3.5	(0.3)	(0.7)
2010	429.2	29.0	458.2	12.6	(7.6)	4.5	0.1	(0.1)
2009	222.2	17.1	239.3	1.8	(2.9)	4.9	0.3	0.3
2008	1.0	0.1	1.1	—	—	5.0	—	—
2007	1.5	0.3	1.8	0.3	—	6.4	—	—
2006	2.3	0.1	2.4	—	—	6.6	—	—
2005	28.8	4.0	32.8	0.3	—	6.3	—	—
2004 and prior	393.5	49.2	442.7	11.0	(3.4)	6.2	(0.3)	(0.1)
Total Agency CMO	$1,512.4	$97.1	$1,609.5	$42.4	$(18.4)	4.8%	$(0.2)	$(0.6)
Passthrough:
2013	$131.8	$(3.7)	$128.1	$1.5	$(1.8)	3.3%	$—	$—
2012	74.3	(4.7)	69.6	—	(2.9)	3.4	—	—
2011	14.1	0.1	14.2	—	(0.6)	4.1	—	—
2010	140.5	3.6	144.1	0.1	(5.5)	4.7	—	0.1
2009	416.7	15.3	432.0	—	(17.5)	5.9	0.1	—
2008	20.3	1.6	21.9	—	(0.4)	6.4	—	—
2007	15.5	1.2	16.7	0.1	(0.4)	6.4	—	—
2006	4.8	0.5	5.3	—	—	6.5	—	—
2005	5.2	0.6	5.8	0.3	—	5.2	—	—
2004 and prior	36.6	3.4	40.0	0.5	(0.3)	5.8	—	—
Total Agency Passthrough	859.8	17.9	877.7	2.5	(29.4)	5.1	0.1	0.1
Total Agency RMBS	$2,372.2	$115.0	$2,487.2	$44.9	$(47.8)	4.9%	$(0.1)	$(0.5)
Non-Agency:
2013	$22.9	$—	$22.9	$0.7	$—	4.3%	$0.1	$0.1
2008-2012	15.9	0.2	16.1	1.0	—	4.3	—	—
2007	13.9	1.4	15.3	3.9	—	5.8	—	—
2006	60.8	3.0	63.8	7.4	(0.3)	5.7	—	—
2005	74.5	1.8	76.3	3.2	—	5.6	—	—
2004 and prior	111.2	3.7	114.9	2.4	(0.1)	5.8	0.1	—
Total Non-Agency RMBS	299.2	10.1	309.3	18.6	(0.4)	5.5	0.2	0.1
Total RMBS	$2,671.4	$125.1	$2,796.5	$63.5	$(48.2)	5.0%	$0.1	$(0.4)
As of September 30, 2013, our RMBS had gross unamortized premiums and discounts of $48.2 and $63.5, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, may create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.

There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio, such as the Home Affordable Refinance Program that was extended to 2015. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the fair value of our investment in CMBS and the percentage of total invested assets they represent:

	As of September 30, 2013		As of December 31, 2012
	Fair Value	% of Total Invested Assets	Fair Value	% of Total Invested Assets
Agency	$287.4	1.1%	$377.3	1.4%
Non-Agency	1,248.7	4.5	1,330.4	4.8
Total	$1,536.1	5.6%	$1,707.7	6.2%
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 13 securities having a fair value of $325.5 and an amortized cost of $290.4 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of September 30, 2013
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2012
Vintage:
2013	$111.0	$—	$—	$—	$—	$111.0	$—
2012	132.8	—	—	—	—	132.8	133.1
2011	118.5	—	—	—	—	118.5	118.7
2010	1.0	—	—	—	—	1.0	1.1
2009	—	—	—	—	—	—	—
2008	36.7	19.0	—	—	—	55.7	68.8
2007	350.3	—	—	—	—	350.3	387.6
2006	158.0	—	—	—	11.8	169.8	170.8
2005	200.0	—	—	—	—	200.0	219.3
2004 and prior	25.0	0.4	0.5	—	—	25.9	82.9
Total amortized cost	$1,133.3	$19.4	$0.5	$—	$11.8	$1,165.0	$1,182.3
Net unrealized gains (losses)	80.7	3.0	—	—	—	83.7	148.1
Total fair value	$1,214.0	$22.4	$0.5	$—	$11.8	$1,248.7	$1,330.4
As of September 30, 2013, our CMBS portfolio was highly concentrated in the most senior tranches, with 98.0% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero.

The following tables set forth the amortized cost of our AAA non-agency CMBS by type and vintage:

	As of September 30, 2013
							Total AAA
	Super Senior			Other Structures			Securities at
	Super Senior	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Amortized Cost
Vintage:
2013	$85.4	$—	$—	$25.6	$—	$—	$111.0
2012	120.7	—	—	10.1	—	2.0	132.8
2011	—	—	—	118.5	—	—	118.5
2010	—	—	—	1.0	—	—	1.0
2009	—	—	—	—	—	—	—
2008	36.7	—	—	—	—	—	36.7
2007	346.4	—	—	3.9	—	—	350.3
2006	158.0	—	—	—	—	—	158.0
2005	124.7	20.8	—	54.5	—	—	200.0
2004 and prior	—	—	—	25.0	—	—	25.0
Total	$871.9	$20.8	$—	$238.6	$—	$2.0	$1,133.3

	As of December 31, 2012
Total	$841.7	$23.6	$—	$272.2	$6.6	$2.0	1,146.1
The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, was 31.6% as of September 30, 2013. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

The following table provides additional information on our CMBS prepayment exposure by type and vintage:

							Prepayment Speed
	As of September 30, 2013						Adjustment
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Agency:
CMO:
2011	$44.4	$0.8	$45.2	$—	$(0.8)	4.8%	$—	$—
2010	10.0	0.9	10.9	—	(0.1)	5.4	—	—
2009	11.3	0.4	11.7	—	—	6.6	—	—
2008	10.8	0.1	10.9	—	(0.3)	6.5	(0.1)	(0.1)
2007	36.9	0.6	37.5	—	(1.3)	5.8	(0.1)	(0.2)
2006	15.1	—	15.1	—	(0.8)	6.0	(0.1)	(0.1)
2005	15.4	—	15.4	—	(0.3)	5.9	(0.1)	(0.1)
2004 and prior	63.8	5.4	69.2	—	(1.4)	7.0	—	(0.2)
Total Agency CMO	$207.7	$8.2	$215.9	$—	$(5.0)	6.1%	$(0.4)	$(0.7)
Passthrough:
2005-2013	$—	$—	$—	$—	$—	—	$—	$—
2004 and prior	67.8	3.7	71.5	0.2	(1.8)	7.5	—	—
Total Agency Passthrough	67.8	3.7	71.5	0.2	(1.8)	7.5	—	—
Total CMBS Agency	$275.5	$11.9	$287.4	$0.2	$(6.8)	6.4%	$(0.4)	$(0.7)
Non-Agency:
2013	$111.0	$(3.1)	$107.9	$—	$(3.0)	4.4%	$—	$—
2012	132.8	(5.1)	127.7	—	(2.6)	4.9	—	—
2011	118.5	4.5	123.0	—	(0.6)	5.5	—	—
2010	1.0	—	1.0	—	—	4.0	—	—
2009	—	—	—	—	—	—	—	—
2008	55.7	5.0	60.7	1.1	(0.1)	6.1	—	—
2007	350.3	46.1	396.4	10.9	(0.2)	5.7	—	—
2006	169.8	18.7	188.5	4.3	(0.6)	5.8	0.1	0.2
2005	200.0	16.1	216.1	4.0	—	5.4	—	(0.1)
2004 and prior	25.9	1.5	27.4	—	(1.1)	7.4	—	—
Total CMBS Non-Agency	1,165.0	83.7	1,248.7	20.3	(8.2)	5.5	0.1	0.1
Total CMBS	$1,440.5	$95.6	$1,536.1	$20.5	$(15.0)	5.7%	$(0.3)	$(0.6)
Return on Equity Investments
Our equity and equity-like investments consist primarily of publicly traded common stock. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. The majority of these securities are recorded at fair value, with changes in fair value recorded in net realized investment gains (losses). Most common stock securities were included in trading marketable equity securities on our consolidated balance sheets. During the third quarter 2013, new purchases of certain common stock securities were included in our available-for-sale marketable equity securities, which are recorded at fair value, with changes in fair value recorded in other comprehensive income.
We also invest in real estate-related investments to enhance the funding of the long duration liabilities in our Income Annuities segment. These investments primarily consist of investments in REITs, which are included in trading marketable equity securities on our consolidated balance sheets.

The following table compares our total gross return on our common stock and real estate-related investments to the relevant benchmarks. The gross return includes both the impact of changes in fair value included in net realized gains or losses and dividend income included in net investment income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Common stock	5.7%	9.8%	16.8%	8.4%
S&P 500 Total Return Index	5.2	6.3	19.8	16.4

REITs	(4.4)%	0.3%	(2.0)%	9.4%
FTSE NAREIT All Equities REITS Index	(4.7)	—	0.9	10.0
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
The following table presents selected information about the composition of our mortgage loan portfolio:

	As of September 30, 2013	As of December 31, 2012
Average loan balance	$2.5	$2.5
Largest loan balance	16.0	12.9
Weighted average LTV ratio	55.2%	55.8%
Weighted average DSCR	1.81	1.78
As of September 30, 2013 and December 31, 2012, 71.9% and 70.5%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $146.8 and $473.6 of mortgage loans during the three and nine months ended September 30, 2013, and expect to continue strong originations for the remainder of 2013.
The following table presents selected information about our mortgage loan originations:

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Weighted average LTV ratio of loans originated	53.9%	54.2%
Maximum LTV ratio of loans originated	69.3	74.5
Weighted average DSCR of loans originated	1.82	1.89
Minimum DSCR of loans originated	0.97	1.04
Weighted average spread over U.S. Treasuries of loans originated	2.70%	3.45%
We have maintained our disciplined underwriting approach as we increased our mortgage loan portfolio. For loans originated in the nine months ended September 30, 2013, 35.3% had an LTV ratio of 50% or less, compared to 31.1% for the year ended December 31, 2012. For loans originated in the nine months ended September 30, 2013, 63.1% had a DSCR of 1.60 or more, compared to 71.6% for the year ended December 31, 2012.

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.
Credit Quality
We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in evaluation of our allowance for mortgage loan losses. For more information and further discussion of the allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements. As of September 30, 2013, no loans were considered nonperforming.
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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,119.5	33.1%	$1,007.0	32.5%
51% - 60%	1,063.8	31.4	908.2	29.3
61% - 70%	868.6	25.7	844.7	27.2
71% - 75%	101.8	3.0	167.9	5.4
76% - 80%	90.9	2.7	63.8	2.1
81% - 100%	111.8	3.3	78.7	2.5
> 100%	26.5	0.8	30.9	1.0
Total	$3,382.9	100.0%	$3,101.2	100.0%
The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of September 30, 2013			As of December 31, 2012
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2013	$501.4	14.8%	53.9%
2012	802.3	23.7	58.0	$841.3	27.1%	54.2%
2011	897.2	26.5	58.4	936.7	30.3	59.3
2010	508.2	15.0	51.1	534.4	17.2	54.4
2009	176.9	5.2	50.4	203.0	6.5	53.9
2008	153.9	4.6	57.2	173.1	5.6	58.8
2007	105.7	3.1	57.4	119.0	3.8	62.3
2006	70.0	2.1	53.5	80.1	2.6	58.7
2005	53.0	1.6	58.5	60.0	1.9	60.6
2004 and prior	114.3	3.4	37.3	153.6	5.0	39.3
Total	$3,382.9	100.0%	55.2%	$3,101.2	100.0%	55.8%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$1,987.0	58.7%	$1,763.3	56.9%
1.40 - 1.59	657.3	19.4	608.9	19.6
1.20 - 1.39	408.1	12.1	405.4	13.1
1.00 - 1.19	212.9	6.3	213.0	6.9
0.85 - 0.99	57.2	1.7	32.2	1.0
< 0.85	60.4	1.8	78.4	2.5
Total	$3,382.9	100.0%	$3,101.2	100.0%
As of September 30, 2013, loans with an aggregate carrying value of $117.6 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.8.
Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by geographic region:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Region:
California	$985.4	29.1%	$881.4	28.4%
Texas	387.9	11.5	349.8	11.3
Washington	314.6	9.3	310.0	10.0
Illinois	151.0	4.5	138.6	4.5
Florida	131.4	3.9	142.0	4.6
Other	1,412.6	41.7	1,279.4	41.2
Total	$3,382.9	100.0%	$3,101.2	100.0%
The following table sets forth our investments in mortgage loans by property type:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,697.9	50.2%	$1,526.6	49.3%
Office buildings	808.8	23.9	753.1	24.3
Industrial	591.4	17.5	568.0	18.2
Multi-family	143.1	4.2	133.0	4.3
Other	141.7	4.2	120.5	3.9
Total	$3,382.9	100.0%	$3,101.2	100.0%

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$11.3	0.3%	$16.7	0.5%
Due after one year through five years	330.3	9.8	228.5	7.4
Due after five years through ten years	1,524.2	45.1	1,539.8	49.7
Due after ten years	1,517.1	44.8	1,316.2	42.4
Total	$3,382.9	100.0%	$3,101.2	100.0%
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
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. We amortize these investments over the period during which partnership losses are expected to be recognized. The amortization schedule for each investment is updated periodically as new information related to the amount and timing of losses is received.
Although these investments decrease our net investment income over time on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact of these investments on net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization related to tax credit investments, net of taxes	$(3.3)	$(5.0)	$(9.6)	$(10.8)
Realized losses related to tax credit investments, net of taxes	(2.1)	(0.2)	(3.1)	(0.8)
Tax credits	11.8	9.5	30.8	24.6
Impact to net income	$6.4	$4.3	$18.1	$13.0
The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2013	$7.1
2014	27.3
2015	19.5
2016	18.4
2017 and beyond	6.2
Estimated impact to net income	$78.5

The tax credits from our investments in affordable housing partnerships are generally delivered in the first 10 years of the investment, with the largest portions provided in the middle years, while other tax credit investments provide benefits during the first year of the investment. We continue to evaluate opportunities for these investments.

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
Historically, we have paid quarterly cash dividends on our common stock and warrants. We intend to continue to pay quarterly cash dividends to our stockholders. During the three months ended September 30, 2013, we declared and paid a cash dividend of $0.09 per common share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.
In February 2013, we began a stock repurchase program, authorized for up to 10.0 shares of Symetra’s outstanding common stock. In May 2013, the authorization was increased to 16.0 shares. As of September 30, 2013, we had repurchased 7.0 shares for $93.4. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries. Refer to Part II. Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for further information about the repurchase program.
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of September 30, 2013 we had $23.4 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•
While certain policy lapses and surrenders occur in the normal course of business, the low interest rate environment generally has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek a higher return on their funds.

•	As of September 30, 2013, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•	We continued to generate strong cash flows from operations, which grew by $60.6 to $806.5 for the nine months ended September 30, 2013, from $745.9 for the nine months ended September 30, 2012.

•
As of September 30, 2013 our primary life insurance company, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 474%. This provides adequate capital levels for growth of our business.

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

	As of September 30, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Illiquid Liabilities
Structured settlements & other SPIAs(1)	$6,499.8	26.6%	$6,585.8	28.2%
Deferred annuities with 5-year payout provision or MVA(2)	1,446.9	5.9	654.1	2.8
Traditional insurance (net of reinsurance)(3)	170.7	0.7	175.0	0.7
Group health & life (net of reinsurance)(4)	134.2	0.6	122.7	0.5
Total illiquid liabilities	8,251.6	33.8%	7,537.6	32.2
Somewhat Liquid Liabilities
BOLI(5)	4,857.8	19.9	4,748.3	20.3
Deferred annuities with surrender charges of 5% or higher	5,504.0	22.5	6,076.6	26.0
Universal life with surrender charges of 5% or higher	285.9	1.2	285.3	1.2
Total somewhat liquid liabilities	10,647.7	43.6%	11,110.2	47.5
Fully Liquid Liabilities
Deferred annuities with surrender charges of:
3% up to 5%	2,070.6	8.5	1,369.3	5.9
Less than 3%	286.8	1.2	249.6	1.1
No surrender charges(6)	2,671.5	10.9	2,642.8	11.3
Universal life with surrender charges less than 5%	448.6	1.8	447.7	1.9
Other(7)	26.8	0.2	32.7	0.1
Total fully liquid liabilities	5,504.3	22.6%	4,742.1	20.3
Total(8)	$24,403.6	100.0%	$23,389.9	100.0%
___________________

(1)	These contracts cannot be surrendered. The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades.

(2)
This category includes annuity contracts with market value adjustment (MVA) features including certain FIA products. The MVA adjusts the value of the contract at surrender based on current interest rates, subject to a guaranteed minimum account value specified in the contract. In a liquidity crisis situation, we could invoke the five-year payout provision on certain annuity contracts without MVA features so that the contract value with interest is paid out ratably over five years.

(3)	Represents traditional life insurance policyholder liabilities, net of reinsurance recoverables. There is no surrender value related to these contracts.

(4)
Represents incurred but not reported claim liabilities, mainly related to our medical stop-loss business. The surrender value on these contracts is generally zero but these liabilities are considered illiquid as the claims have not been reported to us and the precise timing and amount of the payment is unknown.

(5)
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

(6)
Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business. Given the current low interest rate environment, we do not expect significant changes in the persistency of this business.

(7)	Represents reported claim liabilities for BOLI, traditional insurance, medical stop-loss and group life.

(8)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims on the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $231.1 and $231.4 as of September 30, 2013 and December 31, 2012, respectively.

We are seeing a decline in our somewhat liquid liabilities and an increase in our fully liquid liabilities. This is primarily related to account values associated with our high level of fixed deferred annuity sales in 2009, as surrender charges on these policies are declining below 5%. Our fixed deferred annuity contracts impose surrender charges, which are typically highest in the year of contract issue and decrease to zero over a five- to seven-year period. We consider these contractual surrender charge provisions and the impact on expected policy lapses and surrenders in our asset and liability matching and rate crediting strategies. Generally, the current low interest rate environment has resulted in lower than expected lapses of our fixed annuities.
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
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of September 30, 2013 and December 31, 2012, our insurance subsidiaries had liquid assets of $23.2 and $23.3 billion, respectively, and Symetra had liquid assets of $130.4 and $77.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $123.7 and $136.7 as of September 30, 2013 and December 31, 2012, respectively.
We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements, including under foreseeable stress scenarios.
Considering the size and liquidity profile of our investment portfolio, we believe that we have appropriately mitigated the risk of policyholder behavior varying from our projections. Our asset/liability management process takes into account the expected cash flows on investments and expected policyholder payments as well as the specific nature and risk profile of the liabilities. Historically, there has been limited variation between the expected cash flows on our investments and the actual payment of claims.
Dividends
We declared and paid a quarterly dividend of $0.08 per common share during the first and second quarters of 2013 and $0.09 per common share during the third quarter of 2013 for a total payout of $32.6. On November 5, 2013, we declared a quarterly dividend of $0.09 per common share to shareholders of record on November 19, 2013, for an approximate total of $10.6 to be paid on or about December 6, 2013.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Nine Months Ended September 30,
	2013	2012
Net cash flows provided by (used in) operating activities	$806.5	$745.9
Net cash flows provided by (used in) investing activities	(1,113.9)	(618.1)
Net cash flows provided by (used in) financing activities	297.7	(131.7)
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
Net cash provided by operating activities for the nine months ended September 30, 2013 increased $60.6 over the same period in 2012. This increase was primarily the result of timing differences in the settlement of federal income tax liabilities, and higher net investment income from asset prepayments and an increase in average invested assets on strong fixed deferred annuity sales including FIA.  The increased cash inflows were partially offset by higher commission and distribution-related payments associated with the strong fixed deferred annuity sales, and an increase in paid claims in our Benefits division, which outpaced premium growth.
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

Net cash used in investing activities for the nine months ended September 30, 2013 increased $495.8 over the same period in 2012. This was primarily the result of an increase in purchases of fixed maturities, offset by lower mortgage loan originations and cash provided from calls on fixed maturities, including prepayments. We focused on investing more of our uninvested cash in U.S. Treasuries during the third quarter 2013 to help increase investment yield until suitable investments are made.

Financing Activities
Cash flows from our financing activities are primarily driven by the amount and timing of cash received from deposits into certain life insurance and annuity policies, as well as the amount and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, dividend distributions to our stock and warrant holders and stock repurchase activity.
Net cash provided by financing activities for the nine months ended September 30, 2013 was $297.7, in comparison to cash used in financing activities of $131.7 during the same period in 2012. This change was driven by higher policyholder deposits, mainly on higher FIA sales, offset by shares repurchased as part of the Company’s common stock repurchase program.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of September 30, 2013. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2012 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in our 2012 10-K as of September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
Purchases of common stock made by or on behalf of the Company during the quarter ended September 30, 2013 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That may Yet Be Purchased Under the Plans or Programs
Period:
July 1, 2013 — July 31, 2013	171	$17.98	—	9,047,734
August 1, 2013 — August 31, 2013	—	—	—	9,047,734
September 1, 2013 — September 30, 2013	116	17.74	—	9,047,734
Total	287	$17.88	—	9,047,734
________________

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
During the three months ended September 30, 2013, the Company had no repurchase activity. The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, our share price, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment dated September 30, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.*
10.2	Amendment dated September 23, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.* †
10.3
Amendment No. 2 dated September 30, 2013 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011. *

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
101
The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

________________

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: November 6, 2013	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: November 6, 2013	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer