Form 10-K
period 2013-12-31
Symetra Financial CORP
filed 2014-02-25
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $1.2 billion, based on the closing price of $15.99 per share of the Common Stock on the New York Stock Exchange on June 28, 2013.
As of February 18, 2014, the Registrant had 117,689,665 common voting shares outstanding, with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required to be furnished to Part III of Form 10-K is herein incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 9, 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2013.

Unless the context otherwise requires, references in this annual report on Form 10-K to “we,” “our,” “us” and “the Company” are to Symetra Financial Corporation together with its subsidiaries. References to “Symetra” refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.
Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts, included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “may,” “will,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “potential” and similar expressions also are intended to identify forward-looking statements. These forward-looking statements may include, among others, statements with respect to the Company’s:

•
estimates or projections of revenues, net income (loss), net income (loss) per share, adjusted operating income (loss), adjusted operating income (loss) per share, market share or other financial forecasts, as well as statements describing factors and conditions that might affect those forecasts;

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans;

•	business and growth strategy, including prospective products, services and distribution partners, including statements about management’s intentions regarding those strategies; and

•	initiatives such as our stock repurchase program that are intended or expected to have various impacts upon our financial condition, results of operations, and liquidity and capital resources.
These statements are based on various assumptions and analyses made by the Company in light of information currently known to management, and considering management's experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, or that could cause management to deviate from currently expected or intended courses of actions, including, among others:

•
the effects of fluctuations in interest rates, including a prolonged low interest rate environment or a rapidly rising interest rate environment, as well as management’s ability to anticipate and timely respond to any such fluctuations;

•	general economic, market or business conditions, including economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of significant increases in corporate refinance activity, including bond prepayments;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	the accuracy and adequacy of our recorded reserves;

•	the persistency of our inforce blocks of business;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•
the effects of implementation of the Patient Protection and Affordable Care Act (“PPACA”), including the direct effects upon our business, but also including the effects upon our competitors and our customers;

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes, particularly ours but also of other companies in our industry sector;

•	retention of our key personnel;

•	the availability and cost of capital and financing;

•	the adequacy and collectibility of reinsurance that we have purchased, as well as the continued availability and cost of reinsurance coverage;

•
changes in laws or regulations, or their interpretation, including those that could increase our business costs, reserve levels and required capital levels, or that could restrict the manner in which we do business;

•	the ability of subsidiaries to pay dividends to Symetra;

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•	the initiation of regulatory investigations or litigation against us and the results of any regulatory proceedings;

•	the effects of changes in national monetary and fiscal policy;

•	the effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”);

•
the effects of redomestication of our principal insurance company subsidiary, whether our redomestication applications will be approved, and whether redomestication, if approved, will convey the intended benefits; and

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

PART I
Item 1.    Business
Overview
Our Business
We are a financial services company in the life insurance industry, headquartered in Bellevue, Washington, with operations that date back to 1957. Our products are distributed domestically in all states and the District of Columbia, through benefits consultants, financial institutions, and independent agents and advisers. We manage our business through three divisions composed of four business segments. We also have a fifth segment, referred to as the Other segment. Refer to Note 19 to the consolidated financial statements for financial results and a description of each of our segments.
We are focused on profitable growth in the retirement, employee benefits and life insurance markets. Our ability to increase net income, cash flows and improve shareholder returns is directly related to our ability to:

•	profitably underwrite and price products and services at rates that are both competitive and appropriately reflect risk;

•	develop new and strengthen existing relationships with distributors in our key markets; and

•	invest cash inflows for appropriate durations at rates of return that maintain desired interest spreads between investment income earned and amounts credited to policy holders.
Our corporate strategies, described for each division below, are designed to build on our core strengths and drive profitable sales and earnings growth in our target markets. We aim to effectively manage capital, allocating resources to opportunities that offer the highest returns in order to maximize long-term shareholder value while maintaining our strong financial strength ratings. We believe that our diverse mix of businesses provide flexibility that will enable us to grow in most economic environments, and our strong balance sheet reflects our commitment to disciplined management and financial stability.
Benefits Division:
The Benefits division, which includes the Benefits segment, provides medical stop-loss insurance, group life and disability income (DI) insurance, and limited benefit medical insurance as its principal products. The following are the division’s primary strategies:

•
Maintain profitability of our medical stop-loss insurance business. Our market leadership in medical stop-loss insurance is evidenced by the relatively large size of our block of business and our strong track record of profitability. We strive to underwrite and price business to achieve a loss ratio consistent with our long-term profitability target. In 2013, the loss ratio exceeded our target range, and we took actions in 2013 and on our January 2014 business that should restore the performance of the business.

•
Grow our group life and DI business. We are focused on growing premium revenues for our group life and DI business, utilizing infrastructure investments made over the past two years. Sales of group life and DI in 2013 totaled $27.7 million, a 77.6% increase over 2012. Though we face challenges to gain traction in the market, we continue to leverage our relationships with benefits consultants and focus on our service capabilities to establish ourselves in the marketplace.

•
Capitalize on opportunities for sales through private health insurance exchanges. We are working closely with our distribution partners to ensure that we are well-positioned to offer benefits solutions to employers that decide to participate in private health insurance exchanges. We see these exchanges as an opportunity to drive sales of our Benefits products and services, particularly related to voluntary products that are elected by employees.

Retirement Division:
The Retirement division, which includes the Deferred Annuities and Income Annuities segments, provides single-premium fixed deferred annuities (fixed annuities, including fixed indexed annuities), variable deferred annuities and single premium immediate annuities (SPIAs) as its principal products. The following are the division’s primary strategies:

•
Drive profitable growth by selling annuities through financial institutions and broker-dealers. We remain committed to our two-pronged approach to expand product sales: deepening our existing distribution relationships and adding new distribution partners. By providing our distribution partners with first-rate levels of service, we seek to cultivate strong relationships and expand our national distribution network. We believe our traditional and indexed annuity products are aligned with the needs of the customers of our key distribution partners and are well-positioned for a rising interest rate environment.

•
Continue to generate strong sales of fixed indexed annuities. We are pleased with the success of our FIA sales, which were $1,298.0 million in 2013. We anticipate strong sales in 2014, driven by increasing sales through existing partners, adding new distribution partners and making targeted enhancements to our FIA product offerings to appeal to a larger customer base.

Individual Life Division:
The Individual Life Division, which includes the Individual Life segment, offers retail products, such as universal life (UL) and term life insurance, and products sold to institutions, including bank-owned life insurance (BOLI) and variable corporate-owned life Insurance (COLI), as its principal products. The following are the division’s primary strategies:

•
Broaden portfolio of retail products and expand sales through brokerage general agencies (BGAs). In 2013, we expanded our relationships with BGAs and gained traction on sales of our universal life product. We intend to continue to focus on this market to expand retail sales by deepening our existing BGA relationships and building new distribution relationships. We are also developing new products to align with customers' needs, including a new survivorship UL product.

•
Drive growth in sales. In addition to our focus on the BGA market, we began expanding our sales of variable COLI, with deposits totaling $45.0 million in 2013. We plan to continue efforts to grow our variable COLI business and strengthen our relationships with key brokers in this market. We also relaunched our single premium life (SPL) product in late 2013 and plan to expand sales of this product in 2014 by leveraging our relationships with financial institutions.

Benefits Division
Overview
The Benefits division offers employment-based benefit products and services targeted primarily at employers, unions and public agencies. These products include medical stop-loss insurance; group life, disability income, and accidental death and dismemberment insurance (collectively, “group life and DI”); and limited benefit medical insurance.
Our customers primarily are small and mid-sized employers that use knowledgeable employee benefits brokers, consultants and insurance company representatives who understand their financial needs and employee profiles. We work closely with employee benefits brokers, consultants and employers to design customized benefit plans that meet each employer’s particular requirements. We believe that our experience and expertise in the employee benefit markets provides us with opportunities to cultivate close distributor relationships and to provide employers with innovative and customer-centric benefit plans.
We aim to maintain pricing discipline and focus on profitability, striving to underwrite and renew only business that is in line with our long-term profitability target. The loss ratio, which is one measure of our profitability, indicates the portion of each dollar of premium that is used for policyholder claims. Over the last ten years, our average loss ratio has been 63.9%, which was within our historical target range of 63% to 65%. However, due to higher claims frequency on business renewed in early 2013, our loss ratio for the year was higher than expected. We have focused on pricing our January 2014 medical stop-loss business to be in line with our profitability targets, which, in a highly competitive environment, we expect will limit our top-line growth in the near-term.
Beginning in 2014, we increased the target range for the Benefits division's loss ratio to 64% to 66%. This change reflects anticipated growth in our group life & DI business, which generally has higher loss ratios. We have not changed our long-term profitability target for medical stop-loss.

Medical Stop-Loss
We provide medical stop-loss insurance to employers that self-fund their employee health plans and pay all claims and administrative costs. Our product helps employers to manage health expenses by reimbursing individual claim amounts above a certain dollar deductible and by reimbursing aggregate claims above total dollar thresholds. In addition, we also offer underwriting services and consulting through our managing general underwriter (MGU). Our medical stop-loss product and services are targeted primarily at entities with 200 to 5,000 employees.
Medical stop-loss pricing reflects the employer group’s claims experience and risk characteristics. The employer group’s claims experience is reviewed at the time the policy is issued and each renewal year thereafter, resulting in ongoing adjustments to pricing. The key pricing and underwriting criteria are medical cost trends, the employer’s selected provider network discount structure, the employer group’s demographic composition (including the age, gender and family composition of the employer group’s members), the employer’s industry, geographic location, regional economic trends, plan design and prior claims experience. Additionally, we manage our profitability and risk by purchasing reinsurance coverage to limit our exposure to losses. Refer to "– Reinsurance" for discussion of our reinsurance agreements.
Medical stop-loss is the leading product in our Benefits Division, representing approximately 87% of premiums in 2013. We believe that over time this market is positioned for growth, as additional employers continue to explore self-funding options for complying with the Patient Protection and Affordable Care Act (PPACA). However, in the short term, we face significant competition in this market, including from large and highly rated insurance carriers, many of which use similar distribution channels and are increasing their focus on medical stop-loss. Pricing in the medical stop-loss insurance market has proven to be cyclical over time, and there is significant competition for market share among the carriers. Our disciplined underwriting approach, particularly as we endeavor to bring our loss ratio to within our target range, may limit our revenue and market share growth in the short-run; however, we believe our discipline will facilitate long-term profitable growth.
Group Life and Disability Income
Our group term life insurance product provides benefits in the event of an insured employee’s or dependent’s death. The death benefit can be based upon an individual’s earnings or occupation, or can be a set dollar amount. We offer basic and supplemental benefits for group term life. We also offer optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee as a result of accidental death or injury.
Our group short- and long-term disability income insurance protects an employee against loss of income due to illness or injury. Our group short-term disability (STD) income coverage generally provides benefits for up to 26 weeks following a short waiting period. Our group long-term disability (LTD) income coverage provides benefits following a longer waiting period and provides benefits during prolonged periods of disability. Benefits can be a set dollar amount or based upon a percentage of earnings. We utilize an advocacy-based approach to claims management, which focuses on providing personalized administrative and clinical support. We believe this approach helps employers to effectively manage claims and encourages positive outcomes.
We experienced strong sales competition for group life and DI products in 2013, which we mainly attribute to disruption caused by the implementation of PPACA. As employers focus on ensuring their medical coverage is in compliance with new PPACA rules, we saw lower than expected quote activity in the marketplace. Further, well-known insurers that are established in this market benefit from name recognition in this heightened competitive environment. However, over time we believe that our strong relationships with benefits brokers provide a platform for growth in the group life and DI market.
We continue to invest in our infrastructure for our group life and DI insurance business, including the administration and leave management systems, to create a competitive advantage. These systems provide integrated claim administration abilities across our products and allow for flexibility in plan design and customization opportunities. We recently launched an employer portal that gives our customers access to information about their policies and claims. Additionally, by providing claims management services along with our suite of group life and DI products, we believe we provide an attractive value proposition for our clients.
Pricing for group life and DI products varies based on the size of the account. Rates for smaller groups are determined based on our internal schedules that reflect the benefit plan, demographics, industry, and location of the employer. Rates for larger groups also incorporate the group’s claims experience. Due to the volatile nature of claims for these products, historical experience is examined over time, typically three to five years for LTD and one to three years for STD. Initial rates are guaranteed for a fixed period of time, typically two to three years, and renewed annually thereafter.
Part of our pricing strategy includes the transfer of certain levels of risk through reinsurance arrangements. Refer to "– Reinsurance" for discussion of our reinsurance agreements. We expect to continue to increase our retention of risk related to these products as the business grows.
Limited Benefit Medical
Our limited benefit medical insurance is sold primarily to employers for health coverage to employees not otherwise eligible to participate in traditional plans, including employees that are part-time, seasonal or temporary workers. Limited benefit medical insurance can also serve as supplemental coverage to traditional health insurance. Employers have a great deal of flexibility in electing the benefits made available to employees, which helps employers to manage their healthcare costs.

The healthcare insurance market is undergoing significant changes as a result of PPACA. Our product does not qualify as minimum essential coverage under PPACA and is exempt from other provisions and restrictions under the act. While this limits the market for our product, we believe there continues to be attractive opportunities for limited benefit medical coverage to supplement employers' high-deductible health plans. Certain PPACA provisions initially expected to be implemented in 2014 have been delayed until 2015 and beyond, and we continue to monitor regulatory developments in this area.
Limited benefit medical pricing reflects expected utilization of benefits, based on employer contribution and employee participation levels. Pricing and underwriting factors include the employer group’s demographic composition (including the age, gender and family composition of the employer group’s members), and the employer’s industry, geographic location, and regional economic trends. The claim experience of each employer group is reviewed annually at renewal and repriced for alignment with our pricing targets.
Distribution
We sell Benefits’ products through several types of distributors, including third party administrators (TPAs), employee benefits brokers, consultants and administrative services only (ASO) insurance carriers. ASOs are fully-insured carriers that offer administrative services to employer self-funded health plans and also offer our medical stop-loss insurance to those employers. We plan to leverage our leadership position in the medical stop-loss market to continue expanding sales of our group life and DI and limited benefit medical insurance products in 2014.
We segment our sales force by product type, which allows our representatives to develop expertise related to their business. We believe our strong relationships with premier benefits brokers across the country provide a platform for distributing our products and driving sales growth. Additionally, we plan to increase our distribution network to increase our sales opportunites.
The following table sets forth sales in our Benefits segment, which represent annualized first-year premiums, net of first year policy lapses:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Medical stop-loss	$95.0	$131.4	$98.6
Group life and DI	27.7	15.6	4.3
Limited benefit medical	8.2	12.3	15.8
Total Benefits sales	$130.9	$159.3	$118.7
Percentage of sales from top 5 partners	34.9%	27.9%	34.5%

Retirement Division
Deferred Annuities
Overview
Our Deferred Annuities segment offers fixed and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement. The “fixed” or “variable” classification describes whether we or the contract holder, respectively, bear the investment risk of the assets supporting the contract. This also determines the manner in which we generate earnings, either as investment spreads for fixed annuities or asset-based fees for variable annuities. We offer qualified (i.e., annuities sold in connection with tax-favored retirement arrangements) and non-qualified annuities to individuals, mainly through financial institutions.
We continue to believe the demand for fixed annuity and other investment products that help consumers to supplement their social security and other retirement benefits with reliable retirement income will endure, even in a low interest rate environment, as consumers focus on savings. We believe our FIA product offers opportunities for clients seeking competitive returns along with protection of principal. We also believe that, as employers continue to replace traditional pensions with defined contribution plans, we will benefit from the consumer’s decision to roll over their funds to IRAs or Roth IRAs at retirement. It is our goal to attract and retain these customers by offering products that address their evolving needs and by providing excellent service to our distribution partners and contract holders.

Products
Fixed Annuities
We offer fixed single premium deferred annuities that require a premium payment at time of issue, offer an accumulation period and provide an annuity payout period beginning at some future date. Our fixed annuities include both traditional fixed-rate and FIA products. As of December 31, 2013, we had $10.87 billion of account value associated with traditional fixed annuities, and $1.71 billion of FIA.
Our fixed annuity contracts are supported by our general account, and interest is generally credited on a tax-deferred basis to the contract owner. Our earnings from fixed annuities are based upon the spread between the returns we earn in our general account on our investment of premiums and the crediting rate to contract holders, less acquisition and administrative expenses.
Our most popular FIA products, the Edge product family, provide contract holders a choice of a traditional fixed-rate account and one or more indexed accounts. Indexed accounts allow the contract holder to elect an interest rate linked to the performance of the Standard & Poor’s 500 Index® (“S&P 500”) or a commodities-based index. Contract holders may also select their crediting method, which can be based on the annual net change in the index or a monthly average. The indexed interest rate is guaranteed never to be less than zero and cannot exceed the cap rate set at the beginning of each interest term. Indexed interest is credited annually, at the end of each term. A contract holder may elect to change allocations annually at their renewal date. At each renewal date, we have the opportunity to re-price the indexed component (i.e., reset the cap rates) and change the interest rate in the fixed-rate account, subject to contractual guarantees.
Our most popular traditional fixed-rate product is our Custom annuity, which offers a seven-year surrender charge period and a choice of three-, five-, or seven-year initial guaranteed interest rate periods. After the initial guaranteed interest rate period, the crediting rate for any given deposit is subject to change annually at our discretion, subject to the minimum guaranteed rate specified in the contract. We determine this crediting rate based upon competitive factors, portfolio earnings rate, prevailing market rates, product profitability and our judgment as to the impact any such change would have on our relationships with our customers and distribution partners. We have adjusted, and will continue to adjust, crediting rates on new and in-force business in an attempt to maintain adequate interest spreads.
The following table presents our account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, in basis points (bps), as of December 31, 2013.

	Account Value
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	1 -50 bps Above Minimum Guarantee	51 -150 bps Above Minimum Guarantee	More than 150 bps Above Minimum Guarantee	Total
	(In millions)
Fixed Annuities
1.0% (1)	$1,517.2	$383.1	$1,416.4	$1,565.4	$4,882.1
1.5%	887.4	957.0	2,216.1	1,530.8	5,591.3
2.0%	108.0	—	0.1	—	108.1
3.0 — 3.5%	881.9	14.0	0.5	—	896.4
>3.5%	1,108.8	—	—	—	1,108.8
Total	$4,503.3	$1,354.1	$3,633.1	$3,096.2	$12,586.7
Percentage of Total	35.8%	10.7%	28.9%	24.6%	100.0%
_____________________
(1) Includes FIA account value allocated to indexed accounts, which are subject to a 1.0% minimum crediting rate over the lifetime of the contract.
Both our traditional and fixed indexed annuity contracts permit the contract owners to make withdrawals during the accumulation period. Contract owners may withdraw all or part of the premium paid, plus interest credited to their accounts, subject to contract provisions, such as surrender charges, that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 7.0% to 9.0% of the amount withdrawn starting in the year of contract issue and decreasing to zero over a five- to seven-year period. Approximately $9.39 billion, or 74.6%, of the total account value of our fixed annuities, including FIA, as of December 31, 2013, was subject to surrender charges.
Many of our fixed annuity contracts have a guaranteed return of premium payment feature that may prevent us from collecting the full amount of surrender charges if the contract is terminated in the early years. Approximately $8.08 billion of the total fixed account value, including FIA, has this feature. Additionally, our contracts permit annual withdrawals of up to 10% of the contract holders' account value without incurring surrender charges.

Most of our FIA products also have a market value adjustment ("MVA") feature, which reduces, but does not eliminate, our exposure to interest rate risk. The MVA feature provides for an adjustment to amounts withdrawn or surrendered from the annuity contract. The adjustment is based on the change (positive or negative) in an outside reference interest rate specified in the contract, for example the yield on a corporate bond index. This may result in a gain or loss upon surrender, depending on crediting or indexed rates and contractual minimum guarantees.
We price our products based upon our expected investment returns and our expectations for mortality and the probability that a policy or contract will remain in force from one period to the next, referred to as persistency, for the group of contract owners as a whole. As part of pricing, we take into account mortality improvements in the general population and our historical experience. Additionally, we analyze the risk profile of the product, including any special reserving and capital requirements, and expenses we expect to incur.
For our FIA business, we hedge our exposure to changes in the reference indexes for the current interest term by transacting in options that are correlated to the indexed account allocations selected by our contract holders. For more information regarding our risks in using derivative instruments, see the discussion in Item 1A — “Risk Factors.”
Variable Annuities
We offer variable deferred annuities that allow the contract holder to allocate their premium to separate account subaccounts that each invest in shares of a designated mutual fund. Like a fixed annuity, a variable annuity has an accumulation period and a payout period. There is no guaranteed minimum rate of return for these investments, however, and the contract owner bears the entire risk associated with the performance of the subaccounts, subject to any guaranteed minimum death benefit (GMDB). The majority of our GMDB risk on our variable annuities is reinsured. We do not offer guaranteed living benefits on our variable annuities.
Variable annuities provide us with fee revenue in the form of mortality and expense risk charges, flat-fee annual contract charges and asset-related administration fees. The mortality and expense risk charge and asset-related administration fee equal a percentage of the contract owner’s assets in the separate account at annual rates ranging from 0.6% to 1.4%. We also earn fees from some of the underlying mutual funds based on assets under management. As of December 31, 2013, we had $836.2 million of variable account values held in our separate account.

Distribution
We distribute our deferred annuities primarily through financial institutions, with sales and marketing support provided by our wholesalers. The attractiveness of our products to distributors depends on many factors. For example, many of our annuity products compete on the interest rates we credit initially and through the life of the contract. We may position our products to have more level interest rates through the life of the contract, which could reduce our sales volumes. We adjust the crediting rates we offer on new deposits to reflect current interest rates and to maintain our interest spreads.
The following table sets forth sales in our Deferred Annuities segment, which represent deposits for new policies net of first year policy lapses and surrenders:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Fixed annuities	$903.1	$823.0	$1,745.5
Fixed indexed annuities	1,298.0	292.6	45.3
Variable annuities	42.4	31.0	24.5
Total Deferred Annuities sales	$2,243.5	$1,146.6	$1,815.3
Percentage of sales from top 5 partners	52.4%	59.8%	60.8%
While both interest rates and industry fixed annuity sales remain low relative to historical levels, we believe that the rise in interest rates in the second half of 2013 helped to drive higher sales of deferred annuities industry-wide. We are also benefiting from our expansion in bank distribution, and particularly increased distribution of our FIA product, which generated 2013 sales that were more than four times 2012 sales.
Each of our top five distribution partners contributed significantly to our 2013 sales. In 2014, we are focused on continuing to expand distribution, deepening our existing relationships and adding new partners. Based on our position in the bank distribution channel and our product mix, we believe that we are well positioned in the marketplace if interest rates continue to rise.
Income Annuities
Overview
We offer retail immediate annuities that guarantee a series of payments that continue either for a certain number of years or for the remainder of an annuitant’s life. Payments can begin immediately or can be deferred several years into the future. As of December 31, 2013, we had $983.0 million of reserves associated with retail immediate annuities. In late 2012, we discontinued sales of structured settlement annuities; however, we continue to service our existing block of business. As of December 31, 2013, our Income Annuities segment had $5.51 billion of reserves associated with structured settlement annuities.
Our earnings from this segment are driven by the spread on our investment of contractholder deposits versus the interest rate assumptions we used to set reserves for these contracts, less acquisition and administrative expenses. Earnings also increase or decrease on the contracts that contain life contingent payments depending upon our mortality experience. Mortality gains and losses represent the difference between actual and expected reserves released on our life-contingent annuities. Mortality experience is volatile and can fluctuate significantly from period to period.
We are focused on sales of period-certain SPIAs that are shorter-duration and reduce our reinvestment risk relative to longer-term annuities. We are also focused on adding new distribution partners for this product, which we sell primarily through the same channel as our deferred fixed annuities. We believe that the demographic trend of greater numbers of people approaching retirement age and their need for sources of dependable retirement income to last their entire lives will help maintain demand for retirement products. However, we expect SPIA sales will continue to be pressured by the low interest rate environment.
Products
Immediate Annuities
Immediate annuities provide for contractually guaranteed payments that typically begin within one year of issue. In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s life time or the longer of the two. Generally, our immediate annuities available do not provide for surrender or policy loans by the contract holder. We offer a liquidity feature on certain products that allows the contract holder to periodically reduce a portion of the future payments in exchange for a present value lump sum. We also offer a feature that allows beneficiaries to convert remaining non-life contingent benefits to a lump sum after death of the annuitant. Certain products enable the customer to select a payment start date several years after contract purchase, also known as longevity annuities, which we believe provides customers with a cost effective means of funding a future income stream.
We price immediate annuities using industry-produced annuity mortality information, our mortality experience and assumptions regarding annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter. Our immediate annuities with life contingencies are underwritten internally. If we determine the annuitant has a shorter or longer than standard life expectancy, we adjust our pricing to reflect that information.
Structured Settlements
Structured settlement annuities, which are long-term in nature, are typically purchased for the benefit of an injured claimant to guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract. We discontinued sales of structured settlements in 2012. However, we continue to service our existing block of business, and we endeavor to maintain profit margins on this block of business through disciplined asset-liability management, which includes investing in commercial mortgage loans and equities.
We offer funding services to existing payees whose financial circumstances may have changed from the time they originally received a structured settlement. Our funding services provide a lump sum payment to replace future benefit payments.
Distribution
We distribute our SPIAs primarily through financial institutions and broker-dealers, with sales and marketing support provided by our wholesalers.

The following table sets forth sales in our Income Annuities segment, which represent deposits for new policies:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
SPIA	$203.0	$173.5	$111.1
Structured settlements	7.5	84.7	110.8
Total Income Annuities sales	$210.5	$258.2	$221.9
Percentage of SPIA sales from top 5 partners	40.6%	32.1%	33.6%
We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based on demographics. Our experience with mortality and longevity risk, combined with disciplined underwriting, drive our product pricing and product designs and ultimately contribute to our competitiveness in the marketplace.
Individual Life Division
Overview
Our Individual Life Division sells life insurance products that focus on the creation and protection of our clients' wealth by providing products that protect against financial hardship or preserve wealth as part of an estate plan. We offer universal life insurance products that may be designed to provide protection for the insured, and may include a buildup of cash value that can be used to meet the policyholder’s financial needs during his or her lifetime. Our individual term life products provide life insurance coverage with guaranteed level premiums for a specified period of time, with little or no buildup of cash value payable upon lapse of the coverage. We also offer institutional life insurance products to banks and other corporate institutions to insure the lives of their employees, usually officers and other highly compensated employees.
For our universal life product, earnings are driven by investment margins, risk charges on policyholder account balances relative to mortality experience, and expense margins (charges assessed to our policyholder less expenses incurred to manage our business). Mortality experience also drives earnings on our term and traditional life products. For our BOLI product, earnings are driven by return on assets (ROA), which includes investment margin, cost of insurance revenue, mortality experience and expense margins. BOLI ROA is calculated as total revenues, including net investment income and cost of insurance charges, less total policyholder benefits and claims as a percentage of BOLI account values.
Products
Universal Life Insurance
We offer universal life insurance products with a range of product features, which provide policyholders with death benefit coverage. Our Classic UL product offers the ability to accumulate assets on a flexible, tax-deferred basis with the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. We offer a lapse protection benefit (LPB) rider for Classic UL, which offers guaranteed premiums while maintaining some cash accumulation value. Most of our universal life products allow policyholders to adjust the timing and amount of premium payments. As of December 31, 2013, we had $726.2 million of account values associated with our universal life products. Due to favorable changes in the interest rate environment, we also reintroduced our SPL product, which provides a lifetime death benefit for a single premium.
We credit premiums paid to the policyholder’s account, and we deduct expense and risk charges, known as cost of insurance charges (COI), which generally increase from year to year as the insured ages. Most of our UL policies also include provisions for surrender charges for early termination and partial withdrawals.
We credit interest on policyholder account balances at a rate determined by us, subject to a contractually guaranteed minimum rate. Our UL products have provisions that allow crediting rates to be reset at contractually-defined intervals, subject to minimum crediting rate guarantees. We determine crediting rates based upon competitive factors, portfolio earnings rates, prevailing market rates, product profitability and our judgment as to the impact any such change would have on our relationships with our customers and distribution partners. We have adjusted, and will continue to adjust, crediting rates on new and in-force business as part of our efforts to maintain adequate interest spreads.
The following table presents our account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, as of December 31, 2013.

	Account Value
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	Above Minimum Guarantee	Total
	(In millions)
Universal Life Insurance
>2.0% — 3.0%	$73.9	$28.5	$102.4
>3.0% — 4.0%	338.6	205.5	544.1
>4.0% — 5.0%	79.6	0.1	79.7
Total	$492.1	$234.1	$726.2
Percentage of Total	67.8%	32.2%	100.0%
Our current UL insurance product design is impacted by the statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as AXXX deficiency reserves. We had $52.8 million of AXXX deficiency reserves as of December 31, 2013. We expect to implement financing solutions as a strategy to manage these reserves in the future, as sales of our Classic UL product with our LPB rider have caused, and will continue to cause, growth in these reserves.
Term Life Insurance
We offer term life products that provide a guaranteed benefit upon the death of the insured while the coverage is in force. Our term life policies have little to no cash value buildup and therefore rarely have a payout if a policyholder decides to allow the policy to lapse.
As of December 31, 2013, we had $164.4 million of reserves, net of reinsurance, associated with our term life and other traditional life products. Therefore, the impact from statutory reserves mandated by the valuation of life insurance policies model regulation, also known in the insurance industry as XXX deficiency reserves, is minimal.
Our primary term life insurance products have guaranteed level premiums for initial terms ranging from 10 to 30 years. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue paying premiums under the current policy without demonstrating insurability, or to qualify for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age or ceases to make premium payments or otherwise terminates the policy.
Institutional Products
Our institutional products include our fixed rate BOLI and our variable COLI products, which are commonly used by banks and other corporations as a tax-advantaged asset to fund employee benefit plans.
Our BOLI product offers customers a highly stable, low-risk investment with an attractive annual after-tax equivalent return. As of December 31, 2013, we had $4.80 billion of BOLI account values. The majority of our BOLI policies have contractual provisions that allow us to adjust the interest crediting rate periodically, based on the portfolio yield and claims experience, subject to certain contractual minimums. We have adjusted, and will continue to adjust, crediting rates in our efforts to maintain adequate interest spreads.
The following table presents our BOLI account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, as of December 31, 2013. The table presents the lifetime gross contractual minimum guaranteed interest rates for our BOLI policies, before COI charges and administration fees.

	Account Value
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	Above Minimum Guarantee	Total
	(In millions)
Bank Owned Life Insurance
>1.0% — 2.0%	$—	$795.4	$795.4
>2.0% — 3.0%	—	730.7	730.7
>3.0% — 4.0%	—	492.5	492.5
>4.0% — 5.0%	728.6	2,050.9	2,779.5
Total	$728.6	$4,069.5	$4,798.1
Percentage of Total	15.2%	84.8%	100.0%
For the majority of our BOLI business, the underlying asset portfolios are earning sufficient returns to support crediting rates higher than the guaranteed minimum, while maintaining our expense margins. If portfolio rates decrease, we could gradually lower crediting rates towards the minimums. We may experience volatility on results of our BOLI business due to the timing of claims incurred and mortality experience.
Our variable COLI product allows customers to allocate premium into either a separate account or a fixed account. The separate account is divided into subaccounts that each invest in shares of a designated underlying mutual fund, and customers elect their investment allocations within these subaccounts. The variable COLI account values will fluctuate based on returns of the selected assets, less any COI charges and administration fees. As of December 31, 2013, we had $47.5 million of variable COLI account values.
Underwriting and Pricing
Our underwriting policies are generally consistent across our Individual Life products. We believe our rigorous underwriting and pricing practices are significant drivers of the consistent profitability of our life insurance business. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. We also strive to deliver competitively priced products for the marketplace. For example, in 2013 we repriced our Classic UL product to be more competitive and will continue to make further adjustments to the product in 2014. We also expect to develop a UL product with survivorship benefits later in 2014.
Most of our fully underwritten life insurance policies place each insurable applicant in one of six primary risk categories, depending upon current health, medical history and other factors. Each of these six categories has specific health criteria, including the applicant’s history of using nicotine products. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.
We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category. We may decline an applicant’s request for coverage if the applicant’s health or other risk factor assessment is unacceptable to us. All underwriting decisions are made by our own underwriting personnel or by our automated underwriting system. We do not delegate underwriting decisions to independent sales intermediaries.
For certain markets, we have developed specially priced products to support a “simplified issue” process. This process enables us to reach applicants not served by traditional insurance agents. “Simplified issue” contracts are typically generated via worksite sales to employees and sales to retail bank customers. Insurance coverage amounts are limited and separate underwriting guidelines are applied for simplified issue policies.
We use reinsurance agreements to limit our exposure to mortality risk. Refer to "— Reinsurance" for discussion of our reinsurance agreements. We review our reinsurance coverage periodically to balance risk management and pricing expectations, which resulted in updates to our reinsurance agreements in 2013. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies for managing our underwriting risks.
Distribution
We offer our life insurance products primarily through retail channels, including brokerage general agents, financial institutions, independent agents, and financial advisers. We also utilize specialty agents to distribute our BOLI and variable COLI products.

The following table sets forth sales in our Individual Life segment. Sales represent annualized first year premiums for recurring premium products, or 10% of new single premium deposits, net of first year policy lapses and surrenders. BOLI and variable COLI sales represent new deposits:

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Term life	$2.7	$2.2	$2.0
Universal life, including SPL	15.9	6.9	9.7
Individual sales	18.6	9.1	11.7
Percentage of Individual sales from top 5 partners	59.1%	39.6%	45.3%
BOLI sales	—	20.0	—
Variable COLI sales	45.0	—	—
During 2013, individual sales increased due to our expanded BGA distribution network. We believe there are opportunities to further expand our sales through the BGA market, both increasing our penetration with existing partners and expanding our reach to new partnerships. We believe our Classic UL with our LPB rider is well-positioned for this market. In addition, for our term and refreshed SPL products, we aim to leverage our existing strong relationships with financial institutions to generate sales in the middle-market.
The low interest rate environment has created a difficult sales environment for our BOLI product. It is less advantageous for institutions to purchase this product when rates are low, and it is a highly competitive environment for insurers to capture market share. Until interest rates are more favorable, we have shifted our focus to sales opportunities for our variable COLI product, which is less sensitive to interest rates.
Competition
We face significant competition for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers, in each of our businesses. Generally, our life, health and annuity insurance products compete with similar products offered by other large and highly rated insurers. In addition, our annuity products compete with products offered by other financial services companies. Our ability to compete effectively is dependent on a number of factors, including:

•	product features;

•	price;

•	commissions;

•	the strength of our brand;

•	reputation;

•	quality of service and related technological capabilities;

•	financial strength ratings;

•	our ability to invest premiums and deposits in appropriate assets; and

•	diversification of distribution channels, including on-line distribution capabilities.
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
We believe that our distribution network, strong financial position, diverse business mix, and disciplined investment management provide us with competitive advantages. Further, we are able to adjust our renewal pricing annually for most of our group medical stop-loss insurance products which are one-year contracts. However, there is a risk that purchasers may be able to obtain more favorable rates from competitors than if they were to renew coverage with us.

Reserves
Overview
We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with U.S. generally accepted accounting principles (GAAP). We establish reserves at amounts that we expect to be sufficient to satisfy our contractual obligations, and we release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation and healthcare costs. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments. For further information on our accounting policies for reserves, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Note 2 of the consolidated financial statements.
Group Benefits and Group Life and DI
Our reserves for unpaid medical stop-loss and group life insurance claims are estimates of the ultimate net cost of both reported losses that have not yet been settled and incurred but not yet reported losses. Reserves for incurred but not yet reported claims are based upon historic incidence rates, severity rates, reporting delays and any known events that we believe will materially affect claim levels.
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
Deferred Annuities
Our deferred annuity products are considered investment-type contracts. Our fixed deferred annuity liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus interest credited to the account. Our FIA liabilities also include an estimate of the fair value of the index-based interest guarantee in the contract, also referred to as the value of the embedded derivative.

Income Annuities
Reserves for future contract benefits on our income annuity contracts are calculated as the present value of expected future contract holder benefits, discounted for mortality and interest. The interest and mortality discount assumptions are based on purchase accounting assumptions for the block of business written prior to our acquisition of the business from Safeco Corporation on August 2, 2004. For business written on or after August 2, 2004, the interest and mortality discounts are based on pricing assumptions.
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
Separate Accounts Assets and Liabilities
Separate account liabilities primarily represent the policyholder’s account balance in the separate account. These liabilities are equal to the separate account assets, which are based on the net asset value of the shares of the underlying mutual funds in which the separate account invests.

Investments
In managing our investments, we are focused on disciplined matching of our assets to our liabilities and preservation of principal. Within this framework, we seek to generate appropriate returns through individual security analysis. We aim to reduce and manage credit risk by focusing on capital preservation, fundamental credit analysis and value-oriented security selection. Our investment portfolio consists in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high-yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. For further information on our investment portfolio, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”
We have contracted with professional investment advisers to invest the majority of our assets. The exception is our commercial mortgage portfolio, which we originate and manage through our internal commercial mortgage loan department. White Mountains Advisors LLC, a related party, and its subadvisers manage the majority of our investment portfolio, including our fixed maturities and limited partnerships. Our equity focused investments, composed primarily of common stock, are managed by Prospector Partners, LLC, or Prospector.
We separate our investments into distinct portfolios and align them to our segments. Our investment strategy for each portfolio is based on the expected cash flow characteristics of the liabilities associated with the portfolio. The portfolio strategies are regularly monitored using several portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.
Additionally, in connection with certain products and investments, we use a variety of strategies to manage the associated risks, including the use of derivative instruments, primarily options, interest rate swaps and foreign currency swaps and forwards. We have established policies for managing each of these risks, including controls over derivatives designed to prevent market-making and other speculative activities. See Note 2 and Note 4 of the consolidated financial statements for further discussion
In general, we invest in the following types and durations of assets for our segments:

•	Benefits. We invest in short duration corporate bonds and mortgage-backed securities.

•
Deferred Annuities. We invest in short to medium duration corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds. We also take positions in equity index call options to economically hedge exposure to equity markets related to our FIA product liabilities.

•
Income Annuities. The Income Annuities segment has liability payments that extend well beyond 40 years. Therefore, we invest the majority of the segment’s portfolio in long duration corporate bonds, mortgage-backed securities and commercial mortgage loans, and a modest amount of below investment grade bonds. In addition, we invest in equities to support a portion of the liability payments due more than 25–30 years in the future.

•	Individual Life. We invest in medium to long duration corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•	Other. We invest in corporate bonds and equities, commercial mortgage loans, limited partnerships and a modest amount of below investment grade bonds.
We are exposed to five primary sources of investment risk:

•	Credit risk — risk relating to the continued ability of a given obligor or borrower to make timely payments of principal and interest or contractual amounts due related to derivative contracts;

•	Interest rate and credit spread risk — risk relating to the market price and/or cash flow variability associated with changes in market yield curves and credit spreads;

•
Liquidity risk — risk relating to our ability to convert certain investments to cash, including commercial mortgage loans and private placement securities, which are relatively illiquid regardless of market conditions;

•	Equity risk — risk relating to adverse fluctuations in a particular common stock or equity markets in general; and

•	Foreign currency exchange rate risk — risk relating to adverse fluctuations in foreign currency.
Our ability to manage these investment risks while generating an appropriate investment return is essential to our business and our profitability.

For our fixed maturities, we regularly monitor the creditworthiness of issuers and collateral performance of structured securities. If deterioration is evident, such as an issuer downgrade by credit rating agencies, further analysis is undertaken to determine if the expected risk and return are within our thresholds. We also manage credit risk through industry and issuer diversification. We manage derivative counterparty risk by monitoring the creditworthiness of our counterparties and, whenever possible, requiring collateral that is remeasured daily based on the net exposure.
For commercial mortgage loans, we manage credit risk by analyzing the market value and revenue generating potential of the property for all new loans, assessing the credit worthiness of the borrower, and inspecting the underlying property. We regularly review the financial statements of our borrowers and the underlying properties. This review includes analysis of loan-to-value and debt service coverage ratios, along with other key metrics, and is performed at least annually for all loans. We diversify our credit risk by both geographic location and property-type and generally use personal recourse to further reduce our risk of loss.
We mitigate interest rate risk through management of cash flow and duration matches between our assets and liabilities, seeking to reduce risk of realized loss in both rising and falling interest rate environments.

We mitigate equity risk by limiting the size of our equity portfolio. We align our equity exposure in our Income Annuities segment to our long duration obligations. We review the ability of our capital base to absorb downside volatility without creating capital ratio stress and/or constraints on growth. We generally invest in positions in the United States and other developed markets. The investments are identified using a bottom-up fundamental analysis and value-oriented investment approach.
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
We use reinsurance primarily in our Benefits and Individual Life divisions to diversify our risks and manage loss exposures, to write policies in amounts larger than the risk we are willing to retain, to improve our results by leveraging favorable reinsurance pricing and to provide additional capacity for future growth. The following summarizes our reinsurance coverage by line of business:

•
Medical stop-loss: in general, we reinsure medical stop-loss risk exceeding $1.1 million per individual, and $1.0 million for aggregate claims. For policies issued after October 2013, we increased our retention to $1.5 million per individual.

•
Group life & DI: we reinsure group life claims exceeding $0.25 million per individual, per line of coverage. We reinsure 20% and 90% of our short-term and long-term disability risk, respectively. We further reinsure 100% of our retained risk for group life claims in the event of a catastrophe (for example, acts of terrorism or natural disaster).

•
Individual life: we reinsure risk related to universal life, term, BOLI and variable COLI products, and our coverage varies by product, policy issue year and issue age of the individual. We reinsure claims exceeding face amounts ranging from $0.5 million to $3.0 million. Most of our fully-underwritten term life insurance is 50% to 90% reinsured.

The use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer.
We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. We had reinsurance recoverables of $310.8 million and $302.1 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, our largest reinsurer, RGA Reinsurance Company, represented 39.0% of the overall recoverables, and had an A.M. Best rating of A+. Under various treaties, RGA reinsures the risk of a large loss on certain term life, universal life and medical stop-loss insurance policies, and provides reinsurance related to group life insurance products offered by our Benefits segment, including our catastrophe coverage.

For more information regarding our risks in using reinsurance arrangements, see the discussion of our divisions and segments and Item 1A — “Risk Factors.” For more information regarding our reinsurance program and recoverables, see Note 10 to the consolidated financial statements.
Enterprise Risk Management
We actively manage, measure, and monitor the risks associated with our business. At the corporate level, the Chief Financial Officer has been designated as the Chief Risk Officer to lead our ERM function. We have established an enterprise risk committee (ERC), which includes management from across the Company with knowledge of our business activities. The mission of our ERM function is to support the achievement of our strategic priorities by:

•	Providing a comprehensive view of the risks facing the Company, including risk concentrations and correlations;

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with our overall risk philosophy;

•	Communicating and monitoring our risk exposures relative to set limits and recommending or implementing mitigating strategies; and

•	Providing insight to management on growing the businesses and achieving optimal risk-adjusted returns within established guidelines.
We continually consider the efficiency and effectiveness of our ERM process, and, when appropriate, incorporate methodology changes, policy modifications and emerging best practices.
Financial Strength Ratings
Rating organizations continually review the financial performance and condition of most insurers and provide financial strength and issuer credit/default ratings based on a company’s operating performance and ability to meet obligations to policyholders. Ratings provide both industry participants and insurance consumers meaningful information that is an important factor in establishing the competitive position of insurance companies. In addition, ratings are important to maintaining public confidence in us and our ability to market our products.
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
Symetra Financial Corporation and our principal life insurance company subsidiaries, Symetra Life Insurance Company and First Symetra National Life Insurance Company of New York, are rated by A.M. Best; Standard and Poor’s (S&P); Moody’s and Fitch as follows, as of December 31, 2013:

	A.M. Best	S&P	Moody’s	Fitch
Financial Strength Ratings
Symetra Life Insurance Company	A	A	A3	A+
First Symetra National Life Insurance Company of New York	A	A	NR*	A+
Issuer Credit/Default Ratings
Symetra Financial Corporation	bbb+	BBB	Baa3	A-
Symetra Life Insurance Company	a+	A	NR*	NR*
First Symetra National Life Insurance Company of New York	a+	A	NR*	NR*
____________________
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
Moody’s Investors Service states that obligations rated “A3” are judged to be upper-medium grade and are subject to low credit risk. The “A” range is the third highest of nine financial strength rating ranges assigned by Moody’s which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with “1” being the highest and “3” being the lowest. Accordingly, the “A3” rating is the seventh highest of Moody’s 21 ratings categories. Moody’s credit rating is assigned to our senior debt. Obligations assigned a rating of “Baa” are subject to moderate credit risk, considered medium-grade, and may possess certain speculative characteristics.
Fitch states that insurance companies with a financial strength rating of “A+” (Strong) are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third highest of nine financial strength categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “B” category. Accordingly, the “A+” rating is the fifth highest of Fitch’s 19 financial strength ratings categories. Fitch issuer default ratings range from “AAA” (highest credit quality) to “D” (default). Fitch describes its “A–” issuer default rating as “high credit quality,” which denotes an expectation of low default risk, but the issuer may be more vulnerable to adverse business or economic conditions than higher ratings.
A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot provide assurance that we will maintain our current ratings in the future. Other agencies may rate Symetra or our insurance company subsidiaries on a solicited or unsolicited basis.
Regulation
Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance businesses, and our insurance company subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our insurance products, and thus our businesses, also are affected by federal, state and local tax laws. We are also subject to state regulation with respect to laws and public policies governing unclaimed property, which includes unclaimed death benefits on life and annuity policies.
Variable annuity contracts and variable life insurance contracts (“variable contracts”) issued by our insurance company subsidiaries are securities and unless offered pursuant to an exemption, are registered as such under the Securities Act of 1933 (the “1933 Act”). As a result, the Securities and Exchange Commission (SEC) regulates their offer and sale. In addition, most such variable contracts are issued through separate accounts that are registered as investment companies under the Investment Company Act of 1940 (the “1940 Act”), and our broker-dealer that underwrites the contracts is registered under the Securities Exchange Act of 1934 (the “1934 Act”). The SEC regulates both registered investment companies and broker-dealers and the Financial Industry Regulatory Authority, Inc. (FINRA) also regulates our broker-dealer (and indirectly the offer and sale of our variable contracts).
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
The following discussion should be read in conjunction with the notes to our consolidated financial statements, as well as the risk factors included in Item 1A — "Risk Factors" and the discussion included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Insurance Regulation
Our insurance company subsidiaries are licensed and regulated in all states in which they conduct insurance business, and all forms and rates are filed for approval in states where required. In many instances, the laws and regulations originate from the National Association of Insurance Commissioners (NAIC), which provides standardized insurance industry model laws and regulations, and standardized accounting and reporting guidance. The extent of this regulation varies, but most states have broad administrative power dealing with many aspects of our insurance company subsidiaries’ business. These laws and regulations govern the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance, insurer use of captive reinsurance companies, mergers and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices, underwriting practices, privacy, agent appointments, claims handling and the remittance of unclaimed property. State insurance departments monitor our market conduct by examining our policies, procedures and practices from time to time through market conduct examinations and/or market analysis. Similarly, claims handling policies, procedures and practices are monitored by the states through claims examinations. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain lines of insurance. The types of insurance laws and regulations applicable to us or our insurance company subsidiaries are described below.
Insurance Holding Company Regulation
All states in which our insurance company subsidiaries conduct insurance business have enacted legislation that requires each insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority periodic financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. See Note 17 to the consolidated financial statements for further discussion of statutory-basis information. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and approval or non-disapproval by, the insurance regulatory authority of the insurer’s state of domicile.
On January 14, 2014, Symetra Life Insurance Company filed applications with the Washington State Office of the Insurance Commissioner and Iowa Insurance Division to redomesticate (also known as redomicile) from the state of Washington to the state of Iowa. The change in legal domicile is expected to occur mid-2014, pending regulatory approvals. We do not expect the change in domicile to affect existing policyholders or to result in additional material operating expenses.
Policy Forms
Our insurance company subsidiaries’ policy forms are subject to regulation in every state in which such policies are offered. In most states, policy forms must be filed (and, in most cases, approved) prior to their use.
Dividend Limitations
As a holding company with no significant business operations of its own, Symetra depends on dividends or other distributions from its subsidiaries as the principal source of cash to meet its obligations, including the payment of interest on and repayment of principal of any debt obligations and payment of dividends to stockholders and stock repurchases. The payment of dividends or other distributions to Symetra by its insurance company subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. In the state of Washington, the current state of domicile of Symetra’s principal insurance company subsidiary, Symetra Life Insurance Company, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the insurance commissioner has received sufficient notice of the intended payment and has approved or not objected to the payment within the 30-day period. An “extraordinary” dividend or distribution is defined under Washington law as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations for the prior year.
State laws and regulations also prohibit an insurer from declaring or paying a dividend except out of its statutory surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance company subsidiaries to Symetra (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contract holders.
Upon approval of the redomestication applications discussed above, the payment of dividends or other distributions to Symetra by Symetra Life Insurance Company will be regulated by the insurance laws and regulations of the state of Iowa. The holding company insurance laws and regulations of the state of Iowa impose similar dividend requirements as those imposed in the state of Washington as described above. Therefore, we do not expect the laws and regulations governing Symetra Life Insurance Company’s ability to pay dividends or make other distributions to Symetra to significantly change as a result of the redomestication.
Regulatory Examinations
At any given time, a number of financial, market conduct or other examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company’s insurance company subsidiaries.
Statutory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations (generally every three to five years) of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of several other states under guidelines promulgated by the NAIC. During the three-year period ended December 31, 2013, we have not received any material adverse findings resulting from any insurance department examinations of our insurance company subsidiaries.
Market Conduct Regulation Examinations
As part of their oversight process, state insurance departments also conduct periodic detailed examinations of market conduct practices of insurance companies selling life insurance and annuity contracts in their jurisdictions. These examinations cover marketplace activities of life insurers, including the form and content of advertising and other disclosures to consumers, product illustrations, suitability determinations, replacement of contracts and other sales practices, underwriting practices, handling of complaints, claims handling and processing practices and agent appointment practices. Often market conduct examinations are focused on a single or a few practices that are of particular interest to state insurance departments. Market conduct examinations may be conducted by one state insurance department, or by departments of several states acting jointly.
The California Department of Insurance is conducting a market conduct examination of Symetra’s life insurance company subsidiaries. This market conduct examination is similar to examinations the California Department of Insurance has conducted or is conducting of other life insurance companies, ans is focused on life insurance and annuity claims settlement practices, including practices related to the handling of unclaimed property. California is conducting this examination on behalf of itself and seven other states, including the state of Washington.
Guaranty Associations and Similar Arrangements
Most states require life insurers that write insurance within the state to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. In the event of an insolvency, these associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

Change of Control
The laws and regulations of the states in which our insurance company subsidiaries are domiciled require that a person obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.
Policy and Contract Reserve Sufficiency Analysis
Under the laws and regulations of their states of domicile, our life insurance company subsidiaries are required to conduct annual analyses of the sufficiency of their life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our life insurance company subsidiaries submit these opinions annually to applicable insurance regulatory authorities. For further information on the results of our 2013 statutory reserve adequacy analysis, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
NAIC Initiatives
The NAIC ended its “Solvency Modernization Initiative” in 2013, which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. The initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative resulted in the release of the NAIC Risk Management and Own Risk and Solvency Assessment model act (the “ORSA Model Act”) which, following enactment at the state level, will require larger insurers to assess the adequacy of their and their group’s risk management and current and future solvency position. The ORSA Model Act requires the filing of an ORSA Summary Report, which is a summary of an insurer’s self-assessment of the material and relevant risks associated with its business plan and the sufficiency of capital to support those risks. The state of Iowa has adopted the ORSA Model Act and, pending approvals of our application to redomesticate our primary insurance company subsidiary, we expect to file an ORSA Summary Report in 2015. The ORSA model act has been introduced in the Washington state legislative session for 2014 but is not yet adopted.
The NAIC also adopted in 2010 amendments to the Model Insurance Holding Company System Regulatory Act and Regulation (the “Holding Company Amendments”), which will be required for state accreditation effective January 1, 2016. The Holding Company Amendments require insurers to make an annual filing of an enterprise risk report that identifies all of the material risks within the insurance holding company system that could pose enterprise risk to the insurer.
In addition, in 2012 the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. The valuation manual containing the principles-based approach will not become effective unless it is enacted in law by a minimum number of state legislatures. A number of insurance commissioners have opposed the current form of the principles-based approach. The compliance and accounting costs to comply with a principles-based reserving requirement cannot be predicted at this time.
Moreover, the NAIC is reviewing life insurers’ use of separate accounts that are insulated (where assets of the separate account, equal to the reserves and other contract liabilities with respect to the account, are protected from liabilities arising out of any other business of the company) for products that are not variable, which might lead to a recommendation against the allowance of insulation for certain products. We cannot predict what, if any, changes may result from this review and possible recommendations. If applicable insurance laws are changed in a way that impairs the use of insulation for certain contracts, our ability to compete effectively in certain markets, such as BOLI, may be adversely affected.
The NAIC is also reviewing insurance companies' use of captive insurance entities for reinsurance transactions, including the quality of the assets supporting reserves and the nature of the reinsurance transactions that involve captive entities. Although we currently do not have an associated captive insurance entity, as we sell more UL products that require excess or redundant reserves, we will need to establish a captive entity or other financing solution to remain competitive.

Surplus and Capital Requirements
Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance company subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not believe that the current or anticipated levels of statutory surplus of our insurance company subsidiaries present a material risk that any such regulator would limit the amount of new policies that our insurance company subsidiaries may issue.
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
If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2013, the risk-based capital of each of our life insurance company subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action. As of December 31, 2013, Symetra Life Insurance Company, our primary insurance company subsidiary, had a risk-based capital ratio of 461%, which exceeded the minimum RBC requirements of 200%.

Statutory Accounting Principles
Statutory accounting principles (SAP) is a basis of accounting developed by state insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various states. These accounting principles and related regulations determine, among other things, the amounts our insurance company subsidiaries may pay to us as dividends. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP will generally be different from those reflected in financial statements prepared under SAP.
Regulation of Investments
Each of our insurance company subsidiaries is subject to laws and regulations, primarily in their state of domicile, that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, foreign securities, real estate, equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments held by our insurance company subsidiaries comply with these laws and regulations. In addition, related laws and regulations addressing insolvency of life insurance companies also may indirectly limit Symetra Life Insurance Company’s ability to invest assets in certain types of derivative contracts.
Federal Regulation of Insurance
Currently, the federal government does not regulate directly the business of insurance. However, the Dodd-Frank Act created a Federal Insurance Office (FIO). While the FIO is not currently expected to directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation. In December 2013, as required by the Dodd-Frank Act, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States. The report contained a number of recommendations, including recommendations regarding oversight of insurance capital adequacy and solvency, resolution of insolvent insurers, marketplace regulation, and areas for direct federal involvement in insurance regulation. We cannot predict at this time if any of FIO’s recommendations will be implemented or what, if any, impact they will have on insurance regulatory policy, including the state-based system of regulation that governs insurance in the United States.
Although the federal government does not at this time comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, privacy regulation, financial services regulation, securities, healthcare and pension and welfare benefits regulation, can also significantly affect the insurance industry. From time to time, federal measures are proposed that may significantly affect the insurance business, including direct federal regulation of insurance through an optional federal charter, limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax exempt savings and retirement vehicles, and the federal estate tax. Likewise, there exists uncertainties relating to the proposals and rules that have been written and yet to be written by various federal agencies as part of the implementation of the Dodd-Frank Act and PPACA, including the delegation of enforcement authority to the states for PPACA’s health care reforms as applied to health insurers. We cannot predict whether these or other proposals or rules will be adopted, or what impact, if any, such proposals or rules may have on our business.
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
In late 2012, Symetra received notice that a private contractor would conduct such an audit of its three life insurance company subsidiaries, on behalf of the treasurers, controllers, or revenue departments of certain participating states. In 2013, we entered into a Global Resolution Agreement, along with a number of other life insurance companies, with the participating states regarding the conduct and procedures of the audit. This audit seeks to identify death benefits and other payments under life insurance and annuity contracts that have not yet been paid to beneficiaries, in order to determine whether such benefits should be escheated to the states in which deceased owners resided. As of February 2014, approximately 31 states are participating in the audit. The audit began in December 2013 and is ongoing.
Tax Laws
Existing federal laws and regulations provide favorable tax treatment to many insurance products we offer. Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax advantages within life insurance and annuity products. Although legislation enacted over the past few years has largely preserved the favorable tax treatment of our insurance products, we expect that large federal deficits and debt may continue to put pressure on Congress to raise revenue. If existing federal laws and regulations are revised to reduce this favorable tax treatment or to increase the tax-deferred status of competing products, we, along with other life insurance companies, will be adversely affected with respect to our ability to sell such products.
Other Laws and Regulations
Securities Regulation
Certain of our subsidiaries are subject to various levels of regulation under the federal securities laws administered by the SEC. Variable contracts issued by our life insurance company subsidiaries are securities. Most are registered under the 1933 Act and are fully subject to the 1933 Act and rules thereunder. Other variable contracts are sold in non-public offerings in reliance on an exemption from the registration requirements of the 1933 Act, but are subject to its anti-fraud provisions. Our broker-dealer subsidiary serves as principal underwriter and limited retail broker-dealer of the variable contracts and is regulated by the SEC under the 1934 Act, as well as by FINRA. Various state and local regulators also may regulate our broker-dealer. The registered representatives of our broker-dealer are regulated by the SEC and FINRA and are also subject to applicable state and local laws. Our business partners in the sale and distribution of variable contracts and other securities are likewise regulated by these laws and regulations.
Certain separate accounts of our life insurance company subsidiaries through which variable contracts are issued are registered with the SEC as investment companies under the 1940 Act. The 1940 Act imposes a complex and rigorous regulatory regime on investment companies. Certain separate accounts of our life insurance company subsidiaries through which variable contracts not registered under the 1933 Act are issued, are not registered as investment companies in reliance upon exclusions from the definition of an investment company found in the 1940 Act. Nevertheless, certain provisions of the 1940 Act apply to such separate accounts.

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

The laws and regulations identified above are primarily intended to protect investors in the securities markets and generally grant the SEC and other regulators broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In the event of failure by our subsidiaries, employees and business partners to comply, possible sanctions that regulators may impose include: (1) censures or fines of our life insurance or broker-dealer companies; (2) suspension or limitation of sales of our products; (3) suspension of individual employees or agents; (4) limitations on the activities in which our broker-dealer may engage; (5) suspension or revocation of registration or licenses of our broker-dealer; and (6) public disclosure of our failure to comply which may damage our reputation (or that of our business partners) and/or encourage private litigation.
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
Privacy of Consumer Information
U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures from time-to-time consider additional legislation relating to privacy and other aspects of consumer information. Violation of these consumer privacy laws could result in significant penalties and adverse regulatory actions.
USA Patriot Act
The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Therefore, we are required to identify customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions. We also must maintain internal practices, procedures and controls to meet our obligations under the Patriot Act.
Employees
As of December 31, 2013, we had approximately 1,230 full-time and part-time employees. We believe our employee relations are satisfactory.
Executive Officers and Former Executive Officers
Set forth below is a list of the executive officers and a former executive officer of Symetra as of February 18, 2014. The positions listed are of Symetra unless otherwise indicated.

Name	Age	Positions
Thomas M. Marra	55	Director, President and Chief Executive Officer
Margaret A. Meister	49	Executive Vice President and Chief Financial Officer
Tommie D. Brooks	43	Senior Vice President and Chief Actuary
David S. Goldstein	58	Senior Vice President and General Counsel and Secretary
Christine A. Katzmar Holmes	55	Senior Vice President — Human Resources and Administration
George N. McKinnon	55	Senior Vice President and Chief Information Officer
Michael W. Fry	52	Executive Vice President — Benefits Division, Symetra Life Insurance Company
Daniel R. Guilbert	40	Executive Vice President — Retirement Division, Symetra Life Insurance Company
Craig R. Raymond	52	Senior Vice President — Benefits Division, Symetra Life Insurance Company; former Chief Strategy Officer
Thomas M. Marra has been a director, chief executive officer and president of Symetra since June 2010 and director and president of Symetra Life Insurance Company since June 2010. He is also an officer and director of various affiliates of Symetra. Prior to joining Symetra, Mr. Marra served as senior advisor at the Boston Consulting Group in the North America Financial Services division from September 2009 until May 2010. Beginning in 1980, when he was an actuarial student, and until July 2009, Mr. Marra was with The Hartford Financial Services Group, Inc. (“The Hartford”). While at The Hartford, he held increasingly senior positions, most recently as president and chief operating officer, as well as holding various directorships with the parent company and its subsidiaries. He is currently a director of the American Council of Life Insurers (“ACLI”) and a past chairman of the board of the ACLI and of the Insured Retirement Institute. Mr. Marra is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He received his B.S. degree from St. Bonaventure University.
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
Tommie D. Brooks has been senior vice president of Symetra and Symetra Life Insurance Company since November 2010 and chief actuary since March 2007. He is also an officer and director of various affiliates of Symetra. Mr. Brooks joined Symetra Life Insurance Company in 1992, and served in a variety of managerial positions, including vice president, throughout the organization. Mr. Brooks is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. Mr. Brooks received his B.S. degree from Central Washington University.
David S. Goldstein has been senior vice president, general counsel and secretary of Symetra since November 2011 and a director, senior vice president, general counsel and secretary of Symetra Life Insurance Company since December 2011. He is also an officer and director of various affiliates of Symetra. From May 1989 to November 2011 Mr. Goldstein was with the law firm of Sutherland Asbill & Brennan LLP. Before joining Sutherland, Mr. Goldstein served on the staff of the U.S. Securities and Exchange Commission in the Division of Investment Management. Mr. Goldstein received his B.A. degree from Hampshire College and his law degree from Boston University School of Law.
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

Michael W. Fry has been executive vice president of Symetra Life Insurance Company since September 2010 and is responsible for the operations of its Benefits Division. He has been a director of Symetra Life Insurance Company since January 2009. He is also an officer and director of various affiliates of Symetra. Prior to his current position, Mr. Fry served as senior vice president of Symetra Life Insurance Company from May 2008 until September 2010. Mr. Fry joined Symetra in August 2002. He received his B.S. degree from Indiana University.
Daniel R. Guilbert has been a director and executive vice president of Symetra Life Insurance Company since November 2010 and is responsible for the operations of its Retirement Division. He is also an officer and director of various affiliates of Symetra. From May 2010 to October 2010 Mr. Guilbert was with Aviva North America, where he served as chief risk officer. From June 1996 to April 2010 he was at Hartford Life Insurance Company in a variety of senior risk management, product development and actuarial roles. Mr. Guilbert is a Fellow of the Society of Actuaries. He received his B.S. degree from Bryant University.
Craig R. Raymond has been senior vice president of Symetra Life Insurance Company since September 2012. Originally responsible for long-term strategic planning, business portfolio analysis, and mergers and acquisitions, as of November 2013, his responsibility is focused on group life and disability income business. He is also an officer of various affiliates of Symetra. From August 2009 to September 2012, Mr. Raymond was with John Hancock Financial Services, where he served as chief risk officer and chief actuary. From April 1989 to July 2009, he was at The Hartford Financial Services Group, Inc. in a variety of senior risk management and actuarial roles, including chief risk officer. Mr. Raymond is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He received his B.S. degree from the Wharton School of the University of Pennsylvania.
Available Information
Symetra’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on Symetra’s Investor Relations website, which can be accessed at www.symetra.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additionally, copies of Symetra’s annual report will be made available, free of charge, upon written request. Information on our website is not a part of nor is incorporated into this report or our other filings with the SEC.

Item 1A. Risk Factors
Risks Related to Our Business
Fluctuations in interest rates and interest rate spreads could impact sales, profitability or cash flows of interest-rate sensitive products.
Our annuity and universal life insurance products are sensitive to interest rate fluctuations. Changes in interest rates may make our products less attractive to customers seeking higher yields, which could adversely impact our sales or trigger increased surrenders and withdrawals. For example, when the initial guaranteed interest rate period for fixed annuity products expires, we often have decreased renewal crediting rates. Reductions in interest rates have also reduced the interest spread, or the difference between the returns we earn on the investments that support our obligations and the amounts that we must credit to policyholders and contract holders, which could adversely impact the profitability of those products and therefore our results of operations.
We mitigate the risks related to fluctuations in interest rates by employing asset-to-liability matching strategies to help ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate volatility. Reductions in expected profitability or increased surrenders and withdrawals may require us to accelerate amortization of associated deferred policy acquisition costs (DAC) and deferred sales inducements (DSI) balances, further decreasing our results of operations.
Prolonged periods of low interest rates
Prolonged periods of low interest rates challenge our ability to sell products that are dependent on interest earnings, such as traditional fixed annuity and universal life products, as consumers look for other higher-yielding investment vehicles to fund their insurance and retirement needs. In the past few years, we've experienced a low interest rate environment and, while rates increased in the second half of 2013 and may continue to do so, we expect them to remain low relative to historical levels for the foreseeable future. If interest rates remain low, it may be difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
Sustained low interest rates have subjected us to lower returns on our invested assets, and we have had to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments. This has and may continue to reduce our net investment income and compress the spread on interest-rate sensitive products. Further, borrowers may prepay fixed maturities and commercial mortgage loans in order to borrow at lower market rates. Any related prepayment fees received are recorded in net investment income and create income statement volatility. Proceeds of repayments are reinvested at current market rates, which may reduce future portfolio yields. We have experienced significant prepayment activity over the past few years.
This risk is exacerbated by guaranteed minimum crediting rates and indexed annuity caps established by our contracts and/or regulatory authorities, and restrictions on the timing and frequency with which we can adjust our crediting rates and our indexed annuity caps. By comparing the unadjusted interest spreads to the interest spreads adjusted to remove the effect of prepayments, the following table illustrates the volatility investment prepayments have had on our fixed annuity spreads. This table does not quantify the overall impact of investing the proceeds of repayments at current market rates, which reduces future yields.

	For the Year Ended December 31,
	2013	2012	2011
Fixed Annuities:
Interest spread (1)	2.02%	1.94%	1.94%
Base interest spread (2)	1.77%	1.83%	1.82%
_________________

(1)
Interest spread excludes FIA and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets. The credited rate is the approximate rate credited on policyholder fixed account values. Interest credited is subject to contractual terms, including minimum guarantees.

(2)
Base interest spread excludes FIA and is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums net of related deferred sales inducement amortization and the MBS prepayment speed adjustment.

In addition to our fixed annuities, the performance of our income annuities, universal life and BOLI products are also sensitive to the investment yields on our invested assets backing such products. For example, on our immediate annuities, we are unable to reduce contractually guaranteed payments and a decline in the investment returns on assets supporting this business would reduce our interest spread. In extreme situations, the investment yield earned could be lower than the credited rates guaranteed to the customers. We may not be able to successfully manage interest rate spreads or the potential negative impact of those risks.
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
We mitigate some of the aforementioned risks by reducing guaranteed minimum crediting rates and caps offered on new business and, for our deferred annuity products, lowering up-front commissions. However, sustained low interest rates may require us to suspend offerings of certain products.
Periods of rising interest rates
Periods of rising interest rates may cause increased policy surrenders and withdrawals on deferred annuity and BOLI products, as policyholders and contract holders seek investments with higher returns, referred to as disintermediation. This may lead to net cash outflows and could require us to sell investment assets when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. Further, a portion of our investment portfolio consists of commercial mortgage loans and privately placed securities, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We would also be required to accelerate the amortization of DAC and DSI related to surrendered contracts. Some of our products have surrender charges, market value adjustments, and/or delayed payment features that help to mitigate the potential disintermediation impacts. However, a portion of our fixed annuity business has a guaranteed return of purchase payment feature, which may limit the collection of surrender charges if terminated in the early years of the contract. Many contracts also contain provisions allowing contractholders to withdraw a portion of their account value without incurring surrender charges, typically up to 10% annually.
During periods of rising interest rates, we may offer higher crediting rates and caps on new sales of interest-sensitive products and increase crediting rates and caps on existing in force products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and caps to maintain our desired spread, which would result in lower profitability. In rising interest rate environments, especially when interest rates are rapidly rising, it may be difficult to position our products to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth.
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
The performance of our investment portfolio depends in part upon the level of and changes in interest rates and credit spreads, the overall performance of the economy, the creditworthiness of the specific obligors included in our portfolio, equity prices, real estate values, liquidity and other factors, most of which are beyond our control. These factors could materially affect our investment results in any period and/or erode capital. As of December 31, 2013, our total investments were $27.90 billion, of which $23.34 billion were fixed maturities. Our fixed maturities portfolio generated net investment income of $1.11 billion and $1.12 billion, and realized losses of $29.0 million and realized gains of $1.5 million for the years ended December 31, 2013 and 2012, respectively.
Interest rate and credit spread risk
Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, general investor sentiment, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates may cause actual net investment income or cash flows to differ from those originally anticipated for investments that carry prepayment and extension risk, such as mortgage-backed and other securities with embedded call options. In periods of declining interest rates, prepayments generally increase. Fixed maturities and commercial mortgage loans in our investment portfolio may be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Government programs to support homeowners may also increase prepayments. Such prepayments have and may continue to require us to accelerate amortization of investments purchased at a premium, which decreases our net investment income. Further, we have and may continue to receive prepayment-related fees and penalties, which are recorded as income in the period of prepayment and create income volatility. We received prepayment-related income of $50.0 million and $24.7 million in 2013 and 2012, respectively. Additionally, we have and may continue to be required to reinvest cash proceeds from prepayments in lower interest-bearing investments, which reduces future portfolio yields.
We include an estimate of future principal prepayments in the calculation of effective yields for mortgage-backed securities. Differences between the actual and estimated timing of the principal prepayments impact our investment income and may reduce or increase our overall interest rate spread. As prepayments increase in periods of declining interest rates, premium and discount amortization accelerates because the expected life of the asset is shortened. In periods of rising interest rates, prepayments generally slow, and premium and discount amortization slows because the expected life of the asset is extended. These changes in amortization may adversely affect our investment income. As of December 31, 2013, we held $2.76 billion in residential mortgage-backed securities, including gross unamortized premiums of $46.2 million and gross unamortized discounts of $65.5 million.
In addition, net investment income realized by us from future investments in fixed maturities will generally increase or decrease in step with interest rates and credit spreads. In periods of low interest rates, such as we experienced during the last few years, we may be challenged to find attractive yields on new investments. In recent years, we mitigated this risk by increasing our originations of commercial mortgage loans, which generally provide higher yields, but are less liquid than fixed maturities. However, in 2013, we experienced greater competition from traditional bank lenders, conduit lenders and other insurance companies for these new commercial mortgage loans, and we expect this to continue in 2014. Therefore, the supply of loan opportunities meeting our high quality standards could diminish in the future due to increasing competition, as well as potentially reduced loan opportunities if interest rates rise and result in lower opportunistic refinancings. In such a competitive environment, we may not be able to earn sufficient yield on our originations.
The fair value of our fixed maturities generally increases or decreases in an inverse relationship with changes in interest rates and credit spreads. Because our fixed maturities are classified as available-for-sale, changes in the fair value of these securities are reflected as a component of other comprehensive income (OCI). A rise in interest rates causes the fair value of our fixed maturity securities to decline, particularly for our long-duration investments supporting our Income Annuities reserves. Declines in fair value decrease unrealized gains or result in unrealized losses recorded in accumulated other comprehensive income (AOCI), and decrease our stockholders’ equity. In a rapidly rising interest rate environment, this decrease in stockholders’ equity could be significant and possibly lead to negative stockholders’ equity. Further, GAAP does not require similar fair value accounting treatment for the insurance liabilities that the fixed maturities support. Therefore, changes in the fair value of our fixed maturities caused by interest rate fluctuations are not offset in whole or in part by similar adjustments to the fair value of our insurance liabilities on the balance sheet.
We mitigate the risks related to fluctuations in interest rates and credit spreads by employing asset-to-liability matching strategies to help ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate and credit spread volatility.
Credit risk
Issuers of the fixed maturities we own and borrowers of our commercial mortgage loans may default on principal and interest payments. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and cause realized investment losses. Further, fixed maturities are evaluated for impairment based on our assumptions about the creditworthiness of the issuer and our intent and ability hold the security. For the year ended December 31, 2013, we incurred $18.3 million of impairments on fixed maturities, of which $5.6 million, or 30.6%, was related to credit concerns. For the year ended December 31, 2012, we incurred $29.0 million in fixed maturity impairments, of which $12.1 million, or 41.7%, were related to credit concerns. A significant increase in defaults and impairments on our fixed maturity and commercial mortgage loan portfolios could adversely affect our financial condition, results of operations and cash flows, as well as the pursuit of our business strategies and our ability to grow. The determination of impairments is subject to management’s judgment about the creditworthiness and expected cash flows, and actual cash flows and defaults may vary significantly from our assumptions.
As of December 31, 2013, 5.5% of our total fixed maturity portfolio was considered below investment grade. Below investment grade securities generally provide higher expected returns but present greater credit risk and can be less liquid than investment grade securities. For further information, see "Liquidity Risk" below.

Further, an issuer’s inability to refinance or pay off debt could cause certain of our investment-grade maturities to present more significant credit risk than when we first invested. Private equity and highly leveraged buyouts could also cause certain of our investment-grade fixed maturities to present more significant credit risk than when we first invested. For example, such buyouts could cause the credit quality to decrease to below investment grade.
Issuers of the fixed maturities that we own may experience performance deterioration or other factors that trigger rating agency downgrades. Although the issuers may not have defaulted on principal and interest payments with respect to these securities, we may be required by regulators and rating agencies to hold more capital in support of these investments. As a result, we could experience higher cost of capital and potential constraints on our ability to grow our business and maintain our own ratings.
For further information on our fixed maturities portfolio and credit-related impairments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”
Liquidity risk
Our investments in privately placed fixed maturities, commercial mortgage loans, and limited partnership interests, which collectively represented approximately 16% of total invested assets as of December 31, 2013, are relatively illiquid compared to publicly traded fixed maturities and equities. In addition, periods of market disruption, such as those experienced during the financial crisis in 2008 and 2009, could also reduce liquidity for securities generally considered to be readily marketable. If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. This risk is mitigated by the liquidity structure of our underlying liabilities, of which 84.4% cannot be surrendered or upon surrender would be subject to significant penalties or adjustments. For further information on the liquidity of our underlying liabilities, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may be unsuccessful in our continued efforts to execute on our strategies to diversify sources of income.
We have devoted significant effort and financial resources to build new products, distribution and service capabilities to diversify our product portfolio. We also continue to focus our efforts on building our name recognition in the marketplace. As a result of our efforts, in 2013 we experienced success with significant increases in sales of our FIA products and modest but growing sales of our universal life insurance product. We also experienced increases in sales of our variable COLI and group life and DI products, though 2013 sales fell short of our expectations. However, our variable annuity product, launched in 2012, did not gain traction, and as a result, we scaled back our distribution efforts and shifted resources to support other initiatives.
We aim to continue implementing our strategies while maintaining current positions of strength in our existing businesses, particularly our medical stop-loss and deferred annuity businesses, as well as maintaining the strength of our balance sheet. Our success will depend on a number of factors, including our ability to achieve customer name recognition, accurately predict market trends, differentiate our product offerings from our competitors’, provide excellent customer service, attract and retain skilled employees, develop new products in a timely manner and achieve market acceptance, effectively implement new technology and operational platforms, deepen our existing distribution relationships and add new distribution partners and set appropriate prices for our products. We may incur higher-than-expected costs or fail to generate expected levels of revenue and profitability associated with this strategy. Further, if we fail to accomplish all or a combination of these strategies, our ability to profitably grow our business could be materially and adversely affected.
Our use of derivative financial instruments to manage risk may not be effective or sufficient.
We use derivative financial instruments to mitigate various business and investment risks to which we are exposed, including exposures related to our FIA product, foreign currency exposures, and interest rate fluctuations on variable rate fixed maturities and forecasted asset purchases. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. This failure could have an adverse effect on our financial condition and results of operations. See Note 2 and Note 4 to the consolidated financial statements for further discussion of our derivatives and related accounting policies.
We may also choose not to hedge, in whole or in part, these or other risks that we have identified. For example, the availability and/or cost of suitable derivative financial instruments or extreme interest rates or equity market conditions may influence our hedging decisions. Additionally, our estimates and assumptions made in connection with our use of any derivative financial instrument may fail to reflect or correspond to our actual exposure in respect to identified risks. Derivative financial instruments held or purchased may also be insufficient to hedge the risks in relation to our obligations. In addition, we may fail to identify risks, or the magnitude thereof, to which we are exposed.

The Dodd-Frank Act includes a new framework of regulation of over-the-counter (“OTC”) derivative transactions that requires parties to such transactions to enter into agreements that provide for, among other things, each party’s right to accelerate, terminate, and close out positions on a “net” basis and liquidate or set off collateral upon an event of default, including bankruptcy or insolvency, of the other party. Such agreements, including the “netting” requirement, must be enforceable under the law of the relevant jurisdiction. Our principal life insurance company subsidiary is domiciled in the state of Washington, where current law would permit a receiver for an insolvent insurance company to avoid the “netting” requirement in OTC derivative agreements. Because of this, our primary life insurance company subsidiary faces challenges in entering into derivatives transactions with major financial institutions. This, along with other factors, prompted us to file applications to redomesticate from the state of Washington to the state of Iowa. Iowa has enacted legislation based on the NAIC model legislation that permits enforcement of netting provision in the event of insurer insolvency. If we are not successful in our redomestication effort, we may be unable to place derivative trades at a reasonable cost, or at all. If we are unable to engage in derivative transactions at a reasonable cost, we may not be able to continue to issue certain insurance products, including FIA products, or otherwise effectively manage other risks, such as interest rate or currency risk.
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
Efforts to redomesticate our primary insurance company subsidiary may not achieve the intended benefits.
We have filed applications to redomesticate (also known as redomicile) our primary life insurance company subsidiary, Symetra Life Insurance Company from the state of Washington to the state of Iowa. We believe that redomestication to Iowa will further our efforts to grow and diversify our product portfolio and risk profile by permitting us to take advantage of the statutes and regulations governing the life insurance industry in Iowa, including Iowa’s legislation that allows the enforcement of derivative netting provisions in the event of insurer insolvency. We also expect the redomestication to Iowa to benefit our competitiveness through enhanced capabilities to offer product features and benefits.
Our redomestication efforts will include risks commonly encountered in redomiciles of large insurers, including:

•	failing to gain approval for our redomestication applications or experiencing unexpected regulatory delays in the redomestication process in Iowa or Washington;

•	failing to achieve the intended regulatory benefits and strategic goals of the redomestication; and

•	failing to anticipate new regulatory or financial requirements in Iowa that significantly impact our business or operations.

We may be unable to increase or maintain sales through independent sales intermediaries and dedicated sales specialists.
We distribute our products through financial intermediaries, independent producers, including BGAs, and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as:

•	the amount of sales commissions and fees we pay;

•	the breadth of our product offerings;

•	the design and positioning of our product offerings;

•	the amount of adjustments we make in premium or interest crediting rates;

•	the strength of our brand and consumer name recognition, as well as reputation;

•	our perceived stability and our financial strength ratings;

•	the service levels we provide to our distribution partners and customers; and

•	the strength of the relationships we maintain with individuals at those firms.
Through time our relationship with distributors may deteriorate due to any of the above factors, which could result in a drop in sales and/or a loss of existing business due to higher surrender activity.

Our competitors may be effective in providing incentives to existing and potential distribution partners to favor their products or to reduce sales of our products. Our contracts with our distribution partners generally allow either party to terminate the relationship upon short notice. Our distribution partners do not make minimum purchase commitments, and our contracts do not prohibit our partners from offering products that compete with ours. Accordingly, our distribution partners may choose not to offer our products exclusively or at all, or may choose to exert insufficient resources and attention to selling our products. In 2013 sales from our top five distribution partners in our Deferred Annuities, Benefits and Individual Life segments represented 52.4%, 34.9% and 59.1%, respectively, of each segment’s total sales. If our relationships with these distributors were to deteriorate, it is likely that we would experience a significant decline in our sales. For further discussion of our sales results and distribution, refer to the discussion for each Division within Item 1 — “Business”
Turbulent economic conditions may also impair our distribution partners, which would have an adverse impact on our sales. Further, consolidation of financial institutions could increase competition for access to distributors, result in greater distribution expenses, and impair our ability to market our products to our current customer base or to expand our customer base.
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

Defaults and increasing competition in our commercial mortgage loans may adversely affect our profitability.
Our mortgage loans, which are collateralized by commercial properties, are subject to default risk. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. Our underwriting practice analyzes the market value and revenue-generating potential of the property for all new loans. This includes the analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans; verification of liquid assets and length of amortization periods. We also inspect the underlying property and regularly review key metrics, including analysis of loan-to-value and debt service coverage ratios at least annually.
For the past several years, we have been strategically increasing our mortgage loan portfolio. Due to increased competition for commercial loans, particularly those over $5.0 million, we increased origination of smaller loans that meet our underwriting criteria. The average size of originated loans decreased to $2.6 million in 2013 from $3.1 million the prior year. We expect the trend in competition and the reduction in our average loan size to continue in 2014.
We carry our mortgage loans at outstanding principal balances, adjusted for unamortized deferred fees and costs, net of an allowance for loan losses. Our allowance includes a reserve for probable incurred but not specifically identified losses in the portfolio, and specific reserves for any non-performing loans. If our underwriting practices fail to capture accurate information or prove to be inadequate, we may incur losses, and those losses may exceed the amounts set aside as reserves. Additionally, deteriorating economic conditions may cause an increase in the default rate of our mortgage loan investments, which would result in realized losses or increases in our allowance for credit losses and could have a material adverse effect on our business, results of operations and financial condition.
Further, any geographic concentration of our commercial mortgage loans may expose us to higher risk of adverse effects. While we seek to mitigate this risk by having a diversified portfolio, events or developments negatively impacting certain geographic regions may have a greater adverse effect on our loan portfolio and, consequently, on our results of operations or financial condition. As of December 31, 2013, 29.4% of our commercial mortgage loans were located in California, primarily in the Los Angeles area, 11.6% were located in Texas and 9.0% were located in Washington.
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
Fixed maturity and equity securities classified as available-for-sale are reported at fair value and compose a significant portion of our total assets. Liquidity needs, portfolio rebalancing, or other reasons may require us to sell these securities prior to maturity, or credit concerns could prompt us to conclude that a decline in fair value is other-than-temporary. The resulting realized losses or impairments may have a material adverse effect on our net income.
Unrealized gains or losses on available-for-sale securities are recognized as a component of AOCI and are therefore excluded from net income. The accumulated change in the fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge is taken. Our gross unrealized losses on available-for-sale fixed maturity and equity securities as of December 31, 2013 were $276.8 million. Gross unrealized losses for fixed maturity and equity securities where the fair value has declined and remained below amortized cost or cost by 20% or more for six months or more was $18.4 million as of December 31, 2013.
For additional information on our policy for identifying and measuring other-than-temporary impairments, see Note 4 to the consolidated financial statements and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Our valuation of fixed maturities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
Fixed maturities are reported at fair value on our consolidated balance sheets and represent approximately 83.6% of our invested assets as of December 31, 2013. The accounting guidance for fair value measurements establishes a three-level hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation models using unobservable inputs (Level 3). Level 2 and Level 3 measurements comprise a significant portion of our invested assets; as of December 31, 2013, approximately $23.16 billion, or 99%, of our fixed maturities were categorized as Level 2 measurements, and $0.18 billion, or 1%, were categorized as Level 3. Because values for securities classified as Level 2 and Level 3 are not based on quoted market prices for identical instruments, the amount we realize may differ significantly from our reported fair value. Additionally, multiple valuation methods may be applicable to a security, and the use of different methodologies and assumptions could materially affect the estimated fair value amounts. Decreases in valuations may result in unrealized losses recorded in stockholders’ equity or realized losses recorded in net income, which may have an adverse effect on our financial condition and results of operations.
Our Level 2 measurements are predominantly obtained from third-party independent pricing services and derived from models that use objectively verifiable, observable market inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data, including market research publications. Because many fixed maturity securities do not trade on a daily basis, pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. If such information about a security is unavailable, we determine the fair value using internal pricing models that typically utilize significant, unobservable market inputs or inputs that are difficult to corroborate with observable market data.
As of December 31, 2013, $653.7 million, or 2.8%, of our fixed maturities portfolio was invested in private placement securities, which are not actively traded. The fair values of $635.6 million, or 97.2%, of these assets are classified as Level 2, as they are determined using a discounted cash flow approach that uses significant inputs that are market-observable.
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

Downturns and volatility in equity markets could adversely affect our profitability or financial condition.
We recognize changes in fair value of our mark-to-market investments, including certain common stock, in net income through net realized investment gains (losses). These investments, which generally provide higher expected total returns over the long term, present a greater risk to preservation of principal than our fixed maturity investments. As of December 31, 2013, less than three percent of our invested assets were invested in securities whose changes in fair value are typically highly correlated with changes in the equity markets. While these investments do not represent a significant portion of our invested assets, a decline in the equity markets could have a significant adverse effect on our net income, and also increase volatility in results between periods. For example, for the year ended December 31, 2013, net gains on our equity securities trading portfolio were $66.0 million, while in the year ending December 31, 2012, net gains on our equity securities trading portfolio were $36.7 million. Beginning in the third quarter 2013, we began classifying certain purchases of equity securities as available-for-sale securities, with changes in fair value recorded in OCI, which will help reduce the impact of equity market fluctuations on our net income.
We may face unanticipated losses if we determine our reserves are inadequate, or there are significant deviations from our pricing assumptions.
We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with GAAP, which are released as those future obligations are extinguished. The reserves we establish are estimates, primarily based on actuarial assumptions with regard to our future experience, which involve the exercise of significant judgment. Our future financial results depend upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including persistency, future investment returns or interest rates, mortality and morbidity, and healthcare costs, as well as economic, political and social conditions, inflation, and changes in doctrines of legal liability. Therefore, we cannot precisely predict the ultimate amounts we will pay for actual future benefits or the timing of those payments.
Persistency refers to the proportion of policies or contracts that will remain in force from one period to the next. For most of our products, actual persistency that is lower than our assumptions would have an adverse impact on profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of deferred acquisition expenses related to the policy or contract. In addition, we may need to sell investments at a loss to fund withdrawals. For some of our policies, including certain life insurance and life-contingent SPIA and structured settlement contracts, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products.
We face persistency risk with regard to a significant amount of fixed deferred annuity contract value that will no longer be subject to surrender charges in 2015 and beyond. When they are no longer subject to surrender charges, these annuity contract holders may withdraw their funds to seek higher returns elsewhere. In addition, we may offer higher renewal interest rates than assumed to retain these contract holders. We monitor the persistency of our annuity business and evaluate our retention strategies but our efforts may not be successful and the persistency of this block may not be in line with our assumptions. In such an event, we may face higher than expected contract holder withdrawals of funds, which may adversely affect our results.
Reserves related to certain products, primarily in our Income Annuities and Individual Life segments, include assumptions about future investment returns. For longer-duration income annuities, these assumptions reflect our best estimates of interest rates projected more than 30 years into the future. Reserves for our UL product with secondary guarantees reflect assumptions about returns on assets purchased with future premiums. If we determine that these future investment returns will be lower than our expectations, we may be required to increase our reserves in the period that we make the determination, which could adversely affect our results.
In addition, we set prices for our insurance and certain annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, morbidity rates and mortality rates of our policyholders and contract holders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher or mortality rates vary from our pricing assumptions, we could be required to make greater payments than we had projected. Our largest exposure to mortality risk is in our Individual Life segment. Additionally, mortality also affects results in our Income Annuities segment, as we may pay more or fewer benefits than expected. Mortality experience is volatile and can fluctuate significantly from period to period. Our largest exposure to morbidity risk is in our medical stop-loss product. We attempt to mitigate our exposure to mortality and morbidity risk through the use of reinsurance.

Our medical stop-loss product exposes us to the risk of increases in healthcare costs. Such costs have risen substantially in recent history and may continue to do so. Our product reimburses claim amounts above certain thresholds, and an increase in medical costs may result in higher claims. Our policies are typically one-year contracts and are underwritten and repriced annually. We monitor claims costs, medical inflation, changing demographics, changes in our mix of business, and other factors that may affect future costs. However, claim frequency or severity may exceed our expectations or may not be properly factored into our pricing. For example, higher claims frequency on business renewed in early 2013 resulted in a higher than expected loss ratio and reduced earnings in our Benefits segment.
We regularly monitor our reserves and review our assumptions. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges in the period in which we make that determination, which could adversely affect our financial condition and results of operations. There were no significant adjustments to GAAP reserves due to inadequacy during 2013, 2012 or 2011.
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
The amount of statutory capital that we have and the amount of statutory capital that we must hold to meet rating agency, regulatory and other requirements can vary significantly from time to time and is sensitive to a number of factors, including equity market and credit market conditions and changes in rating agency models.
We conduct the vast majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. Further, a state department of insurance could impose higher than minimum capital requirements.
In any particular year, statutory surplus amounts and RBC ratios for our insurance company subsidiaries may increase or decrease depending on a variety of factors. These include the amount of statutory income or losses generated, dividends paid to the parent company, the amount of additional capital that must be held to support business growth or changes in business mix, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, changes in interest rates, changes in credit quality ratings for the bonds in our investment portfolios, and changes to the RBC formulas, including proposed changes to the interest rate scenarios.
Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Our derivative counterparty agreements may impose minimum RBC ratios in order for the agreements to remain active for new and existing trades. Further, in scenarios of extended periods of low interest rates, such as those experienced recently, the amount of statutory reserves that we are required to hold may increase, which reduces our statutory surplus. Annually we are required to assess statutory reserve adequacy and for the year ended December 31, 2013, an additional statutory reserve of $32.0 million was established, which reduced our statutory surplus by approximately $20.8 million, net of tax. As of December 31, 2013, the total of these additional reserves were $57.0 million. For further information on this statutory reserve, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our statutory financial statements are subject to the Statements of Statutory Accounting Principles (SSAPs), which is promulgated by the NAIC. In addition, the NAIC, through its Life and Health Actuarial Task Force, issues interpretations or guidelines (Actuarial Guidelines) of state statutes related to reserves and other actuarial topics. These guidelines are used to apply a statute to a particular circumstance. These SSAPs and Actuarial Guidelines impact our statutory surplus and therefore impact the amount of capital we are required to maintain. For example, the Valuation of Life Insurance Policies Regulation, as clarified by Actuarial Guideline 38 (more commonly known as “Regulation XXX and AXXX”) requires insurers to establish additional or redundant statutory reserves for certain universal life and term insurance policies with secondary guarantees. As of December 31, 2013, we had $52.8 million of AXXX deficiency reserves and $9.6 million of XXX deficiency reserves. We expect to implement a strategy to manage reserve redundancies in the future as we expect sales of these types of products to continue to increase. However, we cannot provide assurance that there will not be regulatory, tax or other challenges to the actions we have taken or will take in the future. The result of this or other potential changes or related challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.
We may face unanticipated losses if we are required to accelerate the amortization of deferred policy acquisition costs and/or deferred sales inducements if there are significant deviations in actual experience or in anticipated assumptions.
Deferred policy acquisition costs represent certain costs that vary with and are directly related to the successful acquisition and renewal of our products. Such costs are deferred and amortized over the estimated life of the related contracts. Deferred sales inducements represent bonus interest and excess interest, mainly on our fixed annuity products, which are deferred and reported in receivables and other assets on our consolidated balance sheets. These amounts are amortized as interest credited over the estimated life of the related contracts. As of December 31, 2013, we had $419.9 million of DAC and $154.8 million of DSI, excluding the adjustment for unrealized gains (losses) on investments.
Our amortization of DAC and DSI generally depends upon anticipated profits for the related contracts. These estimates include assumptions based on investment returns, crediting rates, persistency, surrender and other policy and contract charges, mortality, morbidity, and maintenance and expense margins. Our assumptions are adjusted quarterly to reflect actual experience to date. For future assumptions, we conduct a study to refine our estimates of future gross profits on an annual basis during the third quarter, or additionally throughout the year as needed. Upon completion of this study, we revise our assumptions and update our DAC models to reflect our current best estimate. Changes in our actual experience or our expected future experience may result in increased amortization of DAC or DSI, which would increase our expenses and reduce profitability.
For example, for the year ended December 31, 2013, we recorded additional amortization of DAC and DSI totaling $8.3 million and $6.8 million, respectively, related to prepayment-related income. These adjustments included the impact of both current period amortization and changes to future assumptions as a result of significant prepayment-related investment income, which was primarily due to make-whole fees on fixed maturities that were prepaid during the low-interest rate environment.
We regularly review our DAC and DSI asset balances to determine if it is recoverable from future income. The portion of the DAC and DSI asset balances deemed to be unrecoverable, if any, is charged to expense in the period in which we make this determination. For example, if we determine that we are unable to recover DAC or DSI from profits over the life of a block of insurance policies or annuity contracts, we would be required to recognize the unrecoverable DAC or DSI amortization as a current-period expense. We did not record any such expenses during the years ended December 31, 2013, 2012 and 2011.
For further information on our DAC accounting policy, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs.”
We may engage in strategic acquisitions or other related transactions which present risks that could adversely affect our business.
We have sought and may continue to seek profitable growth through acquisitions opportunities. Any acquisitions or investments will include risks commonly encountered in acquisitions of businesses, including:

•	failing to achieve the financial and strategic goals for the acquired business;

•	failing to successfully integrate the acquired business into our operations;

•	paying more than fair market value for an acquired company or assets;

•	experiencing an unanticipated downgrade in our financial strength ratings;

•	disrupting our ongoing businesses;

•	distracting management focus from our ongoing businesses;

•	acquiring unanticipated liabilities;

•	failing to retain key personnel;

•	incurring the expense of an impairment of assets due to the failure to realize expected benefits;

•	damaging relationships with employees, customers or strategic partners;

•	failing to obtain or experiencing significant delays in obtaining regulatory approval; and

•	diluting the share value of existing stockholders.

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
Our financial statements are subject to the application of GAAP, which is periodically revised by recognized authorities, including the Financial Accounting Standards Board (FASB). For example, on January 1, 2012, we adopted a revised standard for DAC, which limited the costs that are eligible for deferral. This standard resulted in more acquisition costs being expensed as incurred, partially offset by a decrease in related amortization expense.
New standards are currently being developed for insurance contract accounting, which would measure liabilities for insurance contracts based on the present value of estimated future cash flows to fulfill the contract. This would change the recognition and measurement of insurance obligations on our statement of financial position and impact the timing of the related income in our results of operations. The FASB is also drafting new standards for financial instruments which, as currently proposed, would change the way assets and liabilities classified as financial instruments are recognized and measured, and how credit losses on these assets are recorded. If adopted in their current form, these accounting standards would change the current accounting treatment that we apply to our consolidated financial statements. Such changes could have an adverse effect on our reported financial condition and results of operations, and would significantly change the way results are presented in our consolidated financial statements.
A downgrade or a potential downgrade in our financial strength ratings could result in an adverse effect on our financial condition and results of operations.
Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contract holder and policyholder obligations, are important to maintaining public confidence in our company and our products, and the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have an adverse effect on our financial condition, results of operations and cash flows in several ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	increasing our cost of capital;

•	adversely affecting our relationships with distribution partners;

•	materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

•	requiring us to reduce prices or increase crediting rates for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
In addition, maintaining our ratings may require us to retain higher levels of capital and limit our ability to execute capital actions. For further discussion of our current ratings, see Item 1 — “Business — Financial Strength Ratings.”
Reinsurance may not be available, affordable or adequate to protect us against losses, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our business segments, primarily in the Benefits and Individual Life divisions. For discussion of our reinsurance program, refer to Item 1 — “Business — Reinsurance.”
While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at specified pricing, market conditions can determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss, and any increase in the cost of reinsurance will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance, may not be able to obtain sufficient reinsurance on acceptable terms or may not be able to obtain reinsurance coverage, which could adversely affect our ability to write future business, offer new products or enter new markets, or result in the assumption of more risk with respect to those policies we issue.
Further, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. The total reinsurance recoverables due from reinsurers was $310.8 million as of December 31, 2013, of which $121.1 million was recoverable from our single largest reinsurer. Our reinsurers may be unable or unwilling to pay the reinsurance recoverables owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, or inability or unwillingness to make payments under the terms of its reinsurance agreement with us would have an adverse effect on our financial condition, results of operations and cash flows.
Intense competition could adversely affect our ability to maintain or increase our market share and profitability.
Our businesses are subject to intense competition from companies that offer similar products and use similar distribution channels. This includes competition from other major insurers, banks, other financial institutions, mutual funds, private equity and asset management firms and specialty providers. The substantial expansion of banks’ and insurance companies’ distribution capacity and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition, which could make it difficult to achieve our target returns. We also face competition from companies that have greater market share or breadth of distribution, stronger brand awareness, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do.
For example, our group medical stop-loss products are underwritten annually. There is a risk that our customers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. We have recently seen heightened competition with aggressive pricing in this marketplace, which reduced our 2013 sales. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell products in the future.
For further discussion of factors affecting our competitive environment, refer to Item 1 — “Business — Competition.”
Our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial conditions.
Our performance is highly dependent on our ability to manage risks that arise from a large number of our day-to-day business activities, including setting of premium or interest crediting rates, underwriting, claims processing, policy administration and servicing, management of our computer systems, particularly legacy computer systems, execution of our investment and hedging strategies, financial and tax reporting, marketing and sales efforts, maintaining adequate staffing dedicated to certain functions, our ability to prevent and detect fraud, and other activities, many of which are complex. We also may rely on third parties for such activities.
We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen risks or risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by us or a failure on the part of employees or third parties upon which we rely in this regard, may have a material adverse effect on our financial condition or results of operations.
The occurrence of catastrophic events, such as natural disasters, disease pandemics, terrorism or military actions could adversely affect our financial condition, results of operations and cash flows.
Our financial condition and results of operations are at risk of material adverse effects that could arise from catastrophic mortality and morbidity due to natural disasters, including floods, tornadoes, earthquakes and hurricanes, disease pandemics, terrorism and military actions. For example, such events could lead to unexpected changes in persistency rates, as policyholders and contract holders who are affected by the disaster may need to withdraw funds or be unable to meet their contractual obligations, such as payment of premiums on our insurance policies or deposits into our investment products.

The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These could adversely impact the valuation and performance of our investment portfolio. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio or holdings in our commercial mortgage loan portfolio, resulting in impairments to these obligations, or could harm the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoverables. Further, for products sold through our Benefits and Individual Life Divisions, a localized event that affects our customers could cause a significant loss due to mortality or morbidity claims. The effectiveness of external parties, including governmental and nongovernmental organizations, in combating the spread and severity of a disease pandemic could have a material impact on the losses experienced by us.
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
In addition, we also outsource a significant portion of our information technology infrastructure to a third party. This third party is required to maintain and test disaster recovery and business continuity plans for its operations. At least annually, we participate in a test of its disaster recovery plans. However, we cannot predict with certainty whether its plans will be successfully implemented in the event of an actual catastrophic event or disaster or predict with certainty when normal business operations would resume if such an event occurs to the third party. As a result, in the event of a catastrophic event or disaster affecting that third party, we may be unable to perform our duties for an extended period of time, and/or we may have limited or no connectivity, which may interrupt our business operations and adversely affect our financial condition, results of operations and cash flows.
The failure to maintain effective and efficient information systems and to safeguard the security of our data could adversely affect our business.
We use computer systems to store, retrieve, evaluate and analyze customer and company data and information. Additionally, our computer and information technology systems interface with and rely upon third-party vendors. Our business is highly dependent on our ability, and the ability of third parties, to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, administering annuity products, providing customer support, filing and paying claims and making changes to existing policies. We also use systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates.
Systems supporting our Retirement and Individual Life Divisions mainly consist of legacy systems. We have committed and will continue to commit resources to develop, maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our ability to keep many of our systems fully integrated with those of our distribution partners is critical to the operation of our business.
Moreover, our computer systems have been, and will continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks, hackers or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. See "Risks Related to Our Industry — The failure to protect our clients' confidential information and privacy could adversely affect our business." We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
System outages or outright failures would compromise our ability to perform critical functions in a timely manner. This could hurt our relationships with our business partners and customers and harm our ability to conduct business. In the event of a disaster such as a blackout, an industrial accident, a natural catastrophe, a terrorist attack or war, our systems may not be available to our employees, customers or business partners for an extended period of time. If our systems or our data are destroyed or disabled, employees may be unable to perform their duties for an extended period of time.
Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition, results of operations, and cash flows. If we do not maintain adequate systems, we could experience adverse consequences, including:

•	inadequate information on which to base pricing, underwriting and reserving decisions;

•	inadequate information for accurate financial reporting;

•	increases in administrative expenses;

•	the loss of existing customers or key distributors;

•	difficulty in attracting new customers or distributors;

•	customer, provider and agent disputes;

•	litigation exposure; or

•	regulatory compliance problems, such as failure to meet prompt payment obligations.
The failure to protect our clients’ confidential information and privacy could adversely affect our business.
A number of our businesses are subject to privacy regulations and confidentiality obligations. For example, the collection and use of patient data in our Benefits division is the subject of national and state legislation, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and certain of the activities conducted by our businesses are subject to the privacy regulations of the Gramm-Leach-Bliley Act and state privacy laws and regulations. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information.
We seek to maintain a comprehensive written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. The actions we have taken vary by business segment and may include, among other things:

•	training and educating our employees regarding our obligations relating to confidential information;

•	monitoring changes in state or federal privacy and compliance requirements;

•	drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities for tangible records;

•	securing access to electronic information; and

•	in the event of a security breach, providing credit monitoring or other services to affected customers.
If we do not properly comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, such as penalties, fines and loss of license, as well as loss of reputation and possible litigation. This could have an adverse impact on our company’s image and, therefore, result in loss of distribution partners, lower sales or lapses of existing business.
Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
We outsource significant technology and business functions to third parties, including a substantial portion of our investment management and information technology functions, and expect to continue to do so in the future. When we engage a third-party vendor, we perform due diligence on the vendor, including evaluations of quality of service, financial stability, compliance with laws and regulations and appropriate business continuity plans. However, if our due diligence is not sufficient, we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs of service, significant costs to transition providers, and a loss of business and reputation that could have a material adverse effect on our consolidated results of operations. Further our third-party service providers are required to maintain and routinely test business continuity plans. However, catastrophic events interrupting their business operations may disrupt their provision of critical services to us for an extended period of time, which may adversely affect our financial condition, results of operations, and cash flows.
Our credit facility subjects us to operating and financial covenants on our operations and could limit our ability to grow our business.
We have a $300.0 million revolving credit facility. This credit facility also provides access to up to an additional $100.0 million of financing, subject to the availability of additional commitments. We rely on the facility as a potential source of liquidity, which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. As of December 31, 2013, we had no balance outstanding and we have had no borrowings under this facility. In connection with this facility, we have agreed to covenants that may impose significant operating and financial restrictions on us. These restrictions limit the incurrence of additional indebtedness by our subsidiaries, limit the ability of us and our subsidiaries to create liens and impose certain other operating limitations. These restrictions could limit our ability to obtain future financing or take advantage of business opportunities.
Furthermore, our credit facility requires us and our insurance company subsidiaries to maintain specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with the covenants and ratios in our credit facility, we may be deemed in default under the facility and unable to access it when needed, or we may be required to pay substantial fees or penalties to the lenders to obtain a waiver of any such default. Either development could have a material adverse effect on our business, financial condition and results of operations.
We may need additional capital in the future, which may not be available to us on favorable terms or at all. Raising additional capital could dilute stockholder ownership in the Company and may cause the market price of our common stock to fall.
We need liquidity to pay our policyholder benefits, operating expenses, interest on our debt, and to pay down or replace certain debt obligations as they mature. We may need to raise additional funds through public or private debt or equity financings in order to:

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
Any additional capital raised through the sale of equity may dilute each stockholder’s ownership percentage in our company and may decrease the market price of our common stock. Furthermore, newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. Any additional financing we may need may not be available on terms favorable to us.
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
Symetra is a holding company for its insurance company and financial subsidiaries with no significant operations of its own. Its principal sources of cash to meet its obligations and to pay dividends consist of dividends from its subsidiaries and permitted payments under tax sharing agreements with its subsidiaries. In addition, the ability to execute common stock repurchases may be dependent on dividends from Symetra’s subsidiaries. The timing and amount of any stock repurchases will be determined by management, based on market conditions, regulatory considerations and other factors. For further discussion of our stock repurchase program, refer to Item 5 — “Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.”
State insurance regulatory authorities limit the payment of dividends by insurance company subsidiaries. Based on our statutory results as of December 31, 2013, our primary insurance company subsidiary may pay Symetra dividends of up to $187.0 million in the aggregate during 2014 without obtaining regulatory approval from its state of domicile, Washington. Competitive pressures generally require our insurance company subsidiaries to maintain financial strength ratings, which are partly based on maintaining certain levels of capital. These restrictions and other regulatory requirements, such as minimum required risk-based capital ratios, affect the ability of our insurance company subsidiaries to make dividend payments.
Limits on the ability of our insurance company subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to stockholders, repurchase common stock and service our debt. More information about the ability of our insurance company subsidiaries to pay dividends can be found in Note 16 to the consolidated financial statements.
The investment strategies, plans, and expectations of our principal stockholders may impact our business or the market price of our common stock.
Our principal stockholders, affiliates of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., each beneficially owned approximately 17% of our outstanding shares of common stock as of February 18, 2014. Accordingly, they may have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, such as amendments to our certificate of incorporation, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of our principal stockholders may not coincide with the interests of the other holders of our common stock. Furthermore, future sales, or the perception of future sales, of a substantial number of shares of our common stock by our principal shareholders could have a material adverse effect on the prevailing market price of our common stock and on our business. Our principal stockholders have the right, subject to certain conditions, to sell their shares subject to compliance with the requirements and limitations under Rule 144 of the Securities Act of 1933 or to require us to register the sale of their shares of our common stock.
Risks Related to Our Industry
Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.
Our insurance businesses are heavily regulated and are subject to a wide variety of laws and regulations in various jurisdictions. Our insurance company subsidiaries are subject to state insurance laws and regulated by the insurance departments of the various states in which they are domiciled and licensed to sell products and services. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to various aspects of our insurance businesses, including:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards, including guidelines on the use of captive reinsurance entities;

•	establishing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	designating authorized reinsurers;

•	requiring regular market conduct examinations;

•	conducting unannounced and targeted market conduct examinations;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.
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
The Patient Protection and Affordable Care Act which impacts our medical stop-loss and limited benefit medical businesses began to be implemented at the state and federal levels. While it remains unclear at this time how our medical stop-loss business will be impacted, we believe that PPACA is attracting new market participants offering medical stop-loss insurance as employers look to self-fund their medical expenses. This increasing competition will likely lead to increased price competition and market innovation for medical stop-loss business. Further, our limited benefit medical product has been repositioned as supplemental coverage, but we cannot predict whether such repositioning will be successful. We will continue to monitor the implementation of PPACA and reassess our business strategies accordingly.
Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.
Compliance with applicable laws and regulations is time consuming and labor-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. For example, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer’s current business plans. ORSA, which provides for an effective date of January 1, 2015, is part of the NAIC’s overall Solvency Modernization Initiative (“SMI”). As a Model Act, ORSA must be adopted by our domiciliary state to be effective for our insurance company subsidiaries. We are working to integrate the requirements of ORSA into our existing risk management framework.
U.S. federal and state securities laws apply to investment products that are also securities, including variable annuities and variable life insurance policies. As a result, some of our subsidiaries and the policies and contracts they offer are subject to regulation under these federal and state securities laws. Some of our insurance company subsidiaries’ separate accounts are registered as investment companies under the Investment Company Act of 1940. One subsidiary is registered as a broker-dealer under the Securities Exchange Act of 1934 and is a member of, and subject to regulation by FINRA.
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
We face risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. We may become subject to class actions and regulatory actions and we are or may become subject to individual lawsuits relating, among other things, to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits, breaches of fiduciary or other duties to customers, and investment activities. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. Such litigation or regulatory investigations may relate to the following:

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

◦
State insurance regulators have been scrutinizing claims settlement practices of life insurance companies with regard to payment of death benefits. Through their authority to regulate market conduct, including claims settlement practices, state insurance regulators have been examining the use by life insurance companies of the U.S. Social Security Administration’s Death Master File (SSADMF) to identify deceased persons and the processes by which life insurance companies search for beneficiaries of life and annuity contracts. In particular, these regulators have been looking at how life insurance companies handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately identifying when death benefits or other payments under the contracts should be made. Several states have enacted new laws or adopted new regulations mandating the use by life insurance companies of the SSADMF or other similar data bases to identify deceased persons and more rigorous processes to find beneficiaries. Symetra’s life insurance company subsidiaries are currently being examined by the California Department of Insurance on behalf of itself and several other states with regard to the companies’ claims settlement practices.

◦
State insurance regulators also have been scrutinizing claims settlement practices of life insurance companies with regard to unclaimed life insurance and annuity death benefits, including escheatment practices. Through their authority to regulate market conduct, including unclaimed property practices, state insurance regulators have been examining the escheatment practices of life insurance companies and sanctioned several for failure to escheat death benefits or other contract benefits to state revenue authorities when beneficiaries could not be found at the expiration of statutory dormancy periods. Sanctions have included fines and agreements by insurance companies to improve their escheatment practices. Symetra’s life insurance company subsidiaries are currently being examined by the California Insurance Department on behalf of itself and several other states with regard to their unclaimed property and escheatment practices.

◦
State treasurers, controllers and revenue departments have also been scrutinizing escheatment practices of life insurance companies with regard to unclaimed life insurance and annuity death benefits. As with state insurance regulators, state revenue authorities have been looking at how life insurance companies handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately determining when death benefits or other payments under the contracts should be treated as unclaimed property. State treasurers, controllers and revenue departments have audited life insurance companies, required escheatments and imposed interest penalties on amounts escheated for failure to escheat death benefits or other contract benefits when beneficiaries could not be found at the expiration of statutory dormancy periods. Symetra’s life insurance company subsidiaries are currently being audited by a private contractor to determine whether unclaimed life insurance and annuity death benefits should be escheated to the states in which deceased owners resided. The Company entered into a Global Resolution Agreement in 2013, which sets forth the operational procedures for the conduct of the audit and caps the interest we would pay for failure to timely escheat unclaimed life insurance and annuity death benefits or other payments under our insurance contracts.
It is possible that other examinations, audits and related activity and/or new state laws or regulations could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, interest penalties, and changes to the Symetra life insurance company subsidiaries’ procedures. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including Symetra’s life insurance company subsidiaries, may be subject to claims, regulatory actions, law enforcement actions and civil litigation concerning their business practices. Any resulting additional payments or costs would have an adverse effect on our results of operations.

•
We are also subject to various other regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions.

Current or future investigations and proceedings could have an adverse effect on our business. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could incur significant expenses or suffer reputational harm, which could have an adverse effect on our business. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.
Potential changes in tax laws could adversely affect our profitability and make some of our products less attractive to customers.
Changes to the Internal Revenue Code, administrative rulings, or court decisions could make our products less desirable, increase our effective tax rate, and lower our earnings. Congress has previously considered and may revisit legislation that could make our products less attractive to customers, including legislation that would reduce or eliminate the benefits derived from the tax exempt or deferred nature of life insurance and annuity products. Due in large part to the ongoing budget crisis affecting many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and their policyholders. Although the specific form of any such potential legislation is uncertain, it could include reducing or eliminating some or all of the tax advantages currently benefiting us or our policyholders. Changes to these favorable tax statuses could adversely affect our sales and lapses of current policies.
Our future effective tax rate may also be adversely affected by a number of factors, including changes in available tax credits or deductions and changes in current tax laws or interpretations of such laws. For example, changes in the availability or administration of benefits related to tax credit investments or modifications to the dividends-received deduction for life insurance company separate accounts could adversely affect our profitability or future sales. Additionally, if we are unable to generate sufficient taxable income, we may be unable to realize our expected rate of return on our tax credit investments or otherwise execute on our tax planning strategies.
Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.
When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is typically based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments which we would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. In addition, certain states allow us to offset future assessments with premium tax offsets which are estimated and recorded as a corresponding asset. Our liability may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations. In addition, future premium tax offsets may not be realized and we may be required to decrease our asset, which could also have an adverse effect on our results of operations.
We may be subject to infringement claims.
We may be subject to claims by third parties, including our competitors, for (i) patent, trademark or copyright infringement; (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. For example, certain of our competitors have been granted business process patents for insurance product design features. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could have a material adverse effect on our business and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease 280,000 square feet in Bellevue, Washington which serves as our corporate headquarters and the primary operations location for our divisions. We also lease 29,000 square feet in Enfield, Connecticut and 7,000 square feet in Waltham, Massachusetts, where we have strategic operations supporting our Benefits and Individual Life divisions. In addition to these locations, we lease 14 other properties throughout the U.S. which comprise a total of 73,000 square feet.
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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “SYA” on January 22, 2010. The following table presents the high and low closing price for our common stock and the dividends declared per share during the 2013 and 2012 fiscal years:

	High	Low	Dividend Declared
2013:
Fourth quarter	$19.19	$17.65	$0.09
Third quarter	18.64	16.30	0.09
Second quarter	15.66	12.92	0.08
First quarter	13.97	12.63	0.08
2012:
Fourth quarter	$13.02	$10.91	$0.07
Third quarter	13.41	11.25	0.07
Second quarter	12.62	10.83	0.07
First quarter	11.63	8.96	0.07
On February 18, 2014, there were approximately 48 registered holders of record for our common stock and 117,689,665 shares outstanding.
The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Index, and the S&P 500 Life and Health Index. The comparison assumes $100 was invested in our common stock and in each of the foregoing indexes on January 22, 2010, the date of our initial public offering. It also assumes the reinvestment of dividends. The graph covers the period of January 22, 2010, through December 31, 2013.

	1/22/2010	6/30/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013
SYA	$100	$95	$109	$108	$74	$104	$108	$134	$161
S&P 500	100	95	117	124	120	131	139	158	184
S&P Life & Health	100	101	123	121	97	98	112	148	182

Dividend Policy
Since becoming a public company, Symetra has paid and intends to continue to pay quarterly cash dividends on its common stock. Dividends on common stock are also paid on a one-to-one basis to holders of restricted shares, and were paid to holders of outstanding warrants until they were net-share settled on June 20, 2013. The future declaration and payment of dividends will be at the discretion of the board of directors and will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of its subsidiaries, legal requirements, regulatory constraints and other relevant factors. Further, Symetra is a holding company with no significant business operations of its own and, as a result, its ability to pay future dividends is, in part, dependent upon receiving dividends from its subsidiaries.
For more information regarding our ability to pay dividends, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Liquidity” and Note 16 in the accompanying notes to the consolidated financial statements.
Purchases of equity securities by the issuer and affiliated purchasers
Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2013 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Period:
October 1, 2013 — October 31, 2013	—	—	—	9,047,734
November 1, 2013 — November 30, 2013	—	—	—	9,047,734
December 1, 2013 — December 31, 2013	89,803	$18.96	—	9,047,734
Total	89,803	$18.96	—	9,047,734
_________________

(1)	Represents shares withheld to offset tax withholding obligations related to the vesting of restricted shares.
On February 1, 2013, the board of directors authorized the repurchase of up to 10,000,000 shares of Symetra’s outstanding common stock. On May 21, 2013, the board of directors authorized the Company to repurchase an additional 6,000,000 million shares, for a total authorization of 16,000,000 shares of outstanding common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.
During the three months ended December 31, 2013, the Company had no repurchase activity under the program. The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, our share price, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6. Selected Financial Data
The following selected financial data, except for non-GAAP financial measures, have been derived from our consolidated financial statements. The consolidated income statement data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012, except for the non-GAAP financial measures, have been derived from our consolidated financial statements included elsewhere herein. The consolidated income statement data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, except for the non-GAAP financial measures, have been derived from the consolidated financial statements not included herein.
The selected financial data presented below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included elsewhere herein.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except share and per share data)
Consolidated Income Statement Data:
Revenues:
Premiums	$627.2	$605.0	$540.5	$473.0	$470.1
Net investment income	1,285.0	1,275.2	1,270.9	1,199.4	1,113.6
Policy fees, contract charges and other	191.7	189.9	180.7	166.3	159.9
Net realized investment gains (losses)	35.6	31.1	7.2	40.1	(29.6)
Total revenues	2,139.5	2,101.2	1,999.3	1,878.8	1,714.0
Benefits and expenses:
Policyholder benefits and claims	462.9	439.0	381.4	335.1	350.5
Interest credited	932.0	932.8	925.9	899.5	846.8
Other underwriting and operating expenses	365.1	360.5	317.9	279.9	273.4
Interest expense	33.0	32.8	32.1	31.9	31.8
Amortization of deferred policy acquisition costs	72.4	66.0	68.8	54.1	40.6
Total benefits and expenses	1,865.4	1,831.1	1,726.1	1,600.5	1,543.1
Income from operations before income taxes	274.1	270.1	273.2	278.3	170.9
Total provision (benefit) for income taxes	53.4	64.7	77.4	84.5	49.2
Net income	$220.7	$205.4	$195.8	$193.8	$121.7
Net income per common share (1):
Basic	$1.74	$1.49	$1.42	$1.43	$1.09
Diluted	$1.74	$1.49	$1.42	$1.43	$1.09
Weighted-average number of common shares outstanding:
Basic	126,609,326	138,018,424	137,490,684	135,609,209	111,622,039
Diluted	126,613,585	138,023,981	137,510,660	135,618,499	111,626,435
Cash dividends declared per common share	$0.34	$0.28	$0.23	$0.15	$—
Non-GAAP Financial Measures:
Adjusted operating income*	$200.9	$185.3	$190.2	$167.9	$141.6
Adjusted operating income per common share (1)*:
Basic	$1.59	$1.34	$1.38	$1.24	$1.27
Diluted	$1.59	$1.34	$1.38	$1.24	$1.27

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Reconciliation to net income:
Net income	$220.7	$205.4	$195.8	$193.8	$121.7
Less: Excluded realized gains (losses) (net of taxes)	19.8	20.1	5.6	25.9	(19.9)
Adjusted operating income*	$200.9	$185.3	$190.2	$167.9	$141.6

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Consolidated Balance Sheet Data:
Total investments	$27,901.1	$27,556.4	$26,171.7	$23,500.2	$20,181.0
Separate account assets	978.4	807.7	795.8	881.7	840.1
Total assets	30,129.5	29,460.9	28,183.3	25,600.0	22,415.5
Total notes payable	449.5	449.4	449.2	449.0	448.9
Accumulated other comprehensive income (loss) (net of taxes) (AOCI)	593.6	1,371.2	1,027.3	437.6	(47.6)
Total stockholders’ equity	2,941.9	3,630.1	3,114.9	2,356.6	1,413.4
Book value per common share (2)	$24.99	$26.29	$22.64	$17.18	$12.65
U.S. Statutory Financial Information:
Statutory capital and surplus	$1,869.7	$1,912.6	$1,822.8	$1,752.3	$1,415.4
Asset valuation reserve (AVR)	307.0	261.3	220.7	185.1	120.5
Statutory book value	$2,176.7	$2,173.9	$2,043.5	$1,937.4	$1,535.9
Non-GAAP Financial Measures:
Adjusted book value*	$2,348.3	$2,258.9	$2,087.6	$1,919.0	$1,461.0
Reconciliation to stockholders’ equity:
Total stockholders’ equity	$2,941.9	$3,630.1	$3,114.9	$2,356.6	$1,413.4
Less: AOCI	593.6	1,371.2	1,027.3	437.6	(47.6)
Adjusted book value*	$2,348.3	$2,258.9	$2,087.6	$1,919.0	$1,461.0
Add: Assumed proceeds from exercise of warrants	—	218.1	218.1	218.1	218.1
Adjusted book value, as converted *	$2,348.3	$2,477.0	$2,305.7	$2,137.1	$1,679.1
Adjusted book value per common share (3)*	$19.95	$18.97	$17.60	$16.23	$15.76
Adjusted book value per common share, as converted (2)*	$19.95	$17.94	$16.75	$15.58	$15.03

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, unless otherwise stated)
Return on stockholders’ equity, or ROE	6.8%	6.1%	7.2%	9.0%	14.9%
Net income	$220.7	$205.4	$195.8	$193.8	$121.7
Average stockholders’ equity	3,245.8	3,383.9	2,710.2	2,147.2	815.6
Non-GAAP Financial Measures:
Operating return on average equity, or ROAE*	8.8%	8.5%	9.5%	9.5%	10.2%
Adjusted operating income*	$200.9	$185.3	$190.2	$167.9	$141.6
Average adjusted book value*	2,293.9	2,185.7	2,002.4	1,772.0	1,391.0
____________________

*
Represents a non-GAAP measure. For a definition of these measures, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures.”

(1)
Basic and diluted net income and adjusted operating income per common share include all participating securities based on the application of the two-class method. Diluted net income and adjusted operating income per common share also include the impact of non-participating securities, to the extent dilutive, such as shares estimated to be issued under the employee stock purchase plan, based on application of the treasury stock method. Antidilutive awards were excluded from the computation of diluted earnings per share. Historically, our outstanding warrants were considered participating securities and included in basic and diluted weighted-average common shares outstanding, assuming the warrants were exercised for the entire 18,975,744 common shares. For the year ended December 31, 2013, these measures reflect the net-share settlement of the warrants on June 20,

2013, resulting in the issuance of 5,297,758 common shares. Shares included in these calculations are weighted for the portion of the period they were outstanding.

(2)
Outstanding common shares and shares subject to warrants (in the periods they were outstanding) totaled 117,730,757 as of December 31, 2013, 138,063,421 as of December 31, 2012, 137,613,123 as of December 31, 2011, 137,191,445 as of December 31, 2010 and 111,705,199 as of December 31, 2009. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5,297,758 shares of common stock.

(3)
Outstanding common shares totaled 117,730,757 as of December 31, 2013, 119,087,667 as of December 31, 2012, 118,637,379 as of December 31, 2011, 118,215,701 as of December 31, 2010 and 92,729,455 as of December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements” and Item 1A – “Risk Factors.” You should read the following discussion in conjunction with the consolidated financial statements in Item 8 – “Financial Statements and Supplementary Data” and the discussion under Item 6 – “Selected Financial Data” included in this Form 10-K, as well as our current reports on Form 8-K and other publicly available information.
Management considers certain non-GAAP financial measures to be useful to investors in evaluating our financial performance and condition. These have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see “ – Use of non-GAAP Financial Measures.”
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
Our Operations
We manage our business through three divisions composed of four business segments:
Benefits Division

•	Benefits. We offer medical stop-loss, limited benefit medical and group life and DI insurance products and services to employers, unions, and public agencies.
Retirement Division

•	Deferred Annuities. We offer fixed deferred annuities, including FIA, and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

•
Income Annuities. We offer SPIAs to customers seeking a reliable source of retirement income or protection against outliving their assets during retirement. We also service our block of structured settlement policies and offer funding services options to existing structured settlement clients.

Individual Life Division

•	Individual Life. We offer individual life insurance products, such as term and universal life insurance. We also offer institutional products, including BOLI and variable COLI.
In addition, we have a fifth segment, referred to as the Other segment, which includes our operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside our divisions; investment income related to unallocated surplus, private equity fund investments and tax credit investments; unallocated corporate expenses; interest expense on debt; and inter-segment elimination entries.
See Note 19 to the accompanying consolidated financial statements for the financial results of our segments.
Executive Summary
Net income for 2013 increased to $220.7, from $205.4 in 2012, driven by higher pretax operating income and a favorable effective tax rate due to benefits from our tax credit investments. Significant developments include the following:

•
Benefits division: Our loss ratio was 66.5% for the year, exceeding our target range, mainly due to higher than expected claims frequency in our medical stop-loss business. We have priced January 2014 medical stop-loss business to improve the loss ratio, which may limit our top-line growth.

•
Retirement division: Favorable movements in interest rates and expanded bank distribution drove sales of $2.45 billion in 2013, led by strong sales of our FIA product. Earnings contributions from these sales in 2013 were offset by related non-deferrable sales expenses. We expect this significant growth in account value to contribute to earnings in 2014.

•
Individual Life division: We expanded our distribution relationships in the BGA market, which generated increased sales in the second half of the year, primarily of our universal life product, and we received $45.0 of deposits for our new variable COLI product. We expect these trends to continue in 2014.

•	Capital actions: We deployed a total of $136.6 in share buybacks and dividends during the year, in addition to settling all of our outstanding warrants in a cashless exercise in June 2013.

Business Strategy
We are focused on increasing net income and cash flows and improving our operating ROAE over time. To advance these objectives in 2014, our business priorities for the year are outlined below.
Division Strategies

•	Achieve target loss ratio in our Benefits division, while maintaining our position as a leader in the medical stop-loss market and promoting growth in our group life & DI business;

•	Maintain stable interest spreads on our deferred and income annuity portfolios;

•	Generate strong sales of annuities and SPL through banks and broker-dealers, and enhance our FIA product offerings; and

•	Increase sales of UL products through BGAs and expand our UL product portfolio, as well as growing sales of our variable COLI product.
Capital Management
We believe we have adequate capital to support strong organic growth through sales of fully-priced products, which remains our top priority for capital deployment. We are pleased with the increases in deferred annuity and individual life sales during the year and believe we are well positioned for a rising interest rate environment.
We also plan to continue to take modest capital actions in 2014, through share repurchases and dividends. We may repurchase approximately half of the remaining 9.0 million shares authorized under our current program in 2014. We also remain open to acquisition opportunities that complement our existing lines of business, but do not expect to be active in this area.
Refer to Item 1 — "Business - our strategies" for further discussion of these strategies. Our success may be affected by the factors discussed in Item 1A — “Risk Factors” and other factors as discussed herein.

Economic and Industry Trends
Our results and ability to execute on our strategies are influenced by a range of economic and other factors. Economic factors include consumer spending, business investment, government spending, the volatility and strength of capital markets, investor and consumer confidence, and levels of inflation. We continually monitor developments that affect our business, including:

•
Interest rates: The level of and movement in interest rates can significantly affect the profitability of our in-force business, as well as our ability to generate sales of new business. For further discussion on how interest rates affect our business, refer to Item 1A — “Risk Factors” in this report.

◦
While interest rates remain at historically low levels, we are encouraged by increases in the benchmark 10-year treasury rate seen during the second half of the year. Higher rates contributed to increased sales of our fixed deferred annuities. As interest rates rise over time, we expect to see increased sales.

◦
Investment yields, however, continue to be challenged by the low interest rate environment of recent years. We are mitigating these effects by investing in commercial mortgage loans that we originate, and by making modest investments in high-quality foreign securities. For further discussion of our investment portfolio and results, refer to "— Investments."

◦
Low interest rates have driven an increase in prepayments in our investment portfolio and related income that we receive (primarily make-whole payments on bonds). This income provides a boost to current period yields, but generates cash flows that must be reinvested at lower interest rates and may cause drag on yields in future periods.

◦
In response to lower investment yields, we continue to manage new and renewal crediting rates to customers on our fixed deferred annuities and universal life policies. However, the crediting rates that we set are influenced by periodic guarantees, contractual minimums, and competitive pressures, among other factors.

•
Competitive pressures: We operate in a highly competitive marketplace for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers, in each of our businesses. Refer to Item 1 — “Business — competition” in this report for further discussion of the competitive environment. Current trends that we are experiencing include:

◦
We believe that PPACA is affecting the competitive landscape in our Benefits division. We are seeing increased competition in our medical stop-loss line of business. We believe employers are exploring self-funding options, which is attracting attention from market participants, including major health insurers. In the group life & DI marketplace, we are seeing less movement of business between providers, which slows our pace of growth in this business.

◦
We are working to increase our brand recognition among our distributors and customers. To achieve this goal, we have invested in a nationwide campaign aligned with major sporting events across multiple media platforms.

◦
We are facing increased competition from other lenders in the origination of commercial mortgage loans. This puts downward pressure on new loan origination yields. We expect to originate loans with a smaller average principal amount in 2014 that meet our quality standards and provide attractive yields relative to other investments.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements. The Company's accounting policies discussed in this section are those that we consider to be particularly critical to understanding our consolidated financial statements, because their application places the most significant demands on management's ability to make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecasted, and our best estimates may require adjustment.
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

The availability of market observable information is the principal factor in determining the level that our investments are assigned in the fair value hierarchy. The following table summarizes our assets carried at fair value and the respective fair value hierarchy, based on input levels:

	As of December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Types of Investments
Fixed maturities, available-for-sale:
U.S. government and agencies	$344.4	$—	$327.0	$17.4
State and political subdivisions	751.5	—	751.5	—
Corporate securities	17,352.4	—	17,324.4	28.0
Residential mortgage-backed securities	2,756.0	—	2,755.8	0.2
Commercial mortgage-backed securities	1,518.4	—	1,512.6	5.8
Other debt obligations	615.0	—	486.2	128.8
Total fixed maturities, available-for-sale	23,337.7	—	23,157.5	180.2
Marketable equity securities, available-for-sale	134.3	77.4	56.9	—
Marketable equity securities, trading	474.4	474.1	—	0.3
Investments in limited partnerships, private equity funds	31.2	—	—	31.2
Other invested assets	47.8	0.6	5.2	42.0
Total investments carried at fair value	24,025.4	552.1	23,219.6	253.7
Separate account assets	978.4	978.4	—	—
Total	$25,003.8	$1,530.5	$23,219.6	$253.7
Valuation of Fixed Maturities
Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stock. We classify fixed maturities as available-for-sale and carry them at fair value. Net unrealized gains and losses related to these securities are calculated as the difference between the fair value and amortized cost. We report these unrealized gains and losses in AOCI in stockholders’ equity. Realized investment gains and losses are reported in the consolidated statements of income.
We determine the fair value of fixed maturities primarily by obtaining prices from third-party independent pricing services, which as of December 31, 2013 and 2012, priced 96.6% and 96.2%, respectively, of our fixed maturities. The pricing services we use have policies and processes to ensure that they are using objectively verifiable, observable market data, including documentation by major security type on the observable market inputs used to determine the prices. Securities are priced using evaluated pricing models that vary by asset class.
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
We analyze the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. As appropriate, we engage our pricing services in discussion regarding the valuation of a security; however, it has not been our practice to adjust their prices. We also perform procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing periodic due diligence procedures, including quarterly deep-dive analyses, monthly price fluctuation analyses, and corroboration of prices by obtaining secondary pricing quotes for selected securities. Based upon our procedures, we believe that the values provided by our pricing services are appropriate measurements of fair value and determined in accordance with GAAP.
We use our judgment in assigning our fixed maturities to a level within the fair value hierarchy by determining whether significant pricing inputs are observable and if the market for a given security is active. When we have significant observable market inputs, which is the case when the security is priced by our pricing services, it is classified as a Level 2 measurement. If our pricing services determine that they do not have sufficient objectively verifiable information about a security, they will not provide a valuation for that security, and its fair value is determined internally. We use observable information for pricing when available, however, 0.8% of our fixed maturities are classified as Level 3 measurements.
As of December 31, 2013 and 2012, $653.7, or 2.8%, and $819.6, or 3.5%, respectively, of our fixed maturities portfolio was invested in private placement securities. The fair values of these assets are determined internally, typically using a matrix pricing approach. The significant inputs are observable, including the base credit spread, treasury yield and expected future cash flows of the security. The measurement also uses an illiquidity spread, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread is an unobservable input, but it does not significantly impact the resulting valuation. As a result, we classified 97.2% and 96.1% as of December 31, 2013 and 2012, respectively, of our private placement securities as Level 2.
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
Other-Than-Temporary Impairments (OTTI) on Fixed Maturities
We regularly evaluate our investments classified as available-for-sale for OTTI. The vast majority of these investments are fixed maturities. We record an OTTI on fixed maturities in an unrealized loss position when one of the following occurs:

•	we do not expect to recover the amortized cost basis of the security, based on our estimate of cash flows expected to be collected; or

•	we intend to sell a security; or it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.
Making the determinations as to whether these conditions exist requires judgment. As part of this process, we analyze investments in an unrealized loss position to determine whether the decline in value is other-than-temporary. While all securities are monitored for impairment, our experience indicates that securities for which the cost or amortized cost exceeds the fair value by less than 20% do not typically represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, we further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline.
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

•	changes in the financial condition of the security’s underlying collateral;

•	any downgrades of the security by a rating agency;

•	non-payment of scheduled interest;

•	any other indications that a credit loss has occurred; and

•
our intent to sell or whether it is more likely than not we will be required to sell the security prior to recovery of its amortized cost, considering any regulatory developments, prepayment or call notifications and our liquidity needs.

For securities we intend to sell or for which it is more likely than not that we will be required to sell before recovery, the impairment charge is equal to the difference between the fair value and the amortized cost basis of the security. This amount is recorded as a realized loss in our consolidated statements of income. In determining our intent to sell a security or whether it is more likely than not that we will be required to sell a security, we evaluate facts and circumstances such as decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. During 2013, we purchased U.S. Treasury securities for cash management purposes, which declined in value due to changes in interest rates. We recorded impairment losses on these securities, as we concluded that we were more likely than not to sell them prior to recovery of amortized cost.

If we do not intend to sell a security, but believe we will not recover all the security’s contractual cash flows, the amortized cost is written down to our estimated recovery value. This amount is determined to be a credit loss and is recorded as a realized loss in our consolidated statements of income. The remainder of the difference between amortized cost and fair value is recorded in OCI as OTTI on fixed maturities not related to credit losses, as this is determined to be a noncredit or recoverable loss.
We determine the estimated recovery values based on our best estimate of expected future cash flows, which requires significant judgment. Our models reflect the probability of issuer default and estimates regarding timing and amount of expected principal and interest payments or recoveries under current and expected future economic conditions. Assumptions used to develop the best estimate of future cash flows include various performance indicators, such as historical default and recovery rates, credit ratings, current delinquency rates and the structure of the issuer/security. The discount rate is based on the security’s effective yield prior to impairment.
Projections of expected future cash flows may change based upon new information regarding the performance of the issuer and/or the underlying collateral of the security. Future impairments may develop if actual results underperform current cash flow modeling assumptions, which may be the result of macroeconomic factors, changes in assumptions used, specific deterioration in certain industry sectors or company failures.
As of December 31, 2013 and 2012, the fair value of our available-for-sale fixed maturity securities that were below cost or amortized cost by 20% or more was $60.0 and $69.6, respectively. Gross unrealized losses on these securities were $30.7 and $27.0, respectively. Included in the gross unrealized losses are losses attributable to movements in both market interest rates and credit spreads.
For further discussion of our evaluation of investments for OTTI, see Note 4 to the consolidated financial statements.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We defer as assets certain policy acquisition costs, including commissions, distribution costs and other underwriting costs related to the production of new and renewal business. When our DAC asset is amortized, it reduces income. We also defer as assets certain sales inducements, including bonus interest, which are included within other assets on our consolidated balance sheets. When our DSI asset is amortized it increases interest credited and reduces income.
Deferred Policy Acquisition Costs
We defer only costs that are directly related to the successful acquisition or renewal of insurance contracts, including:

•	Commissions;

•	Premium-based taxes and assessments;

•	Distribution costs directly related to successful contract acquisition;

•	Third-party underwriting costs related to contracts that are successfully acquired; and

•	The portion of the salaries and benefits related to employee time spent directly on acquisition-related activities for successfully acquired new or renewal contracts
The identification of internal costs directly related to the successful acquisition or renewal of a contract involves significant judgment and estimates. We estimate deferrable costs using time studies, internal surveys, and system-generated data about policy applications and issuances.
All other acquisition-related costs, including costs incurred for soliciting potential customers, managing distribution and underwriting functions, training, administration, unsuccessful acquisition or renewal efforts, market research and product development are not deferrable and are expensed in the period incurred. Further, certain costs associated with our wholesaler distribution model are not considered directly related to contract acquisition under the accounting standards, and we are not able to defer significant portions of our distribution costs related to our sales efforts. For example, sales of our FIA product increased during 2013, and the resulting increase in distribution expenses was not fully deferrable as a large portion of the expenses were not considered direct.

The following table summarizes our DAC asset balances by segment:

	As of December 31,
	2013	2012
Deferred Annuities	$285.9	$256.7
Income Annuities	49.2	45.0
Individual Life	84.8	66.2
Total unamortized balance at end of period	419.9	367.9
Accumulated effect of net unrealized gains	(97.4)	(212.1)
Balance at end of period	$322.5	$155.8
Deferred Sales Inducement
We offer sales inducements mainly on certain deferred annuity contracts, which entitles the contract holder to an incremental amount of interest to be credited to the account value over a specified period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. The incremental interest is deferred and amortized into interest credited in the consolidated statements of income over the life of the contract.
The following table summarizes our DSI asset balances by segment:

	As of December 31,
	2013	2012
Deferred Annuities	$153.8	$152.5
Individual Life	1.0	0.9
Total unamortized balance at end of period	154.8	153.4
Accumulated effect of net unrealized gains	(76.7)	(128.6)
Balance at end of period	$78.1	$24.8
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

Additionally, DAC and DSI balances are adjusted to reflect the impact of realized gains (losses) during the period. These adjustments are recognized in net realized investment gains (losses) in the consolidated statements of income.
To determine the EGPs, we make assumptions as to lapse and withdrawal rates, expenses, interest margins, mortality experience, long-term equity market returns and investment performance. Estimating future gross profits is a complex process requiring considerable judgment and forecasting of events well into the future. Changes to assumptions can have a significant impact on DAC and DSI amortization. In the event actual experience differs from our assumptions or our future assumptions are revised, we adjust our EGPs, which could result in a significant change in amortization expense.
The following would generally cause an increase in amortization or adjustments of DAC and DSI balances:
Actual experience differs from our assumptions:

•	increases to interest margins in the current period from increased yields or decreased crediting rates;

•	increases to lapse and withdrawal rates in the current period;

•	decreases to current period expense levels;

•	significant investment prepayment related income;

•	increases to equity market returns and related changes in the FIA embedded derivative; and

•	lower death claims.
Future assumption changes (unlocking):

•	decreases in expected future interest margins due to increases in expected renewal crediting rates and/or decreases to expected investment yields;

•	increases to expected future lapse and withdrawal rates;

•	increases to future expected expense levels;

•	significant investment prepayment activity, which results in decreased future interest margins;

•	decreases to expected equity market returns; and

•	higher expected future death claims.
EGPs are adjusted quarterly to reflect actual experience to date. For example, for our deferred annuity products, if renewal crediting rates are greater or lower than the renewal crediting rates we assumed in our DAC and DSI asset amortization models, we would record a change in amortization expense to reflect the change in our EGPs.
For future assumptions, we complete a study and refine our estimates of future gross profits annually during the third quarter. We also revise future assumptions as needed throughout the year if a significant transaction or trend is identified that would warrant a change in those assumptions. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected EGPs used in the DAC and DSI asset amortization models. This is often referred to as “unlocking” the amortization models. For the years ended December 31, 2013 and 2012, we recorded net pre-tax adjustments that increased amortization by $2.6 and $2.6, respectively, related to annual DAC unlocking, and $0.7 and $1.0, respectively, related to annual DSI unlocking.
Additionally, we recorded incremental amortization expense related to prepayment-related income received, primarily from make-whole provisions on fixed maturities that were prepaid in the historically low interest rate environment. The expected future impact of these prepayments was also analyzed and, where applicable, DAC and DSI amortization due to unlocking was recorded in the period the prepayment occurred. For the years ended December 31, 2013 and 2012, we recorded additional amortization from prepayment-related income totaling $8.3 and $1.4, respectively, for DAC and $6.8 and $1.1, respectively, for DSI.
We regularly conduct DAC and DSI recoverability analyses, where we compare the current asset balances with the estimated present value of future profitability of the underlying business. The DAC and DSI asset balances are considered recoverable if the present value of future profits is greater than the current asset balances.
In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC and DSI asset balances, which currently relate to our deferred annuity, universal life, and BOLI products, to capture the effect that certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, universal life and BOLI DAC asset balances as of December 31, 2013:

•	if we increased our future lapse and withdrawal rate assumptions by a factor of 10%, the DAC asset balance would decrease approximately $6.8;

•	if we increased our future expense assumptions by a factor of 10%, the DAC asset balance would decrease approximately $0.4.

•	if we decreased our future investment yield assumptions by a factor of 100 bps, the DAC asset balance would decrease approximately $1.1.

Adjustment for Unrealized Gains or Losses on Investments
We adjust the unamortized DAC and DSI balances for the accumulated effect of net unrealized gains or losses on investments, which is recorded net of taxes in AOCI. This adjustment reflects the impact on estimated future gross profits as if the unrealized investment gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the current interest rate environment, and the corresponding adjustment decreases our DAC and DSI balances and AOCI. In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC and DSI adjustments would increase our DAC and DSI balances and increase AOCI. However, for DAC, this adjustment is limited to cumulative capitalized acquisition costs plus interest, which would be $222.3, net of taxes of $119.7, in our Deferred Annuities segment and $18.8, net of taxes of $10.2, in our Individual Life segment as of December 31, 2013. For DSI, this adjustment is limited to cumulative capitalized sales inducement costs plus interest, which would be $120.6, net of taxes of $64.9.
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
These liabilities are contingent upon the death of the insured while the policy is in force. We derive mortality assumptions from both company-specific and industry statistics. We discount future benefits at interest rates that vary by year of policy issue. These interest rates are set initially at a rate consistent with portfolio rates at the time of issue, and grade to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are made at the time each policy is issued, and do not change over time unless the liability amount is determined to be inadequate to cover expected future policy benefits. No revisions to assumptions within the future policy benefits liabilities have been necessary, and therefore we have not experienced any significant impact in our financial results due to changes in assumptions.

We periodically compare our actual experience with our estimates of actuarial liabilities for future policy benefits. To the extent that actual policy benefits differ from the reserves established for future policy benefits, such differences are recorded in the consolidated statements of income in the period in which the variances occur, which increases our total benefits and expenses.
Policy and Contract Claims
Liabilities for policy and contract claims primarily represent liabilities for claims under our group and individual life insurance policies and are established on the basis of reported losses. We also provide for claims incurred but not reported (IBNR) based on expected loss ratios, claims paying completion patterns and historical experience. For our medical stop-loss policies, IBNR reserves are estimated based on the development method, which uses historical claims paying patterns to determine appropriate reserves. We review estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are recorded in the consolidated statements of income in the period in which the variance occurs. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR amount increases. While we make a best estimate at each reporting period, we may still experience volatility due to uncertainty inherent in the underlying estimates. For example, in 2013, our incurred claims related to previous years developed favorably by $10.4, or 6.3% of net reserves at December 31, 2012.

New Accounting Standards
For a discussion of recently adopted and not yet adopted accounting pronouncements, see Note 2 to the accompanying consolidated financial statements.
Sources of Revenues and Expenses
Our primary sources of revenues from our insurance operations are premiums, net investment income and policy fees and contract charges. We also generate net realized investment gains (losses), primarily on sales or impairment of our investments, and changes in fair value on our equity trading portfolio and derivative financial instruments. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, DAC amortization, and general business and operating expenses, net of DAC deferrals. These items are discussed in further detail below.
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
Revenues
Premiums
Premiums consist primarily of premiums from our group insurance products, primarily medical stop-loss, limited benefit medical, group life and DI, individual term and whole life insurance products.
Net investment income
Net investment income represents the income earned on our investments, net of investment expenses, including prepayment-related income such as bond make-whole payments. Net investment income also includes gains or losses from changes in the fair value of our investments in private equity funds and expense from amortization of tax credit investments.
Policy fees, contract charges and other
Policy fees, contract charges and other includes cost of insurance (COI) charges primarily on our UL and BOLI policies, mortality expense, surrender and other administrative charges to policyholders, revenues from our non-insurance businesses, and reinsurance allowance fees.
Net realized investment gains (losses)
Net realized investment gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments, changes in fair value of our marked-to-market investments and changes in fair value of our FIA embedded derivative. It also includes the portion of DAC and DSI amortization due to changes in EGPs related to these items.
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
Other underwriting and operating expenses
Other underwriting and operating expenses represent non-deferrable costs related to the acquisition and the ongoing maintenance of insurance and investment contracts, including certain non-deferrable commissions, policy issuance expenses and other business and administrative operating costs.
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
In the following paragraphs, we provide definitions of our non-GAAP measures. For a reconciliation of these non-GAAP measures to their most directly comparable GAAP measures, see Item 6 — “Selected Financial Data.”
Adjusted Operating Income, Pre-tax Adjusted Operating Income, Adjusted Operating Income per Common Share — Basic, and Adjusted Operating Income per Common Share — Diluted
Adjusted Operating Income and Pre-tax Adjusted Operating Income
Adjusted operating income consists of net income, excluding certain net realized gains (losses). Excluded realized gains (losses) are associated with investment sales or disposals, other-than-temporary investment impairments, changes in the fair value of mark-to-market investments and derivative investments (except for certain S&P 500 options, described below), and changes in the fair value of embedded derivatives related to our FIA product.
Net income is the most directly comparable GAAP measure to adjusted operating income. Net income for any period presents the results of our insurance operations, as well as our net realized investment gains (losses). We consider investment income generated by our invested assets to be part of the results of our insurance operations because they are acquired and generally held to maturity to generate income that we use to meet our obligations. Conversely, we do not consider many of the activities reported through net realized investment gains (losses) as part of the results of our insurance operations. The timing and amount of these gains (losses) are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business.
We do not exclude all realized gains (losses) from adjusted operating income. For example, we include the gain (loss) on S&P 500 options supporting FIA policies we sold in the late 1990s. These policyholders earn interest based on equity market performance and we purchase S&P 500 options to hedge market fluctuations. Interest earned by policyholders is reported in interest credited in the consolidated statements of income. Each year, we use any realized gains from the S&P 500 options to meet obligations associated with this block, similar to the way we use investment income to meet obligations associated with other fixed deferred annuities. Therefore, we do not remove these realized gains (losses) from adjusted operating income.
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
Pre-tax adjusted operating income is adjusted operating income on a pre-tax basis. It also represents the cumulative total of segment pre-tax adjusted operating income, which at the segment level is a GAAP measure. Income from operations before income taxes is the most directly comparable GAAP measure to pre-tax adjusted operating income. In presenting pre-tax adjusted operating income, we are excluding certain pre-tax net realized investment gains (losses) as described above.

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
Adjusted Book Value and Adjusted Book Value per Common Share
Adjusted book value consists of stockholders’ equity, less AOCI. Adjusted book value per common share is calculated as adjusted book value, divided by outstanding common shares. This measure does not include shares subject to warrants in the periods they were outstanding because the warrant holders only participated in dividends and would not have been entitled to proceeds in the event of a liquidation or winding down of our company should such event have preceded the exercise of the outstanding warrants.
Stockholders’ equity is the most directly comparable GAAP measure to adjusted book value. AOCI, which is primarily composed of the net unrealized gains (losses) on our fixed maturities, net of taxes, is a component of stockholders’ equity. Book value per common share is the most directly comparable GAAP measure to adjusted book value per common share. Book value per common share is calculated as stockholders’ equity divided by the sum of our common shares outstanding and shares issuable pursuant to warrants in the periods they were outstanding.
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
We believe investors find it useful if we present them with a financial measure excluding these temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. By evaluating our adjusted book value, an investor can assess our financial condition based on our general practice of holding our fixed maturities to maturity. Additionally, by translating this measure into adjusted book value per common share, we allow the investor to assess its proportionate stake in our adjusted book value as of the dates presented, and the change in such measures over time.
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

Adjusted Book Value per Common Share, as converted
Adjusted book value, as converted consists of adjusted book value, plus the assumed proceeds from the exercise of outstanding warrants. This measure is used to calculate adjusted book value per common share, as converted which gives effect to the exercise of outstanding warrants. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5,297,758 shares of common stock. As of June 30, 2013 and all subsequent periods, this measure is equivalent to adjusted book value per common share and is no longer reviewed by management. It is provided for comparative purposes only.

Adjusted book value per common share, as converted, is calculated as adjusted book value plus the assumed proceeds from the warrants, divided by the sum of outstanding common shares and shares subject to warrants in the periods they were outstanding. It assumes a full cash exercise of the warrants, regardless of the stock price. Book value per common share is the most directly comparable GAAP measure and is calculated as stockholders’ equity divided by the sum of our common shares outstanding and shares issuable pursuant to warrants in the periods they were outstanding.
We believe investors find it useful if we present them with a comparative measure of adjusted book value per common share, as converted, to remove AOCI from stockholders’ equity and give effect to the exercise of our outstanding warrants. This allows the investor to assess its proportionate stake in our adjusted book value, while understanding the effect of the exercise of outstanding warrants, as of the dates presented, and the change in such measures over time, based on our practice of holding our fixed maturities to maturity.
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
We believe investors find it useful to review the returns of our insurance operations separate from the gain and loss activity attributable to most of our investment portfolio because it highlights trends in the performance of our insurance operations. In addition, we believe investors find it useful if we present them with a financial measure that removes from stockholders’ equity the temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI, because we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. By referring to operating ROAE, an investor can form a judgment as to how effectively our management uses funds invested by our stockholders to generate adjusted operating income growth. Thus, we present operating ROAE for a period to measure the rate of return produced by our adjusted operating income in such period based on our average adjusted book value for such period.

Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes.
Total Company
Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues:
Premiums	$627.2	$605.0	$540.5	3.7%	11.9%
Net investment income	1,285.0	1,275.2	1,270.9	0.8	0.3
Policy fees, contract charges, and other	191.7	189.9	180.7	0.9	5.1
Net realized investment gains (losses)	35.6	31.1	7.2	14.5	*
Total revenues	2,139.5	2,101.2	1,999.3	1.8	5.1
Benefits and expenses:
Policyholder benefits and claims	462.9	439.0	381.4	5.4	15.1
Interest credited	932.0	932.8	925.9	(0.1)	0.7
Other underwriting and operating expenses	365.1	360.5	317.9	1.3	13.4
Interest expense	33.0	32.8	32.1	0.6	2.2
Amortization of deferred policy acquisition costs	72.4	66.0	68.8	9.7	(4.1)
Total benefits and expenses	1,865.4	1,831.1	1,726.1	1.9	6.1
Income from operations before income taxes	274.1	270.1	273.2	1.5	(1.1)
Total provision for income taxes	53.4	64.7	77.4	(17.5)	(16.4)
Net income	$220.7	$205.4	$195.8	7.4%	4.9%
Net income per common share (1):
Basic	1.74	1.49	1.42	16.8%	4.9%
Diluted	1.74	1.49	1.42	16.8	4.9
Weighted-average common shares outstanding:
Basic	126,609,326	138,018,424	137,490,684	(8.3)%	0.4%
Diluted	126,613,585	138,023,981	137,510,660	(8.3)	0.4
Non-GAAP Financial Measures:
Adjusted operating income	$200.9	$185.3	$190.2	8.4%	(2.6)%
Adjusted operating income per common share:
Basic	1.59	1.34	1.38	18.7%	(2.9)%
Diluted	1.59	1.34	1.38	18.7	(2.9)

Net income	$220.7	$205.4	$195.8	7.4	4.9
Less: Excluded realized gains (losses) (net of taxes of $10.7, $10.9 and $3.0)	19.8	20.1	5.6	(1.5)	*
Adjusted operating income	$200.9	$185.3	$190.2	8.4%	(2.6)%
__________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)
Basic net income and adjusted operating income per common share include all participating securities using the two-class method. Diluted net income and adjusted operating income per common share include the dilutive impact of non-participating securities, based on the application of the treasury stock method. Antidilutive awards were excluded from the computation of diluted earnings per share. Historically, our outstanding warrants were considered participating securities and included in basic and diluted weighted-average common shares outstanding. For the years ended December 31, 2013, these measures reflect the net-share settlement of the warrants on June 20, 2013, resulting in the issuance of 5,297,758 common shares. Shares included in these calculations were weighted for the portion of the period they were outstanding.

The following table sets forth additional detail of our other underwriting and operating expenses:

	For the Years Ended December 31,
	2013	2012	2011
Salaries, incentive compensation, and other employee costs	$186.3	$173.7	$146.6
Rent and occupancy costs	14.9	12.7	11.3
Professional service and software licensing	50.6	58.2	51.9
Other	30.1	27.7	23.9
Total operating expenses	281.9	272.3	233.7
Commissions	188.4	139.2	164.4
Premium taxes	17.0	14.2	16.7
DAC deferrals	(122.2)	(65.2)	(96.9)
Other underwriting and operating expenses	$365.1	$360.5	$317.9
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Net income increased $15.3 primarily as a result of higher pre-tax adjusted operating income and a decrease in the provision for income taxes due to a lower effective tax rate. Pre-tax adjusted operating income increased $4.5 from the year ended December 31, 2012.
Pre-tax earnings contributions from our Deferred Annuities, Individual Life, and Other segments improved, partially offset by a decline in earnings in our Benefits and Income Annuities segments. Excluding non-deferrable incentive compensation and expenses related to higher sales, we held our underwriting and operating expenses flat with 2012 levels.
Segment results, discussed further below, include prepayment-related investment income of $34.9, which consisted of $50.0 of net investment income related to investment prepayments (primarily bond make-whole payments from investments in our Deferred Annuities segments), less $15.1 of related DAC and DSI amortization. In 2012, prepayment-related income, net of related amortization, contributed $22.2 to pre-tax adjusted operating income.
The provision for income taxes decreased by $11.3 from 2012. The effective tax rate declined to 19.5% for the year ended December 31, 2013 from 24.0% for the same period in 2012 due primarily to an increase in benefits from our tax credit investments.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Summary of Results
Net income increased $9.6 as a result of higher net realized investment gains on our investment portfolio and a lower provision for income taxes, partially offset by a decline in pre-tax adjusted operating income.
Pre-tax adjusted operating income declined $25.5 from 2011. Our earnings results reflect a $42.6 increase in other underwriting and operating expenses over 2011 expense levels. This is primarily due to higher employee-related and professional services expenses related to our strategic growth initiatives. Also included in our 2012 segment results, discussed further below, is $24.7 of net investment income related to investment prepayments, less $2.5 of related DAC and DSI amortization. This compares to $23.0 of prepayment-related income received in 2011, net of related DAC and DSI amortization.
Net realized investment gains increased $23.9, driven by mark-to-market net gains on our equity securities, partially offset by higher impairments. For further discussion of our investment results and portfolio refer to — “Investments.”
The provision for income taxes decreased $12.7 on lower pre-tax earnings and a lower effective tax rate, which was 24.0% for the year ended December 31, 2012 compared to 28.3% for the same period in 2011. The effective tax rate decreased due to an increase in tax credit investments and the related benefits.

Segment Operating Results

The following table sets forth pre-tax adjusted operating income, by segment:

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Segment pre-tax adjusted operating income (loss):
Benefits	$64.2	$70.5	$79.1	(8.9)%	(10.9)%
Deferred Annuities	107.3	102.7	95.8	4.5	7.2
Income Annuities	32.3	45.0	35.1	(28.2)	28.2
Individual Life	55.3	47.0	65.3	17.7	(28.0)
Other	(15.5)	(26.1)	(10.7)	*	*
Pre-tax adjusted operating income (1)	$243.6	$239.1	$264.6	1.9%	(9.6)%
Add: Excluded realized gains (losses)	30.5	31.0	8.6	*	*
Income from operations before incomes taxes	$274.1	$270.1	$273.2	1.5%	(1.1)%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure. For a definition of this measure, see - “Use of non-GAAP Financial Measures.”
The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the years ended December 31, 2013, 2012 and 2011 are set forth in the following sections.

Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues:
Premiums	$591.4	$568.8	$501.1	4.0%	13.5%
Net investment income	20.9	21.7	18.1	(3.7)	19.9
Policy fees, contract charges, and other	14.1	11.1	14.1	27.0	(21.3)
Total operating revenues	626.4	601.6	533.3	4.1	12.8
Benefits and expenses:
Policyholder benefits and claims	393.4	370.3	316.1	6.2	17.1
Other underwriting and operating expenses	168.8	160.8	138.1	5.0	16.4
Total benefits and expenses	562.2	531.1	454.2	5.9	16.9
Segment pre-tax adjusted operating income	$64.2	$70.5	$79.1	(8.9)%	(10.9)%
The following table sets forth selected historical operating metrics relating to our Benefits segment for the years ended:

	For the Years Ended December 31,
	2013	2012	2011
Loss ratio (1)	66.5%	65.1%	63.1%
Expense ratio (2)	28.3	27.9	26.5
Combined ratio (3)	94.8	93.0	89.6
Medical stop-loss – loss ratio (4)	66.6	65.1	64.7
Total sales (5)	$130.9	$159.3	$118.7
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $6.3, primarily the result of a higher loss ratio and increased operating expenses. The loss ratio increased to 66.5% for the year ended December 31, 2013, compared to 65.1% for the same period in 2012.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $22.6 driven by growth of our group life and DI business and strong sales of post-January 2012 policies in our medical stop-loss line.
Benefits and Expenses
Policyholder benefits and claims increased $23.1 driven by growth in our medical stop-loss business and higher claims frequency. Also contributing to the increase were higher group life and DI claims due to growth in this line of business.
The $8.0 increase in other underwriting and operating expenses was mainly driven by expenses to support the expansion of our group life and DI business.
Sales
Sales for the year ended December 31, 2013 totaled $130.9, compared to sales of $159.3 for the same period in 2012. Medical stop-loss sales declined $36.4, reflecting our pricing discipline in a competitive market. This was partially offset by an $12.1 increase in group life and DI sales as we focused on expanding our presence in this market.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Summary of Results
Segment pre-tax adjusted operating income decreased $8.6, primarily the result of increased operating expenses related to the expansion of our group life and DI operations. Also contributing to the decline was a less favorable loss ratio on a larger block of medical stop-loss business. The loss ratio increased to 65.1% for the year ended December 31, 2012, compared to 63.1% for 2011. Growth in our block of medical stop-loss business was a result of strong sales and premium related to the block of business acquired in July 2011.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $67.7, driven by organic growth from strong 2012 sales, as well as the medical stop-loss block of business acquired in July 2011.
Benefits and Expenses
Policyholder benefits and claims increased $54.2, driven by growth in our medical stop-loss business, including the block of business acquired in July 2011. Also contributing to the increase was higher limited benefit medical claims for 2012, compared to 2011.
The $22.7 increase in other underwriting and operating expenses was driven by expenses related to the expansion of our group life and DI operations as part of our strategic growth initiatives, and higher commissions and incentive compensation due to growth in our medical stop-loss business.
Sales
Sales for the year ended December 31, 2012 totaled $159.3, compared to $118.7 in 2011. This increase was primarily driven by competitive medical stop-loss pricing and strong producer relationships.

Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues:
Net investment income	$565.3	$547.2	$527.6	3.3%	3.7%
Policy fees, contract charges, and other	22.2	20.7	20.3	7.2	2.0
Certain realized gains (losses)	5.1	0.1	(1.4)	*	*
Total operating revenues	592.6	568.0	546.5	4.3	3.9
Benefits and expenses:
Policyholder benefits and claims	0.2	—	0.2	*	*
Interest credited	337.7	330.7	322.5	2.1	2.5
Other underwriting and operating expenses	86.6	80.3	68.7	7.8	16.9
Amortization of deferred policy acquisition costs	60.8	54.3	59.3	12.0	(8.4)
Total benefits and expenses	485.3	465.3	450.7	4.3	3.2
Segment pre-tax adjusted operating income	$107.3	$102.7	$95.8	4.5%	7.2%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the years ended:

	For the Years Ended December 31,
	2013	2012	2011
Fixed account values, excluding FIA - General account	$10,874.7	$10,688.5	$10,532.1
Fixed account values, FIA - General account	1,712.0	374.9	81.0
Variable account values - Separate account	836.2	723.3	713.8
Interest spread (1)	2.02%	1.94%	1.94%
Base earned yield	4.64	4.86	5.04
Base credited yield	2.87	3.03	3.22
Base interest spread (2)	1.77%	1.83%	1.82%
Total sales (3)	$2,243.5	$1,146.6	$1,815.3
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
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income increased $4.6, primarily driven by higher investment income from prepayment-related activity and earnings on higher FIA account values. Prepayment-related income was $20.0, net of related amortization, in 2013, compared to $11.9 in 2012. This was partially offset by lower base spreads on our traditional fixed deferred annuity business, as reinvestment of prepayment-related proceeds at lower yields put pressure on our spreads during the year. Additionally, we had higher non-deferrable distribution expenses related to increased FIA sales.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues
Net investment income increased $18.1, driven by $34.7 of prepayment-related income received in 2013, compared to $14.4 received in 2012, and an increase in invested assets due to higher account values. This was partially offset by lower portfolio yields as a result of lower yields on fixed maturity purchases and commercial mortgage loan originations, and reinvestment of proceeds from higher yielding assets at lower yields.
Certain realized gains increased $5.0, as a result of gains on S&P 500 options during 2013. These gains are offset by higher interest credited on the related policies.
Benefits and Expenses
The $7.0 increase in interest credited was driven by higher FIA interest, primarily from growth in account value, and DSI amortization related to the unlocking impact from higher prepayment-related income. These were partially offset by lower interest credited on traditional fixed annuities, reflecting management of renewal crediting rates on existing business.
Unlocking from prepayment-related income and the impact of annual unlocking drove the increase in DAC amortization.
Other underwriting and operating expenses increased $6.3, primarily due to increased non-deferrable distribution expenses associated with higher FIA sales.

Sales
Deferred Annuities’ sales nearly doubled, reaching $2,243.5 for 2013 compared to $1,146.6 for 2012. This was primarily the result of higher sales of our FIA product, which totaled $1,298.0 in 2013 compared with $292.6 in 2012. FIA sales benefited from a more favorable interest rate environment and ongoing expansion of our retirement products on bank distribution platforms. Expanded bank distribution also helped to diversify our deferred annuity sales with more key partners.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Summary of Results
Segment pre-tax adjusted operating income increased $6.9, primarily driven by earnings from higher fixed account values and a stable interest spread, as well as lower DAC amortization. Our base earned yield continued to decline as a result of the low interest rate environment; however, base interest spreads were slightly higher year-over-year, reflecting disciplined pricing on new business and management of renewal crediting rates on existing business. These results were partially offset by higher operating expenses related to our True VA product.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $19.6, driven by a $0.85 billion increase in average invested assets due to higher fixed annuities account values. This growth was partially offset by lower portfolio yields, which was the result of lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets. We received prepayment-related income of $14.4, compared to $9.2 in 2011.
Benefits and Expenses
Interest credited increased $8.2, primarily due to a $0.83 billion increase in average fixed annuities account values. Typically DAC amortization increases as account values increase; however, we experienced a $5.0 decrease in DAC amortization primarily as a result of lower lapses than assumed in our DAC models.
Other underwriting and operating expenses increased $11.6, primarily related to expenses associated with our True VA product.
Sales
Deferred Annuities’ sales decreased 37% in 2012, compared to 2011. This was primarily the result of the low interest rate environment, which we believe has driven a decline in overall industry sales of deferred annuities and increased competition for customers.

Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues:
Net investment income	$397.9	$409.9	413.1	(2.9)%	(0.8)%
Policy fees, contract charges, and other	2.6	6.8	1.8	(61.8)	*
Total operating revenues	400.5	416.7	414.9	(3.9)	0.4
Benefits and expenses:
Interest credited	343.0	346.0	353.0	(0.9)	(2.0)
Other underwriting and operating expenses	21.3	22.6	24.3	(5.8)	(7.0)
Amortization of deferred policy acquisition costs	3.9	3.1	2.5	25.8	24.0
Total benefits and expenses	368.2	371.7	379.8	(0.9)	(2.1)
Segment pre-tax adjusted operating income	$32.3	$45.0	35.1	(28.2)%	28.2%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the years ended:

	For the Years Ended December 31,
	2013	2012	2011
Reserves (1)	$6,489.9	$6,566.5	$6,608.3
Interest spread (2)	0.62%	0.58%	0.53%
Base earned yield	6.03	6.08	6.11
Base credited yield	5.51	5.57	5.61
Base interest spread (3)	0.52%	0.51%	0.50%
Mortality gains (losses) (4)	$8.1	$12.9	$0.3
Total sales (5)	210.5	258.2	221.9
_________________

(1)
Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)
Interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets, excluding equities, attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.

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
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $12.7, the result of a decrease in the interest margin on lower reserves and lower mortality gains. Mortality gains were $8.1 for the year ended December 31, 2013, compared to gains of $12.9 for 2012.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $12.0, primarily due to lower yields and lower average invested assets. The decline in yields was driven by lower yields on recent fixed maturity purchases and commercial mortgage loan originations, and prepayments of higher yielding assets.

Policy fees, contract charges, and other decreased $4.2, driven by lower fee revenue from sales of third-party structured settlements. The sales agreement with the third party was terminated effective January 1, 2013.
Benefits and Expenses
Interest credited decreased $3.0 driven by lower crediting rates on lower reserves, which was partially offset by lower mortality gains. Mortality experience is volatile and can fluctuate significantly from period to period.
Sales
Sales decreased $47.7, primarily due to lower structured settlement annuity sales, which were discontinued in late 2012. Sales of SPIAs increased 17%, to $203.0 in 2013 compared to $173.5 in 2012. The increase was primarily due to increased sales during the fourth quarter of 2013 as a result of a more favorable interest rate environment and the success of our sales strategies to help customers maximize retirement income.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Summary of Results
Segment pre-tax adjusted operating income increased $9.9, primarily due to favorable mortality experience. Mortality gains increased to $12.9 for 2012, compared to gains of $0.3 for 2011. In addition, fee revenue earned on sales of third-party structured settlements increased $4.3, compared to 2011, due to significantly higher sales. These increases were partially offset by decreased funding services activity and lower reserves.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $3.2, due to lower average invested assets and lower yields. Policy fees, contract charges, and other increased $5.0, primarily from fee revenue earned on increased sales of third-party structured settlements.
Benefits and Expenses
Interest credited decreased $7.0, driven by favorable mortality experience and decreased crediting rates on slightly lower reserves, offset by decreased funding services activity due to a decline in case volume.
Sales
Sales increased to $258.2 for 2012, compared to $221.9 for 2011, due to the effectiveness of shorter-duration SPIA sales strategies to help customers maximize retirement income.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues:
Premiums	$35.8	$36.2	39.4	(1.1)%	(8.1)%
Net investment income	280.4	284.4	288.5	(1.4)	(1.4)
Policy fees, contract charges, and other	136.3	129.6	124.1	5.2	4.4
Total operating revenues	452.5	450.2	452.0	0.5	(0.4)
Benefits and expenses:
Policyholder benefits and claims	69.3	68.7	65.1	0.9	5.5
Interest credited	253.0	258.2	253.0	(2.0)	2.1
Other underwriting and operating expenses	67.2	67.7	61.6	(0.7)	9.9
Amortization of deferred policy acquisition costs	7.7	8.6	7.0	(10.5)	22.9
Total benefits and expenses	397.2	403.2	386.7	(1.5)	4.3
Segment pre-tax adjusted operating income	$55.3	$47.0	65.3	17.7%	(28.0)%

The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the years ended:

	For the Years Ended December 31,
	2013	2012	2011
Individual insurance:
Individual claims (1)	$54.7	$61.0	$54.3
UL account value (2)	726.2	716.0	678.9
UL interest spread (3)	1.89%	1.60%	1.33%
UL base interest spread (4)	1.39	1.62	1.67
Sales (5)	$18.6	$9.1	$11.7
Institutional Markets:
BOLI account value (2)	$4,798.1	$4,659.8	$4,491.5
BOLI ROA (6)	0.85%	0.95%	1.02%
BOLI base ROA (7)	0.80	0.88	0.98
BOLI sales (8)	$—	$20.0	$—
COLI sales (8)	45.0	—	—
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	UL account value and BOLI account value represent our liabilities to our policyholders.

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

(8)	Represents deposits for new policies.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income increased $8.3, driven by lower individual claims, a favorable impact of annual unlocking, and higher prepayment-related income. These sources of earnings were partially offset by a lower BOLI base ROA, due to higher BOLI claims, and lower earnings contributions from our decreasing block of term life business.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $4.0, due primarily to lower yields on asset purchases over the past year. This was partially offset by an increase in average invested assets, mainly due to growth in BOLI account value, and an increase in prepayment-related income. Prepayment-related income totaled $6.3 in 2013, compared to $3.5 in 2012.
Policy fees, contract charges, and other increased $6.7, primarily due to higher COI and administrative fees on our BOLI and UL businesses.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) decreased $4.6, driven by lower claims on our UL business and lower crediting rates on our BOLI business. These were partially offset by higher BOLI claims and growth in account value.
Sales
Sales of individual life products increased to $18.6 for 2013, compared to $9.1 in 2012. An expanded BGA distribution network contributed to higher sales of our Classic UL product, which were partially offset by lower sales of SPL policies.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Summary of Results
Segment pre-tax adjusted operating income decreased $18.3 primarily driven by higher individual claims experience, a lower BOLI ROA due to higher BOLI claims and lower investment yields, and higher expenses related to the expansion of our sales organization.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums decreased $3.2, driven by lower revenue on a smaller block of our term life business and decreased sales of term life.
Net investment income decreased $4.1 due primarily to lower yields on asset purchases over the past twelve months. This was partially offset by an increase in average invested assets, primarily due to growth in BOLI and UL account values.
Policy fees, contract charges, and other increased $5.5 due to higher COI and administrative fees on our BOLI and UL business.
Benefits and Expenses
Benefit-related expenses increased $8.8, primarily due to higher individual claims as well as an increase in interest credited on higher BOLI account values, which offset the increased BOLI COI revenue charges noted above. Individual life claims increased $6.7 million over 2011, though mortality was generally in line with our expectations. These increases were partially offset by lower claims on our BOLI business and reserve modifications in 2011, which increased 2011 benefit-related expenses by $1.9.
Other underwriting and operating expenses increased $6.1 due to higher employee-related expenses, primarily associated with our strategic growth initiatives.
Sales
Sales of individual life products decreased to $9.1 for the year ended December 31, 2012, compared to $11.7 for the same period in 2011, due to lower sales of SPL polices. This was partially offset by growth in sales of our Classic UL product.

Other
The following table sets forth the results of operations relating to our Other segment:

	For the Years Ended December 31,			Variance (%)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues:
Net investment income	$20.5	$12.0	$23.6	70.8%	(49.2)%
Policy fees, contract charges, and other	16.5	21.7	20.4	(24.0)	6.4
Total operating revenues	37.0	33.7	44.0	9.8	(23.4)
Benefits and expenses:
Interest credited	(1.7)	(2.1)	(2.6)	(19.0)	19.2
Other underwriting and operating expenses	21.2	29.1	25.2	(27.1)	15.5
Interest expense	33.0	32.8	32.1	0.6	2.2
Total benefits and expenses	52.5	59.8	54.7	(12.2)	9.3
Segment pre-tax adjusted operating loss	$(15.5)	$(26.1)	$(10.7)	*	*
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
The Other segment reported pre-tax adjusted operating losses of $15.5 for 2013, compared with losses of $26.1 in 2012. This improvement was due to higher net investment income, primarily from higher average invested assets, and decreased operating expenses, including lower costs associated with the exploration of acquisition opportunities. In addition, we sold a broker-dealer subsidiary during the fourth quarter of 2013, which decreased operating revenues and other underwriting and operating expenses. Accordingly, we expect Other segment losses to decrease in the future, although results can be volatile from period to period based on assets in the segment and the returns of our private equity fund investments.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Summary of Results
The Other segment reported pre-tax adjusted operating losses of $26.1 for 2012, compared with losses of $10.7 for 2011. This decline in results was due to lower net investment income, mainly related to tax credit and private equity fund investments, and higher operating expenses primarily related to our exploration of acquisition opportunities.
Amortization of tax credit investments, which is recorded as a reduction to net investment income, increased $7.4 over 2011 due to higher levels of investments in these assets. Tax credit investments reduce investment income, but provide tax benefits that reduce our provision for income taxes and decrease our effective tax rate. See “Investments – Investments in Limited Partnerships — Tax Credit Investments” for further information.
Investments
Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of December 31, 2013 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our equity investments primarily consist of common stock and mainly support investment strategies, including asset and liability matching strategies, for certain long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.

The following table presents the composition of our investment portfolio:

	As of December 31, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$22,684.0	81.3%	$22,699.4	82.4%
Private	653.7	2.3	819.6	3.0
Marketable equity securities, available-for-sale	134.3	0.5	49.6	0.2
Marketable equity securities, trading	474.4	1.7	552.7	2.0
Mortgage loans, net	3,541.0	12.7	3,094.4	11.2
Policy loans	63.3	0.2	65.8	0.2
Investments in limited partnerships (1):
Private equity funds	31.2	0.1	28.6	0.1
Tax credit investments	265.1	1.0	210.7	0.8
Other invested assets (2)	54.1	0.2	35.6	0.1
Total	$27,901.1	100.0%	$27,556.4	100.0%
____________________

(1)	Investments in private equity funds are carried at fair value, and our tax credit investments are carried at amortized cost.

(2)	Primarily includes derivative instruments and other investments.
Invested assets increased $344.7 during the year ended December 31, 2013 primarily due to sales of FIA, partially offset by a decline in the net unrealized gain position of our available-for-sale fixed maturities. As of December 31, 2013 and 2012, our fixed maturity portfolio had net unrealized gains of $1.08 billion and $2.45 billion, respectively. This decline in unrealized gains was driven by an increase in benchmark 10-year U.S. Treasury rates, which increased from 1.78% as of December 31, 2012 to 3.04% as of December 31, 2013.

Investment Returns
Net Investment Income
The return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized investment gains (losses), for each major investment category:

	For the Years Ended December 31,
	2013		2012		2011
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.17%	$1,114.7	5.31%	$1,122.5	5.51%	$1,151.9
Marketable equity securities, available-for-sale	5.36	3.8	6.54	3.4	6.45	3.4
Marketable equity securities, trading	2.86	12.9	2.96	13.1	2.57	7.7
Mortgage loans, net	5.78	190.2	6.12	172.0	6.40	133.3
Policy loans	5.70	3.7	5.68	3.9	4.86	3.4
Investments in limited partnerships:
Private equity and hedge funds	16.72	4.0	9.42	2.3	15.21	4.4
Tax credit investments (2)	*	(20.5)	*	(21.5)	*	(14.1)
Other income producing assets (3)	2.56	6.8	2.51	7.5	1.95	6.3
Gross investment income before investment expenses	5.06	1,315.6	5.19	1,303.2	5.41	1,296.3
Investment expenses	(0.12)	(30.6)	(0.11)	(28.0)	(0.11)	(25.4)
Net investment income	4.94%	$1,285.0	5.08%	$1,275.2	5.30%	$1,270.9
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $23.5, $17.0 and $6.2 for the years ended December 31, 2013, 2012 and 2011, respectively. For further discussion, see - “Investments in Limited Partnerships - Tax Credit Investments.”

(3)	Other income producing assets includes other invested assets, short-term investments and cash and cash equivalents.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For the year ended December 31, 2013, net investment income increased slightly compared to the same period in 2012, driven by an increase in prepayment income and an increase in average invested assets, partially offset by lower portfolio yields. We continue to experience prepayment activity and receive prepayment-related income, which has mainly affected our fixed maturities. Prepayment-related activities generated income of $50.0, or 19 bps of yield, in the year ended December 31, 2013, compared to $24.7, or 10 bps of yield, in the same period in 2012. These prepayment-related activities were on securities with an amortized cost of $537.9 and $256.0 for the year ended December 31, 2013 and 2012, respectively. Prepayment-related income includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads. We believe investment income in 2013 has been impacted by reinvesting prepayment proceeds in 2012 at lower rates.
Although prepayment-related income increased overall yields in the periods received, this increase was partially offset by lower investment yields as a result of the interest rate environment. Excluding the impacts from prepayment-related income, yields on our entire investment portfolio decreased to 4.75% for the year ended December 31, 2013 from 4.98% for the same period in 2012. In an attempt to mitigate this impact, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We also strategically increased our investment in high-quality foreign corporate securities with a focus on investment grade securities which is discussed further in “– Exposure to European Fixed Maturity Securities.”
We focus on originating loans at a consistent spread to comparable U.S. Treasuries. For the year ended December 31, 2013, we originated loans at a spread over U.S. Treasuries of approximately 290 bps, compared with an approximate 345 bps spread over U.S. Treasuries for the year ended December 31, 2012. Spreads to U.S. Treasuries have tightened throughout 2013, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates were low throughout 2012 and 2013, which has led to a decline in our overall mortgage loan portfolio yield.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
For the year ended December 31, 2012, net investment income was essentially flat compared to 2011. This was driven by an increase in invested assets on sales of fixed annuities, partially offset by a decrease in the total net investment yield, which decreased to 5.08% in 2012 from 5.30% in 2011. The reduction reflected the prolonged low interest rate environment, as yields on fixed maturity purchases in the year ended December 31, 2012 were approximately 275 bps lower than the average yield on existing fixed maturity investments. Yields on fixed maturity purchases in the year ended December 31, 2011 were approximately 198 bps lower than the average yield on existing investments in 2011.
In an attempt to mitigate the effects of the low interest rate environment, we continued to increase our underwriting of commercial mortgage loans. For the year ended December 31, 2012, we originated loans at a spread over U.S. Treasuries of approximately 345 bps, compared with an approximate 325 bps spread over U.S. Treasuries for 2011. In addition, we received prepayment-related income that generated approximately 10 bps of yield in both 2012 and 2011.
Net Realized Investment Gains (Losses)
The following table sets forth the detail of our net realized investment gains (losses) before taxes:

	For the Years Ended December 31,
	2013	2012	2011
Gross realized gains on sales of fixed maturities	$11.7	$54.3	$38.9
Gross realized losses on sales of fixed maturities	(20.0)	(27.0)	(8.1)
Impairments:
Total credit-related	(5.6)	(12.1)	(5.5)
Intent to sell	(12.7)	(16.9)	(8.6)
Total impairments	(18.3)	(29.0)	(14.1)
Net gains (losses) on trading securities	66.0	36.7	(9.1)
Net realized gains (losses) related to FIA:
Certain realized investment gains (losses) (1)	5.1	0.1	(1.4)
Fair value changes – embedded derivative and related options (2)	(6.7)	(0.9)	—
Other net investment gains (losses) (3):
Other gross gains	21.5	16.9	27.0
Other gross losses	(23.7)	(20.0)	(26.0)
Net realized investment gains (losses)	$35.6	$31.1	$7.2
____________________

(1)
Represents the change in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s, which has an account value of $37.0. This change in fair value is included in pre-tax adjusted operating income.

(2)
Represents the changes in fair value of embedded derivative liabilities associated with our FIA product launched in 2011, netted with changes in fair value of index options purchased to economically hedge this business.

(3)
This primarily consists of changes in fair value of convertible bonds, gains (losses) on calls and redemptions, impairments of tax credit investments, the impact of net realized investment gains (losses) on DAC and DSI and changes in fair value of derivatives not related to FIA.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For the year ended December 31, 2013, our portfolio produced net realized gains of $35.6, as compared to gains of $31.1 for the same period in 2012. The increase in net realized gains was driven by improved results on our equity investments and lower impairments. This was partially offset by net losses on sales of fixed maturities during the year ended December 31, 2013 compared to net gains on sales of fixed maturities during the year ended December 31, 2012. During 2013, we purchased U.S. Treasury securities for cash management purposes, which declined in value due to changes in interest rates. As a result, we recorded net losses on sales of these securities, which are included in our net realized losses on sales of fixed maturities during the year ended December 31, 2013. During 2012 we realized net gains related to the strategic sale of lower-yielding RMBS.
For the year ended December 31, 2013, our equity portfolio produced net realized gains of $66.0, compared to gains of $36.7 for the same period in 2012. For further discussion, see “– Return on Equity Investments.”

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
Impairments
We regularly monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying consolidated financial statements. Impairments for the years ended December 31, 2013 and 2012 were $18.3 and $29.0, respectively, driven by reductions in both credit-related impairments and write-downs of securities we intend to sell. Credit impairments for the year ended December 31, 2012 were higher than in 2013 due to three large impairments. For those issuers for which we recorded a credit-related impairment during 2013, we had remaining holdings with an amortized cost of $38.4 and a fair value of $37.7 as of December 31, 2013. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.
Impairments for the years ended December 31, 2012 and 2011 were $29.0 and $14.1, respectively. The increase in impairments was driven by $12.4 in write-downs of two underwater securities in 2012 that we had the intent to sell. Credit-related impairments also increased over 2011, driven by a $6.9 impairment of one holding in the utilities sector in 2012.
As of December 31, 2013 and 2012, 36.8% and 61.0%, respectively, of the gross unrealized losses on our investment portfolio, after the recognition of OTTI, related to securities due after ten years, which we consider to be longer duration assets. The fair value of these securities fluctuate more significantly with changes in interest rates and credit spreads, and we believe they will recover over time as the factors that caused the declines improve. Refer to Note 4 to the accompanying consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of December 31, 2013.

Fixed Maturity Securities
Fixed maturities represented approximately 84% and 85% of invested assets as of December 31, 2013 and 2012, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small amount of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of December 31, 2013 and 2012, privately placed fixed maturities represented 2.8% and 3.5%, respectively, of our total fixed maturity portfolio at fair value.
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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value, that each designation comprises:

	As of December 31, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$12,723.7	$13,403.1	57.4%	$12,193.2	$13,748.9	58.5%
2 BBB	8,307.9	8,667.1	37.1	7,638.9	8,490.9	36.1
Total investment grade	21,031.6	22,070.2	94.5	19,832.1	22,239.8	94.6
3 BB	639.1	666.6	2.9	644.6	683.7	2.9
4 B	496.3	515.8	2.2	475.5	488.4	2.1
5 CCC & lower	76.8	78.3	0.4	88.0	83.0	0.3
6 In or near default	17.5	6.8	—	33.2	24.1	0.1
Total below investment grade	1,229.7	1,267.5	5.5	1,241.3	1,279.2	5.4
Total	$22,261.3	$23,337.7	100.0%	$21,073.4	$23,519.0	100.0%
Below investment grade securities comprised 5.5% and 5.4% of our fixed maturities portfolio as of December 31, 2013 and 2012, respectively. As of December 31, 2013, our NAIC 5 and 6 designated securities had gross unrealized losses of $13.8. Our analysis of these securities, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$2,110.0	$98.7	$(24.0)	$2,184.7	9.4%	$—
Consumer staples	2,532.0	175.5	(26.0)	2,681.5	11.5	—
Energy	1,150.1	88.6	(6.4)	1,232.3	5.3	—
Financial	1,738.3	110.0	(29.1)	1,819.2	7.8	—
Health care	1,634.0	102.0	(28.2)	1,707.8	7.3	(1.9)
Industrial	3,040.5	224.7	(28.0)	3,237.2	13.9	(0.9)
Information technology	343.4	28.0	(3.9)	367.5	1.6	—
Materials	1,332.8	84.4	(19.2)	1,398.0	6.0	(11.2)
Telecommunication services	772.0	41.5	(7.0)	806.5	3.5	(0.8)
Utilities	1,817.8	130.4	(30.5)	1,917.7	8.2	(0.1)
Total corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	74.5	(14.9)
U.S. government and agencies	348.5	2.1	(6.2)	344.4	1.5	—
State and political subdivisions	748.2	17.6	(14.3)	751.5	3.2	—
Residential mortgage-backed securities:
Agency	2,388.8	104.9	(36.3)	2,457.4	10.5	—
Non-agency:
Prime	222.2	6.9	(1.0)	228.1	1.0	(6.2)
Alt-A	67.3	3.3	(0.1)	70.5	0.3	(0.6)
Total residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	11.8	(6.8)
Commercial mortgage-backed securities:
Agency	247.7	10.5	(0.4)	257.8	1.1	—
Non-agency	1,188.3	84.2	(11.9)	1,260.6	5.4	—
Commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	6.5	—
Other debt obligations	579.4	39.3	(3.7)	615.0	2.5	—
Total	$22,261.3	$1,352.6	$(276.2)	$23,337.7	100.0%	$(21.7)

	As of December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$1,916.7	$199.2	$(2.2)	$2,113.7	8.9%	$(0.7)
Consumer staples	2,449.1	337.9	(1.9)	2,785.1	11.9	—
Energy	841.4	119.3	(0.9)	959.8	4.1	—
Financial	1,729.4	168.2	(24.3)	1,873.3	8.0	(0.7)
Health care	1,362.0	191.7	(0.4)	1,553.3	6.6	(1.7)
Industrial	2,910.3	416.8	(2.3)	3,324.8	14.1	(1.1)
Information technology	334.1	50.9	(0.3)	384.7	1.6	—
Materials	1,343.1	144.5	(7.4)	1,480.2	6.3	(12.5)
Telecommunication services	720.4	84.9	(0.5)	804.8	3.4	(0.8)
Utilities	1,673.9	259.2	(11.2)	1,921.9	8.2	(0.9)
Total corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	73.1	(18.4)
U.S. government and agencies	307.6	4.8	(0.9)	311.5	1.3	(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	3.3	(0.1)
Residential mortgage-backed securities:
Agency	2,449.0	239.8	(0.5)	2,688.3	11.4	—
Non-agency:
Prime	227.8	10.8	(0.9)	237.7	1.0	(7.6)
Alt-A	78.7	3.5	(0.4)	81.8	0.4	(2.6)
Total residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	12.8	(10.2)
Commercial mortgage-backed securities:
Agency	355.9	21.9	(0.5)	377.3	1.6	—
Non-agency	1,182.3	148.5	(0.4)	1,330.4	5.7	(1.3)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	7.3	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	2.2	—
Total	$21,073.4	$2,502.3	$(56.7)	$23,519.0	100.0%	$(30.1)
Our fixed maturities holdings are diversified by industry and issuer, and the portfolio does not have significant exposure to any single issuer. As of December 31, 2013 and 2012, the fair value of our ten largest issuers of corporate securities was $1,373.5 and $1,555.0, or 7.9% and 9.0%, respectively, of total corporate securities. The fair value of our largest exposure to a single issuer of corporate securities was $152.1, or 0.9% of total corporate securities, as of December 31, 2013. All of the securities related to this issuer have an NAIC rating of 2. As of December 31, 2012, the fair value of our largest exposure to a single issuer of corporate securities was $240.6, or 1.4% of total corporate securities, all of which had an NAIC rating of 1.
As of December 31, 2013, there was $276.2 of gross unrealized losses in our portfolio, compared to $56.7 as of December 31, 2012. Gross unrealized gains also decreased by $1,149.7, to $1,352.6 as of December 31, 2013 from $2,502.3 as of December 31, 2012. These changes were primarily due to gradually rising interest rates in 2013. The benchmark 10-year U.S. Treasury rate increased from 1.78% as of December 31, 2012 to 3.04% as of December 31, 2013. If interest rates continue to increase, we would expect continued reductions in net unrealized gains for our portfolio.
As of December 31, 2013 and 2012, the fair value of our state and political subdivision securities included $34.2 and $35.1 of municipal general obligation bonds and $717.3 and $741.4 of municipal revenue bonds, respectively. We have municipal holdings of $5.4 in Illinois as of both December 31, 2013 and 2012, and no exposure to holdings in Michigan or Puerto Rico.

Exposure to European Fixed Maturities
The following tables summarize our exposure to European fixed maturity holdings separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars. As of December 31, 2013 and 2012, we held $530.6 and $156.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities with a focus on investment grade securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.

	As of December 31, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$97.4	$706.7	$804.1	38.2%	$783.2
Netherlands	—	—	608.7	608.7	28.9	593.0
France	—	18.5	213.6	232.1	11.0	231.8
Luxembourg	—	—	229.7	229.7	10.9	226.9
Switzerland	—	94.8	—	94.8	4.5	99.4
Other	0.6	—	134.4	135.0	6.5	136.6
Total	$0.6	$210.7	$1,893.1	$2,104.4	100.0%	$2,070.9

	As of December 31, 2012
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$48.3	$543.3	$591.6	35.9%	$523.5
Netherlands	—	—	563.9	563.9	34.2	518.0
France	—	19.1	116.9	136.0	8.2	127.6
Luxembourg	—	—	116.5	116.5	7.1	103.7
Switzerland	—	111.5	—	111.5	6.8	101.3
Other	0.7	12.2	117.0	129.9	7.8	120.4
Total	$0.7	$191.1	$1,457.6	$1,649.4	100.0%	$1,494.5
As of December 31, 2013 and 2012, the fair value of our exposure to European fixed maturities was 9.0% and 7.0%, respectively, of our total fixed maturities portfolio. Our gross unrealized losses on these securities increased to $33.0 as of December 31, 2013, compared to $4.1 as of 2012, primarily due to rising interest rates. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $37.6 and $18.8 as of December 31, 2013 and 2012, respectively. We have no exposure to any issuers in Greece, Hungary, Cyprus or Slovenia.
The fair value of our ten largest European security holdings was $973.9, or 4.2% of the fixed maturities portfolio as of December 31, 2013, and $920.7, or 3.9% as of 2012. All of the issuers of our ten largest European security holdings had an S&P rating above BBB+ and a Moody's rating above Baa1. The fair value of our largest single European issuer exposure was $150.6, or 0.6%, and $125.0, or 0.5%, of the portfolio as of December 31, 2013 and 2012, respectively, and had an S&P rating of BBB+ and a Moody's rating of Baa1.
Mortgage-Backed Securities
As of December 31, 2013, our fixed maturity securities portfolio included $4.27 billion of residential and commercial mortgage-backed securities at fair value. The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since shown signs of improvement. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak.
Our mortgage-backed securities are primarily agency securities, which account for 63.5% of the portfolio. Additionally, 28.6% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.

Our mortgage-backed securities may have prepayment options. Accounting standards require us to make estimates regarding prepayments when recognizing interest income on these securities. Prepayments that vary from our estimates in amount or timing cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. These adjustments, which relate primarily to RMBS, are recorded in net investment income in our results of operations and create volatility between periods.
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles. Subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of December 31, 2013 or 2012.
As of December 31, 2013, our Alt-A portfolio was collateralized with 94.3% fixed rate mortgages and 5.7% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.
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

	As of December 31, 2013
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2012
Vintage:
2009-2013	$41.5	$—	$—	$—	$—	$41.5	$—
2006-2008	—	—	—	—	70.7	70.7	91.2
2005 and prior	1.4	24.4	29.3	31.2	91.0	177.3	215.3
Total amortized cost	$42.9	$24.4	$29.3	$31.2	$161.7	$289.5	$306.5
Net unrealized gains (losses)	(0.4)	1.3	0.5	1.3	6.4	9.1	13.0
Total fair value	$42.5	$25.7	$29.8	$32.5	$168.1	$298.6	$319.5
As of December 31, 2013, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 12.9%, 7.6% and 8.8%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe that our credit enhancement will help mitigate our exposure to losses on these securities.
As of December 31, 2013 and 2012, 59.8% and 63.4%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of December 31, 2013
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2013	$1,130.1	$12.5	$1,142.6	$34.0	$(14.1)	4.2%
2006-2008	3.2	0.2	3.4	0.2	—	6.0
2005 and prior	408.3	46.2	454.5	11.1	(3.1)	6.2
Total Agency CMO	$1,541.6	$58.9	$1,600.5	$45.3	$(17.2)	4.7%
Passthrough:
2009-2013	$771.7	$2.7	$774.4	$1.5	$(27.5)	4.9%
2006-2008	36.3	3.4	39.7	0.1	(0.7)	6.4
2005 and prior	39.2	3.6	42.8	0.7	(0.3)	5.8
Total Agency Passthrough	847.2	9.7	856.9	2.3	(28.5)	5.0
Total Agency RMBS	$2,388.8	$68.6	$2,457.4	$47.6	$(45.7)	4.8%
Non-Agency:
2009-2013	$41.5	$(0.2)	$41.3	$1.7	$—	4.3%
2006-2008	70.7	4.1	74.8	10.7	(0.3)	5.7
2005 and prior	177.3	5.2	182.5	5.5	(0.2)	5.7
Total Non-Agency RMBS	289.5	9.1	298.6	17.9	(0.5)	5.5
Total RMBS	$2,678.3	$77.7	$2,756.0	$65.5	$(46.2)	4.9%
As of December 31, 2013, our RMBS had total gross unamortized discount and premium of $65.5 and $46.2, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, may create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.
There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio, such as the Home Affordable Refinance Program that was extended to 2015. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 13 securities having a fair value of $318.3 and an amortized cost of $285.7 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of December 31, 2013
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2012
Vintage:
2009-2013	$445.7	$—	$—	$—	$—	$445.7	$252.9
2006-2008	514.4	19.0	—	—	11.7	545.1	627.2
2005 and prior	196.7	0.6	0.2	—	—	197.5	302.2
Total amortized cost	$1,156.8	$19.6	$0.2	$—	$11.7	$1,188.3	$1,182.3
Net unrealized gains (losses)	69.6	2.7	—	—	—	72.3	148.1
Total fair value	$1,226.4	$22.3	$0.2	$—	$11.7	$1,260.6	$1,330.4

As of December 31, 2013, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.6% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of December 31, 2013, our CMBS had total gross unamortized discount and premium of $18.7 and $16.0, respectively.
The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, was 32.1% as of December 31, 2013. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.
Return on Equity Investments
Our equity investments consist primarily of publicly traded common stock. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. The majority of these securities are included in trading marketable equity securities on our consolidated balance sheets and are recorded at fair value, with changes in fair value recorded in net realized investment gains (losses). In the latter half of 2013, we began classifying purchases of common stock securities as available-for-sale securities. Available-for-sale securities are carried at fair value on our consolidated balance sheets, with changes in fair value recorded in other comprehensive income. We expect to continue to designate purchases of common stock securities as available-for-sale.

The following table compares our total gross return on our common stock to the S&P 500. The gross return includes both the impact of changes in fair value and dividend income.

	For the Years Ended December 31,
	2013	2012	2011
Common stock	27.2%	7.9%	(0.7)%
S&P 500 Total Return Index	32.4	16.0	2.1
A portion of our equity investments are in real estate-related investments to enhance the funding of the long duration liabilities in our Income Annuities segment. These primarily consist of investments in real-estate investment trusts (REITs), which are included in trading marketable equity securities on our consolidated balance sheets.
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
The following table presents information about the composition of our mortgage loan portfolio:

	As of December 31, 2013	As of December 31, 2012
Average loan balance	$2.5	$2.5
Largest loan balance	15.8	12.9
Weighted average LTV ratio	54.7%	55.8%
Weighted average DSCR	1.81	1.78
As of December 31, 2013 and 2012, 71.6% and 70.5%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $697.4 of mortgage loans during the year ended December 31, 2013, and expect to continue similar originations during 2014.

We believe we have maintained our disciplined underwriting approach as we increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Weighted average LTV ratio of loans originated	53.3%	54.2%
Maximum LTV ratio of loans originated	74.0	75.1
Weighted average DSCR of loans originated	1.79	1.89
Minimum DSCR of loans originated	0.97	1.04
Weighted average spread over U.S. Treasuries of loans originated	2.90%	3.45%

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.
Credit Quality
We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in evaluation of our allowance for mortgage loan losses. For more information and further discussion of the allowance for mortgage loan losses, see Note 5 to our consolidated financial statements. As of December 31, 2013, no loans were considered nonperforming.
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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,228.2	34.6%	$1,007.0	32.5%
51% - 60%	1,120.5	31.6	908.2	29.3
61% - 70%	890.5	25.1	844.7	27.2
71% - 75%	91.9	2.6	167.9	5.4
76% - 80%	82.0	2.3	63.8	2.1
81% - 100%	107.5	3.0	78.7	2.5
> 100%	26.3	0.8	30.9	1.0
Total	$3,546.9	100.0%	$3,101.2	100.0%

The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of December 31, 2013			As of December 31, 2012
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2013	$728.7	20.6%	53.3%
2012	795.5	22.4	57.5	$841.3	27.1%	54.2%
2011	881.2	24.9	57.9	936.7	30.3	59.3
2010	499.0	14.1	50.8	534.4	17.2	54.4
2009 and prior	642.5	18.0	51.5	788.8	25.4	54.4
Total	$3,546.9	100.0%	54.7%	$3,101.2	100.0%	55.8%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,072.4	58.4%	$1,763.3	56.9%
1.40 - 1.59	675.6	19.0	608.9	19.6
1.20 - 1.39	471.5	13.3	405.4	13.1
1.00 - 1.19	212.1	6.0	213.0	6.9
0.85 - 0.99	56.5	1.6	32.2	1.0
< 0.85	58.8	1.7	78.4	2.5
Total	$3,546.9	100.0%	$3,101.2	100.0%
As of December 31, 2013, loans with an aggregate carrying value of $115.3 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.8 with a weighted average LTV of 76.6%.
Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,042.1	29.4%	$881.4	28.4%
Texas	411.8	11.6	349.8	11.3
Washington	319.4	9.0	310.0	10.0
Illinois	153.9	4.3	138.6	4.5
Florida	132.3	3.7	142.0	4.6
Ohio	123.0	3.5	89.8	2.9
Oregon	116.2	3.3	105.4	3.4
Other	1,248.2	35.2	1,084.2	34.9
Total	$3,546.9	100.0%	$3,101.2	100.0%

The following table sets forth our investments in mortgage loans by property type:

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,758.6	49.6%	$1,526.6	49.3%
Office buildings	836.5	23.6	753.1	24.3
Industrial	610.3	17.2	568.0	18.2
Multi-family	172.4	4.9	133.0	4.3
Other	169.1	4.7	120.5	3.9
Total	$3,546.9	100.0%	$3,101.2	100.0%

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date as of December 31, 2013:

	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$6.0	0.2%
Due after one year through five years	374.5	10.6
Due after five years through ten years	1,537.8	43.4
Due after ten years	1,628.6	45.8
Total	$3,546.9	100.0%
Prior to their contractual maturity, some of our mortgage loans have one or more specified rate resetting windows during which the loan typically can be prepaid without a fee. During these windows, we expect that a portion of these loans will either be reset or refinanced at market terms, given the current interest rate environment. These loan features are considered in our asset-liability management, and we align our expected mortgage loan cash inflows and duration with the amount and timing of liability cash outflows. Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the vast majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate such prepayments.
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. Although these investments decrease our net investment income on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. As of December 31, 2013 and 2012, our tax credit investments had a carrying value of $265.1 and $210.7, respectively. We expect to increase our investments in these partnerships in 2014.
The following table sets forth the impact of these investments on net income:

	For the Years Ended December 31,
	2013	2012	2011
Amortization related to tax credit investments, net of taxes	$(13.3)	$(13.9)	$(9.2)
Realized losses related to tax credit investments, net of taxes	(4.4)	(2.6)	(2.0)
Tax credits	41.2	33.5	17.4
Impact to net income	$23.5	$17.0	$6.2

The following table provides the future estimated impact to net income:

Impact to Net
Income
2014	$42.8
2015	30.3
2016	22.4
2017 and beyond	14.7
Estimated impact to net income	$110.2

The majority of our investments in limited partnerships relate to affordable housing. The tax credits from these partnerships are generally delivered in the first 10 years of the investment, with the largest portions provided in the middle years. We amortize these investments over the period during which partnership losses are expected to be recognized. The amortization schedule for each investment is updated periodically as new information related to the amount and timing of losses is received. Other tax credit investments generally provide benefits during the first year of the investment. We continue to evaluate opportunities for these investments.
Liquidity and Capital Resources
Symetra conducts its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal source of cash to pay dividends to stockholders, fund the stock repurchase program and meet its obligations, including payments of principal and interest on notes payable.
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of December 31, 2013 we had $23.37 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•	We continued to generate strong cash flows from operations, which were $1,019.6 for 2013, $1,011.2 for 2012 and $987.5 for 2011.

•	We ended the year with positive net cash flows of $405.0 on deferred annuities, as deposits increased from strong sales in 2013.

•
While certain policy lapses and surrenders occur in the normal course of business, the current interest rate environment generally has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek a higher return on their funds. As interest rates rise, we may experience an increase in lapses.

•	As of December 31, 2013, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•
As of December 31, 2013 our primary life insurance company subsidiary, Symetra Life Insurance Company, had a risk-based capital ratio of 461%. This provides adequate capital levels for growth of our business.

During the second half of 2013, we completed our cash flow testing to assess statutory reserve adequacy. As a result of our analysis and to address risks related to low interest rates, we increased our cash flow testing reserve by $32.0 to a total of $57.0 as of December 31, 2013. The risk is mainly related to our structured settlement annuity and BOLI blocks of business, which represent long-duration liabilities that are interest rate sensitive. The testing was run over a set of deterministic and stochastic interest rate scenarios, and we believe that the statutory reserves are adequate under a set of moderately adverse scenarios. This $32.0 increase in statutory reserves decreased statutory capital by $20.8 and reduced our risk-based capital ratio by approximately four points. The cash flow testing statutory reserve does not impact our consolidated GAAP financial statements.
Historically, we have paid quarterly cash dividends to holders of our common stock and outstanding warrants. During 2013, we declared and paid a cash dividends of $0.34 per common share, which included payments to holders of outstanding warrants prior to their net-share settlement. On June 20, 2013, we issued 5,297,758 common shares to net-share settle all of the outstanding warrants. We intend to continue to pay quarterly cash dividends to our stockholders, and the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

In February 2013, we began a stock repurchase program, authorized for up to 10,000,000 shares of Symetra’s outstanding common stock. In May 2013, the authorization was increased to 16,000,000 shares. As of December 31, 2013, we had repurchased 6,952,266 shares for a total of $93.4. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries. Refer to Item 5 – “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information about the repurchase program.
Liquidity Requirements and Sources of Liquidity
The liquidity requirements of Symetra’s insurance company subsidiaries principally relate to the liabilities associated with their insurance and investment products, operating costs and expenses, the payment of dividends to the holding company, and payment of income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy and contract surrenders and withdrawals and policy loans. Historically, Symetra’s insurance company subsidiaries have used cash flows from operations, cash flows from invested assets and sales of investment securities to fund their liquidity requirements.

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

	As of December 31, 2013		As of December 31, 2012
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,514.3	26.1%	$6,585.8	28.2%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	5,473.4	21.9	6,076.6	26.0
Surrender charges of 3 to 5%	2,080.4	8.3	1,369.3	5.9
MVA and surrender charges of 5% or higher (2)	1,514.7	6.1	340.8	1.4
5 year payout provision or MVA (3)	300.4	1.2	313.3	1.3
BOLI (4)	4,892.8	19.6	4,748.3	20.3
Universal life	293.1	1.2	285.3	1.2
Total somewhat liquid	14,554.8	58.3%	13,133.6	56.1
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	2,801.2	11.2%	2,642.8	11.3
Surrender charges less than 3%	321.4	1.3%	249.6	1.1
Universal life	450.4	1.8	447.7	1.9
Total liquid	3,573.0	14.3%	3,340.1	14.3
Other
Other (net of reinsurance) (6)	327.1	1.3	330.4	1.4
Total (7)	$24,969.2	100.0%	$23,389.9	100.0%
___________________

The liabilities presented above have been aggregated based on contractual surrender charge schedules without adjustment for free partial withdrawals and guaranteed return of premium provisions, if applicable. The following footnotes may also be useful in evaluating the withdrawal characteristics of our liabilities:

(1)
The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades. Certain single premium immediate annuity contracts contain a liquidity feature that permits contract owners to make partial withdrawals once every 36 months within the life expectancy period. The withdrawals are based on prevailing market rates which limits our exposure to liquidity and interest rate risk.

(2)	The MVA adjusts the value of the contract at surrender based on current interest rates, subject to a guaranteed minimum account value specified in the contract.

(3)
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

(5)
Approximately half of the account value has been with us for many years, due to guaranteed minimum interest rates of 4.0 – 4.5% that are significantly higher than those currently offered on new business. Given the current interest rate environment, we do not expect significant changes in the persistency of this business.

(6)
Other represents the sum of the following: (a) our term life insurance policyholder liabilities, net of reinsurance recoverables. There is no surrender value related to these contracts; (b) incurred but not reported claim liabilities mainly related to our medical stop-loss business. The precise timing and amount of payment is unknown; and (c) reported claim liabilities for BOLI, term life insurance, medical stop-loss and group life policies.

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $231.5 and $231.4 as of December 31, 2013 and 2012, respectively.

We are seeing an increase in our somewhat liquid liabilities, primarily as a result of strong sales of our deferred FIA product during 2013.
Liquid Assets
Symetra’s insurance company subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, mortgage loans and marketable equity securities. Shorter-term liabilities are matched with fixed maturities that have short- and medium-terms. In addition, our insurance company subsidiaries hold sufficient levels of highly liquid, high quality assets to fund anticipated operating expenses, surrenders and withdrawals.
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of December 31, 2013 and 2012, our insurance company subsidiaries had liquid assets of $23.17 billion and $23.29 billion, respectively, and Symetra had liquid assets of $162.6 and $77.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $76.6 and $136.7 as of December 31, 2013 and 2012, respectively.
We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy our liquidity requirements, including under foreseeable stress scenarios.
Considering the size and liquidity profile of our investment portfolio, we believe that we have appropriately mitigated the risk of policyholder behavior varying from our projections. Our asset/liability management process takes into account the expected cash flows on investments and expected policyholder payments as well as the specific nature and risk profile of the liabilities.
Capitalization
Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of December 31,
	2013	2012
Notes payable	$449.5	$449.4
Stockholders’ equity	2,941.9	3,630.1
Total capital	$3,391.4	$4,079.5
Our capitalization decreased $688.1 from the prior year due to lower stockholders' equity primarily from decreased AOCI and our stock repurchase program, partially offset by increased net income. Our balance of AOCI in stockholders' equity decreased by $777.6, primarily driven by a reduction in net unrealized gains on available-for-sale securities due to increases in interest rates during the year. We believe our capital level provides us flexibility to execute our capital management strategies, which are focused on organic growth. We also may pursue acquisition opportunities and continue prudent capital actions, including our stock repurchase program.

Debt
The following table summarizes our debt instruments:

		Maximum Amount Available		Amount Outstanding
	Maturity Date	As of December 31,		As of December 31,
		2013	2012	2013	2012
Description:
Senior notes payable	4/1/2016	$300.0	$300.0	$300.0	$300.0
Capital Efficient Notes (CENts)	10/15/2067	150.0	150.0	150.0	150.0
Revolving credit facility — JPMorgan Chase Bank, N.A.	12/14/2015	300.0	300.0	—	—
Total notes payable and revolving credit facility		$750.0	$750.0	$450.0	$450.0
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
Capital Efficient Notes Due 2067
On October 10, 2007, we issued $150.0 aggregate principal amount CENts with a scheduled maturity date of October 15, 2037 and, subject to certain limitations, with a final maturity date of October 15, 2067. We issued the CENts at a discount yielding $149.8. For the initial ten-year period following the original issuance date, to but not including October 15, 2017, the CENts carry a fixed interest rate of 8.300% payable semi-annually. From October 15, 2017 until the final maturity date of October 15, 2067, interest on the CENts will accrue at a variable annual rate equal to the three-month LIBOR plus 4.177%, payable quarterly. In connection with the offering of the CENts, we entered into a replacement capital covenant for the benefit of the holders of the senior notes, which may limit our ability to redeem or repay the CENts. The CENts do not contain any other significant restrictions or covenants.
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
For further description and additional terms of our debt facilities, see Note 12 to the consolidated financial statements.
Dividends and Regulatory Requirements
The payment of dividends and other distributions to Symetra by its insurance company subsidiaries is controlled by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. During the years ended December 31, 2013, 2012 and 2011, Symetra received dividends of $195.0, $80.0, and $52.0, respectively, from its insurance company subsidiaries. In January 2014, Symetra received a $45.0 dividend that was declared in December 2013. Based on our statutory results, as of December 31, 2013, Symetra’s insurance company subsidiaries may pay it dividends of up to $187.0 during 2014 without needing to obtain regulatory approval.
We declared and paid a quarterly dividend of $0.08 per common share, including outstanding warrants, during the first and second quarters of 2013 and $0.09 per common share during the third and fourth quarters of 2013 for a total payout of $43.2.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Years Ended December 31,
	2013	2012	2011
Net cash flows provided by (used in) operating activities	$1,019.6	$1,011.2	$987.5
Net cash flows provided by (used in) investing activities	(1,671.0)	(869.3)	(1,647.9)
Net cash flows provided by (used in) financing activities	596.6	(253.4)	628.1
Operating Activities
Cash flows from our operating activities are primarily driven by the amount and timing of cash received for income on our investments, including dividends and interest, and premiums on our group insurance and term life insurance products, as well as the amount and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:

•
Years Ended December 31, 2013 compared with 2012. Net cash provided by operating activities for the year ended December 31, 2013 increased $8.4 over the same period in 2012. This increase was primarily the result of timing differences in the settlement of federal income tax liabilities, and higher net investment income, including bond make-whole premiums from asset prepayments. The increased cash inflows were partially offset by higher commission and distribution-related payments associated with the strong fixed deferred annuity sales.

•
Years Ended December 31, 2012 compared with 2011. Net cash provided by operating activities for 2012 increased $23.7 over the same period in 2011. This was primarily the result of the increase in premiums from our growing book of medical stop-loss business outpacing the increase in medical stop-loss paid claims, an increase in net investment income driven by higher average assets and a lower commission expense due to lower sales of fixed annuities. The increase was partially offset by higher operating expenses related to our strategic growth initiatives.

Investing Activities
Cash flows from our investing activities are primarily driven by the amount and timing of cash received from maturities and calls of fixed maturity securities, sales of investments and maturities of mortgage loans, as well as the amount and timing of cash disbursed for purchases of investments and funding of mortgage loan originations. Generally, the amount and timing of our purchases of investments correlate to sales of annuity and life insurance policies, which are recorded as cash inflows from financing activities. The amount and timing of cash inflows from investments generally correlate to amounts needed to fund policyholder obligations. The following discussion highlights key drivers in the level of cash flows used in our investing activities:

•
Years Ended December 31, 2013 compared with 2012. Net cash used in investing activities for the year ended December 31, 2013 increased $801.7 over the same period in 2012. This was primarily the result of an increase in purchases of fixed maturities as a result of increased FIA deposits referred to below in "— Financing Activities," partially offset by higher sales of equity securities due to the liquidation of our mutual funds and lower mortgage loan originations.

•
Years Ended December 31, 2012 compared with 2011. Net cash used in investing activities decreased $778.6 compared to 2011. This decrease was primarily the result of higher sales of fixed maturities, related to active management of our portfolio to increase investment yields, and lower originations of mortgage loans.

Financing Activities
Cash flows from our financing activities are primarily driven by the amount and timing of cash received from deposits into certain life insurance and annuity policies, as well as the amount and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, dividend distributions to our common stockholders and stock repurchase activity. The following discussion highlights key drivers in the level of cash flows from our financing activities:

•
Years Ended December 31, 2013 compared with 2012. Net cash provided by financing activities for the year ended December 31, 2013 was $596.6, in comparison to cash used in financing activities of $253.4 during the same period in 2012. This change was driven by higher policyholder deposits, mainly from higher FIA sales, offset by shares repurchased as part of the Company’s common stock repurchase program.

•
Years Ended December 31, 2012 compared with 2011. Net cash used in financing activities for 2012 was $253.4, in comparison to cash provided by financing activities of $628.1 in 2011. This change was primarily driven by lower policyholder deposits, mainly related to fixed annuities. In addition, there were higher deferred annuity policyholder withdrawals in 2012 compared to 2011 as policies move out of the surrender charge period.

Contractual Obligations and Commitments
We enter into obligations with third parties in the ordinary course of our operations. The estimated cash payments related to these obligations as of December 31, 2013 are set forth in the table below. The estimated payments reflected in this table are based on management’s estimates and assumptions, which are necessarily subjective. Actual cash out flows in future periods will vary, possibly materially. Further, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations as the funding of these future cash obligations will be from future cash flows from maturities of invested assets, premiums, deposits, fees and investment income that are not reflected in the table below. In addition, our operations involve significant expenditures that are not based upon commitments, including expenditures for payroll and income taxes.

	Payments Due by Year
	Total	2014	2015-2016	2017-2018	2019 and thereafter

Contractual Obligations:
Insurance obligations (1)	$43,817.5	$2,234.6	$5,163.1	$4,719.4	$31,700.4
Notes payable (2)	450.0	—	300.0	150.0	—
Interest on notes payable	95.8	30.8	52.5	12.5	—
Purchase obligations:
Investments in limited partnerships (3)	63.4	46.5	15.6	1.0	0.3
Servicing fees (4)	6.3	6.3	—	—	—
Operating lease obligations (5)	103.9	6.0	18.1	18.2	61.6
Other (6)	66.7	58.7	7.2	0.8	—
Total	$44,603.6	$2,382.9	$5,556.5	$4,901.9	$31,762.3
_________________

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

(2)
Includes capital efficient notes (CENts), which are redeemable at the Company’s option beginning October 15, 2017, with a final maturity date of October 15, 2067. Since the timing of repayment is at the Company’s option after October 15, 2017, subject to the terms of the replacement capital covenant, the outstanding principal balance of the CENts has been included in payments due 2017-2018. For more information, see Note 12 to the consolidated financial statements.

(3)
We have investments in limited partnership interests related to tax credit investments and private equity partnerships. We will provide capital contributions to our private equity partnerships through 2016 with a remaining committed amount of $14.9 at the discretion of the general partner, subject to certain contribution limits. Since the timing of payment is uncertain, the unfunded amount has been included in the payment due in less than one year. Amounts recorded on the balance sheets are included in “other liabilities.”

(4)
Includes contractual commitments for a service agreement to outsource the majority of our information technology infrastructure. For more information, see Note 14 to the consolidated financial statements.

(5)	Includes minimum rental commitments on leases for office space and certain equipment. For more information, see Note 14 to the consolidated financial statements.

(6)	Primarily comprised of unfunded mortgage loan commitments of $50.5, as of December 31, 2013.
Off-balance Sheet Transactions
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.
We have derivative instruments with off-balance-sheet risks whose notional or contractual amounts exceed their fair value. For further information on our derivative instruments, see Note 4 in the consolidated financial statements. We also have commitments or off-balance sheet arrangements primarily related to unfunded mortgage loans, leases, and our revolving credit facility. For further information on these items, see Notes 14 and 12 in the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Exposures and Risk Management
Market risk is the risk we will incur losses due to fluctuations in the fair value of certain assets and liabilities as a result of adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have exposure to several market risks, including interest rate risk, equity risk, credit risk and foreign currency risk. We enter into market-sensitive instruments primarily for purposes other than trading, namely, to support our insurance liabilities.
The active management of market risk is an integral part of our operations. We use a variety of strategies to manage our overall market risk exposure. We actively manage our existing asset portfolio to balance quality, diversification, asset-liability matching, liquidity concentration and investment return. We also use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased. We use derivatives, such as equity index options and futures, interest rate swaps, foreign currency swaps and foreign currency forwards, to mitigate certain risks. This includes reducing the risk between the timing of receipt of cash and its investment in the market, extending or shortening the asset duration to better align with the duration of the associated liabilities, reducing exposure to foreign currency fluctuations, and reducing our exposure to fluctuations in equity market indexes that underlie some of our products.
While we enter into derivatives to mitigate certain market risks, as a matter of policy, we have not, and do not intend to, engage in derivative market-making, trading or other speculative derivatives activities. Our agreements with derivative counterparties typically require collateral to be posted when a net derivative liability position between us and a particular counterparty reaches certain contractual levels. As a result, we may be required to post collateral due to adverse fluctuations in the fair value of our derivatives and may result in us holding more high quality securities, for example, U.S. Treasuries, to ensure we have sufficient collateral available to post in the event of adverse changes in fair value of our derivative instruments. If we do not have sufficient high quality securities or cash and cash equivalents to provide as collateral, we may need to sell other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income. For further discussion, see Notes 2 and 4 to the consolidated financial statements.
Sensitivity Analyses
We measure market risk related to our market-sensitive financial instruments based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. For each market risk, we discuss potential effects of changes in these items based on so-called “shock-tests,” which model the effects of interest rates, equity market prices and foreign currency exchange rates shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the results of shock tests discussed below may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, equity market prices and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates to the market price and/or cash flow variability on our investment portfolio associated with changes in market interest rates. A gradual increase in market interest rates from current levels would generally be a favorable development for us. In such a scenario, we would expect to earn additional investment income, have increased annuity and life insurance sales, and reduce the potential risk of spread compression due to minimum guaranteed crediting rates. However, if interest rates rise significantly within a short time period, the fair value of fixed income securities would decline and certain interest-sensitive lines of business would be exposed to lapses as policyholders seek higher returns.
One of the measures we use to quantify our exposure to interest rate risk is effective duration. To calculate effective duration, we project asset and liability cash flows. For assets with embedded options (e.g., callable bonds or RMBS), cash flows are projected over multiple stochastic interest rate paths to capture this optionality. These cash flows are discounted to a net present value basis using a spot yield curve. We then re-project the asset and liability cash flows and re-determine the net present value based upon interest rates shifted in parallel from the original spot curve. Duration is calculated as the difference in the net present values of the cash flows per a 100 basis point change in interest rates. Differences in durations between assets and liabilities are managed and kept within acceptable tolerances.

Our investment portfolios primarily consist of investment grade fixed maturities, including public and privately-placed corporate bonds, residential and commercial mortgage-backed securities and commercial mortgage loans. The carrying value of our investment portfolio as of December 31, 2013 and 2012 was $27.90 billion and $27.56 billion, respectively, of which 83.6% in 2013 and 85.4% in 2012 was invested in fixed maturities. The weighted-average effective duration of our fixed maturity portfolio was approximately 5.5 and 5.7 years and as of December 31, 2013 and 2012, respectively.
The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. The fair value of our fixed maturities fluctuates depending on the interest rate environment. Additionally, during periods of declining interest rates, paydowns on the underlying collateral of mortgage-backed securities and collateralized mortgage obligations generally increase and we would generally be unable to reinvest the proceeds of such prepayments at comparable yields. We experienced such an increase in corporate security prepayments during the past two years of low interest rates. This has resulted in the reinvestment of proceeds, which usually includes make-whole fees, at lower yields.
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
We have certain products, such as annuities and universal life insurance, that are sensitive to interest rate fluctuations. Many of these products have minimum guaranteed crediting rates that we are obligated to provide to our contract holders. These guaranteed minimum rates are presented in tabular format in the Retirement and Individual Life division discussions in Item 1 — “Business.”
Use of Derivatives to Manage Interest Rate Risk
While our primary tools for managing interest rate risk are described above, we also make limited use of derivatives to hedge against exposure to changes in interest rates. We use interest rate swaps primarily to convert floating rate hybrid fixed maturities to fixed rate securities to limit exposure to decreases in yield on these securities.
Sensitivity Analysis
One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. We use a fixed-income analytics tool to model and calculate the duration and convexity of our asset portfolio. Under this model, with all other factors constant and assuming no offsetting change in the fair value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our total fixed maturities portfolio to decline by approximately $1.27 billion and $1.34 billion, based on our securities positions as of December 31, 2013 and 2012, respectively. Of this, we estimate our Income Annuities segment’s fixed maturities portfolio, the majority of which are long duration assets, would account for approximately $0.41 billion and $0.49 billion of the decline, based on our positions as of December 31, 2013 and 2012, respectively.
Equity Risk
We are exposed to equity price risk on our common stock and other equity holdings. We are also exposed to equity price risk on our equity indexed products and variable annuities. These products expose us to equity price risk if the performance of the underlying index or separate account investments experience downturns or volatility for an extended period of time.
We offer a FIA product, which provides contract holders with a crediting rate linked to the performance of an existing stock market index (either the S&P 500 or a commodities-based index). We attempt to mitigate the risk in the index-based component of these products through transactions in call options based on the appropriate index.
For our variable annuities, asset fees calculated as a percentage of the separate account assets are a source of revenue to us, and gains and losses in the equity markets generally result in corresponding increases and decreases in our separate account assets and asset fee revenue. We manage equity price risk on investment holdings through industry and issuer diversification and asset allocation techniques.

Use of Derivatives to Manage Equity Risk
We economically hedge our equity indexed product with index options to manage our exposure to changes in indexes related to our FIA block of business, which credit contract holders’ account values based on gains in these indexes.
Sensitivity Analysis
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the equity markets resulting from a hypothetical broad-based decline in equity market prices of 10%. Using this assumption, with all other factors constant, we estimate that such a decline in equity market prices would cause the fair value of our investment portfolio, including our equity options, to decline by approximately $67.1 million and $66.3 million, as of December 31, 2013 and 2012, respectively. Changes in fair value of our equity options may be partially offset by corresponding changes in the value of the embedded derivative related to our FIA product, which represents our obligation to credit interest to policyholders based on changes in the underlying index.
In addition, fluctuations in equity market prices affect our revenues and returns related to our variable products, which depend upon fees that are related primarily to the fair value of the underlying assets.
Credit Risk
Our portfolio of invested assets was $27.90 billion and $27.56 billion as of December 31, 2013 and 2012, respectively. Of this total, $17.35 billion and $17.20 billion consisted of corporate bonds and $3.54 billion and $3.09 billion consisted of mortgage loans on real estate as of December 31, 2013 and 2012, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.
The following table presents the fair value of our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

		As of December 31,
		2013		2012
NAIC:	S&P Equivalent:
1	AAA, AA, A	$13,403.1	57.4%	$13,748.9	58.5%
2	BBB	8,667.1	37.1	8,490.9	36.1
3	BB	666.6	2.9	683.7	2.9
4	B	515.8	2.2	488.4	2.1
5	CCC & lower	78.3	0.4	83.0	0.3
6	In or near default	6.8	—	24.1	0.1
Total		$23,337.7	100.0%	$23,519.0	100.0%
For further discussion, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Note 4 to the consolidated financial statements.
Derivative Counterparty Risk
In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty will fail to perform the terms of the derivative contract. We actively manage this risk by:

•	entering into agreements with new counterparties that are considered acceptable based on our derivative use plan;

•	diversifying our risk across numerous approved counterparties;

•	implementing credit support annex (collateral) agreements ("CSAs") with all of our counterparties to further limit counterparty exposures, which provide for netting of exposures;

•	limiting exposure to counterparties with at least an A- credit rating with S&P or A3 with Moody's at the time of the transaction; and

•	daily monitoring of counterparty exposures and associated collateral levels.
We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further discussion on derivatives and counterparties, see Note 4 to the consolidated financial statements.
Reinsurance Counterparty Risk
We are also exposed to the credit risk related to our reinsurers. When we reinsure, we are still liable to our policyholders regardless of whether we receive reimbursement from our reinsurer. To manage this risk, we monitor our exposure to each of our reinsurers as described in Item 1 — “Business — Reinsurance.” For further discussion, see Item 1A — “Risk Factors” and Note 10 to the consolidated financial statements.
Foreign Currency Risk
Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. The principal currencies that create foreign currency exchange rate risk in our investment portfolio are the Euro and the British pound. As of December 31, 2013 and 2012, our portfolio includes $530.6 million and $156.1 million, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates.
Use of Derivatives to Manage Foreign Currency Risk
We use foreign currency swaps to reduce risks from changes in currency exchange rates with respect to investments in foreign-denominated fixed maturities. We also use foreign currency forwards in connection with our investments in certain foreign currency denominated REITs and fixed maturities.
Sensitivity Analysis
One means of assessing exposure to changes in foreign currency exchange rates is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the foreign currency exchange rates resulting from a hypothetical decline of 10% in exchange rates. Using this assumption, with all other factors constant, we estimate that such a decline in foreign currency exchange rates would cause the fair value of our investment portfolio, including related derivative instruments, to decline by approximately $4.9 million December 31, 2013.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Symetra Financial Corporation
We have audited the accompanying consolidated balance sheets of Symetra Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetra Financial Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
February 25, 2014

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31, 2013	As of December 31, 2012
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $22,261.3 and $21,073.4, respectively)	$23,337.7	$23,519.0
Marketable equity securities, at fair value (cost: $129.0 and $52.0, respectively)	134.3	49.6
Trading securities:
Marketable equity securities, at fair value (cost: $403.0 and $498.2, respectively)	474.4	552.7
Mortgage loans, net	3,541.0	3,094.4
Policy loans	63.3	65.8
Investments in limited partnerships (includes $31.2 and $28.6 at fair value, respectively)	296.3	239.3
Other invested assets (includes $47.8 and $24.6 at fair value, respectively)	54.1	35.6
Total investments	27,901.1	27,556.4
Cash and cash equivalents	76.0	130.8
Accrued investment income	298.0	276.2
Reinsurance recoverables	310.8	302.1
Deferred policy acquisition costs	322.5	155.8
Receivables and other assets	242.7	231.9
Separate account assets	978.4	807.7
Total assets	$30,129.5	$29,460.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$24,642.9	$23,068.5
Future policy benefits	397.9	390.6
Policy and contract claims	159.9	162.2
Other policyholders’ funds	128.1	113.9
Notes payable	449.5	449.4
Deferred income tax liabilities, net	201.9	628.9
Other liabilities	229.0	209.6
Separate account liabilities	978.4	807.7
Total liabilities	27,187.6	25,830.8
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 124,683,023 issued and 117,730,757 outstanding as of December 31, 2013; 119,087,677 issued and outstanding as of December 31, 2012	1.2	1.2
Additional paid-in capital	1,464.6	1,459.3
Treasury stock, at cost; 6,952,266 and 0 shares as of December 31, 2013 and 2012, respectively	(93.4)	—
Retained earnings	975.9	798.4
Accumulated other comprehensive income, net of taxes	593.6	1,371.2
Total stockholders’ equity	2,941.9	3,630.1
Total liabilities and stockholders’ equity	$30,129.5	$29,460.9
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Premiums	$627.2	$605.0	$540.5
Net investment income	1,285.0	1,275.2	1,270.9
Policy fees, contract charges, and other	191.7	189.9	180.7
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(20.8)	(37.1)	(13.2)
Less: portion recognized in other comprehensive income (loss)	2.5	8.1	(0.9)
Net impairment losses recognized in earnings	(18.3)	(29.0)	(14.1)
Other net realized investment gains (losses)	53.9	60.1	21.3
Net realized investment gains (losses)	35.6	31.1	7.2
Total revenues	2,139.5	2,101.2	1,999.3
Benefits and expenses:
Policyholder benefits and claims	462.9	439.0	381.4
Interest credited	932.0	932.8	925.9
Other underwriting and operating expenses	365.1	360.5	317.9
Interest expense	33.0	32.8	32.1
Amortization of deferred policy acquisition costs	72.4	66.0	68.8
Total benefits and expenses	1,865.4	1,831.1	1,726.1
Income from operations before income taxes	274.1	270.1	273.2
Provision (benefit) for income taxes:
Current	61.7	15.9	86.0
Deferred	(8.3)	48.8	(8.6)
Total provision for income taxes	53.4	64.7	77.4
Net income	$220.7	$205.4	$195.8
Net income per common share:
Basic	$1.74	$1.49	$1.42
Diluted	$1.74	$1.49	$1.42
Weighted-average number of common shares outstanding:
Basic	126,609,326	138,018,424	137,490,684
Diluted	126,613,585	138,023,981	137,510,660
Cash dividends declared per common share	$0.34	$0.28	$0.23
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$220.7	$205.4	$195.8
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(465.8), $213.3 and $348.3)	(865.4)	396.6	646.7
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.9), $(2.8) and $0.3)	(1.6)	(5.3)	0.6
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $58.3, $(24.6) and $(34.0))	108.3	(45.9)	(62.8)
Impact of cash flow hedges (net of taxes of $(10.2), $(0.8) and $2.8)	(18.9)	(1.5)	5.2
Other comprehensive income (loss)	(777.6)	343.9	589.7
Total comprehensive income (loss)	$(556.9)	$549.3	$785.5
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2011	$1.2	$1,450.2	$—	$467.6	$437.6	$2,356.6
Net income	—	—	—	195.8	—	195.8
Other comprehensive income (loss)	—	—	—	—	589.7	589.7
Stock-based compensation	—	4.4	—	—	—	4.4
Dividends declared	—	—	—	(31.6)	—	(31.6)
Balances as of December 31, 2011	$1.2	$1,454.6	$—	$631.8	$1,027.3	$3,114.9
Balances as of January 1, 2012	$1.2	$1,454.6	$—	$631.8	$1,027.3	$3,114.9
Net income	—	—	—	205.4	—	205.4
Other comprehensive income (loss)	—	—	—	—	343.9	343.9
Stock-based compensation	—	4.7	—	—	—	4.7
Dividends declared	—	—	—	(38.8)	—	(38.8)
Balances as of December 31, 2012	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	220.7	—	220.7
Other comprehensive income (loss)	—	—	—	—	(777.6)	(777.6)
Stock-based compensation	—	5.3	—	—	—	5.3
Common stock repurchased	—	—	(93.4)	—	—	(93.4)
Dividends declared	—	—	—	(43.2)	—	(43.2)
Balances as of December 31, 2013	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$220.7	$205.4	$195.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(35.6)	(31.1)	(7.2)
Accretion and amortization of invested assets, net	58.9	48.4	48.8
Accrued interest on fixed maturities	(14.1)	(19.6)	(26.4)
Amortization and depreciation	27.8	26.9	19.7
Deferred income tax provision (benefit)	(8.3)	48.8	(8.6)
Interest credited on deposit contracts	932.0	932.8	925.9
Mortality and expense charges and administrative fees	(122.6)	(115.8)	(109.0)
Changes in:
Accrued investment income	(21.8)	(6.8)	(11.8)
Deferred policy acquisition costs, net	(52.0)	0.5	(25.8)
Future policy benefits	7.3	(0.6)	(7.2)
Policy and contract claims	(2.3)	(8.7)	15.3
Current income taxes	28.3	(36.1)	2.7
Other assets and liabilities	(2.2)	(35.9)	(26.5)
Other, net	3.5	3.0	1.8
Total adjustments	798.9	805.8	791.7
Net cash provided by (used in) operating activities	1,019.6	1,011.2	987.5
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(5,107.6)	(3,777.1)	(3,866.8)
Other invested assets and investments in limited partnerships	(106.6)	(86.8)	(55.0)
Issuances of mortgage loans	(697.4)	(825.7)	(956.9)
Maturities, calls, paydowns, and other repayments	1,771.3	1,740.4	1,802.5
Sales of:
Fixed maturities and marketable equity securities	2,172.8	1,826.1	1,240.6
Other invested assets and investments in limited partnerships	22.4	19.9	18.0
Repayments of mortgage loans	248.3	233.9	152.5
Other, net	25.8	—	17.2
Net cash provided by (used in) investing activities	(1,671.0)	(869.3)	(1,647.9)
Cash flows from financing activities
Policyholder account balances:
Deposits	2,470.8	1,576.7	2,238.2
Withdrawals	(1,705.2)	(1,778.4)	(1,588.3)
Cash dividends paid on common stock	(43.2)	(38.8)	(31.6)
Common stock repurchased	(93.4)	—	—
Other, net	(32.4)	(12.9)	9.8
Net cash provided by (used in) financing activities	596.6	(253.4)	628.1
Net increase (decrease) in cash and cash equivalents	(54.8)	(111.5)	(32.3)
Cash and cash equivalents at beginning of period	130.8	242.3	274.6
Cash and cash equivalents at end of period	$76.0	$130.8	$242.3
Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	31.5	31.5	31.1
Income taxes	32.0	50.6	83.0
Non-cash transactions during the period:
Fixed maturities exchanges	334.5	111.8	255.4
Investments in limited partnerships and capital obligations incurred	34.3	6.3	38.3
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

1. Organization and Description of Business
Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employee benefits and life insurance markets. These products and services are marketed through financial institutions, benefits consultants, and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include fixed and variable deferred annuities, single premium immediate annuities, medical stop-loss insurance, group life and disability income insurance, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI) and variable corporate owned life insurance (COLI). The Company also services its block of structured settlement annuities. The accompanying consolidated financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as “Symetra” or “the Company.”
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information for it to conform to the current period presentation.
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
Recognition of Insurance Revenue and Related Benefits
The Company’s group insurance policies, which include medical stop-loss, limited benefit medical, group life and disability income, are short duration contracts. Premiums from these products are recognized as revenue when earned over the life of the policy. Policyholder claims are charged to operations as incurred.
Traditional individual life insurance products, including term and whole life insurance products, are long-duration contracts, and the associated premiums and benefits are fixed. Premiums from these products are considered earned and recognized as revenue when due. The Company establishes a reserve for future policy benefits associated with earned premiums, resulting in the recognition of profits over the life of the policy.
Deposits related to universal life (UL) insurance products and investment-type products are credited to policyholder account balances and reflected as liabilities, rather than as premium income, when received. These UL insurance products include BOLI and single-premium life (SPL) insurance. Investment-type products include fixed deferred annuities, single premium immediate annuities (SPIA), and structured settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Revenues from UL insurance and investment type products consist of net investment income on the policyholders’ fund balances, and amounts assessed during the period for cost of insurance, policy administration, and surrender charges. The Company includes the amounts assessed in policy fees, contract charges, and other in the consolidated statements of income. Expenses that are charged to operations for these products include interest credited and claims incurred in excess of related policyholder account balances.
Fees for variable products, including variable annuity, variable life and variable COLI products, include mortality and expense, policy administration and surrender charges. These fees are charged to policyholders’ accounts based upon the daily net assets of the policyholders’ account values, and are recognized in policy fees, contract charges, and other in the consolidated statements of income when assessed.
Investments
Available-for-Sale Securities
The Company classifies its investments in fixed maturities and certain marketable equity securities as available-for-sale and carries them at fair value. Fixed maturities primarily include bonds, mortgage-backed securities and redeemable preferred stock. See Note 6 for information on the valuation of these securities and additional disclosures regarding fair value measurements.
The Company reports net unrealized investment gains (losses) related to its available-for-sale securities in accumulated other comprehensive income (AOCI) in stockholders’ equity, net of related DAC and DSI adjustments and deferred income taxes. The cost of securities sold is determined using the specific-identification method.
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

In the normal course of business, the Company makes passive investments in structured securities issued by VIEs. These structured securities primarily include residential and commercial mortgage-backed securities. Because the Company lacks the ability to direct the activities that most significantly impact the economic performance of the VIEs, it is not considered the primary beneficiary and therefore does not consolidate them. The Company’s maximum exposure to loss with respect to these investments is limited to the amortized cost of the Company’s investment, which is $4,571.5 and $4,708.1 as of December 31, 2013 and 2012, respectively.
Other-Than-Temporary Impairments
An impairment is recorded on an available-for-sale security when a decline in fair value below a security’s amortized cost is judged to be other-than-temporary. The Company’s review of securities includes both quantitative and qualitative criteria. See Note 4 for additional discussion regarding the Company’s process for identifying and recording OTTI.
Trading Securities
The Company is invested in common stock that is classified as trading. Changes in the fair value of the Company’s trading portfolio are recorded in net realized investment gains (losses) in the consolidated statements of income. Dividends earned on trading securities are reported in net investment income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Policy Loans
Policy loans are carried at unpaid principal balances. Policy loans are not granted for amounts in excess of the accumulated cash surrender value of the policy or contract.

Investments in Limited Partnerships
The Company invests in limited partnerships that generate tax benefits. These are established to invest in low-income housing and other qualifying purposes, where the primary return on investment is in the form of income tax credits (collectively, “tax credit investments”). The Company's investments are accounted for under the equity method and recorded at amortized cost, with amortization recorded as a reduction to net investment income. When the carrying value of an investment exceeds the amount of remaining tax benefits, the Company records an impairment loss, which is included in other net realized investment gains (losses) in the consolidated statements of income. The present value of any unfunded commitments related to these investments is recorded in other liabilities.
Investments in limited partnerships also include investments in private equity funds recorded at fair value. The impact of changes in the fair value of private equity funds is recorded in net investment income. The Company elected the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting.
The limited partnerships that the Company invests in meet the definition of a VIE. Because the Company, as a limited partner, lacks the ability to direct the activities of any of these partnerships, it is not considered the primary beneficiary and therefore has not consolidated them. The maximum exposure to loss in these VIEs was $316.4 and $261.8 as of December 31, 2013 and 2012, respectively. The maximum exposure to loss includes unconditional commitments to provide future capital contributions.
Derivative Financial Instruments
The Company uses derivative financial instruments to hedge certain portions of its exposure to equity market risk, interest rate risk and foreign currency exchange risk. Derivative financial instruments currently held consist primarily of Standard & Poor’s 500 Index® (“S&P 500”) options, interest rate swaps, foreign currency swaps and foreign currency forwards. Derivative instruments may be exchange-traded or contracted in the over-the-counter (“OTC”) market. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the a master netting agreement. All of the Company’s derivative financial instruments are individually recognized as either assets within other invested assets, or liabilities within other liabilities in the consolidated balance sheets at fair value. The Company also issues fixed indexed annuity contracts that contain embedded derivative, which are recorded at fair value in funds held under deposit contracts in the consolidated balance sheets.
The accounting for changes in the fair value of derivative instruments depends on whether it qualifies and has been designated for hedge accounting. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship.
When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of other comprehensive income (loss) (OCI) and reclassified into net income in the same period during which the hedged transaction affects net income. Any hedge ineffectiveness is recorded in the consolidated statements of income within net realized investment gains (losses). If a derivative instrument does not qualify, or is not designated for hedge accounting, the changes in its fair value are recorded in the consolidated statements of income within net realized investment gains (losses).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Reinsurance
The Company utilizes reinsurance agreements to manage its exposure to potential losses. The Company reinsures a portion of its risk to reinsurers for certain types of directly written business. In addition, the Company reinsures through pools to cover catastrophic losses. See Note 10 for further discussion of the Company's reinsurance agreements.
The Company remains liable to its policyholders to the extent that counterparties to reinsurance contracts do not meet their contractual obligations. Accordingly, the future policy benefit reserves and policy and contract claims liabilities are reported gross of any related reinsurance recoverables, which are reported as assets. The Company reports premiums, benefits, and settlement expenses net of reinsurance in the consolidated statements of income. The Company accounts for reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.
Deferred Policy Acquisition Costs
The Company defers costs that are directly related to the successful acquisition or renewal of insurance contracts. These primarily include commissions, distribution costs directly related to production, third-party underwriting costs and the portion of salaries and benefits directly related to processing successful new and renewal contracts. All other acquisition-related costs, including costs incurred for soliciting potential customers, managing the distribution and underwriting functions, training, administration, unsuccessful acquisition or renewal efforts, market research and product development are not deferrable and are expensed in the period incurred.
The Company amortizes deferred acquisition costs for deferred annuity contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the estimated future gross profits. The Company makes assumptions as to surrender rates, mortality experience, maintenance expenses, crediting rates, and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to DAC amortization. The Company regularly evaluates its assumptions and, when necessary, revises the estimated gross profits of these contracts, resulting in adjustments to DAC amortization. When such estimates are revised, the impact is recorded in the consolidated statements of income.
The Company amortizes acquisition costs for traditional individual life insurance policies over the premium paying period of the related policies, using assumptions consistent with those used in computing policy reserves. The Company amortizes acquisition costs for immediate annuities using a constant yield approach.
The Company conducts regular recoverability analyses for its DAC asset balances associated with deferred and immediate annuity contracts, universal life contracts, and traditional life contracts. The Company compares the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance. As of December 31, 2013 and 2012, all of the DAC asset balances were considered recoverable.

The Company adjusts the unamortized DAC balance for the effect of net unrealized gains and losses on securities and embedded derivatives as if they had been realized as of the balance sheet date. The Company includes the impact of this adjustment, net of tax, in AOCI. The Company also adjusts its unamortized DAC balance for the effect of realized gains and losses. These adjustments are recognized in net realized investment gains (losses) in the consolidated statements of income.
For some products, policyholders can elect to modify product benefits, features, rights or coverage by exchanging a contract for a new contract; by amendment, endorsement or rider to a contract; or by election of a feature or coverage within a contract. These transactions are known as internal replacements. If the modification substantially changes the original contract, the remaining DAC balance is immediately written off through earnings and any eligible costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC is retained and amortized over the life of the modified contract and any acquisition costs associated with the related modification are expensed as incurred.
Deferred Sales Inducements
The Company offers sales inducements on certain deferred annuity contracts and universal life policies. For certain deferred annuity contracts, the inducement entitles the contract holder to an incremental amount of interest that is credited to the account value over a 12- to 60-month period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. For certain universal life policies, the inducement provides an immediate increment to the policyholder’s account value at the issue date or time of deposit. Deferred sales inducements are included in receivables and other assets and amortized into interest credited using the same methodology and assumptions used to amortize DAC. Deferred sales inducement balances

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

are subject to regular recoverability testing to ensure that capitalized amounts do not exceed the present value of estimated gross profits. As of December 31, 2013 and 2012, all of the deferred sales inducement balances were considered recoverable.
The Company adjusts the unamortized DSI balance for the effect of net unrealized gains and losses on securities and embedded derivatives as if they had been realized as of the balance sheet date. The Company includes the impact of this adjustment, net of tax, in AOCI. The Company also adjusts its unamortized DSI balance for the effect of realized gains and losses. These adjustments are recognized in net realized investment gains (losses) in the consolidated statements of income.
Separate Account Assets and Liabilities
Separate account assets are reported at fair value and represent funds that are invested on behalf of the Company’s variable product policyholders. The assets of each separate account are legally segregated and are not subject to claims that arise out of the Company’s other business activities. Investment risks associated with market value changes are borne by the policyholder, except to the extent of guaranteed minimum death benefits (GMDB) made by the Company with respect to certain accounts. Net investment income and realized investment gains and losses accrue directly to the policyholders and are not included in the Company’s revenues. Separate account liabilities represent the policyholder’s account balance in the separate account. Fees charged to policyholders reduce the account value and the Company includes these fees as revenue in the consolidated statements of income.
For variable annuity contracts with GMDB, the Company contractually guarantees death benefits that may exceed the policyholder's account balance. The Company reinsures nearly all of the GMDB risk on its variable annuity contracts.
Funds Held Under Deposit Contracts
Liabilities for fixed annuity contracts, and universal life policies, including BOLI and variable COLI, are computed as deposits net of withdrawals made by the policyholder, plus interest amounts credited based on contract specifications, less contract fees and charges assessed.
For single premium immediate annuities (SPIAs), including structured settlements, liabilities are based on discounted amounts of estimated future benefits. Future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Contingent future benefits are discounted with pricing mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue. The interest rates within the pattern vary over time and start with interest rates that prevailed at contract issue. As of December 31, 2013, the weighted-average implied interest rate on the existing book of business was 5.71% and is expected to grade to 6.37% during the next 20 years.
Funds held under deposit contracts also include liabilities for the embedded derivative related to our FIA policies, which is recorded at fair value. See Note 6 for further discussion of the valuation of the embedded derivative.
Future Policy Benefits
The Company estimates liabilities for future policy benefits for its traditional individual life policies as the present value of expected future policy benefits less future net premiums. The Company selects the net premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The Company sets the interest, mortality, and persistency assumptions in the year of issue and includes a provision for adverse deviation. The provision for adverse deviation is intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions. These liabilities are contingent upon the death or disability of the insured while the policy is in force. The Company derives mortality assumptions from both company-specific and industry statistics. Future benefits are discounted at interest rates that vary by year of policy issue. These rates are initially set to be consistent with portfolio rates at the time of issue, and are graded to a lower rate over time. Assumptions are set at the time each product is introduced and are not updated for actual experience unless the total product liability amount is determined to be inadequate to cover future policy benefits.
The Company estimates liabilities for future policy benefits for certain group life and long-term disability policies as the present value of future benefit payments, net of terminations and recoveries, and discounted at interest rates based on portfolio rates at the time of disability.
Policy and Contract Claims
Liabilities for policy and contract claims, which primarily represent liabilities for claims under medical stop-loss and individual life policies, are established on the basis of reported losses. The Company also provides for claims incurred but not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

reported (IBNR). For medical stop-loss policies, this is based on expected loss ratios, claims paying completion patterns and historical experience. The Company reviews estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are reflected in earnings. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR claim liability increases.

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
ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU supersedes the presentation requirements in ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU requires the Company to present, either on the face of the financial statements or in the notes to the consolidated financial statements, the effect of significant reclassifications out of AOCI by the respective line item on the statements of income. This ASU does not change the requirement to present other comprehensive income by component in the consolidated financial statements. The Company prospectively adopted this standard on January 1, 2013 and included the disclosures in Note 8.
Accounting Pronouncements Not Yet Adopted
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-01, Investments (Topic 323) – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing (AFH) Projects. This ASU provides companies with the option to elect the proportional method of amortization for AFH investments if certain criteria are met. Under this method, a company would amortize the cost of its investment in proportion to the tax credits and other tax benefits received. Amortization would be presented as a component of income tax expense. The standard is effective for annual and interim periods beginning on or after January 1, 2015, with retrospective application required. The standard does not apply to other types of tax credit investments. The Company is currently evaluating whether it will elect the proportional amortization method for its AFH investments and the impact that it may have on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

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
On June 20, 2013, the Company issued 5,297,758 common shares to settle all of its outstanding warrants with wholly-owned subsidiaries of White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc., both related parties. The number of shares issued in the cashless exercise was determined based on the fair value of the warrants on the settlement date. These warrants were exercisable for 18,975,744 common shares, and were considered participating securities because the terms of the agreements entitled the holders to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. As a result, for the portion of the period the warrants were outstanding, they were included in weighted-average common shares outstanding for basic and diluted earnings per share, using the two-class method.
The Company has issued equity instruments to employees that are considered in the computation of earnings per share, including restricted stock and stock options. Refer to Note 9 for discussion of these instruments. The restricted stock is considered a participating security because the holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating restricted stock is included in basic and diluted earnings per share based on the application of the two-class method.
For the years ended December 31, 2013, 2012 and 2011, 2,650,000, 2,650,000 and 2,950,000, respectively, of stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were anti-dilutive. Also, performance units granted during 2011 had the option to settle in cash or shares at the Company’s discretion. These units were excluded from the computation of diluted earnings per share because the Company has a historical practice of and intent to settle these awards in cash. Beginning in 2012, performance units granted are required to be settled in cash. Refer to Note 15 for further discussion of the performance units.
The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Net income	$220.7	$205.4	$195.8
Denominator:
Weighted-average common shares outstanding — basic	126,609,326	138,018,424	137,490,684
Add: dilutive effect of certain equity instruments	4,259	5,557	19,976
Weighted-average common shares outstanding — diluted	126,613,585	138,023,981	137,510,660
Net income per common share:
Basic	$1.74	$1.49	$1.42
Diluted	$1.74	$1.49	$1.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

4. Investments
The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The OTTI in AOCI represent the amount of cumulative non-credit OTTI losses recorded in AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$348.5	$2.1	$(6.2)	$344.4	$—
State and political subdivisions	748.2	17.6	(14.3)	751.5	—
Corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	(14.9)
Residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	(6.8)
Commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	—
Other debt obligations	579.4	39.3	(3.7)	615.0	—
Total fixed maturities	22,261.3	1,352.6	(276.2)	23,337.7	(21.7)
Marketable equity securities, available-for-sale	129.0	5.9	(0.6)	134.3	—
Total	$22,390.3	$1,358.5	$(276.8)	$23,472.0	$(21.7)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$307.6	$4.8	$(0.9)	$311.5	$(0.1)
State and political subdivisions	737.9	39.5	(0.9)	776.5	(0.1)
Corporate securities	15,280.4	1,972.6	(51.4)	17,201.6	(18.4)
Residential mortgage-backed securities	2,755.5	254.1	(1.8)	3,007.8	(10.2)
Commercial mortgage-backed securities	1,538.2	170.4	(0.9)	1,707.7	(1.3)
Other debt obligations	453.8	60.9	(0.8)	513.9	—
Total fixed maturities	21,073.4	2,502.3	(56.7)	23,519.0	(30.1)
Marketable equity securities, available-for-sale	52.0	—	(2.4)	49.6	—
Total	$21,125.4	$2,502.3	$(59.1)	$23,568.6	$(30.1)
The Company maintains a diversified portfolio of corporate fixed maturity securities across industries. The following table presents the composition of the Company’s corporate securities portfolio by sector:

	As of December 31, 2013		As of December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
Industrial	$3,237.2	18.7%	$3,324.8	19.3%
Consumer staples	2,681.5	15.5	2,785.1	16.2
Consumer discretionary	2,184.7	12.6	2,113.7	12.3
Utilities	1,917.7	11.1	1,921.9	11.2
Financial	1,819.2	10.5	1,873.3	10.9
Other	5,512.1	31.6	5,182.8	30.1
Total	$17,352.4	100.0%	$17,201.6	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$102.7	$(6.2)	9	$—	$—	—
State and political subdivisions	278.7	(13.9)	44	5.4	(0.4)	3
Corporate securities	3,621.5	(150.7)	258	263.5	(51.6)	42
Residential mortgage-backed securities	680.0	(33.0)	95	52.4	(4.4)	22
Commercial mortgage-backed securities	261.9	(11.4)	17	14.2	(0.9)	9
Other debt obligations	152.0	(3.6)	15	0.6	(0.1)	3
Total fixed maturities	5,096.8	(218.8)	438	336.1	(57.4)	79
Marketable equity securities, available-for-sale	39.7	(0.6)	21	—	—	—
Total	$5,136.5	$(219.4)	$459	$336.1	$(57.4)	$79

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2012
Fixed maturities:
U.S. government and agencies	$205.7	$(0.9)	1	$—	$—	—
State and political subdivisions	42.5	(0.3)	11	35.6	(0.6)	4
Corporate securities	342.9	(5.8)	63	316.0	(45.6)	65
Residential mortgage-backed securities	73.9	(0.5)	15	38.0	(1.3)	24
Commercial mortgage-backed securities	9.9	—	6	30.5	(0.9)	11
Other debt obligations	38.9	(0.6)	4	4.0	(0.2)	4
Total fixed maturities	713.8	(8.1)	100	424.1	(48.6)	108
Marketable equity securities, available-for-sale	20.1	(0.8)	2	29.5	(1.6)	2
Total	$733.9	$(8.9)	$102	$453.6	$(50.2)	$110
Based on National Association of Insurance Commissioners (NAIC) ratings as of December 31, 2013 and December 31, 2012, the Company held below-investment-grade fixed maturities with fair values of $1,267.5 and $1,279.2, respectively, and amortized costs of $1,229.7 and $1,241.3, respectively. These holdings amounted to 5.5% and 5.4% of the Company’s investments in fixed maturities at fair value as of December 31, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The following table summarizes the amortized cost and fair value of fixed maturities as of December 31, 2013, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$701.0	$704.7
Over one year through five years	4,394.2	4,736.1
Over five years through ten years	8,515.2	8,771.5
Over ten years	4,079.4	4,363.4
Residential mortgage-backed securities	2,678.3	2,756.0
Commercial mortgage-backed securities	1,436.0	1,518.4
Other asset-backed securities	457.2	487.6
Total fixed maturities	$22,261.3	$23,337.7
The following table summarizes the Company’s net investment income:

	For the Years Ended December 31,
	2013	2012	2011
Fixed maturities	$1,114.7	$1,122.5	$1,151.9
Marketable equity securities, available-for-sale	3.8	3.4	3.4
Marketable equity securities, trading	12.9	13.1	7.7
Mortgage loans	190.2	172.0	133.3
Policy loans	3.7	3.9	3.4
Investments in limited partnerships	(16.5)	(19.2)	(9.7)
Other	6.8	7.5	6.3
Total investment income	1,315.6	1,303.2	1,296.3
Investment expenses	(30.6)	(28.0)	(25.4)
Net investment income	$1,285.0	$1,275.2	$1,270.9

 The following table summarizes the Company’s net realized investment gains (losses):

	For the Years Ended December 31,
	2013	2012	2011
Fixed maturities:
Gross gains on sales	$11.7	$54.3	$38.9
Gross losses on sales	(20.0)	(27.0)	(8.1)
Net impairment losses recognized in earnings	(18.3)	(29.0)	(14.1)
Other (1)	(2.4)	3.2	7.5
Total fixed maturities	(29.0)	1.5	24.2
Marketable equity securities, trading (2)	66.0	36.7	(9.1)
Other (3)	(4.1)	(7.8)	(4.3)
DAC and DSI adjustment	2.7	0.7	(3.6)
Net realized investment gains (losses)	$35.6	$31.1	$7.2
____________________

(1)
This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities held as of period end totaling $1.9, $0.2 and $(10.2) for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company’s convertible securities totaled $50.0 and $75.2, respectively.

(2)
This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $41.1, $37.7 and $(7.5) for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	This includes net gains (losses) on derivatives not designated for hedge accounting and other instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

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

•	Expected cash flows of the issuer;

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency;

•	Third party guarantees; and

•	Additional available market information.
Determination of Credit-Related OTTI on Structured Securities
To determine the recovery value for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis including, but not limited to, the following:

•	Expected cash flows from the security;

•	Creditworthiness;

•	Delinquency ratios and loan-to-value ratios on the underlying collateral;

•	Average cumulative collateral values, vintage year and level of subordination;

•	Geographic concentrations; and

•	Susceptibility to prepayment and anti-selection due to changes in the interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The Company records OTTI charges in the consolidated statements of income on fixed maturities. The largest write-downs were from investments in the following sectors:

	As of December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S. Federal Government (1)	$6.2	34.1%	$—	—%	$—	—%
Materials	4.3	23.4	1.7	5.9	4.9	34.8
Consumer Discretionary	3.1	17.0	—	—	0.9	6.4
Financial	1.9	10.7	4.0	13.8	3.5	24.8
Other	2.8	14.8	23.3	80.3	4.8	34.0
Net impairment losses recognized in earnings	$18.3	100.0%	$29.0	100.0%	$14.1	100.0%
____________________

(1)	Relates to the Company's intent to sell the securities.
The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of December 31, 2013		As of December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$33.3	$(12.3)	$20.0	$(5.3)
6 consecutive months or more	26.7	(18.4)	49.6	(21.7)
Total underwater by 20% or more	60.0	(30.7)	69.6	(27.0)
All other underwater fixed maturities	5,372.9	(245.5)	1,068.3	(29.7)
Total underwater fixed maturities	$5,432.9	$(276.2)	$1,137.9	$(56.7)
There were no marketable equity securities recorded as available-for-sale that were underwater by 20% or more as of December 31, 2013 and 2012.
The Company reviewed its available-for-sale investments with unrealized losses as of December 31, 2013 and 2012 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. For fixed maturities, this conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
As of December 31, 2013 and 2012, the Company has evaluated the near-term prospects of its available-for-sale equity securities in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it had the ability and intent to hold these investments until a recovery of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in OCI were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$36.2	$32.5	$68.0
Increases recognized in the current period:
For which an OTTI was not previously recognized	2.9	10.0	1.9
For which an OTTI was previously recognized	2.7	2.1	3.6
Decreases attributable to:
Securities sold or paid down during the period	(18.7)	(6.9)	(41.0)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	—	(1.5)	—
Balance, end of period	$23.1	$36.2	$32.5
_________________

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.
Derivative Financial Instruments
Derivatives are instruments whose values are derived from underlying instruments, indexes or rates; have a notional amount; and can be net settled. This includes derivatives that are embedded in other financial instruments or in certain existing assets or liabilities. The Company is exposed to various risks relating to its ongoing business operations, primarily equity market risk, interest rate risk, and foreign currency exchange risk. The Company uses derivative instruments as one of its strategies to manage these risks. These derivative instruments primarily consist of equity index options, interest rate swaps, foreign currency swaps and foreign currency forwards. The Company has established policies for managing its derivatives, including prohibitions on derivatives market-making and other speculative derivatives activities.
Derivative Exposure
The following table sets forth the fair value of the Company’s derivative instruments. In the consolidated balance sheets, derivative contracts in an asset position are included in other invested assets, derivative contracts in a liability position are included in other liabilities, and embedded derivative liabilities are included in funds held under deposit contracts. The Company does not offset recognized collateral amounts pledged or received against the fair value amounts recognized for derivative contracts.

	As of December 31, 2013			As of December 31, 2012
		Fair Value			Fair Value
	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	$97.1	$4.6	$—	$97.1	$9.8	$—
Foreign currency swaps	440.4	—	28.4	112.8	—	4.3
Total derivatives designated as hedges	$537.5	$4.6	$28.4	$209.9	$9.8	$4.3
Derivatives not designated as hedges
Equity index options	$1,060.9	$38.8	$1.6	$213.7	$5.0	$—
Foreign currency forwards	49.3	0.3	0.4	125.2	0.5	0.7
Embedded derivatives	—	—	92.1	—	—	14.1
Other derivatives	66.0	0.3	—	13.4	0.8	—
Total derivatives not designated as hedges	1,176.2	39.4	94.1	352.3	6.3	14.8
Total derivatives	$1,713.7	$44.0	$122.5	$562.2	$16.1	$19.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Equity Market Contracts and Embedded Derivatives
The Company uses call options based on the S&P 500 or a commodities-based index as part of its equity market risk management strategy. The Company offers a fixed indexed annuity (FIA) contract that permits the contract holder to allocate a portion of their account value to an equity market component, where interest credited to the contract is linked to the performance of the S&P 500 or a commodities-based index, subject to caps set by the Company. The contract holders may elect to rebalance index options at renewal dates annually. As of each renewal date, the Company has the opportunity to re-price the indexed component by establishing cap rates, subject to minimum guarantees.
The index-based crediting feature in these contracts is an embedded derivative instrument that is bifurcated from the host contract for measurement purposes, because it possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract. The embedded derivative, which is reported with the host instrument as funds held under deposit contracts in the consolidated balance sheets, is carried at fair value with changes in fair value recognized in net realized investment gains (losses).
The Company transacts in call options that are correlated to the portfolio allocation decisions of the contract holders, such that the Company is economically hedged with respect to equity returns for the current interest term. These derivatives are not designated for hedge accounting.
Foreign Currency Contracts
The Company uses foreign currency swaps and forwards as part of its foreign currency risk management strategy. The Company uses foreign currency swaps to reduce risks from changes in currency exchange rates with respect to the Company's investments denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with other parties to exchange, at specified intervals, one currency for another at a specified rate of exchange. Generally, the notional amount of each currency is exchanged at the maturity of the currency swap by each party. These derivatives qualify and are designated as cash flow hedges.
The Company is invested in foreign currency forwards to hedge exposure related to purchases of foreign denominated equities and fixed maturities. The Company invests in foreign currency forwards to economically hedge its exposure related to foreign currency-denominated fixed maturity purchases until a foreign currency swap is executed. In a foreign currency forward transaction, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. In general, the Company is selling a foreign currency and receiving U.S. dollars to protect against fluctuations in exchange rates over a short period of time. These derivatives are not designated for hedge accounting.
Interest Rate Contracts
The Company uses interest rate swaps as part of its interest rate risk management strategy. In an interest rate swap, the Company agrees with other parties to exchange, at specified intervals, the difference between floating-rate and fixed-rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company primarily uses interest rate swaps to synthetically convert variable rate fixed maturities to fixed rate securities. These derivatives qualify and are designated as cash flow hedges.
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
In the consolidated balance sheets, the Company recognizes cash collateral received in cash and cash equivalents, and the obligation to return cash collateral in other liabilities. Non-cash collateral received is not recognized in the consolidated balance sheets. In the event of default, the counterparty relinquishes claim to the assets pledged as collateral, and the Company recognizes the collateral as its own asset recorded at fair value, or, in the case of cash collateral, derecognizes its obligation to return collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:

	As of December 31, 2013
		Gross Amount Not Offset in the Balance Sheets
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$4.4	$—	$(0.2)	$4.2
B	11.0	—	(3.0)	8.0
C	17.7	—	(17.4)	0.3
D	9.1	—	(6.9)	2.2
Other	1.8	—	—	1.8
Total derivative assets	$44.0	$—	$(27.5)	$16.5

	As of December 31, 2013
		Gross Amount Not Offset in the Balance Sheets
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
Counterparty:
Liabilities:
A	$5.3	$—	$—	$5.3
B	16.9	—	(0.2)	16.7
E	5.1	(2.8)	—	2.3
Other	3.1	—	—	3.1
Total derivative liabilities (1)	$30.4	$(2.8)	$(0.2)	$27.4
_______________________

(1)	Excludes $92.1 of embedded derivatives which have no counterparty.

	As of December 31, 2012
		Gross Amount Not Offset in the Balance Sheets
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Posted	Net Amount
Counterparty:
Assets:
A	$5.6	$—	$(5.6)	$—
B	4.1	—	(1.6)	2.5
Other	6.4	—	(5.3)	1.1
Total derivative assets	$16.1	$—	$(12.5)	$3.6
The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	For the Years Ended December 31,
	2013	2012	2011
Interest rate swaps	$(2.8)	$4.1	$9.4
Foreign currency swaps	(24.0)	(4.3)	—
Total	$(26.8)	$(0.2)	$9.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

See Note 8 for amounts reclassified out of AOCI into net income for the years ended December 31, 2013 and 2012. The Company expects to reclassify net gains of $1.5 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.
As of December 31, 2013, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately eleven years. The Company recorded no ineffectiveness for cash flow hedging relationships for the years ended December 31, 2013, 2012 or 2011.

The following table shows the effect of non-designated derivatives in the consolidated statements of income, which is recorded in net realized investment gains (losses):

	For the Years Ended December 31,
	2013	2012	2011
Equity index options	$21.4	$0.4	$(1.4)
Foreign currency forwards	0.9	(0.4)	0.5
Embedded derivatives	(23.0)	(1.2)	—
Other derivatives	(1.9)	(0.3)	(0.1)
Total	$(2.6)	$(1.5)	$(1.0)
5. Mortgage Loans
The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all mortgaged properties are inspected annually. The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturity. As of December 31, 2013, the three states with the largest concentrations of the Company’s commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 29.4%, 11.6% and 9.0% of the total portfolio, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The following table sets forth the Company’s mortgage loans by risk category:

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,195.1	61.9%	$1,858.4	60.0%
Medium risk	843.5	23.8	664.1	21.5%
Higher risk	506.3	14.3	573.9	18.5%
Credit quality indicator total	3,544.9	100.0%	3,096.4	100.0%
Loans specifically evaluated for impairment (1)	2.0		4.8
Other (2)	(5.9)		(6.8)
Total	$3,541.0		$3,094.4
________________

(1)	As of December 31, 2013 and 2012, reserve amounts of $0.2 and $0.0, respectively, were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
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
The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Years Ended December 31,
	2013	2012	2011
Allowance at beginning of period	$7.9	$7.4	$7.1
Provision for specific loans	0.2	1.9	0.3
Provision for loans not specifically identified	—	0.8	—
Charge-offs	—	(2.2)	—
Allowance at end of period	$8.1	$7.9	$7.4
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of December 31, 2013, no loans were considered non-performing. As of December 31, 2012, one loan with an outstanding principal balance of $3.7 was considered non-performing and included in the assessment of the provision for specific loans.
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

•
Level 2 — Quoted prices for similar instruments in active markets and model-derived valuations whose inputs are observable. This category includes those financial instruments that are valued using industry-standard pricing methodologies or models. All significant inputs are observable or derived from observable information in the marketplace. Financial instruments in this category primarily include corporate fixed maturities and mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

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

	As of December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$344.4	$344.4	$—	$327.0	$17.4
State and political subdivisions	751.5	751.5	—	751.5	—
Corporate securities	17,352.4	17,352.4	—	17,324.4	28.0
Residential mortgage-backed securities	2,756.0	2,756.0	—	2,755.8	0.2
Commercial mortgage-backed securities	1,518.4	1,518.4	—	1,512.6	5.8
Other debt obligations	615.0	615.0	—	486.2	128.8
Total fixed maturities, available-for-sale	23,337.7	23,337.7	—	23,157.5	180.2
Marketable equity securities, available-for-sale	134.3	134.3	77.4	56.9	—
Marketable equity securities, trading	474.4	474.4	474.1	—	0.3
Investments in limited partnerships, private equity funds	31.2	31.2	—	—	31.2
Other invested assets	47.8	47.8	0.6	5.2	42.0
Total investments carried at fair value	24,025.4	24,025.4	552.1	23,219.6	253.7
Separate account assets	978.4	978.4	978.4	—	—
Total assets at fair value	$25,003.8	$25,003.8	$1,530.5	$23,219.6	$253.7
Financial liabilities:
Embedded derivatives	92.1	92.1	—	—	92.1
Total liabilities at fair value	$92.1	$92.1	$—	$—	$92.1

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,541.0	$3,664.6	$—	$—	$3,664.6
Investments in limited partnerships, tax credit investments	265.1	237.9	—	237.9	—
Cash and cash equivalents	76.0	76.0	76.0	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$12,017.0	$11,884.2	$—	$—	$11,884.2
Income annuities	6,514.3	7,548.0	—	—	7,548.0
Notes payable:
Capital Efficient Notes (CENts)	149.9	156.2	—	156.2	—
Senior notes	299.6	319.3	—	319.3	—
_______________________

(1)	The carrying value of this balance excludes $6,111.6 of liabilities related to insurance contracts and embedded derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

	As of December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$311.5	$311.5	$—	$311.5	$—
State and political subdivisions	776.5	776.5	—	776.5	—
Corporate securities	17,201.6	17,201.6	—	17,162.7	38.9
Residential mortgage-backed securities	3,007.8	3,007.8	—	3,007.8	—
Commercial mortgage-backed securities	1,707.7	1,707.7	—	1,688.9	18.8
Other debt obligations	513.9	513.9	—	440.9	73.0
Total fixed maturities, available-for-sale	23,519.0	23,519.0	—	23,388.3	130.7
Marketable equity securities, available-for-sale	49.6	49.6	0.5	44.1	5.0
Marketable equity securities, trading	552.7	552.7	552.5	—	0.2
Investments in limited partnerships, private equity funds	28.6	28.6	—	—	28.6
Other invested assets	24.6	24.6	3.8	13.0	7.8
Total investments carried at fair value	24,174.5	24,174.5	556.8	23,445.4	172.3
Separate account assets	807.7	807.7	807.7	—	—
Total assets at fair value	$24,982.2	$24,982.2	$1,364.5	$23,445.4	$172.3
Financial liabilities:
Embedded derivatives	14.1	14.1	—	—	14.1
Total liabilities at fair value	$14.1	$14.1	$—	$—	$14.1

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,094.4	$3,370.5	$—	$—	$3,370.5
Investments in limited partnerships, tax credit investments	210.7	208.3	—	208.3	—
Cash and cash equivalents	130.8	130.8	130.8	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$10,583.5	$10,610.9	$—	$—	$10,610.9
Income annuities	6,585.9	8,386.3	—	—	8,386.3
Notes payable:
Capital Efficient Notes (CENts)	149.9	154.8	—	—	154.8
Senior notes	299.5	324.5	—	—	324.5
_________________

(1)	The carrying value of this balance excludes $5,899.1 of liabilities related to insurance contracts and embedded derivatives.
Financial Instruments Measured at Fair Value on a Recurring Basis
Fixed Maturities
The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of December 31, 2013 and December 31, 2012, respectively, pricing services provided prices for 96.6% and 96.2% of the Company’s fixed maturities.
The Company analyzes the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. The Company also performs procedures to gain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

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
As of December 31, 2013, the Company had $653.7 or 2.8%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $635.6, or 97.2%, as Level 2 measurements as of December 31, 2013. As of December 31, 2012, the Company had $819.6, or 3.5%, of its fixed maturities invested in private placement securities, of which $787.3, or 96.1%, were classified as Level 2 measurements.
Corporate Securities
As of December 31, 2013 and 2012, the fair value of the Company’s corporate securities classified as Level 2 measurements was $17,324.4 and $17,162.7, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of December 31, 2013			As of December 31, 2012
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,237.3	18.7%	223	$3,312.1	19.3%	218
Consumer staples	2,681.6	15.5	159	2,785.1	16.2	157
Consumer discretionary	2,184.7	12.6	184	2,113.2	12.3	167
Utilities	1,897.9	11.0	146	1,904.8	11.1	149

Weighted-average coupon rate	5.60%			5.88%
Weighted-average remaining years to contractual maturity	9.6			10.3
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
As of December 31, 2013 and 2012, $523.5, or 3.0%, and $675.1, or 3.9%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.
Residential Mortgage-backed Securities
As of December 31, 2013 and 2012, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,755.8 and $3,007.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.39% and 4.67% as of December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

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
Agency securities comprised 89.2% and 89.4% of the Company’s Level 2 RMBS as of December 31, 2013 and 2012, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of December 31, 2013		As of December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$42.5	14.3%	$23.6	7.4%
AA through BBB	88.0	29.5	94.1	29.5
BB & below	167.8	56.2	201.8	63.1
Total non-agency RMBS	$298.3	100.0%	$319.5	100.0%
Non-agency RMBS with super senior subordination	$178.3	59.8%	$202.7	63.4%
As of December 31, 2013 and 2012, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.8% and 8.4%, respectively. As of December 31, 2013 and 2012, $110.3 and $127.7, or 37.0% and 40.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
As of December 31, 2013 and 2012, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,512.6 and $1,688.9, respectively. The weighted-average coupon rate on these securities was 4.82% and 5.03% as of December 31, 2013 and 2012, respectively.
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
The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 83.3% and 78.4% of Level 2 CMBS as of December 31, 2013 and 2012, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 31.4% and 29.9% as of December 31, 2013 and 2012, respectively, and 98.7% and 96.6% were in the most senior tranche as of December 31, 2013 and 2012, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of December 31, 2013	As of December 31, 2012
	% of Total	% of Total
Significant underlying collateral locations:
New York	21.8%	20.1%
California	11.7	12.0
Florida	7.5	5.6
Texas	7.3	7.5
Significant underlying collateral property types:
Office buildings	32.6%	31.9%
Retail shopping centers	31.5	32.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Marketable Equity Securities
Marketable equity securities are investments in common stock and certain nonredeemable preferred stocks. The securities primarily consist of investments in publicly traded companies. When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are valued by pricing services utilizing evaluated pricing models and are classified as Level 2 measurements. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.
Separate Accounts
Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as Level 1 measurements.
Embedded Derivatives
Embedded derivatives relate to the Company’s FIA product, which credits interest to the policyholder’s account balance based on increases in equity or commodity indexes. See Note 4 for further discussion. The fair value of the embedded derivative reflects the excess of the projected benefits based on the indexed fund value over the projected benefits based on the guaranteed fund value. The excess benefits are projected using best estimates for surrenders, mortality and indexed fund interest, and discounted at a risk-free rate plus a spread for nonperformance risk. Because the estimates utilize significant unobservable inputs, the Company classifies the embedded derivative as a Level 3 measurement.
Other Financial Instruments Subject to Fair Value Disclosure Requirements
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $37.8 and $121.9 as of December 31, 2013 and 2012, respectively.

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
As of December 31, 2013, the fair value of the Company’s notes payable is determined by an independent pricing service utilizing evaluated pricing models, consistent with how fair value was determined for the majority of its corporate securities. The use of observable inputs resulted in a Level 2 measurement. The Company's previous method utilized nonbinding third party broker quotes, which had resulted in a Level 3 measurement as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the years ended December 31, 2013 and 2012:

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2013	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of December 31, 2013
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$18.0	$—	$—	$—	$—	$(0.6)	$—	$17.4
Corporate securities	38.9	—	—	6.2	(13.6)	—	(3.4)	(0.1)	28.0
Residential mortgage-backed securities	—	—	—	0.2	(0.1)	—	0.1	—	0.2
Commercial mortgage-backed securities	18.8	—	—	—	(12.5)	—	(0.5)	—	5.8
Other debt obligations	73.0	91.7	—	(28.7)	(2.3)	—	(4.9)	—	128.8
Total fixed maturities, available-for-sale	130.7	109.7	—	(22.3)	(28.5)	—	(9.3)	(0.1)	180.2
Marketable equity securities, available-for-sale	5.0	—	—	(5.0)	—	—	—	—	—
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	28.6	7.5	—	—	(8.9)	2.5	—	1.5	31.2
Other invested assets	7.8	26.1	—	—	(13.6)	14.8	—	6.9	42.0
Total Level 3 assets	$172.3	$143.3	$—	$(27.3)	$(51.0)	$17.4	$(9.3)	$8.3	$253.7
Financial Liabilities:
Embedded derivatives	14.1	55.2	(0.2)	—	—	23.0	—	—	92.1
Total Level 3 liabilities	$14.1	$55.2	$(0.2)	$—	$—	$23.0	$—	$—	$92.1

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2012	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of December 31, 2012
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$91.4	$—	$(14.4)	$(38.6)	$(0.5)	$0.1	$3.0	$(2.1)	$38.9
Commercial mortgage-backed securities	15.9	—	—	6.3	(5.1)	—	1.7	—	18.8
Other debt obligations	79.9	—	—	13.9	(25.1)	—	3.8	0.5	73.0
Total fixed maturities, available-for-sale	187.2	—	(14.4)	(18.4)	(30.7)	0.1	8.5	(1.6)	130.7
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.6	—	—	(0.4)	—	—	—	—	0.2
Investments in limited partnerships	27.8	9.5	—	—	(11.0)	1.3	—	1.0	28.6
Other invested assets	4.8	5.4	(3.1)	—	—	—	—	0.7	7.8
Total Level 3 assets	$225.4	$14.9	$(17.5)	$(18.8)	$(41.7)	$1.4	$8.5	$0.1	$172.3
Financial Liabilities:
Embedded derivatives	2.4	10.7	(0.3)	—	—	1.3	—	—	14.1
Total Level 3 liabilities	$2.4	$10.7	$(0.3)	$—	$—	$1.3	$—	$—	$14.1
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $6.9 and $50.9 for the years ended December 31, 2013 and 2012. Gross transfers out of Level 3 were $34.2 and $69.7 for the years ended December 31, 2013 and 2012. For the year ended December 31, 2012, transfers out included certain privately placed fixed maturities for which there was a change in valuation methodology during the first quarter 2012 to a method that uses significant observable inputs.

(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(4)
Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized investment gains (losses). Amount shown for financial liabilities are (gains) losses in net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Years Ended December 31,
	2013	2012	2011
Unamortized balance at beginning of period	$367.9	$368.4	$342.5
Deferral of acquisition costs	122.3	65.2	97.0
Adjustments for realized (gains) losses	2.1	0.3	(2.3)
Amortization — excluding unlocking	(61.6)	(62.0)	(68.8)
Amortization — impact of assumption and experience unlocking	(10.8)	(4.0)	—
Unamortized balance at end of period	419.9	367.9	368.4
Accumulated effect of net unrealized investment gains	(97.4)	(212.1)	(182.4)
Balance at end of period	$322.5	$155.8	$186.0
The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Years Ended December 31,
	2013	2012	2011
Unamortized balance at beginning of period	$153.4	$142.0	$105.8
Capitalizations	49.5	49.7	68.3
Adjustments for realized (gains) losses	0.6	0.3	(1.2)
Amortization — excluding unlocking	(41.2)	(36.5)	(30.9)
Amortization — impact of assumption and experience unlocking	(7.5)	(2.1)	—
Unamortized balance at end of period	154.8	153.4	142.0
Accumulated effect of net unrealized investment gains	(76.7)	(128.6)	(87.8)
Balance at end of period	$78.1	$24.8	$54.2
8. Stockholders' Equity
The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the years ended December 31, 2013, 2012 and 2011:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(893.6)	(1.6)	110.1	(17.4)	(802.5)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(2.2)	(2.2)
Foreign currency swaps	—	—	—	(0.1)	(0.1)
Net realized investment (gains) losses	32.6	10.9	(2.7)	—	40.8
Total provision (benefit) for income taxes	(11.4)	(3.9)	0.9	0.8	(13.6)
Total reclassifications from AOCI, net of taxes	21.2	7.0	(1.8)	(1.5)	24.9
Other comprehensive income (loss) after reclassifications	(872.4)	5.4	108.3	(18.9)	(777.6)
Balance as of December 31, 2013	$737.8	$(14.2)	$(113.1)	$(16.9)	$593.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2012	$1,236.6	$(37.3)	$(175.5)	$3.5	$1,027.3
Other comprehensive income (loss) before reclassifications, net of taxes (1)	373.7	(5.3)	(45.4)	(0.1)	322.9
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(2.1)	(2.1)
Net realized investment (gains) losses	(0.2)	35.3	(0.7)	—	34.4
Total provision (benefit) for income taxes	0.1	(12.3)	0.2	0.7	(11.3)
Total reclassifications from AOCI, net of taxes	(0.1)	23.0	(0.5)	(1.4)	21.0
Other comprehensive income (loss) after reclassifications	373.6	17.7	(45.9)	(1.5)	343.9
Balance as of December 31, 2012	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2011	$601.6	$(49.6)	$(112.7)	$(1.7)	$437.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	657.0	0.6	(65.1)	6.1	598.6
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.4)	(1.4)
Net realized investment (gains) losses	(33.9)	18.0	3.6	—	(12.3)
Total provision (benefit) for income taxes	11.9	(6.3)	(1.3)	0.5	4.8
Total reclassifications from AOCI, net of taxes	(22.0)	11.7	2.3	(0.9)	(8.9)
Other comprehensive income (loss) after reclassifications	635.0	12.3	(62.8)	5.2	589.7
Balance as of December 31, 2011	$1,236.6	$(37.3)	$(175.5)	$3.5	$1,027.3
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $(481.1), $(0.9), $59.2, $(9.4) and $(432.2), respectively, for the year ended December 31, 2013, net of taxes of $201.1, $(2.8), $(24.4), $(0.1) and $173.8, respectively, for the year ended December 31, 2012, and net of taxes of $353.9, $0.3, $(35.3), $3.3 and $322.2, respectively, for the year ended December 31, 2011.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).

(3)	See Note 7 for the adjustment for the accumulated effect of net unrealized investment gains separately presented for DAC and DSI.
Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

	Common Shares As of December 31,
	2013	2012	2011
Beginning Balance	119,087,677	118,637,379	118,215,701
Common stock issued (1)	5,300,569	—	—
Restricted stock issued, net	254,579	379,158	298,771
Employee stock purchase plan shares issued	133,122	141,619	123,530
Common stock repurchased (2)	(7,045,190)	(70,479)	(623)
Ending Balance	117,730,757	119,087,677	118,637,379
___________________

(1)	Includes 5,297,758 shares of common stock issued from the settlement of warrants. See Note 3 for further discussion.

(2)
Represents shares of common stock repurchased pursuant to the Company’s stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

On February 1, 2013, the Company’s board of directors authorized the repurchase, at management’s discretion, of up to 10,000,000 shares of the Company’s outstanding common stock. The authorization was increased to 16,000,000 shares on May 21, 2013. The Company has repurchased 6,952,266 shares under the program as of December 31, 2013. This includes 6,089,999 shares purchased on May 17, 2013 from a related party in a privately negotiated transaction for a total of $81.8.
9. Stock-Based Compensation
As of December 31, 2013, the Company had two stock-based compensation plans: the Symetra Financial Corporation Equity Plan, amended and restated on November 8, 2011, (the “Equity Plan”) and the Symetra Financial Corporation Employee Stock Purchase Plan, amended and restated on May 11, 2010, (the “Stock Purchase Plan”). Under the Equity Plan, the Company is authorized to issue various types of stock-based compensation to employees, directors and consultants. A total of 7,830,000 shares are authorized for issuance under the Equity Plan, and 4,134,471 shares are available for future issuance as of December 31, 2013. The Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 870,000 shares are authorized for issuance under this plan. As of December 31, 2013, 438,880 shares are available for future issuance under the Stock Purchase Plan.
Restricted Shares
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
Stock-based compensation expense for restricted shares, recognized in other underwriting and operating expenses in the consolidated statements of income, was $3.5, $3.5, and $2.1 for the years ended December 31, 2013, 2012 and 2011, respectively. The related income tax benefit for the years ended December 31, 2013, 2012 and 2011 was $1.2, $1.2 and $0.7, respectively.
The following table summarizes the Company’s restricted share activity for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Fair Value
Outstanding as of January 1, 2013	648,676	$11.50
Shares granted	290,399	13.45
Shares vested	(253,058)	13.64
Shares forfeited	(35,820)	11.73
Outstanding as of December 31, 2013	650,197	$11.53
The weighted-average fair value of restricted shares granted during the years ended December 31, 2013, 2012 and 2011 was $13.45, $10.09, and $13.78 per share, respectively, and the total fair value of restricted shares vested was $3.5, $2.6 and $0.2, respectively.
As of December 31, 2013, unrecognized compensation cost for restricted shares was $3.7 and is expected to be recognized over the weighted average of 1.4 years.
Stock Options
The Company issued 2,950,000 options for the year ended December 31, 2010, with an exercise price of $28.00. These options vest on June 30, 2017 and expire one year thereafter. The weighted average grant-date fair value of the awards was $2.73 per share. No options were granted in 2013, 2012 or 2011. As of December 31, 2013 and 2012, 2,650,000 and 2,650,000 options were outstanding, none of which were exercisable.
The Company measures compensation cost for stock awards at fair value on the grant date and recognizes such cost, net of estimated forfeitures, over the requisite service period (generally seven years). Stock options are valued using the Black-Scholes valuation model. Stock-based compensation expense for stock options was $0.9, $0.5 and $1.0 for the years ended December 31, 2013, 2012 and 2011 respectively, and the related tax benefit was $0.3, $0.2 and $0.4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Outstanding options have a remaining contractual term of 4.5 years and no intrinsic value as of December 31, 2013. As of December 31, 2013, unrecognized compensation cost for stock options was $3.1 and is expected to be recognized over the next 3.5 years.
10. Reinsurance
The Company reinsures portions of its insurance risk with reinsurance and other insurance companies in order to diversify risk and manage loss exposure, primarily in the Individual Life and Benefits segments.
In the Individual Life segment, the Company reinsures portions of its risk associated with its universal life, term life, BOLI and variable COLI products. Coverage under these reinsurance agreements varies by product, policy issue year and issue age of the insured. For policies issued through the first quarter of 2013, the Company retained face values of $0.5 to $1.0 on individual policies. In March 2013, the Company increased its retention to $3.0 for certain polices issued thereafter. As of December 31, 2013, most of the Company's fully underwritten term life was 50% to 90% reinsured.
In the Benefits segment, the Company reinsures portions of risk associated with its group life and disability income and medical stop-loss businesses. The Company reinsured its group life risk and capped its liability at $0.25 per individual, per line of coverage. The Company reinsured 40% of its short-term disability risk prior to June 2013, and 20% thereafter. The Company reinsured 90% of its long-term disability risk. The Company reinsured its exposure to medical stop loss claims in excess of $1.0 for aggregate policies and $1.1 per individual for policies issued prior to October 2013, and increased its retention to $1.5 per individual thereafter. The Company also has catastrophic coverage for its group life policies based on geographic location.
The Company evaluates the financial condition of its reinsurers to monitor its exposure to losses from reinsurer insolvencies. As of December 31, 2013, $121.1 or 39.0%, of the reinsurance recoverable was related to one reinsurer. The Company analyzes reinsurance recoverables according to the credit ratings of its reinsurers and is not aware of its major reinsurers currently experiencing financial difficulties. Of the total amount due from reinsurers as of both December 31, 2013 and 2012, 99.6% were with reinsurers rated A- or higher by A.M. Best. The Company had no write-offs or reserve for uncollectible reinsurance in 2013, 2012 or 2011.

Reinsurance recoverables are composed of the following amounts:

	As of December 31,
	2013	2012
Life insurance
Reinsurance recoverables on:
Funds held under deposit contracts	$92.1	$89.1
Future policy benefits	142.9	142.9
Paid claims, expense allowance and premium tax recoverables	1.5	2.8
Policy and contract claims	3.7	4.5
Total life insurance	240.2	239.3
Accident and health insurance
Reinsurance recoverables on:
Future policy benefits	60.7	53.4
Paid claims, expense allowance and premium tax recoverables	5.3	3.7
Policy and contract claims	4.6	5.7
Total accident and health insurance	70.6	62.8
Total reinsurance recoverables	$310.8	$302.1
The following table sets forth net life insurance in force:

	As of December 31,
	2013	2012	2011
Direct life insurance in force	$60,554.7	$55,750.6	$54,073.0
Amounts assumed from other companies	213.2	215.5	219.8
Amounts ceded to other companies	(21,635.5)	(24,153.4)	(23,385.9)
Net life insurance in force	$39,132.4	$31,812.7	$30,906.9
Percentage of amount assumed to net	0.54%	0.68%	0.71%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The following table sets forth the effect of reinsurance on premiums and policy fees and contract charges. It is disaggregated by accident and health and life insurance products, which are short- and long-duration contracts, respectively.

	For the Years Ended December 31,
	2013	2012	2011
Premiums:
Direct:
Accident and health	$601.9	$567.1	$457.1
Life insurance	92.4	86.4	85.9
Total	694.3	653.5	543.0
Assumed:
Accident and health (1)	—	16.2	56.4
Life insurance	0.1	0.1	0.1
Total	0.1	16.3	56.5
Ceded:
Accident and health	(29.2)	(23.6)	(19.9)
Life insurance	(38.0)	(41.2)	(39.1)
Total	(67.2)	(64.8)	(59.0)
Total premiums	627.2	605.0	540.5
Policy fees and contract charges:
Direct life insurance	132.3	124.7	118.2
Ceded life insurance	(5.6)	(5.4)	(5.6)
Total policy fees and contract charges (2)	126.7	119.3	112.6
Total premiums and other amounts assessed to policyholders	$753.9	$724.3	$653.1
Percentage of assumed to total premiums and other amounts assessed to policyholders (1)	0.01%	2.25%	8.65%
_______________

(1)
The decrease in assumed accident and health premiums and the percentage of assumed to total premiums and other amounts assessed to policyholders in 2012 and 2013 is related to the indemnity reinsurance agreement and acquired renewal rights for medical stop-loss insurance policies issued by American United Life Insurance Company (AUL) on July 1, 2011.

(2)
Total policy fees and contract charges represents amounts charged to policyholders other than premiums and recorded in policy fees, contract charges and other in the consolidated statements of income. This primarily consists of costs of insurance charges.

Ceded reinsurance reduced policyholder benefits and claims by $65.2, $63.9 and $55.6 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

11. Liability for Unpaid Claims and Claim Adjustment Expenses
The following table provides a reconciliation of the beginning and ending liability balances for unpaid claims and claims adjustment expenses. These reserves include policy and contract claims and certain amounts recorded in future policy benefits on the consolidated balance sheets.

	As of December 31,
	2013	2012	2011
Balance as of January 1	$227.7	$234.6	$222.5
Less: reinsurance recoverables	63.7	61.8	60.2
Net balance as of January 1	164.0	172.8	162.3
Incurred related to insured events of:
The current year	479.5	455.3	403.9
Prior years	(10.4)	(10.4)	(13.7)
Total incurred	469.1	444.9	390.2
Paid related to insured events of:
The current year	320.0	297.4	237.2
Prior years	147.9	156.3	142.5
Total paid	467.9	453.7	379.7
Net balance as of December 31	165.2	164.0	172.8
Add: reinsurance recoverables	69.2	63.7	61.8
Balance as of December 31	$234.4	$227.7	$234.6
The Company uses estimates in determining its liability for unpaid claims and claim adjustment expenses. These estimates are based on historical claim payment patterns and expected loss ratios to provide for the inherent variability in claim patterns and severity. For the year ended December 31, 2013, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, offset by higher than expected claims on the Company's BOLI product. For the year ended December 31, 2012, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, primarily related the business we assumed in July 2011. For the year ended December 31, 2011, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, offset by higher than expected individual life claims.
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
Subject to certain conditions, the Company has the right, on one or more occasions, to defer the payment of interest on the CENts during any period up to 10 years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the CENts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

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
The Company is required to pay facility fees ranging from 0.10% to 0.30%, depending on the Company’s rating with Moody’s or S&P, on the daily amount of the commitment. Under the terms of the agreement, the Company is required to maintain a debt-to-capitalization ratio, excluding AOCI, below 35%, and each of the Company’s material insurance company subsidiaries must maintain a risk-based capital ratio of at least 225%, as well as other customary affirmative covenants.

The Company has not made any borrowings under its revolving credit facility. As of December 31, 2013 and 2012, the Company was in compliance with all covenants.
13. Income Taxes
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s federal income tax returns have been examined and closing agreements have been executed with the Internal Revenue Service, or the statute of limitations has expired for all tax periods through December 31, 2009. The Company is not currently subject to any state income tax exams.
Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to income from operations before income taxes and the provision for income taxes were as follows:

	For the Years Ended December 31,
	2013		2012		2011
Income from operations before income taxes	$274.1		$270.1		$273.2
Tax provision at U.S. Federal statutory rate	95.9	35.0%	94.5	35.0%	95.6	35.0%
Increase (reduction) in rate resulting from:
Tax credit investment credits	(41.2)	(15.0)	(33.5)	(12.4)	(17.3)	(6.3)
Separate account dividend received deduction	(1.2)	(0.4)	(1.1)	(0.4)	(1.1)	(0.4)
Adjustment to deferred taxes	—	—	4.7	1.7	—	—
Other	(0.1)	(0.1)	0.1	0.1	0.2	—
Provision for income taxes	$53.4	19.5%	$64.7	24.0%	$77.4	28.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities were as follows:

	As of December 31,
	2013	2012
Deferred income tax assets:
Adjustments to life policy liabilities	$287.2	$265.3
Capitalization of policy acquisition costs	65.5	60.6
Non-insurance entity net operating loss	25.9	20.7
Other	13.3	12.6
Total deferred income tax assets	391.9	359.2
Deferred income tax liabilities:
Deferred policy acquisition costs	147.0	128.8
Basis adjustment on securities	123.9	118.0
Unrealized gains on investment securities (net of DAC and DSI adjustment: $60.9 and $119.2, respectively)	319.7	738.3
Other	3.2	3.0
Total deferred income tax liabilities	593.8	988.1
Net deferred income tax liability	$201.9	$628.9

As of December 31, 2013, the Company's non-insurance entities have gross federal net operating loss carry-forwards of $74.1, which are reflected in its deferred tax assets. These are due to expire under current law during 2028 through 2033.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Based on an analysis of the Company’s tax position, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2013 and 2012.
The Company includes penalties and interest accrued related to unrecognized tax benefits in the calculation of income tax expense. As of December 31, 2013, the Company has no unrecognized tax benefits and does not expect significant changes within the next year.
14. Commitments and Contingencies
Leases
The Company has office space and certain equipment under leases that expire at various dates through 2025, subject to certain renewal options. The Company accounts for these leases as operating leases.
Future minimum lease commitments, including cost escalation clauses, for the next five years and thereafter are as follows:

Lease Payments
2014	$6.0
2015	8.8
2016	9.3
2017	9.2
2018	9.0
Thereafter	61.6
Total	$103.9
 Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of December 31, 2013, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

Other Commitments
The Company has a service agreement with a third party service provider to outsource the majority of its information technology infrastructure. The initial term of the service agreement expires in July 2014, subject to early termination in certain cases, with two one-year extensions at the Company’s election. Under the terms of the service agreement, the Company agreed to pay an annual fixed service fee ranging from $10.6 to $11.4 for five years. The Company incurred service fee expenses of $13.4, $13.6 and $12.3 for the years ended December 31, 2013, 2012 and 2011, respectively, which included the fixed fee as well as a variable fee based on usage.
As of December 31, 2013 and 2012, unfunded mortgage loan commitments were $50.5 and $64.4, respectively. The Company had no other material commitments or contingencies as of December 31, 2013 and 2012.
15. Employee Benefit Plans
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) plan for all eligible employees that includes matching a participant’s contributions up to 6% of eligible compensation. The expense for the matching contributions was $6.6, $6.2 and $5.4 for the years ended December 31, 2013, 2012 and 2011, respectively.
Equity Plan
Under the Equity Plan, the Company has the ability to issue various types of awards, including restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares, performance units and other types of awards at the discretion of the board of directors.
During 2013, 2012 and 2011, the Company granted performance units to various members of management under the Equity Plan. The value of each performance unit is determined at the discretion of the Company’s board of directors based on the success of the Company over a three-year period. These are accounted for as liability awards, as the Company intends or is required to settle such awards in cash. The Company recognized $6.4, $4.7 and $2.5 in expense related to performance units granted under the Equity Plan for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also granted restricted stock and stock options under the Equity Plan, as discussed in Note 9.
16. Dividends
The Company’s insurance company subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay to their parent company in any consecutive 12-month period without regulatory approval. The aggregate amount of dividends for the current year is determined based on prior year’s statutory limits. Accordingly, Symetra Financial Corporation was eligible to receive dividends from its directly owned insurance company subsidiary, Symetra Life Insurance Company, during 2013 without obtaining regulatory approval, as long as the aggregate dividends paid over twelve months did not exceed $282.2. The total amount of dividends received by Symetra Financial Corporation from Symetra Life Insurance Company during 2013 was $195.0. Based on state regulations as of December 31, 2013, Symetra Financial Corporation is eligible to receive dividends from Symetra Life Insurance Company during 2014 without obtaining regulatory approval as long as the aggregate dividends paid over the 12 months preceding any dividend payment date in 2014 do not exceed $187.0. In January 2014, Symetra Financial Corporation received a $45.0 dividend that was declared in December 2013. More information about the capital requirements of the Company’s insurance company subsidiaries can be found in Note 17.
There are no regulatory restrictions on the ability of Symetra Financial Corporation to pay dividends. The declaration and payment of future dividends on common stock will be at the discretion of the Company’s board of directors and will be dependent on, and may be limited by, many factors including the receipt of dividends from the Company’s insurance company subsidiaries, the capital requirements of the Company’s insurance company subsidiaries, the Company’s financial conditions and operating results, compliance with covenants of the Company’s revolving credit facility, the Company’s credit and financial strength ratings, and such other factors as the board of directors deems relevant. More information about the covenants of the Company’s revolving credit facility can be found in Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

17. Statutory-Basis Information
The Company’s insurance company subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as accounting for investments, certain assets and deferred taxes on a different basis. Permitted statutory accounting practices encompass all accounting practices not so prescribed, which have been specifically allowed by state insurance authorities. The Company’s insurance company subsidiaries have no material permitted accounting practices.
The statutory net income (loss) and statutory capital and surplus for the Company’s insurance company subsidiaries are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Statutory net income (loss):
Symetra Life Insurance Company	$183.6	$252.3	$155.8
First Symetra National Life Insurance Company of New York	11.9	12.5	5.2
Symetra National Life Insurance Company	0.5	—	(0.3)
Statutory capital and surplus:
Symetra Life Insurance Company (1)	$1,869.7	$1,912.6	$1,822.8
First Symetra National Life Insurance Company of New York	96.7	85.9	74.6
Symetra National Life Insurance Company	10.0	9.5	9.5
_______________

(1)
Symetra Life Insurance Company’s surplus includes the surplus of its two wholly owned subsidiaries, First Symetra National Life Insurance Company of New York and Symetra National Life Insurance Company

Each of the insurance company subsidiaries’ state of domicile imposes minimum risk–based capital (RBC) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to the financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified correction action. As of December 31, 2013 and 2012 each of the Company’s insurance company subsidiaries exceeded the minimum RBC requirements of 200%, and maintained risk-based capital ratios in excess of 460%. The Company’s insurance company subsidiaries’ minimum statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $472.4 at December 31, 2013, of which 96.7% was attributable to Symetra Life Insurance Company.
The Company’s insurance company subsidiaries are subject to certain insurance department regulatory restrictions as to the payment of dividends to their parent company. More information on the restrictions on the payment of dividends can be found in Note 16.
18. Related Parties
The Company has an Investment Management Agreement, amended and restated on June 1, 2011, with White Mountains Advisors, LLC (WMA), a subsidiary of White Mountains Insurance Group, Ltd. White Mountains Insurance Group, Ltd. is a related party who beneficially owns 20,048,879 shares of the Company’s common stock. This agreement, as amended, provides for investment advisory services related to the Company’s invested assets and portfolio management services. Expenses amounted to $16.9, $16.0 and $15.5 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, amounts due to WMA were $4.3 and $3.9, respectively.
19. Segment Information
The Company offers a broad range of products and services that include retirement, group health and employee benefits and life insurance products. These operations are managed separately as three divisions, consisting of four business segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are Benefits, Deferred Annuities, Income Annuities, Individual Life and Other, described further below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

The primary profitability measure that management uses to manage segment results is pre-tax adjusted operating income (loss). Pre-tax adjusted operating income is defined as net income, excluding after-tax net realized investment gains (losses) that are not reflective of the performance of the Company's insurance operations. Excluded gains (losses) are associated with investment sales or disposal, other-than-temporary investment impairments, changes in the fair value of mark-to-market investments and derivative investments (except for certain S&P 500 options) and changes in the fair value of embedded derivatives related to our fixed indexed annuity product.
In the Deferred Annuities segment, certain net investment gains (losses) related to the FIA product sold in the late 1990s are considered related to the performance of insurance operations and included in the pre-tax adjusted operating income. This business credits interest to policyholder accounts based on equity market performance, which is recorded in interest credited. The Company purchases S&P 500 options to economically hedge exposure to this block of business, which are not designated for hedge accounting. The realized gains from these are used to meet these obligations.
Benefits Division

•
Benefits. Benefits offers products and services related to medical stop-loss insurance, limited benefit medical insurance, group life insurance, accidental death and dismemberment insurance and disability income insurance, mainly to employer groups.

Retirement Division

•	Deferred Annuities. Deferred Annuities offers fixed and variable deferred annuities, including fixed indexed annuities, to consumers who want to accumulate tax-deferred assets for retirement.

•
Income Annuities. Income Annuities offers single premium immediate annuities, or SPIAs, to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement. In addition, Income Annuities services a block of structured settlement policies sold to fund third party personal injury settlements. Income Annuities also offers funding services options to existing structured settlement clients.

Individual Life Division

•	Individual Life. Individual Life offers insurance products such as term and universal life insurance. Individual Life also offers institutional products including BOLI and variable COLI.
Non-Operating

•
Other. This segment consists of unallocated corporate income, which primarily includes investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to limited partnership interests, the results of small, non-insurance businesses that are managed outside of our divisions, and inter-segment elimination entries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

	For the Year Ended December 31, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$591.4	$—	$—	$35.8	$—	$627.2
Net investment income	20.9	565.3	397.9	280.4	20.5	1,285.0
Policy fees, contract charges, and other	14.1	22.2	2.6	136.3	16.5	191.7
Certain realized gains (losses)	—	5.1	—	—	—	5.1
Total operating revenues	626.4	592.6	400.5	452.5	37.0	2,109.0
Benefits and expenses:
Policyholder benefits and claims	393.4	0.2	—	69.3	—	462.9
Interest credited	—	337.7	343.0	253.0	(1.7)	932.0
Other underwriting and operating expenses	168.8	86.6	21.3	67.2	21.2	365.1
Interest expense	—	—	—	—	33.0	33.0
Amortization of DAC	—	60.8	3.9	7.7	—	72.4
Total benefits and expenses	562.2	485.3	368.2	397.2	52.5	1,865.4
Segment pre-tax adjusted operating income (loss)	$64.2	$107.3	$32.3	$55.3	$(15.5)	$243.6
Operating revenues	$626.4	$592.6	$400.5	$452.5	$37.0	$2,109.0
Add: Excluded realized gains (losses)	—	(11.2)	43.5	(7.8)	6.0	30.5
Total revenues	626.4	581.4	444.0	444.7	43.0	2,139.5
Total benefits and expenses	562.2	485.3	368.2	397.2	52.5	1,865.4
Income from operations before income taxes	$64.2	$96.1	$75.8	$47.5	$(9.5)	$274.1
As of December 31, 2013:
Total investments	$6.5	$12,562.0	$7,079.7	$5,938.7	$2,314.2	$27,901.1
Deferred policy acquisition costs	—	194.5	49.2	78.8	—	322.5
Goodwill	31.1	—	—	—	—	31.1
Separate account assets	—	836.2	—	142.2	—	978.4
Total assets	165.8	13,958.9	7,213.6	6,470.9	2,320.3	30,129.5
Future policy benefits, losses, claims and loss expense (1)	218.8	12,554.0	6,479.5	5,971.3	(22.9)	25,200.7
Other policyholders' funds	18.8	32.7	10.4	58.3	7.9	128.1
Notes payable	—	—	—	—	449.5	449.5
_______________

(1)	Includes funds held under deposit contracts, future policy benefits and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

	For the Year Ended December 31, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$568.8	$—	$—	$36.2	$—	$605.0
Net investment income	21.7	547.2	409.9	284.4	12.0	1,275.2
Policy fees, contract charges, and other	11.1	20.7	6.8	129.6	21.7	189.9
Certain realized gains (losses)	—	0.1	—	—	—	0.1
Total operating revenues	601.6	568.0	416.7	450.2	33.7	2,070.2
Benefits and expenses:
Policyholder benefits and claims	370.3	—	—	68.7	—	439.0
Interest credited	—	330.7	346.0	258.2	(2.1)	932.8
Other underwriting and operating expenses	160.8	80.3	22.6	67.7	29.1	360.5
Interest expense	—	—	—	—	32.8	32.8
Amortization of DAC	—	54.3	3.1	8.6	—	66.0
Total benefits and expenses	531.1	465.3	371.7	403.2	59.8	1,831.1
Segment pre-tax adjusted operating income (loss)	$70.5	$102.7	$45.0	$47.0	$(26.1)	$239.1
Operating revenues	$601.6	$568.0	$416.7	$450.2	$33.7	$2,070.2
Add: Excluded realized gains (losses)	(0.1)	4.3	9.4	(5.9)	23.3	31.0
Total revenues	601.5	572.3	426.1	444.3	57.0	2,101.2
Total benefits and expenses	531.1	465.3	371.7	403.2	59.8	1,831.1
Income (loss) from operations before income taxes	$70.4	$107.0	$54.4	$41.1	$(2.8)	$270.1
As of December 31, 2012:
Total investments	$16.0	$11,594.1	$7,476.2	$6,107.3	$2,362.8	$27,556.4
Deferred policy acquisition costs	—	62.1	45.0	48.7	—	155.8
Goodwill	31.1	—	—	—	—	31.1
Separate account assets	—	723.3	—	84.4	—	807.7
Total assets	181.8	12,562.4	7,672.9	6,598.5	2,445.3	29,460.9
Future policy benefits, losses, claims and loss expense (1)	210.1	11,050.3	6,557.5	5,828.2	(24.8)	23,621.3
Other policyholders' funds	21.3	13.1	9.1	63.2	7.2	113.9
Notes payable	—	—	—	—	449.4	449.4
_______________

(1)	Includes funds held under deposit contracts, future policy benefits and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

	For the Year Ended December 31, 2011
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$501.1	$—	$—	$39.4	$—	$540.5
Net investment income	18.1	527.6	413.1	288.5	23.6	1,270.9
Policy fees, contract charges, and other	14.1	20.3	1.8	124.1	20.4	180.7
Certain realized gains (losses)	—	(1.4)	—	—	—	(1.4)
Total operating revenues	533.3	546.5	414.9	452.0	44.0	1,990.7
Benefits and expenses:
Policyholder benefits and claims	316.1	0.2	—	65.1	—	381.4
Interest credited	—	322.5	353.0	253.0	(2.6)	925.9
Other underwriting and operating expenses	138.1	68.7	24.3	61.6	25.2	317.9
Interest expense	—	—	—	—	32.1	32.1
Amortization of DAC	—	59.3	2.5	7.0	—	68.8
Total benefits and expenses	454.2	450.7	379.8	386.7	54.7	1,726.1
Segment pre-tax adjusted operating income (loss)	$79.1	$95.8	$35.1	$65.3	$(10.7)	$264.6
Operating revenues	$533.3	$546.5	$414.9	$452.0	$44.0	$1,990.7
Add: Excluded realized gains (losses)	(0.1)	7.4	5.9	1.4	(6.0)	8.6
Total revenues	533.2	553.9	420.8	453.4	38.0	1,999.3
Total benefits and expenses	454.2	450.7	379.8	386.7	54.7	1,726.1
Income (loss) from operations before income taxes	$79.0	$103.2	$41.0	$66.7	$(16.7)	$273.2
As of December 31, 2011:
Total investments	$41.3	$10,681.4	$7,271.9	$5,893.5	$2,283.6	$26,171.7
Deferred policy acquisition costs	—	93.8	37.9	54.3	—	186.0
Goodwill	30.4	—	—	—	—	30.4
Separate account assets	—	713.8	—	82.0	—	795.8
Total assets	201.0	11,787.9	7,403.5	6,383.5	2,407.4	28,183.3
Future policy benefits, losses, claims and loss expense (1)	212.7	10,599.8	6,594.8	5,631.2	(26.9)	23,011.6
Other policyholders' funds	17.5	13.3	13.5	77.9	6.8	129.0
Notes payable	—	—	—	—	449.2	449.2
_______________

(1)	Includes funds held under deposit contracts, future policy benefits and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)

20. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for years ended December 31, 2013 and 2012 are summarized in the table below.

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2013:
Total revenues	$557.1	$513.2	$526.1	$543.1
Total benefits and expenses	473.7	458.2	472.9	460.6
Income from operations before income taxes	83.4	55.0	53.2	82.5
Net income	66.0	45.0	45.3	64.4
Net income per common share:
Basic (1)	0.48	0.34	0.38	0.55
Diluted (1)	0.48	0.34	0.38	0.55
2012:
Total revenues	$543.0	$508.4	$529.0	$520.8
Total benefits and expenses	441.7	451.0	461.5	476.9
Income from operations before income taxes	101.3	57.4	67.5	43.9
Net income	75.4	43.8	55.2	31.0
Net income per common share:
Basic (1)	$0.55	$0.32	$0.40	$0.22
Diluted (1)	$0.55	$0.32	$0.40	$0.22
_______________

(1)	Quarterly earnings per share amounts may not add up to the full year amounts due to share weighting and rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of December 31, 2013. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management of Symetra Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.
Limitations on Controls
Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Symetra Financial Corporation
We have audited Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Symetra Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Symetra Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symetra Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
February 25, 2014

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 pertaining to Directors will be set forth in the definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), under the captions “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The information required by this Item pertaining to Executive Officers appears in Item 1 — “Business — Executive Officers and Former Executive Officers” of this Annual Report on Form 10-K and will also be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, incorporated herein by reference.
The information required by this Item pertaining to the Company’s Code of Business Conduct, a “code of ethics” as defined under the rules of the SEC, will be set forth in the 2014 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.
The information required by this Item pertaining to the Company’s audit committee and audit committee financial expert will be set forth in the 2014 Proxy Statement under the captions “Board Committees — Audit Committee” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 is included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders under the captions “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders under the caption “Independent Auditor” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The information required herein is provided in Item 8 — “Financial Statements and Supplementary Data.”

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets — As of December 31, 2013 and 2012 (page 104)

•	Consolidated Statements of Income — Years ended December 31, 2013, 2012 and 2011 (page 105)

•	Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2013, 2012 and 2011 (page 106)

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2013, 2012 and 2011 (page 107)

•	Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011 (page 108)

•	Notes to Consolidated Financial Statements — Years ended December 31, 2013, 2012 and 2011 (pages 109 to 146)

2.	Financial schedules required to be filed by Items 8 and 15(d) of this report:

•	Schedule I — Summary of Investments – Other Than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
We omit other schedules from this list – and from this report – because they either are not applicable or the information is included in our consolidated financial statements.

3.	Exhibits: Refer to the Exhibit Index on page 158.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer
Date: February 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2014.

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

Schedule I
Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2013
(In millions)

	Cost or Amortized Cost	Fair Value	Amount as shown in Balance Sheet
Type of Investment:
Fixed maturities:
U.S. government and government agencies and authorities	$348.5	$344.4	$344.4
States, municipalities and political subdivisions	748.2	751.5	751.5
Foreign governments	98.5	99.7	99.7
Public utilities	1,748.7	1,852.4	1,852.4
Convertible bonds and bonds with warrants attached	53.6	50.0	50.0
All other corporate bonds	14,391.2	15,164.8	15,164.8
Mortgage-backed securities	4,576.7	4,768.1	4,768.1
Redeemable preferred stock	50.2	40.3	40.3
Total fixed maturities (1)	22,015.6	23,071.2	23,071.2
Marketable equity securities:
Public utilities	14.6	14.5	14.5
Banks, trusts, and insurance companies	191.7	212.7	212.7
Industrial, miscellaneous, and all other	262.8	315.6	315.6
Nonredeemable preferred stock	56.9	56.9	56.9
Total marketable equity securities (2)	526.0	599.7	599.7
Mortgage loans (3)	3,549.1	3,664.6	3,541.0
Policy loans	63.3	63.3	63.3
Other investments (4)	325.1	350.4	350.4
Total investments	$26,479.1	$27,749.2	$27,625.6
_______________

(1)
The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with an amortized cost and fair value of $245.7 and $266.5, respectively.

(2)
The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $6.0 and $9.0, respectively.

(3)
The amount shown in the consolidated balance sheet for mortgage loans differs from the cost presented above, as the amount in the consolidated balance sheet is presented net of a $8.1 allowance for loan losses.

(4)
The amount shown in the consolidated balance sheet for other investments differs from the fair value presented above, as the Company’s tax credit investments are presented at amortized cost in the consolidated balance sheet.

Schedule II
Condensed Statements of Financial Position
(Parent Company Only)
(In millions, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
Cash and investments:
Investments, at fair value (cost or amortized cost: $193.6 and $108.4, respectively)	$191.4	$109.0
Investments in subsidiaries	3,124.4	3,951.2
Cash and cash equivalents	8.5	2.3
Total cash and investments	3,324.3	4,062.5
Accrued investment income	46.0	0.3
Current and deferred income taxes	32.8	26.0
Receivables due from affiliates	7.3	2.4
Other assets	6.2	8.9
Total assets	$3,416.6	$4,100.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$449.5	$449.4
Other liabilities	25.2	20.6
Total liabilities	474.7	470.0
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,683,023 shares issued and 117,730,757 outstanding as of December 31, 2013 and 119,087,677 issued and outstanding as of December 31, 2012	1.2	1.2
Additional paid-in capital	1,464.6	1,459.3
Treasury stock, at cost; 6,952,266 and 0 shares as of December 31, 2013 and 2012, respectively	(93.4)	—
Retained earnings	975.9	798.4
Accumulated other comprehensive income, net of taxes	593.6	1,371.2
Total stockholders’ equity	2,941.9	3,630.1
Total liabilities and stockholders’ equity	$3,416.6	$4,100.1
 See accompanying notes.

Schedule II (continued)
Condensed Statements of Comprehensive Income (Loss)
(Parent Company Only)
(In millions)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Dividends from subsidiaries:
Symetra Life Insurance Company	$240.0	$80.0	$52.0
Other subsidiaries	24.1	5.8	8.5
Net investment income	5.9	5.0	6.7
Net realized investment gains (losses)	4.3	7.7	0.2
Total revenues	274.3	98.5	67.4
Expenses:
Interest expense	33.0	32.8	32.1
Operating expenses	2.7	2.2	3.6
Total expenses	35.7	35.0	35.7
Income from operations before income taxes	238.6	63.5	31.7
Income tax benefit	(8.6)	(7.4)	(9.7)
Income before equity in earnings of subsidiaries	247.2	70.9	41.4
Equity in earnings of subsidiaries:
Symetra Life Insurance Company	(11.6)	131.0	146.9
Other subsidiaries	(14.9)	3.5	7.5
Total equity in earnings of subsidiaries	(26.5)	134.5	154.4
Net income	$220.7	$205.4	$195.8
Other comprehensive income, net of taxes:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(2.1), $(1.6) and $2.8)	$(3.9)	$(3.0)	$5.2
Impact of cash flow hedges (net of taxes of $0.1, $0.0 and $0.0)	0.1	0.1	0.1
Other comprehensive income (loss) of subsidiaries (net of taxes of ($416.7), $186.7, $314.7)	(773.8)	346.8	584.4
Other comprehensive income (loss)	(777.6)	343.9	589.7
Total comprehensive income (loss)	$(556.9)	$549.3	$785.5
 See accompanying notes.

Schedule II (continued)
Condensed Statements of Cash Flows
(Parent Company Only)
(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$220.7	$205.4	$195.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	26.5	(134.5)	(154.4)
Net realized investment (gains) losses	(4.3)	(7.7)	(0.2)
Accrued investment income	(45.7)	—	—
Changes in accrued items and other adjustments, net	(5.8)	0.8	(6.9)
Total adjustments	(29.3)	(141.4)	(161.5)
Net cash provided by (used in) operating activities	191.4	64.0	34.3
Cash flows from investing activities
Purchases of investments	(138.7)	(131.9)	(20.7)
Maturities, calls, paydowns and other	1.1	1.1	3.2
Sales of investments	47.3	157.6	5.5
Return of capital (capital contributed)	34.4	(52.8)	11.4
Acquisitions	—	(2.0)	(2.0)
Other, net	5.6	(1.0)	0.2
Net cash used in investing activities	(50.3)	(29.0)	(2.4)
Cash flows from financing activities
Net proceeds from issuance of common stock	1.7	1.7	1.4
Cash dividends paid on common stock	(43.2)	(38.8)	(31.6)
Common stock repurchased	(93.4)	—	—
Net cash provided by (used in) financing activities	(134.9)	(37.1)	(30.2)
Net increase (decrease) in cash and cash equivalents	6.2	(2.1)	1.7
Cash and cash equivalents at beginning of period	2.3	4.4	2.7
Cash and cash equivalents at end of period	$8.5	$2.3	$4.4
Supplemental disclosures of cash flow information
Net cash paid (received) during the year for:
Interest	$31.5	$31.5	$31.1
Income taxes	(3.9)	(6.1)	(2.9)
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
2. Related Parties
The Parent Company received cash dividends of $219.1, $85.8 and $60.5 from its subsidiaries for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, in January 2014, the Parent Company received a $45.0 dividend that was declared in December 2013.

Exhibit Index

		Incorporate By Reference
Exhibit Number	Exhibit Title	Filed Herewith	Form	From Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation		S-1	3.1	333-162344	October 5, 2009
3.2	Form of Bylaws of Symetra Financial Corporation		S-1	3.2	333-162344	October 5, 2009
4.1	Specimen Common Stock Certificate		S-1/A	4.1	333-162344	December 29, 2009
4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank, dated March 30, 2006		S-1/A	4.2	333-162344	November 10, 2009
4.3	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 14, 2011		8-K	10.1	001-33808	December 16, 2011
4.4	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007		S-1	4.6	333-162344	October 5, 2009
4.5	Indenture between Symetra Financial Corporation and U.S. Bank National Association, as trustee, dated as of October 10, 2007		S-1	4.7	333-162344	October 5, 2009
9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004		S-1/A	9.1	333-162344	November 10, 2009
9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004		S-1	9.2	333-162344	October 5, 2009
9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004		S-1	9.3	333-162344	October 5, 2009
10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 † †		S-1/A	10.1	333-162344	December 29, 2009
10.2	Amendment No. 1 dated August 9, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 † †		10-Q	10.1	001-33808	August 12, 2010
10.3	Amendment No. 2 dated December 17, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 † †		10-K	10.3	001-33808	March 16, 2011
10.4	Amendment No. 3 dated September 6, 2012 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) † †		10-Q	10.2	001-33808	November 7, 2012
10.5
Amendment No. 4 dated January 1, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)
		X
10.6
Amendment No. 5 dated as of January 17, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) †
		X
10.7	Coinsurance Reinsurance Agreement, dated as of January 1, 1998 (the “RGA Agreement”), between Safeco Life Insurance Company and RGA Reinsurance Company (including the two Amendments to the RGA Agreement dated as of June 19, 2002, Amendment to the RGA Agreement dated as of September 23, 2002 and Addendum to the RGA Agreement dated as of August 12, 2003) ††		S-1/A	10.2	333-162344	October 26, 2009

10.8	Group Short Term Disability Reinsurance Agreement, dated as of January 1, 1999 (the “Short Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc. (including Amendment No. 1 to the Short Term Agreement dated as of July 1, 2006 and Amendment No. 2 to the Short Term Agreement dated as of December 8, 2006)	10-Q	10.2	001-33808	November 10, 2010
10.9	Amendment No. 3 to the Group Short Term Disability Reinsurance Agreement, dated as of January 19, 2011, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.	10-K	10.6	001-33808	March 16, 2011
10.10	Amendment No. 4 to the Group Short Term Disability Reinsurance Agreement, dated as of April 16, 2013, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.	10-Q	10.9	001-33808	May 3, 2013
10.11
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
		10-Q	10.3	001-33808	November 10, 2010
10.12	Amendment No. 6 to the Group Long Term Disability Reinsurance Agreement, dated as of January 19, 2011 (the “Long Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.	10-K	10.8	001-33808	March 16, 2011
10.13	Amendment No. 7 to the Group Long Term Disability Reinsurance Agreement, dated as of April 16, 2013 (the “Long Term Agreement”), between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.	10-Q	10.1	001-33808	May 3, 2013
10.14	Amendment No. 8 to the Group Long Term Disability Reinsurance Agreement, dated as of June 1, 2013, between Safeco Life Insurance Company and Reliance Standard Life Insurance Company, doing business as Custom Disability Solutions, successor to Duncanson & Holt Services, Inc.	10-Q	10.4	001-33808	August 2, 2013
10.15	Coinsurance Agreement, dated as of August 24, 2001, between Safeco Life Insurance Company and The Lincoln National Life Insurance Company ††	S-1/A	10.5	333-162344	October 26, 2009
10.16	Coinsurance Funds Withheld Reinsurance Agreement, dated as of December 1, 2001, between Safeco Life Insurance Company and Transamerica Insurance Company ††	S-1/A	10.6	333-162344	October 26, 2009
10.17	Investment Management Agreement by and between Prospector Partners, LLC and Symetra Financial Corporation, dated July 1, 2010	10-Q	10.7	001-33808	August 12, 2010
10.18	Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation, together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.1	001-33808	August 11, 2011

10.19	Amendment No. 1 dated April 1, 2012 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.1	001-33808	August 9, 2012
10.20	Amendment No. 2 dated September 30, 2013 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.3	001-33808	November 6, 2013
10.21
Agency Agreement, dated as of March 10, 2006, among Symetra Life Insurance Company, WM Financial Services, Inc. and WMFS Insurance Services, Inc. (including Addendum to the Agency Agreement dated as of February 22, 2007, Amendment to the Agency Agreement dated as of March 26, 2007, Amendment to the Agency Agreement dated as of July 17, 2007, Amendment to the Agency Agreement dated as of December 18, 2007, Amendment to the Agency Agreement dated as of September 15, 2008, Amendment to the Agency Agreement dated as of September 23, 2008, Addendum to the Agency Agreement dated as of September 23, 2008, Assignment of Agency Agreement between Symetra Life Insurance Company and WaMu Investments, Inc. (formerly WM Financial Services, Inc.) dated as of May 2, 2009 among Symetra Life Insurance Company, WaMu Investments, Inc. (formerly WM Financial Services, Inc.), WMFS Insurance Services, Inc. and Chase Insurance Agency, Inc., Amendment to the Agency Agreement dated as of May 2, 2009) † †
		S-1/A	10.8	333-162344	October 26, 2009
10.22	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.1	001-33808	November 9, 2011
10.23	Agency Agreement, dated as of September 26, 2006, among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) ††	S-1/A	10.9	333-162344	October 26, 2009
10.24	Amendments dated September 21, 2010 and January 1, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-K	10.16	001-33808	March 16, 2011
10.25	Amendments dated November 16, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-K	10.19	001-33808	February 29, 2012
10.26	Amendments dated March 5, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.2	001-33808	May 7, 2012
10.27	Amendments dated July 2, 2012 and September 1, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.1	001-33808	November 7, 2012
10.28	Amendment dated February 1, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.	10-Q	10.1	001-33808	May 3, 2013
10.29	Annuity Terms and Conditions Amendment dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.	10-Q	10.2	001-33808	May 3, 2013
10.30	Amendments dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.3	001-33808	May 3, 2013
10.31	Amendment dated September 30, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.	10-Q	10.1	001-33808	November 6, 2013

10.32	Amendment dated September 23, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††		10-Q	10.2	001-33808	November 6, 2013
10.33	Employment Agreement between Mr. Marra and Symetra Financial Corporation, dated June 7, 2010 **		8-K	10.1	001-33808	June 11, 2010
10.34	Annual Incentive Bonus Plan **		10-Q	10.14	001-33808	May 14, 2010
10.35	Amendment to the Symetra Financial Corporation Annual Incentive Bonus Plan **		8-K	10.3	001-33808	March 8, 2013
10.36	Symetra Financial Corporation Equity Plan (amended and restated on November 8, 2011) **		10-K	10.29	001-33808	February 29, 2012
10.37	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) **		10-Q	10.23	001-33808	May 14, 2010
10.38	Form of Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.21	001-33808	May 14, 2010
10.39	Amendment to 2011-2013 and 2012-2014 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.7	001-33808	May 3, 2013
10.40	Form of Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.6	001-33808	May 3, 2013
10.41	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2010-2012 Grant **		10-Q	10.22	001-33808	May 14, 2010
10.42	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2011-2013 Grant **		10-Q	10.1	001-33808	May 12, 2011
10.43	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2012-2014 Grant **		10-Q	10.1	001-33808	May 7, 2012
10.44	Amendment to 2011-2013 and 2012-2014 Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.8	001-33808	May 3, 2013
10.45	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2013-2015 Grant **		10-Q	10.4	001-33808	May 3, 2013
10.46	Amendment to Form of Stock Option Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.5	001-33808	May 3, 2013
10.47	Form of Director and Officer Indemnification Agreement **		S-1/A	10.2	333-162344	December 29, 2009
10.48	Restricted Stock Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 **		8-K	10.1	001-33808	February 23, 2011
10.49	Performance Unit Award Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 **		8-K	10.2	001-33808	February 23, 2011
10.50	Employment Agreement between Mr. Raymond and Symetra Financial Corporation, dated August 11, 2012 **		10-K	10.45	001-33808	February 26, 2013
10.51	Employment Agreement between Mr. Guilbert and Symetra Financial Corporation, dated August 30, 2010 **		10-K	10.46	001-33808	February 26, 2013
10.52	Symetra Financial Corporation Executive Severance Pay Plan		8-K	10.1	001-33808	March 8, 2013
10.53	Symetra Financial Corporation Senior Executive Change in Control Plan		8-K	10.2	001-33808	March 8, 2013
14.1	Code of Business Conduct		10-K	14.1	001-33808	March 9, 2010
21.1	Subsidiaries of Symetra Financial Corporation		S-1/A	21.1	333-162344	January 6, 2010
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Symetra Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
X
________________

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