Form 10-Q
period 2014-03-31
Symetra Financial CORP
filed 2014-05-09
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2014, the Registrant had 115,903,555 common voting shares outstanding, with a par value of $0.01 per share.

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

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans;

•	business and growth strategies, including prospective products, services and distribution partners, and statements about management’s intentions regarding those strategies; and

•	initiatives such as our stock repurchase program that are intended or expected to have various impacts upon our financial condition, results of operations, and liquidity and capital resources.
These statements are based on various assumptions and analyses made by the Company in light of of information currently known to management, and considering management's experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, or that could cause management to deviate from currently expected or intended courses of actions, including, among others:

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

•	changes in amortization of deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes, particularly ours but also of other companies in our industry sector;

•	retention of our key personnel and distribution partners;

•	the availability and cost of capital and financing;

•	the adequacy and collectibility of reinsurance that we have purchased, as well as the continued availability and cost of reinsurance coverage;

•	the continued availability of tax credit investments, and the continuation of current tax treatment of such investments;

•
changes in laws or regulations, or their interpretation, including those that could increase our business costs, reserve levels and required capital levels, or that could restrict the manner in which we do business;

•	the ability of subsidiaries to pay dividends to Symetra;

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•
our ability to maintain adequate telecommunications, information technology, or other operational systems, including our ability to prevent or timely detect and remediate any unauthorized access to or disclosure of our customer information and other sensitive business data;

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

•	the risks that are described in Part II, Item 1A — “Risk Factors” in this report; and Part I, Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART I – Financial Information
Item 1. Condensed Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $22,896.2 and $22,261.3, respectively)	$24,329.0	$23,337.7
Marketable equity securities, at fair value (cost: $119.4 and $129.0, respectively)	126.8	134.3
Trading securities:
Marketable equity securities, at fair value (cost: $376.7 and $403.0, respectively)	460.3	474.4
Mortgage loans, net	3,603.2	3,541.0
Policy loans	62.4	63.3
Investments in limited partnerships (includes $41.5 and $31.2 measured at fair value, respectively)	299.3	296.3
Other invested assets (includes $54.0 and $47.8 measured at fair value, respectively)	59.0	54.1
Total investments	28,940.0	27,901.1
Cash and cash equivalents	108.5	76.0
Accrued investment income	295.0	298.0
Reinsurance recoverables	313.0	310.8
Deferred policy acquisition costs	320.1	322.5
Receivables and other assets	213.9	242.7
Separate account assets	973.8	978.4
Total assets	$31,164.3	$30,129.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$25,140.5	$24,642.9
Future policy benefits	399.8	397.9
Policy and contract claims	150.1	159.9
Other policyholders’ funds	143.9	128.1
Notes payable	449.6	449.5
Deferred income tax liabilities, net	320.1	201.9
Other liabilities	391.2	229.0
Separate account liabilities	973.8	978.4
Total liabilities	27,969.0	27,187.6
Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 124,923,871 issued and 116,619,218 outstanding as of March 31, 2014; 124,683,023 issued and 117,730,757 outstanding as of December 31, 2013	1.2	1.2
Additional paid-in capital	1,466.3	1,464.6
Treasury stock, at cost; 8,304,653 and 6,952,266 shares as of March 31, 2014 and December 31, 2013, respectively	(119.9)	(93.4)
Retained earnings	1,043.4	975.9
Accumulated other comprehensive income, net of taxes	804.3	593.6
Total stockholders’ equity	3,195.3	2,941.9
Total liabilities and stockholders’ equity	$31,164.3	$30,129.5
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Premiums	$153.8	$157.0
Net investment income	324.4	323.7
Policy fees, contract charges, and other	46.6	49.9
Net realized gains (losses):
Total other-than-temporary impairment losses on securities	(1.1)	(2.6)
Less: portion recognized in other comprehensive income (loss)	—	0.6
Net impairment losses recognized in earnings	(1.1)	(2.0)
Other net realized gains (losses)	21.8	28.5
Net realized gains (losses)	20.7	26.5
Total revenues	545.5	557.1
Benefits and expenses:
Policyholder benefits and claims	101.2	119.5
Interest credited	234.2	235.3
Other underwriting and operating expenses	87.9	91.8
Interest expense	8.2	8.2
Amortization of deferred policy acquisition costs	19.9	18.9
Total benefits and expenses	451.4	473.7
Income from operations before income taxes	94.1	83.4
Provision (benefit) for income taxes:
Current	10.1	15.7
Deferred	4.7	1.7
Total provision for income taxes	14.8	17.4
Net income	$79.3	$66.0
Net income per common share:
Basic	$0.68	$0.48
Diluted	$0.68	$0.48
Weighted-average number of common shares outstanding:
Basic	117,460,386	138,093,261
Diluted	117,465,638	138,097,970
Cash dividends declared per common share	$0.10	$0.08
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$79.3	$66.0
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $127.0 and $(52.3))	235.9	(97.2)
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $0.0 and $(0.2))	—	(0.4)
Impact of net unrealized (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(11.8) and $8.1)	(21.8)	15.0
Impact of cash flow hedges (net of taxes of $(1.8) and $2.4)	(3.4)	4.5
Other comprehensive income (loss)	210.7	(78.1)
Total comprehensive income (loss)	$290.0	$(12.1)
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	66.0	—	66.0
Other comprehensive income (loss)	—	—	—	—	(78.1)	(78.1)
Stock-based compensation	—	1.4	—	—	—	1.4
Shares repurchased	—	—	(4.2)	—	—	(4.2)
Dividends declared	—	—	—	(11.0)	—	(11.0)
Balances as of March 31, 2013	$1.2	$1,460.7	$(4.2)	$853.4	$1,293.1	$3,604.2
Balances as of January 1, 2014	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Net income	—	—	—	79.3	—	79.3
Other comprehensive income (loss)	—	—	—	—	210.7	210.7
Stock-based compensation	—	1.7	—	—	—	1.7
Shares repurchased	—	—	(26.5)	—	—	(26.5)
Dividends declared	—	—	—	(11.8)	—	(11.8)
Balances as of March 31, 2014	$1.2	$1,466.3	$(119.9)	$1,043.4	$804.3	$3,195.3
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$79.3	$66.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(20.7)	(26.5)
Accretion and amortization of invested assets, net	22.0	17.8
Accrued interest on fixed maturities	(2.9)	(3.9)
Amortization and depreciation	6.2	7.3
Deferred income tax provision (benefit)	4.7	1.7
Interest credited on deposit contracts	234.2	235.3
Mortality and expense charges and administrative fees	(32.8)	(29.9)
Changes in:
Accrued investment income	3.0	(5.7)
Deferred policy acquisition costs, net	(21.4)	0.8
Future policy benefits	1.9	0.3
Policy and contract claims	(9.8)	(14.0)
Current income taxes	10.0	45.7
Other assets and liabilities	(13.0)	(19.1)
Other, net	1.0	0.9
Total adjustments	182.4	210.7
Net cash provided by (used in) operating activities	261.7	276.7
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(1,358.6)	(843.9)
Other invested assets and investments in limited partnerships	(34.7)	(9.5)
Issuances of mortgage loans	(117.6)	(137.6)
Maturities, calls, paydowns, and other repayments	418.6	483.8
Sales of:
Fixed maturities and marketable equity securities	521.6	414.3
Other invested assets and investments in limited partnerships	15.1	2.2
Repayments of mortgage loans	55.5	61.5
Other, net	(0.7)	12.2
Net cash provided by (used in) investing activities	(500.8)	(17.0)
Cash flows from financing activities
Policyholder account balances:
Deposits	758.7	390.2
Withdrawals	(445.5)	(423.1)
Cash dividends paid on common stock	(11.8)	(11.0)
Common stock repurchased	(22.7)	(3.7)
Other, net	(7.1)	(41.7)
Net cash provided by (used in) financing activities	271.6	(89.3)
Net increase (decrease) in cash and cash equivalents	32.5	170.4
Cash and cash equivalents at beginning of period	76.0	130.8
Cash and cash equivalents at end of period	$108.5	$301.2
Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	16.7	37.9
Investments in limited partnerships and capital obligations incurred	2.6	1.3
See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

1. Description of Business
Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employee benefits and life insurance markets. These products and services are marketed through financial institutions, benefits consultants, and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include fixed, fixed indexed, and variable deferred annuities, single premium immediate annuities, medical stop-loss insurance, limited benefit medical insurance, group life and disability income insurance, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI) and variable corporate-owned life insurance (COLI). The Company also services its block of structured settlement annuities.
The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as “Symetra” or “the Company.” The interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC).
2. Summary of Significant Accounting Policies
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
The provision for income taxes on the consolidated statements of income reflects the Company's estimated effective tax rate for the year. The difference between this rate and the U.S. federal income tax rate of 35% to income was primarily due to benefits from the Company's tax credit investments.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Financial results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2014.
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
Participating securities are those for which the instrument holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. These securities include restricted stock issued to the Company’s employees, as well as the Company’s warrants, which were previously exercisable for 18,975,744 common shares and were net-share settled on June 20, 2013. Participating securities are included in basic and diluted earnings per share, based on the application of the two-class method, for the portion of the period for which the securities were outstanding.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

For both the three months ended March 31, 2014 and 2013, stock options exercisable for 2,650,000 shares of common stock were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were anti-dilutive.
The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$79.3	$66.0
Denominator:
Weighted-average common shares outstanding – basic	117,460,386	138,093,261
Add: dilutive effect of certain equity instruments	5,252	4,709
Weighted-average common shares outstanding – diluted	117,465,638	138,097,970
Net income per common share:
Basic	$0.68	$0.48
Diluted	$0.68	$0.48

4. Investments
The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) represent the amount of cumulative non-credit OTTI losses recorded in AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of March 31, 2014
Fixed maturities:
U.S. government and agencies	$810.9	$6.1	$(4.1)	$812.9	$—
State and political subdivisions	730.9	24.5	(4.2)	751.2	—
Corporate securities	16,676.0	1,297.7	(120.0)	17,853.7	(14.0)
Residential mortgage-backed securities	2,682.7	130.9	(24.5)	2,789.1	(6.5)
Commercial mortgage-backed securities	1,428.5	93.9	(7.9)	1,514.5	—
Other debt obligations	567.2	42.2	(1.8)	607.6	—
Total fixed maturities	22,896.2	1,595.3	(162.5)	24,329.0	(20.5)
Marketable equity securities, available-for-sale	119.4	7.7	(0.3)	126.8	—
Total	$23,015.6	$1,603.0	$(162.8)	$24,455.8	$(20.5)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$348.5	$2.1	$(6.2)	$344.4	$—
State and political subdivisions	748.2	17.6	(14.3)	751.5	—
Corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	(14.9)
Residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	(6.8)
Commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	—
Other debt obligations	579.4	39.3	(3.7)	615.0	—
Total fixed maturities	22,261.3	1,352.6	(276.2)	23,337.7	(21.7)
Marketable equity securities, available-for-sale	129.0	5.9	(0.6)	134.3	—
Total	$22,390.3	$1,358.5	$(276.8)	$23,472.0	$(21.7)
The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of March 31, 2014
Fixed maturities:
U.S. government and agencies	$104.5	$(4.1)	9	$—	$—	—
State and political subdivisions	197.3	(4.1)	34	1.7	(0.1)	1
Corporate securities	2,384.5	(71.8)	199	370.1	(48.2)	47
Residential mortgage-backed securities	521.1	(21.2)	78	47.4	(3.3)	18
Commercial mortgage-backed securities	169.2	(6.2)	10	24.5	(1.7)	9
Other debt obligations	137.2	(1.7)	14	0.6	(0.1)	2
Total fixed maturities	3,513.8	(109.1)	344	444.3	(53.4)	77
Marketable equity securities, available-for-sale	17.8	(0.3)	18	—	—	—
Total	$3,531.6	$(109.4)	$362	$444.3	$(53.4)	$77

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$102.7	$(6.2)	9	$—	$—	—
State and political subdivisions	278.7	(13.9)	44	5.4	(0.4)	3
Corporate securities	3,621.5	(150.7)	258	263.5	(51.6)	42
Residential mortgage-backed securities	680.0	(33.0)	95	52.4	(4.4)	22
Commercial mortgage-backed securities	261.9	(11.4)	17	14.2	(0.9)	9
Other debt obligations	152.0	(3.6)	15	0.6	(0.1)	3
Total fixed maturities	5,096.8	(218.8)	438	336.1	(57.4)	79
Marketable equity securities, available-for-sale	39.7	(0.6)	21	—	—	—
Total	$5,136.5	$(219.4)	$459	$336.1	$(57.4)	$79
Based on National Association of Insurance Commissioners (NAIC) ratings as of March 31, 2014 and December 31, 2013, the Company held below-investment-grade fixed maturities with fair values of $1,217.6 and $1,267.5, respectively, and amortized costs of $1,171.3 and $1,229.7, respectively. These holdings amounted to 5.0% and 5.5% of the Company’s investments in fixed maturities at fair value as of March 31, 2014 and December 31, 2013, respectively.
The following table summarizes the amortized cost and fair value of fixed maturities as of March 31, 2014, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$733.8	$738.2
Over one year through five years	5,084.4	5,515.2
Over five years through ten years	8,730.6	9,044.8
Over ten years	3,789.5	4,245.8
Residential mortgage-backed securities	2,682.7	2,789.1
Commercial mortgage-backed securities	1,428.5	1,514.5
Other asset-backed securities	446.7	481.4
Total fixed maturities	$22,896.2	$24,329.0
The following table summarizes the Company’s net investment income:

	For the Three Months Ended March 31,
	2014	2013
Fixed maturities	$283.0	$284.6
Marketable equity securities, available-for-sale	1.0	0.6
Marketable equity securities, trading	3.0	3.1
Mortgage loans	50.1	44.9
Policy loans	0.9	0.9
Investments in limited partnerships	(6.7)	(4.4)
Other	1.4	2.0
Total investment income	332.7	331.7
Investment expenses	(8.3)	(8.0)
Net investment income	$324.4	$323.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

 The following table summarizes the Company’s net realized gains (losses):

	For the Three Months Ended March 31,
	2014	2013
Fixed maturities:
Gross gains on sales	$8.7	$1.8
Gross losses on sales	(1.8)	(8.1)
Net impairment losses recognized in earnings	(1.1)	(2.0)
Other (1)	(1.2)	(0.7)
Total fixed maturities	4.6	(9.0)
Marketable equity securities, trading (2)	19.7	33.0
Other (3)	(5.0)	2.1
Deferred policy acquisition costs and deferred sales inducement adjustment	1.4	0.4
Net realized gains (losses)	$20.7	$26.5
____________________

(1)
This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities held as of period end totaling $2.4 and $0.9 for the three months ended March 31, 2014 and 2013, respectively.

(2)	This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $13.8 and $27.2 for the three months ended March 31, 2014 and 2013, respectively.

(3)	This includes net gains (losses) on derivatives not designated for hedge accounting and other instruments.
Other-Than-Temporary Impairments
The Company’s review of investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate that a credit loss exists.
While all securities are monitored for impairment, the Company’s experience indicates that, under normal market conditions, securities for which the cost or amortized cost exceeds fair value by less than 20% do not typically represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security, the Company considers, among other factors:

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

•	Expected cash flows of the issuer;

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency;

•	Third-party guarantees; and

•	Additional available market information.
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
The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of any credit-related OTTI:

	As of March 31, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$2.2	$(0.9)	$33.3	$(12.3)
6 consecutive months or more	32.4	(17.4)	26.7	(18.4)
Total underwater by 20% or more	34.6	(18.3)	60.0	(30.7)
All other underwater fixed maturities	3,923.5	(144.2)	5,372.9	(245.5)
Total underwater fixed maturities	$3,958.1	$(162.5)	$5,432.9	$(276.2)
There were no marketable equity securities recorded as available-for-sale that were underwater by 20% or more as of March 31, 2014 or December 31, 2013.
The Company reviewed its available-for-sale fixed maturities with unrealized losses as of March 31, 2014 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater fixed maturities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. This conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
As of March 31, 2014 and December 31, 2013, the Company has evaluated the near-term prospects of its available-for-sale equity securities with unrealized losses in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it had the ability and intent to hold these investments until a recovery of fair value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) (OCI) were as follows:

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$23.1	$36.2
Increases recognized in the current period:
For which an OTTI was previously recognized	—	0.4
Decreases attributable to:
Securities sold or paid down during the period	(1.3)	(2.6)
Balance, end of period	$21.8	$34.0
5. Mortgage Loans
The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all mortgaged properties are inspected annually. The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturity. As of March 31, 2014, the three states with the largest concentrations of the Company’s commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 29.5%, 11.3% and 8.8% of the total portfolio, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following table sets forth the Company’s mortgage loans by risk category:

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,193.5	60.8%	$2,195.1	61.9%
Medium risk	851.5	23.6	843.5	23.8
Higher risk	562.0	15.6	506.3	14.3
Credit quality indicator total	3,607.0	100.0%	3,544.9	100.0%
Loans specifically evaluated for impairment (1)	2.0		2.0
Other (2)	(5.8)		(5.9)
Total	$3,603.2		$3,541.0
________________

(1)	As of March 31, 2014 and December 31, 2013, reserve amounts of $0.2 and $0.2, respectively, were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
In developing its portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category and considers its past loan experience, commercial real estate market conditions, and third-party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan’s LTV ratio and DSCR is updated annually, primarily during the third quarter. In developing its provision for specifically identified loans, a market valuation on the collateral is performed to determine if a reserve is necessary.
The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Three Months Ended March 31,
	2014	2013
Allowance at beginning of period	$8.1	$7.9
Provision for specific loans	—	0.2
Provision for loans not specifically identified	—	—
Charge-offs	—	—
Allowance at end of period	$8.1	$8.1
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of both March 31, 2014 and December 31, 2013, no loans were considered non-performing.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

6. Derivative Instruments
The following table sets forth the fair value of the Company’s derivative instruments. In the consolidated balance sheets, derivative contracts in an asset position are included in other invested assets, derivative contracts in a liability position are included in other liabilities, and embedded derivative liabilities are included in funds held under deposit contracts.

	As of March 31, 2014			As of December 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$97.1	$4.8	$—	$97.1	$4.6	$—
Foreign currency swaps	447.8	—	34.0	440.4	—	28.4
Total derivatives designated as hedges	$544.9	$4.8	$34.0	$537.5	$4.6	$28.4
Derivatives not designated as hedges:
Equity index options	$1,250.0	$44.9	$0.5	$1,060.9	$38.8	$1.6
Foreign currency forwards	11.7	—	—	49.3	0.3	0.4
Embedded derivatives	—	—	121.3	—	—	92.1
Other derivatives	117.1	0.5	—	66.0	0.3	—
Total derivatives not designated as hedges	1,378.8	45.4	121.8	1,176.2	39.4	94.1
Total derivatives	$1,923.7	$50.2	$155.8	$1,713.7	$44.0	$122.5
Collateral Arrangements and Offsetting of Financial Instruments
The Company’s derivative contracts are typically governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement, except for foreign currency forwards which do not require an ISDA. For each ISDA, the Company and the counterparty have also entered into a credit support annex (“CSA”) to reduce the risk of counterparty default in derivative transactions by requiring the posting of cash collateral or other financial assets. The CSA requires either party to post collateral when net exposures from all derivative contracts between the parties exceed pre-determined contractual thresholds, which vary by counterparty. The amount of net exposure is the difference between the derivative contract’s fair value and the fair value of the collateral held for such agreements with each counterparty. Collateral amounts required to be posted or received are determined daily based on the net exposure with each counterparty under a master netting agreement. The Company does not offset recognized collateral amounts posted or received against the fair value amounts recognized for derivative contracts.
In the consolidated balance sheets, the Company recognizes cash collateral received in cash and cash equivalents and the obligation to return cash collateral in other liabilities. Non-cash collateral received is not recognized in the consolidated balance sheets. In the event of default, the counterparty relinquishes claim to the assets pledged as collateral, and the Company recognizes the collateral as its own asset recorded at fair value, or, in the case of cash collateral, derecognizes its obligation to return collateral.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:

	As of March 31, 2014
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$5.4	$—	$—	$5.4
B	13.5	—	—	13.5
C	16.3	—	(15.7)	0.6
D	11.3	—	(9.5)	1.8
Other	3.7	—	(1.7)	2.0
Total derivative assets	$50.2	$—	$(26.9)	$23.3

	As of March 31, 2014
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$6.5	$(0.9)	$—	$5.6
B	20.3	(7.5)	(0.6)	12.2
E	6.1	(4.1)	—	2.0
Other	1.6	—	—	1.6
Total derivative liabilities (1)	$34.5	$(12.5)	$(0.6)	$21.4
_______________________

(1)	Excludes $121.3 of embedded derivatives which have no counterparty.

	As of December 31, 2013
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$4.4	$—	$(0.2)	$4.2
B	11.0	—	(3.0)	8.0
C	17.7	—	(17.4)	0.3
D	9.1	—	(6.9)	2.2
Other	1.8	—	—	1.8
Total derivative assets	$44.0	$—	$(27.5)	$16.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	As of December 31, 2013
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$5.3	$—	$—	$5.3
B	16.9	—	(0.2)	16.7
E	5.1	(2.8)	—	2.3
Other	3.1	—	—	3.1
Total derivative liabilities (1)	$30.4	$(2.8)	$(0.2)	$27.4
_______________________

(1)	Excludes $92.1 of embedded derivatives which have no counterparty.
Derivatives Designated as Hedges
The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	For the Three Months Ended March 31,
	2014	2013
Interest rate swaps	$0.8	$(0.3)
Foreign currency swaps	(5.7)	8.2
Total	$(4.9)	$7.9
See Note 9 for amounts reclassified out of AOCI into net income for the three months ended March 31, 2014 and 2013. The Company expects to reclassify net gains of $1.4 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.
As of March 31, 2014, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately ten years. The Company recorded no ineffectiveness for cash flow hedging relationships for the three months ended March 31, 2014 and 2013.
Derivatives Not Designated as Hedges
The following table shows the effect of derivatives not designated as hedges on the consolidated statements of income, which is recorded in net realized gains (losses):

	For the Three Months Ended March 31,
	2014	2013
Equity indexed options	$3.9	$3.2
Foreign currency forwards	—	1.6
Embedded derivatives	(6.3)	(2.0)
Other derivatives	0.1	(0.2)
Total	$(2.3)	$2.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

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

	As of March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$812.9	$812.9	$—	$812.9	$—
State and political subdivisions	751.2	751.2	—	751.2	—
Corporate securities	17,853.7	17,853.7	—	17,761.6	92.1
Residential mortgage-backed securities	2,789.1	2,789.1	—	2,788.9	0.2
Commercial mortgage-backed securities	1,514.5	1,514.5	—	1,509.0	5.5
Other debt obligations	607.6	607.6	—	544.7	62.9
Total fixed maturities, available-for-sale	24,329.0	24,329.0	—	24,168.3	160.7
Marketable equity securities, available-for-sale	126.8	126.8	68.2	58.6	—
Marketable equity securities, trading	460.3	460.3	460.0	—	0.3
Investments in limited partnerships, private equity funds	41.5	41.5	—	—	41.5
Other invested assets:
Equity indexed options	44.9	44.9	—	42.4	2.5
Other	9.1	9.1	0.6	5.2	3.3
Total other invested assets	54.0	54.0	0.6	47.6	5.8
Total investments carried at fair value	25,011.6	25,011.6	528.8	24,274.5	208.3
Separate account assets	973.8	973.8	973.8	—	—
Total assets at fair value	$25,985.4	$25,985.4	$1,502.6	$24,274.5	$208.3
Financial liabilities:
Embedded derivatives	$121.3	$121.3	$—	$—	$121.3
Foreign currency swaps	34.0	34.0	—	34.0	—
Total liabilities at fair value	$155.3	$155.3	$—	$34.0	$121.3

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,603.2	$3,785.7	$—	$—	$3,785.7
Investments in limited partnerships, tax credit investments	257.8	224.7	—	224.7	—
Cash and cash equivalents	108.5	108.5	108.5	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$12,420.7	$12,332.0	$—	$—	$12,332.0
Income annuities	6,536.2	7,924.6	—	—	7,924.6
Notes payable:
Capital Efficient Notes (CENts)	149.9	157.5	—	157.5	—
Senior notes	299.7	319.1	—	319.1	—
_______________________

(1)	The carrying value of this balance excludes $6,183.6 of liabilities related to insurance contracts and embedded derivatives.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

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
_________________

(1)	The carrying value of this balance excludes $6,111.6 of liabilities related to insurance contracts and embedded derivatives.
Financial Instruments Measured at Fair Value on a Recurring Basis
Fixed Maturities
The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third-party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of March 31, 2014 and December 31, 2013, respectively, pricing services provided prices for 96.7% and 96.6% of the Company’s fixed maturities.
The Company analyzes the prices received from the pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. The Company also performs procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

periodic due diligence procedures, including quarterly deep-dive analyses, monthly price fluctuation analyses, and corroboration of prices by obtaining secondary pricing quotes for selected securities. Based upon its analyses, the Company generally does not adjust prices obtained from the pricing services.

The pricing services provide prices where observable inputs are available, utilizing evaluated pricing models that vary by asset class. If sufficient objectively verifiable information about a security’s valuation is not available, the pricing services will not provide a valuation for the security. In these situations, the security’s fair value is determined using internal pricing models.
As of March 31, 2014, the Company had $683.3 or 2.8%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $649.8, or 95.1%, as Level 2 measurements as of March 31, 2014. As of December 31, 2013, the Company had $653.7, or 2.8%, of its fixed maturities invested in private placement securities, of which $635.6, or 97.2%, were classified as Level 2 measurements.
Corporate Securities
As of March 31, 2014 and December 31, 2013, the fair value of the Company’s corporate securities classified as Level 2 measurements was $17,761.6 and $17,324.4, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of March 31, 2014			As of December 31, 2013
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,329.1	18.7%	220	$3,237.3	18.7%	223
Consumer staples	2,733.4	15.4	157	2,681.6	15.5	159
Consumer discretionary	2,223.4	12.5	189	2,184.7	12.6	184
Utilities	1,949.8	11.0	148	1,897.9	11.0	146
Financial	1,894.5	10.7	157	1,819.2	10.5	158

Weighted-average coupon rate	5.51%			5.60%
Weighted-average remaining years to contractual maturity	9.4			9.6
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
As of March 31, 2014 and December 31, 2013, $538.3, or 3.0%, and $523.5, or 3.0%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 25 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation.
Residential Mortgage-backed Securities
As of March 31, 2014 and December 31, 2013, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,788.9 and $2,755.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.33% and 4.39% as of March 31, 2014 and December 31, 2013, respectively.
Level 2 RMBS securities are priced by pricing services that utilize evaluated pricing models. Because many RMBS do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

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
Agency securities comprised 89.5% and 89.2% of the Company’s Level 2 RMBS as of March 31, 2014 and December 31, 2013, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of March 31, 2014		As of December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$52.0	17.7%	$42.5	14.3%
AA through BBB	79.1	26.9	88.0	29.5
BB & below	163.0	55.4	167.8	56.2
Total non-agency RMBS	$294.1	100.0%	$298.3	100.0%
Non-agency RMBS with super senior subordination	$184.2	62.6%	$178.3	59.8%
As of March 31, 2014 and December 31, 2013, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.0% and 8.8%, respectively. As of March 31, 2014 and December 31, 2013, $100.8 and $110.3, or 34.3% and 37.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
As of March 31, 2014 and December 31, 2013, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,509.0 and $1,512.6, respectively. The weighted-average coupon rate on these securities was 4.78% and 4.82% as of March 31, 2014 and December 31, 2013, respectively.
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
The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 84.3% and 83.3% of Level 2 CMBS as of March 31, 2014 and December 31, 2013, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 32.0% and 31.4% as of March 31, 2014 and December 31, 2013, respectively, and 98.8% and 98.7% were in the most senior tranche as of March 31, 2014 and December 31, 2013, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of March 31, 2014	As of December 31, 2013
	% of Total	% of Total
Significant underlying collateral locations:
New York	21.8%	21.8%
California	11.6	11.7
Florida	7.7	7.5
Texas	7.1	7.3
Significant underlying collateral property types:
Office buildings	31.7%	32.6%
Retail shopping centers	30.7	31.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Equity Indexed Options
Equity indexed options consist primarily of Standard & Poor’s 500 Index® (“S&P 500”) options. As of March 31, 2014, the fair value of these indexed options was determined using option pricing models. Significant inputs include index implied volatilities, index dividend yields, index prices, a risk-free rate, option term and option strike price. As these inputs are considered observable, the indexed options are classified as Level 2.
Separate Accounts
Separate account assets are primarily invested in mutual funds with published net asset values (NAVs), which are classified as Level 1 measurements.
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
Foreign Currency Swaps
Foreign currency swaps are valued using an income approach. These swaps are priced utilizing a discounted cash flow model. The significant inputs include the projected cash flows, currency spot rates, swap yield curve and cross currency basis curve. These are considered observable inputs, and as such are classified as Level 2 measurements.
Other Financial Instruments Subject to Fair Value Disclosure Requirements
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents, which are reported at cost and approximate fair value, were $13.8 and $37.8 as of March 31, 2014 and December 31, 2013, respectively. These are classified as Level 1 measurements.
The fair value of the Company’s mortgage loans are measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities. Because these estimates utilize significant unobservable inputs, mortgage loans are classified as a Level 3 measurement.
The fair value of the Company’s investments in limited partnerships associated with tax credit investments are estimated based on the discounted cash flows over the remaining life of the tax credits, using the original internal rate of return for each investment. As these inputs are considered observable, investments in limited partnerships are classified as a Level 2 measurement.
The fair values of funds held under deposit contracts related to investment-type contracts are estimated based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a nonperformance risk spread. Because these estimates utilize significant unobservable inputs, the Company classifies funds held under deposit contracts as a Level 3 measurement.
The fair value of the Company’s notes payable is determined by an independent pricing service utilizing evaluated pricing models, consistent with how fair value was determined for the majority of its corporate securities. The use of observable inputs resulted in the classification of notes payable as a Level 2 measurement.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three months ended March 31, 2014:

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2014	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of March 31, 2014
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.4	$—	$—	$(17.4)	$—	$—	$—	$—	$—
Corporate securities	28.0	24.5	—	39.0	(3.0)	—	3.6	—	92.1
Residential mortgage-backed securities	0.2	—	—	—	—	—	—	—	0.2
Commercial mortgage-backed securities	5.8	—	—	—	(0.3)	—	—	—	5.5
Other debt obligations	128.8	—	—	(66.7)	(0.4)	—	1.2	—	62.9
Total fixed maturities, available-for-sale	180.2	24.5	—	(45.1)	(3.7)	—	4.8	—	160.7
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	31.2	10.3	—	—	—	—	—	—	41.5
Other invested assets:
Equity indexed options	38.8	0.9	—	(36.7)	(0.4)	(3.0)	—	2.9	2.5
Other	3.2	—	—	—	—	0.1	—	—	3.3
Total other invested assets	42.0	0.9	—	(36.7)	(0.4)	(2.9)	—	2.9	5.8
Total Level 3 assets	$253.7	$35.7	$—	$(81.8)	$(4.1)	$(2.9)	$4.8	$2.9	$208.3
Financial Liabilities:
Embedded derivatives	$92.1	$23.0	$(0.1)	$—	$—	$6.3	$—	$—	$121.3
Total Level 3 liabilities	$92.1	$23.0	$(0.1)	$—	$—	$6.3	$—	$—	$121.3
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $39.0 for the three months ended March 31, 2014. Gross transfers out of Level 3 were $120.8 for the three months ended March 31, 2014, of which $84.1 were related to fixed maturities for which observable inputs became available. Additionally, transfers out included a change in valuation methodology for equity indexed options during the first quarter of 2014 to a method that uses significant observable inputs. Such securities are now classified as Level 2.

(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(4)
Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized gains (losses). Amounts shown for financial liabilities are (gains) losses in net income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three months ended March 31, 2013:

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2013	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of March 31, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$38.9	$—	$—	$—	$(13.0)	$—	$0.2	$(0.1)	$26.0
Residential mortgage-backed securities	—	—	—	0.2	—	—	—	—	0.2
Commercial mortgage-backed securities	18.8	—	—	—	(3.7)	—	(0.3)	—	14.8
Other debt obligations	73.0	5.5	—	—	—	—	(1.0)	—	77.5
Total fixed maturities, available-for-sale	130.7	5.5	—	0.2	(16.7)	—	(1.1)	(0.1)	118.5
Marketable equity securities, available-for-sale	5.0	—	—	—	—	—	—	—	5.0
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	28.6	0.6	—	—	(1.1)	0.5	—	—	28.6
Other invested assets	7.8	4.5	—	—	(1.0)	3.0	—	0.3	14.6
Total Level 3 assets	$172.3	$10.6	$—	$0.2	$(18.8)	$3.5	$(1.1)	$0.2	$166.9
Financial Liabilities:
Embedded derivatives	14.1	5.9	(0.1)	—	—	2.0	—	—	21.9
Total Level 3 liabilities	$14.1	$5.9	$(0.1)	$—	$—	$2.0	$—	$—	$21.9
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.2 for the three months ended March 31, 2013. Gross transfers out of Level 3 were $0.0 for the three months ended March 31, 2013.

(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(4)
Realized and unrealized gains and losses for investments in limited partnerships are included in net investment income. All other realized and unrealized gains and losses recognized in net income are included in net realized gains (losses). Amounts shown for financial liabilities are (gains) losses in net income.

8. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended March 31,
	2014	2013
Unamortized balance at beginning of period	$419.9	$367.9
Deferral of acquisition costs	40.2	17.9
Adjustments for realized (gains) losses	1.1	0.2
Amortization — excluding unlocking	(15.5)	(15.5)
Amortization — impact of assumption and experience unlocking	(4.4)	(3.4)
Unamortized balance at end of period	441.3	367.1
Accumulated effect of net unrealized gains	(121.2)	(195.0)
Balance at end of period	$320.1	$172.1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Three Months Ended March 31,
	2014	2013
Unamortized balance at beginning of period	$154.8	$153.4
Capitalizations	9.6	13.3
Adjustments for realized (gains) losses	0.3	0.2
Amortization — excluding unlocking	(10.6)	(10.3)
Amortization — impact of assumption and experience unlocking	(3.8)	(2.5)
Unamortized balance at end of period	150.3	154.1
Accumulated effect of net unrealized gains	(86.5)	(122.5)
Balance at end of period	$63.8	$31.6
9. Stockholders' Equity
The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three months ended March 31, 2014:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2014	$737.8	$(14.2)	$(113.1)	$(16.9)	$593.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	237.1	—	(20.9)	(3.2)	213.0
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.5)	(0.5)
Foreign currency swaps	—	—	—	0.2	0.2
Net realized (gains) losses	(3.0)	1.2	(1.4)	—	(3.2)
Total provision (benefit) for income taxes	1.0	(0.4)	0.5	0.1	1.2
Total reclassifications from AOCI, net of taxes	(2.0)	0.8	(0.9)	(0.2)	(2.3)
Other comprehensive income (loss) after reclassifications	235.1	0.8	(21.8)	(3.4)	210.7
Balance as of March 31, 2014	$972.9	$(13.4)	$(134.9)	$(20.3)	$804.3
___________________

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $127.6, $0.0, $(11.3), $(1.7) and $114.6, respectively, for the three months ended March 31, 2014.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).

(3)	See Note 8 for the adjustment for the accumulated effect of net unrealized gains separately presented for DAC and DSI.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three months ended March 31, 2013:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI (3)	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(106.3)	(0.4)	15.3	5.1	(86.3)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.5)	(0.5)
Foreign currency swaps	—	—	—	(0.5)	(0.5)
Net realized (gains) losses	10.3	3.7	(0.4)	—	13.6
Total provision (benefit) for income taxes	(3.6)	(1.3)	0.1	0.4	(4.4)
Total reclassifications from AOCI, net of taxes	6.7	2.4	(0.3)	(0.6)	8.2
Other comprehensive income (loss) after reclassifications	(99.6)	2.0	15.0	4.5	(78.1)
Balance as of March 31, 2013	$1,510.6	$(17.6)	$(206.4)	$6.5	$1,293.1
___________________

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $(57.2), $(0.2), $8.2, $2.8 and $(46.4), respectively, for the three months ended March 31, 2013.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).

(3)	See Note 8 for the adjustment for the accumulated effect of net unrealized gains separately presented for DAC and DSI.
Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2013	119,087,677
Common stock issued (1)	5,300,569
Restricted stock issued, net	254,579
Employee stock purchase plan shares issued	133,122
Common stock repurchased (2)	(7,045,190)
Balance as of December 31, 2013	117,730,757

Balance as of January 1, 2014	117,730,757
Common stock issued	—
Restricted stock issued, net	200,723
Employee stock purchase plan shares issued	42,067
Common stock repurchased (2)	(1,354,329)
Balance as of March 31, 2014	116,619,218
_____________________

(1)	Includes 5,297,758 shares of common stock issued from the settlement of warrants.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

10. Stock-Based Compensation
The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2014	650,197	$11.53
Shares granted	206,940	20.27
Shares vested	(7,095)	10.79
Shares forfeited	(6,217)	11.96
Outstanding as of March 31, 2014	843,825	$13.68
11. Commitments and Contingencies
Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of March 31, 2014, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
Other Commitments and Contingencies
The Company has a service agreement with a third-party service provider to outsource the majority of its information technology infrastructure. On March 3, 2014, the Company elected to extend its initial five-year term of the service agreement for a 12-month renewal period, which expires July 31, 2015. The material terms of the agreement remain unchanged.
As of March 31, 2014, the Company had no other material changes to its commitments or contingencies since December 31, 2013.
12. Segment Information
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	For the Three Months Ended March 31, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$145.0	$—	$—	$8.8	$—	$153.8
Net investment income	5.0	150.1	97.0	70.9	1.4	324.4
Policy fees, contract charges, and other	3.9	5.9	0.2	36.2	0.4	46.6
Certain realized gains (losses)	—	(0.2)	—	—	—	(0.2)
Total operating revenues	153.9	155.8	97.2	115.9	1.8	524.6
Benefits and expenses:
Policyholder benefits and claims	82.8	0.1	—	18.3	—	101.2
Interest credited	—	87.5	82.0	65.2	(0.5)	234.2
Other underwriting and operating expenses	43.2	21.1	4.8	18.2	0.6	87.9
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	0.1	16.9	1.0	1.9	—	19.9
Total benefits and expenses	126.1	125.6	87.8	103.6	8.3	451.4
Segment pre-tax adjusted operating income (loss)	$27.8	$30.2	$9.4	$12.3	$(6.5)	$73.2
Operating revenues	$153.9	$155.8	$97.2	$115.9	$1.8	$524.6
Add: Excluded realized gains (losses)	—	(4.9)	24.2	2.5	(0.9)	20.9
Total revenues	153.9	150.9	121.4	118.4	0.9	545.5
Total benefits and expenses	126.1	125.6	87.8	103.6	8.3	451.4
Income from operations before income taxes	$27.8	$25.3	$33.6	$14.8	$(7.4)	$94.1
As of March 31, 2014:
Total assets	$169.4	$14,625.7	$7,438.9	$6,586.6	$2,343.7	$31,164.3

	For the Three Months Ended March 31, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$148.0	$—	$—	$9.0	$—	$157.0
Net investment income	5.1	143.2	101.7	69.2	4.5	323.7
Policy fees, contract charges, and other	3.5	5.8	1.9	33.1	5.6	49.9
Certain realized gains (losses)	—	0.9	—	—	—	0.9
Total operating revenues	156.6	149.9	103.6	111.3	10.1	531.5
Benefits and expenses:
Policyholder benefits and claims	101.4	—	—	18.1	—	119.5
Interest credited	—	82.9	88.5	64.2	(0.3)	235.3
Other underwriting and operating expenses	41.7	21.7	5.4	16.0	7.0	91.8
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	—	16.2	0.9	1.8	—	18.9
Total benefits and expenses	143.1	120.8	94.8	100.1	14.9	473.7
Segment pre-tax adjusted operating income (loss)	$13.5	$29.1	$8.8	$11.2	$(4.8)	$57.8
Operating revenues	$156.6	$149.9	$103.6	$111.3	$10.1	$531.5
Add: Excluded realized gains (losses)	—	2.5	17.7	(0.2)	5.6	25.6
Total revenues	156.6	152.4	121.3	111.1	15.7	557.1
Total benefits and expenses	143.1	120.8	94.8	100.1	14.9	473.7
Income (loss) from operations before income taxes	$13.5	$31.6	$26.5	$11.0	$0.8	$83.4
As of March 31, 2013:
Total assets	$151.5	$12,739.2	$7,607.5	$6,597.8	$2,491.8	$29,587.8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

13. Subsequent Events
On May 9, 2014, the Company declared a dividend of $0.10 per common share, or approximately $11.6 in total, to shareholders of record on May 23, 2014. The dividend will be paid on or about June 6, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Forward-Looking Statements.” You should read the following discussion in conjunction with Item 1 – “Condensed Financial Statements” included in this Form 10-Q, and our Annual Report for the year ended December 31, 2013, filed with the SEC on February 25, 2014 (“2013 10-K”), as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.
Management considers certain non-GAAP financial measures to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 – “Management’s Discussion and Analysis of Financial Condition – Use of non-GAAP Financial Measures” in our 2013 10-K.
All dollar and share amounts, except per share data, are in millions unless otherwise stated.
Overview
We are a financial services company in the life insurance industry providing employee benefits, annuities and life insurance products and services through a national network of benefits consultants, financial institutions and independent agents and advisers. Our operations date back to 1957, and while we have been expanding our distribution partnerships, many of our current relationships have been in place for decades.
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

•
Income Annuities. We offer single premium immediate annuities (SPIAs) to customers seeking a reliable source of retirement income or protection against outliving their assets during retirement. We also service our block of structured settlement policies and offer funding services options to existing structured settlement clients.

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
See Note 12 to the accompanying unaudited interim condensed consolidated financial statements for the financial results of our segments. Our segments and operations are further described in Item 1 – Business of our 2013 10-K.
Executive Summary
Net income for the three months ended March 31, 2014 increased to $79.3, from $66.0 in the same period in 2013, driven by higher pretax operating income and a lower effective tax rate due to benefits from our tax credit investments. Significant developments include the following:

•
Benefits Division: Our loss ratio was 57.1% for the period mainly due to favorable claims experience in our medical stop-loss business. We expect the loss ratio for the remaining three quarters of 2014 to fall within our target range.

•
Retirement Division: Higher FIA account values delivered a significant earnings contribution this quarter. FIA account values grew to $2.08 billion from $0.54 billion in the prior year, driven by strong sales. Total account values in our Deferred Annuities segment grew to $13.87 billion. In our Income Annuities segment, we had favorable mortality experience, posting gains of $5.3 compared to $1.0 in the first quarter of 2013.

•	Individual Life Division: Our expanded distribution relationships in the BGA market have resulted in continued strong sales, primarily of our universal life product.

•	Capital actions: We repurchased a total of 1.4 million shares during the quarter and declared a March dividend of $0.10 per share.

Business Strategy
We remain focused on increasing adjusted operating income and cash flows and improving our operating ROAE over time. Our strategies are outlined in our 2013 10-K, in Item 1 — “Business – Our strategies” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business strategy.”
Recent developments in the strategies we have outlined include the following:

•
Benefits Division: We continue to develop our strategy to place all of our employee benefits products on the private exchanges of our preferred distribution partners. We expect to have our limited benefit medical product available on many of these exchanges by the end of 2014.

•	Individual Life Division: We expect to begin offering a universal life product with survivorship benefits in the second quarter of 2014.
Our success may be affected by the factors discussed in Item 1A — “Risk Factors” in our 2013 10-K and other factors as discussed herein.

Economic and Industry Trends
Our results and ability to execute on our strategies are influenced by a range of economic and other factors, which are described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business strategy” in our 2013 10-K. We continually monitor changes in these factors that affect our business, and there have been no significant changes to the trends discussed in our 2013 10-K.
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
There have been no material changes to the critical accounting estimates listed above, which are described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of the notes to the audited consolidated financial statements included in our 2013 10-K.

New Accounting Standards
For a discussion of not yet adopted accounting pronouncements, see Note 2 to the accompanying unaudited interim condensed consolidated financial statements.
Sources of Revenues and Expenses
Our primary sources of revenues from our insurance operations are premiums, net investment income and policy fees and contract charges. We also generate net realized gains (losses), primarily on sales or impairment of our investments, and changes in fair value on our equity trading portfolio and derivative financial instruments. Our primary sources of expenses from our insurance operations are policyholder benefits and claims, interest credited to policyholder reserves and account balances, DAC amortization and general business and operating expenses, net of DAC deferrals.
Each of our four business segments maintains its own portfolio of invested assets, which are managed in accordance with specific guidelines. The net investment income and realized gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment. Investment expenses, which are recorded as a reduction of investment income, are allocated to each segment based on its portfolio of invested assets. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount and time study results.
For a full description of each source of revenue and expense, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues and Expenses” in our 2013 10-K.
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
For a full description of each non-GAAP measure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures” in our 2013 10-K.

	As of March 31, 2014	As of December 31, 2013
Total stockholders’ equity	$3,195.3	$2,941.9
Less: accumulated other comprehensive income (AOCI)	804.3	593.6
Adjusted book value*	2,391.0	2,348.3
Book value per common share (1)	$27.40	$24.99
Adjusted book value per common share (2)*	$20.50	$19.95

	For the Twelve Months Ended
	March 31, 2014	December 31, 2013
Return on stockholders’ equity, or ROE	7.4%	6.8%
Net income (3)	$234.0	$220.7
Average stockholders’ equity (4)	3,158.9	3,245.8
Operating return on average equity, or ROAE*	9.4%	8.8%
Adjusted operating income (5)*	$217.2	$200.9
Average adjusted book value (6)*	2,320.3	2,293.9
_________________

*	Represents a non-GAAP measure.

(1)	Book value per common share is calculated as stockholders’ equity divided by common shares outstanding totaling 116,619,218 and 117,730,757 as of March 31, 2014 and December 31, 2013, respectively.

(2)
Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 116,619,218 and 117,730,757 as of March 31, 2014 and December 31, 2013, respectively.

(3)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended March 31, 2014, this consisted of quarterly net income of $79.3, $64.4, $45.3 and $45.0.

(4)
Ending stockholders' equity balances for the most recent five quarters are used in the calculation of ROE. As of March 31, 2014, stockholders' equity for the most recent five quarters was $3,195.3, $2,941.9, $3,012.8, $3,040.1 and $3,604.2. As of December 31, 2013, stockholders' equity for the most recent five quarters was $2,941.9, $3,012.8, $3,040.1, $3,604.2, and $3,630.1.

(5)
Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended March 31, 2014, this consisted of quarterly adjusted operating income of $65.7, $50.0, $48.8 and $52.7. Adjusted operating income consists of net income, excluding after-tax net realized gains (losses) that are not reflective of the performance of the Company's insurance operations. For the twelve months ended March 31, 2014, the net quarterly reconciling amounts to arrive at net income were $13.6, $14.4, $(3.5) and $(7.7). For the twelve months ended December 31, 2013, adjusted operating income was $200.9, with a reconciling amount of $19.8 to arrive at net income.

(6)
Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of March 31, 2014, adjusted book value for the most recent five quarters was $2,391.0, $2,348.3, $2,293.8, $2,257.5 and $2,311.1. AOCI, for the most recent five quarters was $804.3, $593.6, $719.0, $782.6 and $1,293.1. As of December 31, 2013, adjusted book value of the most recent five quarters was $2,348.3, $2,293.8, $2,257.5, $2,311.1 and $2,258.9. AOCI, for the most recent five quarters was $593.6, $719.0, $782.6, $1,293.1 and $1,371.2.

Results of Operations
The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.
Total Company
Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Revenues:
Premiums	$153.8	$157.0	(2.0)%
Net investment income	324.4	323.7	0.2
Policy fees, contract charges, and other	46.6	49.9	(6.6)
Net realized gains (losses)	20.7	26.5	(21.9)
Total revenues	545.5	557.1	(2.1)
Benefits and expenses:
Policyholder benefits and claims	101.2	119.5	(15.3)
Interest credited	234.2	235.3	(0.5)
Other underwriting and operating expenses	87.9	91.8	(4.2)
Interest expense	8.2	8.2	—
Amortization of deferred policy acquisition costs	19.9	18.9	5.3
Total benefits and expenses	451.4	473.7	(4.7)
Income from operations before income taxes	94.1	83.4	12.8
Total provision for income taxes	14.8	17.4	(14.9)
Net income	$79.3	$66.0	20.2%
Net income per common share (1):
Basic	0.68	0.48	41.7%
Diluted	0.68	0.48	41.7
Weighted-average common shares outstanding:
Basic	117,460,386	138,093,261	(14.9)%
Diluted	117,465,638	138,097,970	(14.9)
Non-GAAP Financial Measures:
Adjusted operating income	$65.7	$49.4	33.0%
Adjusted operating income per common share:
Basic	0.56	0.36	55.6%
Diluted	0.56	0.36	55.6

Net income	$79.3	$66.0	20.2
Less: Excluded realized gains (losses) (net of taxes of $7.3 and $9.0)	13.6	16.6	(18.1)
Adjusted operating income	$65.7	$49.4	33.0%
__________________

(1)
Basic net income and adjusted operating income per common share include all participating securities using the two-class method. Diluted net income and adjusted operating income per common share include the dilutive impact of non-participating securities, based on the application of the treasury stock method. Shares included in these calculations were weighted for the portion of the period they were outstanding. Antidilutive awards were excluded from the computation of diluted earnings per share. Historically, our outstanding warrants were considered participating securities and included in basic and diluted weighted-average common shares outstanding. For the three months ended March 31, 2014, these measures reflect the net-share settlement of the warrants on June 20, 2013, resulting in the issuance of 5,297,758 common shares.

The following table sets forth additional detail of our other underwriting and operating expenses:

	For the Three Months Ended March 31,
	2014	2013
Salaries, incentive compensation, and other employee costs	$46.9	$45.9
Rent and occupancy costs	4.6	3.3
Professional services and software licensing	12.5	12.2
Other	7.5	11.6
Total operating expenses	71.5	73.0
Commissions and premium-based taxes and fees	56.6	36.7
DAC deferrals	(40.2)	(17.9)
Other underwriting and operating expenses	$87.9	$91.8
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary of Results
Net income increased $13.3 primarily as a result of higher pre-tax adjusted operating income and a lower effective tax rate. Compared to the three months ended March 31, 2013, pre-tax adjusted operating income increased $15.4 and the provision for income taxes decreased $2.6. These were partially offset by a $4.7 decrease in net realized gains (losses) excluded from pre-tax adjusted operating income. Refer to “– Investments” for further discussion of realized gains (losses).
Pre-tax earnings contributions from our four business segments improved, partially offset by an increased loss from our Other segment. Segment results, discussed further below, include prepayment-related investment income of $5.3, which consisted of $13.5 of net investment income related to investment prepayments (primarily bond make-whole payments from investments in our Deferred Annuities segment), less $8.2 of related DAC and DSI amortization. For the three months ended March 31, 2013, prepayment-related income, net of related amortization, contributed $11.8 to pre-tax adjusted operating income.
Our other underwriting and operating expenses decreased $3.9. This decline reflects the absence of commission and other operating expenses related to our broker-dealer subsidiary sold in the fourth quarter of 2013, which was partially offset by an increase in non-deferrable policy acquisition expenses related to new business, mainly in our Individual Life Division.
The provision for income taxes decreased by $2.6 from the three months ended March 31, 2013. The effective tax rate declined to 15.7% for the three months ended March 31, 2014 from 20.9% for the same period in 2013 due primarily to increased benefits from our tax credit investments.

Segment Operating Results
The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Segment pre-tax adjusted operating income (loss):
Benefits	$27.8	$13.5	105.9%
Deferred Annuities	30.2	29.1	3.8
Income Annuities	9.4	8.8	6.8
Individual Life	12.3	11.2	9.8
Other	(6.5)	(4.8)	(35.4)
Pre-tax adjusted operating income (1)	$73.2	$57.8	26.6%
Add: Excluded realized gains (losses)	20.9	25.6	(18.4)
Income from operations before incomes taxes	$94.1	$83.4	12.8%
________________

(1)	Represents a non-GAAP measure.
The results of operations and selected operating metrics for our three divisions composed of five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three months ended March 31, 2014 and 2013 are set forth in the following sections.

Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Operating revenues:
Premiums	$145.0	$148.0	(2.0)%
Net investment income	5.0	5.1	(2.0)
Policy fees, contract charges, and other	3.9	3.5	11.4
Total operating revenues	153.9	156.6	(1.7)
Benefits and expenses:
Policyholder benefits and claims	82.8	101.4	(18.3)
Other underwriting and operating expenses	43.2	41.7	3.6
Amortization of deferred policy acquisition costs	0.1	—	*
Total benefits and expenses	126.1	143.1	(11.9)
Segment pre-tax adjusted operating income	$27.8	$13.5	105.9%

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Benefits segment:

	For the Three Months Ended March 31,
	2014	2013
Loss ratio (1)	57.1%	68.5%
Expense ratio (2)	29.6	28.1
Combined ratio (3)	86.7	96.6
Medical stop-loss – loss ratio (4)	55.7	69.2
Total sales (5)	$71.9	$66.5
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of the segment's insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $14.3, primarily driven by a more favorable loss ratio. The loss ratio improved to 57.1% for the three months ended March 31, 2014, compared to 68.5% for the same period in 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums decreased $3.0, as policy lapses outpaced premiums from sales in our medical stop-loss line. This was partially offset by growth in our group life and DI business.
Benefits and Expenses
Policyholder benefits and claims decreased $18.6 primarily due to very favorable claims frequency and severity in medical stop-loss, particularly on business written in January 2013. This decrease was partially offset by higher group life and DI claims due to growth in this line of business.
Sales
Sales for the three months ended March 31, 2014 totaled $71.9, compared to sales of $66.5 for the same period in 2013, driven by limited benefit medical sales, mainly from one large case, and growth in group life and DI. This was partially offset by a decline in medical stop-loss sales, reflecting our pricing discipline in an ongoing competitive environment.

Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Operating revenues:
Net investment income	$150.1	$143.2	4.8%
Policy fees, contract charges, and other	5.9	5.8	1.7
Certain realized gains (losses)	(0.2)	0.9	*
Total operating revenues	155.8	149.9	3.9
Benefits and expenses:
Policyholder benefits and claims	0.1	—	*
Interest credited	87.5	82.9	5.5
Other underwriting and operating expenses	21.1	21.7	(2.8)
Amortization of deferred policy acquisition costs	16.9	16.2	4.3
Total benefits and expenses	125.6	120.8	4.0
Segment pre-tax adjusted operating income	$30.2	$29.1	3.8%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
The following table sets forth selected operating metrics relating to our Deferred Annuities segment:

	For the Three Months Ended March 31,
	2014	2013
Fixed account values, excluding FIA – General account	$10,951.2	$10,681.4
Interest spread (1)	1.98%	2.23%
Base earned yield	4.50	4.70
Base credited yield	2.75	2.87
Base interest spread (2)	1.75%	1.83%
Fixed account values, FIA – General account	$2,084.4	$539.1
FIA interest spread (3)	1.23%	*
FIA base spread (4)	1.24%	*
Variable account values – Separate account	$831.3	$766.6
Total sales (5)	627.5	322.0
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

(3)
FIA interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets, excluding derivative assets. The credited rate represents amounts recorded in interest credited related to FIA contracts, excluding changes in value of the related embedded derivative.

(4)
FIA base interest spread is the FIA interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums and the MBS prepayment speed adjustment.

(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

*	Not meaningful.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $1.1, primarily driven by higher FIA account values which contributed $6.0 to interest margin compared to $0.8 in the same period in 2013. This was partially offset by lower investment income from prepayment-related activity. Prepayment-related income was $2.1, net of related amortization, compared to $7.4 in the same period in 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $6.9, driven by an increase in invested assets due to higher account values. This increase was partially offset by lower income from prepayment-related activity and lower yields on invested assets.
Benefits and Expenses
The $4.6 increase in interest credited was driven by higher FIA interest, primarily from growth in account value, and higher DSI amortization.

Sales
Deferred Annuities’ sales nearly doubled to $627.5 for the three months ended March 31, 2014 compared to $322.0 for the same period in 2013, with significant increases in sales of both FIA and traditional fixed annuity products. Sales benefited from an improved interest rate environment and ongoing expansion of our retirement products on bank and broker-dealer distribution platforms.
Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Operating revenues:
Net investment income	$97.0	$101.7	(4.6)%
Policy fees, contract charges, and other	0.2	1.9	(89.5)
Total operating revenues	97.2	103.6	(6.2)
Benefits and expenses:
Interest credited	82.0	88.5	(7.3)
Other underwriting and operating expenses	4.8	5.4	(11.1)
Amortization of deferred policy acquisition costs	1.0	0.9	11.1
Total benefits and expenses	87.8	94.8	(7.4)
Segment pre-tax adjusted operating income	$9.4	$8.8	6.8%
The following table sets forth selected operating metrics relating to our Income Annuities segment:

	For the Three Months Ended March 31,
	2014	2013
Reserves (1)	$6,509.9	$6,546.6
Interest spread (2)	0.52%	0.66%
Base earned yield	5.89	6.01
Base credited yield	5.48	5.55
Base interest spread (3)	0.41%	0.46%
Mortality gains (losses) (4)	$5.3	$1.0
Total sales (5)	87.5	40.7
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
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $0.6, as higher mortality gains were offset by a decrease in the interest margin on lower reserves and lower yields, including a decrease in prepayment-related income. Mortality gains were $5.3 for the three months ended March 31, 2014, compared to gains of $1.0 for the same period in 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $4.7, primarily due to lower yields and lower average invested assets. The decline in yields was driven by earned rates on recent fixed maturity purchases and commercial mortgage loan originations, which were below overall portfolio yields, and prepayments of higher yielding assets. Additionally, we had lower prepayment-related income, which contributed $1.6 for the first quarter of 2014 compared to $3.2 in 2013.
Policy fees, contract charges, and other decreased $1.7, driven by lower fee revenue as sales of third-party structured settlements were discontinued in the first quarter 2013.
Benefits and Expenses
Interest credited decreased $6.5 driven by higher mortality gains and lower crediting rates on lower reserves. Mortality experience is volatile and can fluctuate significantly from period to period.
Sales
Sales increased $46.8 due to sales of SPIAs, which increased to $87.5 in 2014 compared to $38.4 in 2013. The increase was primarily the result of the improved interest rate environment compared to the first quarter of 2013, and the continued success of our sales strategies to help customers maximize retirement income.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Operating revenues:
Premiums	$8.8	$9.0	(2.2)%
Net investment income	70.9	69.2	2.5
Policy fees, contract charges, and other	36.2	33.1	9.4
Total operating revenues	115.9	111.3	4.1
Benefits and expenses:
Policyholder benefits and claims	18.3	18.1	1.1
Interest credited	65.2	64.2	1.6
Other underwriting and operating expenses	18.2	16.0	13.8
Amortization of deferred policy acquisition costs	1.9	1.8	5.6
Total benefits and expenses	103.6	100.1	3.5
Segment pre-tax adjusted operating income	$12.3	$11.2	9.8%

The following table sets forth selected operating metrics relating to our Individual Life segment:

	For the Three Months Ended March 31,
	2014	2013
Individual insurance:
Individual claims (1)	$14.8	$15.7
UL account value (2)	734.1	716.2
UL interest spread (3)	1.51%	1.97%
UL base interest spread (4)	1.29	1.49
Sales (5)	$7.9	$2.3
Institutional Markets:
BOLI account value (2)	$4,834.6	$4,696.4
BOLI ROA (6)	0.97%	0.84%
BOLI base ROA (7)	0.90	0.83
COLI sales (8)	$—	$23.8
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	UL account value and BOLI account value represent our liabilities to our policyholders.

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
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $1.1, driven by improved BOLI base ROA, growth in our UL account value and lower individual claims. These earnings were partially offset by higher non-deferrable expenses and commissions and lower earnings contributions from our decreasing block of term life business.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $1.7 due primarily to an increase in average invested assets, mainly due to growth in BOLI account value. Additionally, prepayment-related investment income increased by $0.8 over the first quarter of 2013.
Policy fees, contract charges, and other increased $3.1 primarily due to higher cost of insurance (COI) charges and administrative fees on our UL and BOLI businesses.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $1.2, driven by higher interest credited on a larger block of BOLI business, as well as growth in reserves related to strong sales of our Classic UL product. These were partially offset by lower individual claims.

Sales
Sales of individual life products increased to $7.9 for the three months ended March 31, 2014, compared to $2.3 for the same period in 2013. An expanded BGA distribution network contributed to higher sales of our Classic UL product.
Other
The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended March 31,		Variance (%)
	2014	2013	2014 vs. 2013
Operating revenues:
Net investment income	$1.4	$4.5	(68.9)%
Policy fees, contract charges, and other	0.4	5.6	(92.9)%
Total operating revenues	1.8	10.1	(82.2)
Benefits and expenses:
Interest credited	(0.5)	(0.3)	66.7
Other underwriting and operating expenses	0.6	7.0	(91.4)
Interest expense	8.2	8.2	—
Total benefits and expenses	8.3	14.9	(44.3)
Segment pre-tax adjusted operating loss	$(6.5)	$(4.8)	35.4%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $6.5 for the three months ended March 31, 2014 compared with losses of $4.8 for the same period in 2013. This was driven by a reduction in net investment income, primarily due to higher amortization of our tax credit investments.
The decrease in other underwriting and operating expenses was primarily due to lower commissions associated with our broker-dealer subsidiary that was sold in the fourth quarter 2013, which was offset by a related decline in fee revenue, as well as expenses related to the exploration of acquisition opportunities incurred in the first quarter of 2013.
Investments
Our investment portfolio is structured with the objective of supporting the expected cash flows of our liabilities and producing stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of March 31, 2014 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and private equity funds) and other investments. Our equity investments primarily consist of common stock and mainly support asset and liability matching strategies, for certain long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.

The following table presents the composition of our investment portfolio:

	As of March 31, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$23,645.7	81.7%	$22,684.0	81.3%
Private	683.3	2.4	653.7	2.3
Marketable equity securities, available-for-sale	126.8	0.4	134.3	0.5
Marketable equity securities, trading	460.3	1.6	474.4	1.7
Mortgage loans, net	3,603.2	12.5	3,541.0	12.7
Policy loans	62.4	0.2	63.3	0.2
Investments in limited partnerships (1):
Private equity funds	41.5	0.1	31.2	0.1
Tax credit investments	257.8	0.9	265.1	1.0
Other invested assets (2)	59.0	0.2	54.1	0.2
Total	$28,940.0	100.0%	$27,901.1	100.0%
____________________

(1)	Investments in private equity funds are carried at fair value, and our tax credit investments are carried at amortized cost.

(2)	Primarily includes derivative instruments and other investments.
Invested assets increased $1,038.9 during the three months ended March 31, 2014 primarily due to a net increase in unrealized gains on our fixed maturities and portfolio growth generated by sales in the Retirement Division. As of March 31, 2014 and December 31, 2013, we had net unrealized gains of $1.43 billion and $1.08 billion, respectively, on our fixed maturity portfolio. This increase in unrealized gains was driven by a decrease in benchmark 10-year U.S. Treasury rates from 3.04% as of December 31, 2013 to 2.73% as of March 31, 2014.

Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	5.02%	$283.0	5.39%	$284.6
Marketable equity securities, available-for-sale	3.33	1.0	4.41	0.6
Marketable equity securities, trading	3.14	3.0	2.66	3.1
Mortgage loans, net	5.58	50.1	5.73	44.9
Policy loans	5.59	0.9	5.60	0.9
Investments in limited partnerships:
Private equity and hedge funds	(0.31)	(0.1)	9.44	0.5
Tax credit investments (2)	*	(6.6)	*	(4.9)
Other income producing assets (3)	2.66	1.4	2.63	2.0
Gross investment income before investment expenses	4.87	332.7	5.22	331.7
Investment expenses	(0.12)	(8.3)	(0.13)	(8.0)
Net investment income	4.75%	$324.4	5.09%	$323.7
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $7.3 and $6.0 for the three months ended March 31, 2014 and 2013, respectively.

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
For the three months ended March 31, 2014, net investment income was flat compared to the same period in 2013. Average invested assets increased, while yields on our investment portfolio decreased to 4.75% for the three months ended March 31, 2014 from 5.09% for the three months ended March 31, 2013.
Yields continue to be negatively impacted by the low interest rate environment. Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio decreased to 4.55% for the three months ended March 31, 2014 from 4.80% for the three months ended March 31, 2013. This reduction is a result of significant growth in account value from strong sales and reinvestment of proceeds from prepayment activity, as earned rates on new purchases are significantly below overall portfolio yields.
We also continue to see elevated levels of prepayment activity and related income, though this impact was lower in the first quarter of 2014 when compared to the same period in 2013. Prepayment-related activities generated income of $13.5, or 20 bps of yield, in the three months ended March 31, 2014, compared to $17.7, or 29 bps of yield, in the same period in 2013. Prepayment-related income includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads.
In an attempt to mitigate the impact of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We also strategically increased our investment in high-quality foreign corporate securities beginning in late 2012, with a focus on investment grade securities.
We focus on originating loans at an attractive spread to comparable U.S. Treasuries. For the three months ended March 31, 2014, we originated loans at a spread over U.S. Treasuries of approximately 240bps, compared with an approximate 290bps spread over U.S. Treasuries for the year ended December 31, 2013. Spreads to U.S. Treasuries continue to tighten, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates were low throughout 2013 and into 2014, which has led to a decline in our overall mortgage loan portfolio yield as we continue to grow this asset class.

Net Realized Gains (Losses)
The following table sets forth the detail of our net realized gains (losses) before taxes:

	For the Three Months Ended March 31,
	2014	2013
Gross realized gains on sales of fixed maturities	$8.7	$1.8
Gross realized losses on sales of fixed maturities	(1.8)	(8.1)
Impairments:
Total credit-related	—	(0.4)
Intent to sell	(1.1)	(1.6)
Total impairments	(1.1)	(2.0)
Net gains (losses) on trading securities	19.7	33.0
Net realized gains (losses) related to FIA:
Certain realized gains (losses) (1)	(0.2)	0.9
Fair value changes — embedded derivative and related options (2)	(2.3)	0.3
Other net gains (losses) (3):
Other gross gains	7.5	4.2
Other gross losses	(9.8)	(3.6)
Net realized gains (losses)	$20.7	$26.5
____________________

(1)
Represents the change in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s ("old block"), which has an account value of $36.5. This change in fair value is included in pre-tax adjusted operating income.

(2)
Represents the changes in fair value of embedded derivative liabilities associated with our FIA products launched in 2011 and beyond, netted with changes in fair value of index options purchased to economically hedge this business.

(3)
This primarily consists of changes in fair value of convertible bonds, gains (losses) on calls and redemptions, impairments of tax credit investments, the impact of net realized gains (losses) on DAC and DSI and changes in fair value of derivatives not related to FIA.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
For the three months ended March 31, 2014, our portfolio produced net realized gains of $20.7, as compared to gains of $26.5 for the same period in 2013. The decline was primarily due to lower gains on our equity trading securities, which is discussed further in “– Return on Equity Investments,” as well as realized losses related to FIA for the three months ended March 31, 2014 compared to realized gains for the same period in 2013. These declines were partially offset by net gains on sales of fixed maturities during the three months ended March 31, 2014 compared to net losses during the same period in 2013.

Fixed Maturity Securities
Fixed maturities represented approximately 84% of invested assets as of both March 31, 2014 and December 31, 2013. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small amount of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of both March 31, 2014 and December 31, 2013, privately placed fixed maturities represented 2.8% of our total fixed maturity portfolio at fair value.
Fixed Maturity Securities Credit Quality
The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s (S&P). NAIC designations of “3” through “6” are referred to as below investment grade, which generally include securities rated BB+ or lower by S&P. In recent years, the SVO adopted a modeling approach to determine the NAIC designation for non-agency residential and commercial mortgage-backed securities. As a result, the NAIC designation for such securities may not correspond to the S&P designations described.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of March 31, 2014			As of December 31, 2013
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$13,290.7	$14,153.5	58.2%	$12,723.7	$13,403.1	57.4%
2 BBB	8,434.2	8,957.9	36.8	8,307.9	8,667.1	37.1
Total investment grade	21,724.9	23,111.4	95.0	21,031.6	22,070.2	94.5
3 BB	580.0	611.3	2.5	639.1	666.6	2.9
4 B	500.7	515.2	2.1	496.3	515.8	2.2
5 CCC & lower	87.0	88.8	0.4	76.8	78.3	0.4
6 In or near default	3.6	2.3	—	17.5	6.8	—
Total below investment grade	1,171.3	1,217.6	5.0	1,229.7	1,267.5	5.5
Total	$22,896.2	$24,329.0	100.0%	$22,261.3	$23,337.7	100.0%
Below investment grade securities comprised 5.0% and 5.5% of our fixed maturities portfolio as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, our NAIC 5 and 6 designated securities had gross unrealized losses of $4.7. Our analysis of these securities, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$2,121.6	$120.9	$(11.9)	$2,230.6	9.2%	$—
Consumer staples	2,546.7	201.7	(15.0)	2,733.4	11.2	—
Energy	1,208.6	105.5	(4.3)	1,309.8	5.4	—
Financial	1,794.2	137.4	(19.8)	1,911.8	7.9	—
Health care	1,688.1	116.5	(14.2)	1,790.4	7.4	(1.9)
Industrial	3,075.9	268.3	(15.1)	3,329.1	13.7	—
Information technology	346.8	30.1	(2.2)	374.7	1.5	—
Materials	1,341.3	93.6	(11.9)	1,423.0	5.8	(11.2)
Telecommunication services	730.0	53.3	(2.8)	780.5	3.2	(0.8)
Utilities	1,822.8	170.4	(22.8)	1,970.4	8.1	(0.1)
Total corporate securities	16,676.0	1,297.7	(120.0)	17,853.7	73.4	(14.0)
U.S. government and agencies	810.9	6.1	(4.1)	812.9	3.3	—
State and political subdivisions	730.9	24.5	(4.2)	751.2	3.1	—
Residential mortgage-backed securities:
Agency	2,400.0	118.4	(23.7)	2,494.7	10.3	—
Non-agency:
Prime	218.0	8.5	(0.8)	225.7	0.9	(6.0)
Alt-A	64.7	4.0	—	68.7	0.3	(0.5)
Total residential mortgage-backed securities	2,682.7	130.9	(24.5)	2,789.1	11.5	(6.5)
Commercial mortgage-backed securities:
Agency	232.6	10.7	(0.4)	242.9	1.0	—
Non-agency	1,195.9	83.2	(7.5)	1,271.6	5.2	—
Total commercial mortgage-backed securities	1,428.5	93.9	(7.9)	1,514.5	6.2	—
Other debt obligations	567.2	42.2	(1.8)	607.6	2.5	—
Total	$22,896.2	$1,595.3	$(162.5)	$24,329.0	100.0%	$(20.5)

	As of December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$2,110.0	$98.7	$(24.0)	$2,184.7	9.4%	$—
Consumer staples	2,532.0	175.5	(26.0)	2,681.5	11.5	—
Energy	1,150.1	88.6	(6.4)	1,232.3	5.3	—
Financial	1,738.3	110.0	(29.1)	1,819.2	7.8	—
Health care	1,634.0	102.0	(28.2)	1,707.8	7.3	(1.9)
Industrial	3,040.5	224.7	(28.0)	3,237.2	13.9	(0.9)
Information technology	343.4	28.0	(3.9)	367.5	1.6	—
Materials	1,332.8	84.4	(19.2)	1,398.0	6.0	(11.2)
Telecommunication services	772.0	41.5	(7.0)	806.5	3.5	(0.8)
Utilities	1,817.8	130.4	(30.5)	1,917.7	8.2	(0.1)
Total corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	74.5	(14.9)
U.S. government and agencies	348.5	2.1	(6.2)	344.4	1.5	—
State and political subdivisions	748.2	17.6	(14.3)	751.5	3.2	—
Residential mortgage-backed securities:
Agency	2,388.8	104.9	(36.3)	2,457.4	10.5	—
Non-agency:
Prime	222.2	6.9	(1.0)	228.1	1.0	(6.2)
Alt-A	67.3	3.3	(0.1)	70.5	0.3	(0.6)
Total residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	11.8	(6.8)
Commercial mortgage-backed securities:
Agency	247.7	10.5	(0.4)	257.8	1.1	—
Non-agency	1,188.3	84.2	(11.9)	1,260.6	5.4	—
Total commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	6.5	—
Other debt obligations	579.4	39.3	(3.7)	615.0	2.5	—
Total	$22,261.3	$1,352.6	$(276.2)	$23,337.7	100.0%	$(21.7)
Our fixed maturities holdings are diversified by industry and issuer. As of March 31, 2014 and December 31, 2013, the fair value of our ten largest issuers of corporate securities holdings was $1,406.6 and $1,373.5, or 7.9% and 7.9% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $152.5, or 0.9% of total corporate securities, as of March 31, 2014. All of the securities related to this issuer have an NAIC rating of 2. As of December 31, 2013, the fair value of our largest exposure to a single issuer of corporate securities was $152.1, or 0.9% of total corporate securities, all of which had an NAIC rating of 2.
As of March 31, 2014, there were net unrealized gains of $1,432.8 in our portfolio, compared to net unrealized gains of $1,076.4 as of December 31, 2013. The increase in gross unrealized gains was primarily due to falling interest rates since December 31, 2013. The benchmark 10-year U.S. Treasury rate decreased from 3.04% as of December 31, 2013 to 2.73% as of March 31, 2014. However, if interest rates begin to rise, we would expect to experience decreases in our net unrealized gains.
As of March 31, 2014 and December 31, 2013, the fair value of our state and political subdivision securities included $35.1 and $34.2 of municipal general obligation bonds and $716.1 and $717.3 of municipal revenue bonds, respectively. We have municipal holdings of $5.5 and $5.4 in Illinois as of March 31, 2014 and December 31, 2013, respectively, and no exposure to municipal holdings in Michigan or Puerto Rico.
As of March 31, 2014, our investments in U.S. government and agency securities increased by $468.5, to $812.9 from $344.4 as of December 31, 2013. Cash flows from continued strong sales of our deferred annuity products during the quarter drove increased holdings of U.S. treasury securities, which were purchased as part of our cash management and asset-liability matching strategies to obtain higher yields and match liability durations until investments with adequate spreads are found.

Exposure to Foreign Fixed Maturities
As of March 31, 2014 and December 31, 2013, we held $546.4 and $530.6, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities with a focus on investment grade securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.
The following tables summarize our exposure to European fixed maturity holdings separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars.

	As of March 31, 2014
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$100.3	$644.4	$744.7	35.4%	$709.2
Netherlands	—	5.1	619.5	624.6	29.7	599.7
France	—	19.3	217.4	236.7	11.3	229.0
Luxembourg	—	—	234.7	234.7	11.2	225.5
Switzerland	—	96.2	—	96.2	4.6	88.5
Other	0.6	—	164.7	165.3	7.8	157.3
Total	$0.6	$220.9	$1,880.7	$2,102.2	100.0%	$2,009.2

	As of December 31, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$97.4	$706.7	$804.1	38.2%	$783.2
Netherlands	—	—	608.7	608.7	28.9	593.0
France	—	18.5	213.6	232.1	11.0	231.8
Luxembourg	—	—	229.7	229.7	10.9	226.9
Switzerland	—	94.8	—	94.8	4.5	99.4
Other	0.6	—	134.4	135.0	6.5	136.6
Total	$0.6	$210.7	$1,893.1	$2,104.4	100.0%	$2,070.9
As of March 31, 2014 and December 31, 2013, the fair value of our exposure to European fixed maturities was 8.6% and 9.0% of our total fixed maturities portfolio, respectively. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $66.5 and $37.6 as of March 31, 2014 and December 31, 2013, respectively. We have no exposure to any issuers in Greece, Hungary, Cyprus or Slovenia.
The fair value of our ten largest European security holdings by issuer was $939.8, or 3.9% of the fixed maturities portfolio as of March 31, 2014, and $973.9, or 4.2%, as of December 31, 2013. All of the issuers of our ten largest European security holdings had an S&P rating at or above BBB+ and a Moody's rating at or above Baa1. The fair value of our largest single European issuer exposure was $152.0, or 0.6%, and $150.6, or 0.6%, of the portfolio as of March 31, 2014 and December 31, 2013, respectively, and had an S&P rating of BBB+ and a Moody's rating of Baa1.
Mortgage-Backed Securities
Our fixed maturities portfolio included $4.30 billion of residential and commercial mortgage-backed securities at fair value as of March 31, 2014. As of March 31, 2014, 63.6% of our mortgage-backed securities were agency securities. Additionally, 28.7% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since shown signs of improvement. The recovery in these markets has been supported by improved market fundamentals, including increased real estate prices and rent growth, reduced vacancy rates, lower delinquencies, and improved access to refinancing. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis and recession, due to weaker underwriting standards and an issuance date closest to the market peak in real estate prices. As of March 31, 2014, our non-agency mortgage-backed securities with vintage years 2006 through 2008, which are primarily non-agency commercial mortgage-backed securities, had an amortized cost of $604.3 and a fair value of $670.2.
Our mortgage-backed securities may have prepayment options. Accounting standards require us to make estimates regarding prepayments when recognizing interest income on these securities. Prepayments that vary from our estimates in amount or timing cause fluctuations in our yields due to an acceleration or deceleration of unamortized premium or discount associated with the securities in our portfolio. These adjustments, which relate primarily to residential mortgage-backed securities, are recorded in net investment income in our results of operations and can create volatility between periods.
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles, and subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of March 31, 2014 or December 31, 2013.
As of March 31, 2014, our Alt-A portfolio was collateralized with 94.6% fixed rate mortgages and 5.4% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody’s, S&P, or Fitch. There was one security with a total amortized cost and fair value of $9.9 and $9.8, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of March 31, 2014
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2013
Vintage:
2009-2014	$51.7	$—	$—	$—	$—	$51.7	$41.5
2006-2008	—	—	—	—	68.1	68.1	70.7
2005 and prior	0.9	16.4	28.2	30.5	86.9	162.9	177.3
Total amortized cost	$52.6	$16.4	$28.2	$30.5	$155.0	$282.7	$289.5
Net unrealized gains (losses)	(0.6)	1.2	1.1	1.8	8.2	11.7	9.1
Total fair value	$52.0	$17.6	$29.3	$32.3	$163.2	$294.4	$298.6
As of March 31, 2014, our Alt-A, prime and total non-agency RMBS had an estimated weighted-average credit enhancement of 12.9%, 7.9% and 9.0%, respectively. Credit enhancement refers to the weighted-average percentage of the outstanding capital structure that is subordinate in the priority of cash flows and absorbs losses first. We believe that our credit enhancement will help mitigate losses on these securities.
As of March 31, 2014 and December 31, 2013, 62.6% and 59.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of March 31, 2014
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2014	$1,184.0	$30.2	$1,214.2	$37.4	$(13.7)	4.2%
2006-2008	2.5	0.3	2.8	0.2	—	5.9
2005 and prior	397.1	48.8	445.9	11.7	(3.0)	6.2
Total Agency CMO	$1,583.6	$79.3	$1,662.9	$49.3	$(16.7)	4.7%
Passthrough:
2009-2014	$746.0	$8.5	$754.5	$1.5	$(26.4)	4.9%
2006-2008	33.2	3.1	36.3	0.1	(0.6)	6.3
2005 and prior	37.2	3.8	41.0	0.7	(0.3)	5.8
Total Agency Passthrough	816.4	15.4	831.8	2.3	(27.3)	5.0
Total Agency RMBS	$2,400.0	$94.7	$2,494.7	$51.6	$(44.0)	4.8%
Non-Agency:
2009-2014	$51.7	$(0.6)	$51.1	$1.8	$(0.3)	4.3%
2006-2008	68.1	4.6	72.7	10.2	(0.2)	5.5
2005 and prior	162.9	7.7	170.6	5.5	(0.2)	5.6
Total Non-Agency RMBS	282.7	11.7	294.4	17.5	(0.7)	5.4
Total RMBS	$2,682.7	$106.4	$2,789.1	$69.1	$(44.7)	4.8%
As of March 31, 2014, our RMBS had gross unamortized discount and premium of $69.1 and $44.7, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, may create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.
There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio, such as the Home Affordable Refinance Program that was extended to 2015. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 10 securities having a fair value of $280.6 and an amortized cost of $253.1 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of March 31, 2014
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2013
Vintage:
2009-2014	$479.7	$—	$—	$—	$—	$479.7	$445.7
2006-2008	505.3	19.1	—	—	11.8	536.2	545.1
2005 and prior	179.6	0.4	—	—	—	180.0	197.5
Total amortized cost	$1,164.6	$19.5	$—	$—	$11.8	$1,195.9	$1,188.3
Net unrealized gains (losses)	73.3	2.6	—	—	(0.2)	75.7	72.3
Total fair value	$1,237.9	$22.1	$—	$—	$11.6	$1,271.6	$1,260.6

As of March 31, 2014, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.6% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of March 31, 2014, our CMBS had total gross unamortized discount and premium of $16.6 and $15.7, respectively.
The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, was 33.0% as of March 31, 2014. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.
Return on Equity Investments
Our equity investments consist primarily of publicly traded common stock. We believe that these investments are suitable for funding certain long duration liabilities in our Income Annuities segment and, on a limited basis, in our surplus portfolio. The majority of these securities are included in trading marketable equity securities on our consolidated balance sheets and are recorded at fair value, with changes in fair value recorded in net realized gains (losses). In the latter half of 2013, we began classifying purchases of common stock securities as available-for-sale securities. Available-for-sale securities are carried at fair value on our consolidated balance sheets, with changes in fair value recorded in other comprehensive income. We expect to continue to designate future purchases of common stock securities as available-for-sale.

The following table compares our total gross return on our common stock to the S&P 500. The gross return includes both the impact of changes in fair value and dividend income.

	For the Three Months Ended March 31,
	2014	2013
Common stock	2.6%	10.5%
S&P 500 Total Return Index	1.8	10.6
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
The following table presents selected information about the composition of our mortgage loan portfolio:

	As of March 31, 2014	As of December 31, 2013
Average loan balance	$2.5	$2.5
Largest loan balance	15.7	15.8
Weighted average LTV ratio	55.4%	54.7%
Weighted average DSCR	1.80	1.81
As of March 31, 2014 and December 31, 2013, 72.3% and 71.6%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $117.6 of mortgage loans during the three months ended March 31, 2014, and expect to increase originations for the remainder of 2014.

We believe we have maintained our disciplined underwriting approach as we increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations:

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Weighted average LTV ratio of loans originated	54.4%	53.3%
Maximum LTV ratio of loans originated	70.6	74.0
Weighted average DSCR of loans originated	1.77	1.79
Minimum DSCR of loans originated	1.14	0.97
Weighted average spread over U.S. Treasuries of loans originated	2.40	2.90

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.
Credit Quality
We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in evaluation of our allowance for mortgage loan losses. For more information and further discussion of the allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements. As of March 31, 2014, no loans were considered nonperforming.
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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,149.6	31.9%	$1,228.2	34.6%
51% - 60%	1,160.0	32.1	1,120.5	31.6
61% - 70%	961.7	26.6	890.5	25.1
71% - 75%	119.1	3.3	91.9	2.6
76% - 80%	81.0	2.2	82.0	2.3
81% - 100%	111.5	3.1	107.5	3.0
> 100%	26.1	0.8	26.3	0.8
Total	$3,609.0	100.0%	$3,546.9	100.0%

The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of March 31, 2014			As of December 31, 2013
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2014	$124.4	3.4%	54.4%
2013	723.2	20.0	58.2	$728.7	20.6%	53.3%
2012	789.4	21.9	57.2	795.5	22.4	57.5
2011	870.6	24.1	57.4	881.2	24.9	57.9
2010	483.5	13.4	50.3	499.0	14.1	50.8
2009 and prior	617.9	17.2	51.5	642.5	18.0	51.5
Total	$3,609.0	100.0%	55.4%	$3,546.9	100.0%	54.7%
The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,095.4	58.1%	$2,072.4	58.4%
1.40 - 1.59	714.6	19.8	675.6	19.0
1.20 - 1.39	462.5	12.8	471.5	13.3
1.00 - 1.19	227.1	6.3	212.1	6.0
0.85 - 0.99	55.8	1.5	56.5	1.6
< 0.85	53.6	1.5	58.8	1.7
Total	$3,609.0	100.0%	$3,546.9	100.0%
As of March 31, 2014, loans with an aggregate carrying value of $109.4 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.8 with a weighted average LTV of 77.0%.
Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,064.7	29.5%	$1,042.1	29.4%
Texas	408.6	11.3	411.8	11.6
Washington	317.6	8.8	319.4	9.0
Illinois	165.8	4.6	153.9	4.3
Florida	133.9	3.7	132.3	3.7
Ohio	121.8	3.4	123.0	3.5
Oregon	118.3	3.3	116.2	3.3
Other	1,278.3	35.4	1,248.2	35.2
Total	$3,609.0	100.0%	$3,546.9	100.0%

The following table sets forth our investments in mortgage loans by property type:

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,786.4	49.5%	$1,758.6	49.6%
Office buildings	843.5	23.4	836.5	23.6
Industrial	614.7	17.0	610.3	17.2
Multi-family	184.9	5.1	172.4	4.9
Other	179.5	5.0	169.1	4.7
Total	$3,609.0	100.0%	$3,546.9	100.0%

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of March 31, 2014
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$9.7	0.3%
Due after one year through five years	394.6	10.9
Due after five years through ten years	1,538.0	42.6
Due after ten years	1,666.7	46.2
Total	$3,609.0	100.0%
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
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. Although these investments decrease our net investment income on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. As of March 31, 2014 and December 31, 2013, our tax credit investments had a carrying value of $257.8 and $265.1, respectively. We expect to increase our investments in these partnerships in during 2014.
The following table sets forth the impact of these investments on net income:

	For the Three Months Ended March 31,
	2014	2013
Amortization related to tax credit investments, net of taxes	$(4.3)	$(3.2)
Realized losses related to tax credit investments, net of taxes	(2.3)	(0.3)
Tax credits	13.9	9.5
Impact to net income	$7.3	$6.0

The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2014	$24.5
2015	22.3
2016	17.4
2017	13.5
2018 and beyond	11.6
Estimated impact to net income	$89.3

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
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of March 31, 2014 we had $24.34 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•	We continued to generate strong cash flows from operations, which were $261.7 for the three months ended March 31, 2014, compared to $276.7 for the three months ended March 31, 2013.

•
We had higher net flows related to policyholder account balances, which were $313.2 for the three months ended March 31, 2014 compared to $(32.9) for the same period in 2013, primarily due to higher deposits from strong sales in first quarter 2014 in our Deferred Annuities segment.

•
While certain policy lapses and surrenders occur in the normal course of business, the current interest rate environment generally has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek a higher return on their funds. As interest rates rise, we may experience an increase in lapses.

•	As of March 31, 2014, we had the ability to borrow, on an unsecured basis, up to a maximum principal amount of $300.0 under a revolving line of credit arrangement.

•
As of March 31, 2014 our primary life insurance company subsidiary, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 469%. This provides adequate capital levels for growth of our business.

Historically, we have paid quarterly cash dividends to holders of our common stock. During the three months ended March 31, 2014, we declared and paid a cash dividend of $0.10 per common share. We intend to continue to pay quarterly cash dividends to our stockholders, and the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.
In February 2013, we began a stock repurchase program, authorized for up to 10,000,000 shares of Symetra’s outstanding common stock. In May 2013, the authorization was increased to 16,000,000 shares. As of March 31, 2014, we had repurchased a total of 8,304,653 shares for $119.9 since the program began. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries. Refer to Part II. Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for current period activity and additional information about the repurchase program.

Liquidity Requirements and Sources of Liquidity
The liquidity requirements of Symetra’s insurance company subsidiaries principally relate to the liabilities associated with their insurance and investment products, operating costs and expenses, the payment of dividends to the holding company, and payment of income taxes. Liabilities associated with insurance and investment products include the payment of benefits, as well as cash payments in connection with policy and contract surrenders and withdrawals and policy loans. Historically, Symetra’s insurance company subsidiaries have used cash flows from operations, cash flows from invested assets and sales of investment securities to fund their liquidity requirements.
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

	As of March 31, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,536.0	25.7%	$6,514.3	26.1%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	5,324.0	20.9	5,473.4	21.9
Surrender charges of 3 to 5%	2,205.1	8.7	2,080.4	8.3
MVA and surrender charges of 5% or higher (2)	1,852.7	7.3	1,514.7	6.1
5 year payout provision or MVA (3)	283.0	1.1	300.4	1.2
BOLI (4)	4,930.8	19.3	4,892.8	19.6
Universal life	299.0	1.2	293.1	1.2
Total somewhat liquid	14,894.6	58.5%	14,554.8	58.3%
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	2,857.2	11.2%	2,801.2	11.2%
Surrender charges less than 3%	401.5	1.6%	321.4	1.3%
Universal life	451.4	1.8	450.4	1.8
Total liquid	3,710.1	14.6%	3,573.0	14.3%
Other
Other (net of reinsurance) (6)	318.2	1.2	327.1	1.3
Total (7)	$25,458.9	100.0%	$24,969.2	100.0%
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

(2)	The market value adjustment (MVA) adjusts the value of the contract at surrender based on current interest rates, subject to a guaranteed minimum account value specified in the contract.

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

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $231.5 as of both March 31, 2014 and December 31, 2013.

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
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of March 31, 2014 and December 31, 2013, our insurance subsidiaries had liquid assets of $24.15 billion and $23.17 billion, respectively, and Symetra had liquid assets of $188.5 and $162.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $109.1 and $76.6 as of March 31, 2014 and December 31, 2013, respectively.
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
Dividends
We declared and paid a quarterly dividend of $0.10 per common share during the first quarter of 2014. On May 9, 2014, we declared a quarterly dividend of $0.10 per common share to shareholders of record on May 23, 2014, for an approximate total of $11.6 to be paid on or about June 6, 2014.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Three Months Ended March 31,
	2014	2013
Net cash flows provided by (used in) operating activities	$261.7	$276.7
Net cash flows provided by (used in) investing activities	(500.8)	(17.0)
Net cash flows provided by (used in) financing activities	271.6	(89.3)
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
Net cash provided by operating activities for the three months ended March 31, 2014 decreased $15.0 over the same period in 2013. This decrease was primarily the result of a tax refund received in 2013 and in 2014, higher commission and distribution-related payments associated with strong sales, partially offset by a decrease in medical stop-loss paid claims.
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
Net cash used in investing activities for the three months ended March 31, 2014 increased $483.8 over the same period in 2013. This increase was primarily due to an increase in purchases of fixed maturities, net of sales, as a result of strong deferred annuity sales.

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
Net cash provided by financing activities for the three months ended March 31, 2014 was $271.6, in comparison to cash used in financing activities of $89.3 during the same period in 2013. This change was driven by higher policyholder deposits mainly from higher sales, which was partially offset by an increase in shares repurchased in 2014 as part of the Company’s common stock repurchase program.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment management activities supporting all of our products and services generate market risks. There have been no material changes in the nature of our market risk exposures from December 31, 2013, a description of which may be found in Part II, Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2013 10-K. See Item 1A – “Risk Factors” of Part I in our 2013 10-K for a discussion of how changes to our operations or economic conditions may materially adversely affect our business and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of March 31, 2014. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II – Other Information
Item 1. Legal Proceedings
We are regularly a party to litigation, arbitration proceedings and governmental examinations in the ordinary course of our business. While we cannot predict the outcome of any pending or future litigation or examination, we do not believe that any pending matter, individually or in the aggregate, will have a material adverse effect on our business. Disclosure concerning material legal proceedings can be found in Note 11 to the accompanying unaudited interim condensed consolidated financial statements under the caption “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2013 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in our 2013 10-K as of March 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
Purchases of common stock made by or on behalf of the Company during the quarter ended March 31, 2014 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Period:
January 1, 2014 — January 31, 2014	1,942	$19.58	—	9,047,734
February 1, 2014 — February 28, 2014	630,302	19.31	630,302	8,417,432
March 1, 2014 — March 31, 2014	722,085	19.79	722,085	7,695,347
Total	1,354,329	$19.56	1,352,387	7,695,347
________________

(1)
Represents shares of common stock repurchased pursuant to the Company’s stock repurchase program as well as shares repurchased to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

On February 1, 2013, the board of directors authorized the repurchase of up to 10,000,000 shares of Symetra’s outstanding common stock. On May 21, 2013, the board of directors authorized the Company to repurchase an additional 6,000,000 shares, for a total authorization of 16,000,000 shares of outstanding common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.
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

Item 6. Exhibits

Exhibit Number	Exhibit Title	Filed Herewith
10.1
Amendment No. 6 dated as of March 3, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)
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
101
The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: May 9, 2014	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer