Form 10-Q
period 2014-09-30
Symetra Financial CORP
filed 2014-11-07
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, the Registrant had 115,913,082 common voting shares outstanding, with a par value of $0.01 per share.

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

•	general economic, market or business conditions, including economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	the effects of significant increases in corporate refinance activity, including bond prepayments;

•	the performance of our investment portfolio;

•	the continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	the accuracy and adequacy of our recorded reserves, including the actuarial and other assumptions upon which those reserves are established, adjusted and maintained;

•	the persistency of our inforce blocks of business;

•	deviations from assumptions used in setting prices for insurance and annuity products or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

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

PART I – Financial Information
Item 1. Condensed Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $23,702.3 and $22,261.3, respectively)	$25,316.6	$23,337.7
Marketable equity securities, at fair value (cost: $115.9 and $129.0, respectively)	122.7	134.3
Trading securities:
Marketable equity securities, at fair value (cost: $386.9 and $403.0, respectively)	467.9	474.4
Mortgage loans, net	3,921.0	3,541.0
Policy loans	61.0	63.3
Investments in limited partnerships (includes $63.3 and $31.2 measured at fair value, respectively)	307.9	296.3
Other invested assets (includes $72.2 and $47.8 measured at fair value, respectively)	76.9	54.1
Total investments	30,274.0	27,901.1
Cash and cash equivalents	109.2	76.0
Accrued investment income	309.2	298.0
Reinsurance recoverables	324.4	310.8
Deferred policy acquisition costs	364.9	322.5
Receivables and other assets	300.7	242.7
Separate account assets	952.1	978.4
Total assets	$32,634.5	$30,129.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$26,150.2	$24,642.9
Future policy benefits	408.2	397.9
Policy and contract claims	156.6	159.9
Other policyholders’ funds	121.3	128.1
Notes payable	697.0	449.5
Deferred income tax liabilities, net	362.3	201.9
Other liabilities	411.5	229.0
Separate account liabilities	952.1	978.4
Total liabilities	29,259.2	27,187.6
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 124,966,385 issued and 115,913,082 outstanding as of September 30, 2014; 124,683,023 issued and 117,730,757 outstanding as of December 31, 2013	1.2	1.2
Additional paid-in capital	1,469.9	1,464.6
Treasury stock, at cost; 9,053,303 and 6,952,266 shares as of September 30, 2014 and December 31, 2013, respectively	(134.6)	(93.4)
Retained earnings	1,127.7	975.9
Accumulated other comprehensive income, net of taxes	911.1	593.6
Total stockholders’ equity	3,375.3	2,941.9
Total liabilities and stockholders’ equity	$32,634.5	$30,129.5
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premiums	$159.6	$156.0	$468.1	$470.4
Net investment income	318.5	326.4	961.9	968.7
Policy fees, contract charges, and other	45.7	48.3	140.4	146.7
Net realized gains (losses):
Total other-than-temporary impairment losses on securities	(1.6)	(6.6)	(4.1)	(17.0)
Less: portion recognized in other comprehensive income (loss)	—	0.4	—	1.6
Net impairment losses recognized in earnings	(1.6)	(6.2)	(4.1)	(15.4)
Other net realized gains (losses)	(13.2)	1.6	35.3	26.0
Net realized gains (losses)	(14.8)	(4.6)	31.2	10.6
Total revenues	509.0	526.1	1,601.6	1,596.4
Benefits and expenses:
Policyholder benefits and claims	113.9	118.5	325.2	353.2
Interest credited	237.2	235.3	707.7	696.3
Other underwriting and operating expenses	92.8	90.6	273.3	274.3
Interest expense	10.2	8.3	26.7	24.7
Amortization of deferred policy acquisition costs	17.6	20.2	54.1	56.3
Total benefits and expenses	471.7	472.9	1,387.0	1,404.8
Income from operations before income taxes	37.3	53.2	214.6	191.6
Provision (benefit) for income taxes:
Current	10.8	11.3	38.3	46.6
Deferred	(9.5)	(3.4)	(10.5)	(11.3)
Total provision for income taxes	1.3	7.9	27.8	35.3
Net income	$36.0	$45.3	$186.8	$156.3
Net income per common share:
Basic	$0.31	$0.38	$1.60	$1.21
Diluted	$0.31	$0.38	$1.60	$1.21
Weighted-average number of common shares outstanding:
Basic	115,904,205	117,801,744	116,436,077	129,574,014
Diluted	115,906,535	117,803,885	116,439,608	129,578,606
Cash dividends declared per common share	$0.10	$0.09	$0.30	$0.25
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$36.0	$45.3	$186.8	$156.3
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(67.1), $(26.0), $179.2 and $(392.0))	(124.3)	(48.2)	332.9	(727.9)
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $0.0, $(0.1), $0.0 and $(0.5))	—	(0.3)	—	(1.1)
Impact of net unrealized (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $15.8, $1.2, $(13.0) and $48.4)	29.4	2.1	(24.1)	89.8
Impact of cash flow hedges (net of taxes of $8.3, $(9.3), $4.7 and $(7.0))	15.4	(17.2)	8.7	(13.0)
Other comprehensive income (loss)	(79.5)	(63.6)	317.5	(652.2)
Total comprehensive income (loss)	$(43.5)	$(18.3)	$504.3	$(495.9)
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	156.3	—	156.3
Other comprehensive income (loss)	—	—	—	—	(652.2)	(652.2)
Stock-based compensation	—	4.6	—	—	—	4.6
Shares repurchased	—	—	(93.4)	—	—	(93.4)
Dividends declared	—	—	—	(32.6)	—	(32.6)
Balances as of September 30, 2013	$1.2	$1,463.9	$(93.4)	$922.1	$719.0	$3,012.8
Balances as of January 1, 2014	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Net income	—	—	—	186.8	—	186.8
Other comprehensive income (loss)	—	—	—	—	317.5	317.5
Stock-based compensation	—	5.3	—	—	—	5.3
Shares repurchased	—	—	(41.2)	—	—	(41.2)
Dividends declared	—	—	—	(35.0)	—	(35.0)
Balances as of September 30, 2014	$1.2	$1,469.9	$(134.6)	$1,127.7	$911.1	$3,375.3
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$186.8	$156.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(31.2)	(10.6)
Accretion and amortization of invested assets, net	71.0	52.9
Accrued interest on fixed maturities	(8.9)	(10.8)
Amortization and depreciation	18.7	21.8
Deferred income tax provision (benefit)	(10.5)	(11.3)
Interest credited on deposit contracts	707.7	696.3
Mortality and expense charges and administrative fees	(101.1)	(90.9)
Changes in:
Accrued investment income	(11.2)	(17.0)
Deferred policy acquisition costs, net	(70.1)	(22.2)
Future policy benefits	10.3	4.0
Policy and contract claims	(3.3)	3.2
Current income taxes	(36.9)	39.5
Other assets and liabilities	3.4	0.5
Other, net	(10.9)	(5.2)
Total adjustments	527.0	650.2
Net cash provided by (used in) operating activities	713.8	806.5
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(4,296.5)	(3,582.1)
Other invested assets and investments in limited partnerships	(100.0)	(47.3)
Issuances of mortgage loans	(582.1)	(473.6)
Maturities, calls, paydowns, and other repayments	1,201.5	1,417.8
Sales of:
Fixed maturities and marketable equity securities	1,776.3	1,359.5
Other invested assets and investments in limited partnerships	41.7	16.4
Repayments of mortgage loans	203.1	188.3
Other, net	23.8	7.1
Net cash provided by (used in) investing activities	(1,732.2)	(1,113.9)
Cash flows from financing activities
Policyholder account balances:
Deposits	2,360.9	1,746.0
Withdrawals	(1,470.8)	(1,287.6)
Net proceeds from issuance of debt	246.0	—
Cash dividends paid on common stock	(35.0)	(32.6)
Common stock repurchased	(41.2)	(93.4)
Other, net	(8.3)	(34.7)
Net cash provided by (used in) financing activities	1,051.6	297.7
Net increase (decrease) in cash and cash equivalents	33.2	(9.7)
Cash and cash equivalents at beginning of period	76.0	130.8
Cash and cash equivalents at end of period	$109.2	$121.1
Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	$87.3	$232.0
Investments in limited partnerships and capital obligations incurred	5.9	22.7
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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2014.
Accounting Pronouncements Not Yet Adopted
Accounting Standards Update (ASU) 2014-01, Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-01, Investments (Topic 323) – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing (AFH) Projects. This ASU provides companies with the option to elect the proportional method of amortization for AFH investments if certain criteria are met. Under this method, a company would amortize the cost of its investment in proportion to the tax credits and other tax benefits received. Amortization would be presented as a component of income tax expense. The standard is effective for annual and interim periods beginning on or after December 15, 2014, with retrospective application required if the proportional amortization method is elected. The standard does not apply to other types of tax credit investments.
The Company will adopt the standard as of the first quarter of 2015, but does not intend to elect the proportional method of amortization for its AFH investments. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
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
For both the three and nine months ended September 30, 2014 and 2013, stock options exercisable for 2,650,000 shares of common stock were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were anti-dilutive.
The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$36.0	$45.3	$186.8	$156.3
Denominator:
Weighted-average common shares outstanding – basic	115,904,205	117,801,744	116,436,077	129,574,014
Add: dilutive effect of certain equity instruments	2,330	2,141	3,531	4,592
Weighted-average common shares outstanding – diluted	115,906,535	117,803,885	116,439,608	129,578,606
Net income per common share:
Basic	$0.31	$0.38	$1.60	$1.21
Diluted	$0.31	$0.38	$1.60	$1.21

4. Investments
The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities. The other-than-temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) represent the amount of cumulative non-credit OTTI losses recorded in AOCI for securities that also had a credit-related impairment.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of September 30, 2014
Fixed maturities:
U.S. government and agencies	$446.8	$6.1	$(2.6)	$450.3	$—
State and political subdivisions	751.9	36.0	(1.5)	786.4	—
Corporate securities	17,656.4	1,418.6	(79.5)	18,995.5	(13.9)
Residential mortgage-backed securities	2,735.1	138.2	(15.5)	2,857.8	(5.6)
Commercial mortgage-backed securities	1,329.5	76.4	(4.2)	1,401.7	—
Other debt obligations	782.6	42.7	(0.4)	824.9	(0.1)
Total fixed maturities	23,702.3	1,718.0	(103.7)	25,316.6	(19.6)
Marketable equity securities, available-for-sale	115.9	7.9	(1.1)	122.7	—
Total	$23,818.2	$1,725.9	$(104.8)	$25,439.3	$(19.6)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$348.5	$2.1	$(6.2)	$344.4	$—
State and political subdivisions	748.2	17.6	(14.3)	751.5	—
Corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	(14.9)
Residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	(6.8)
Commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	—
Other debt obligations	579.4	39.3	(3.7)	615.0	—
Total fixed maturities	22,261.3	1,352.6	(276.2)	23,337.7	(21.7)
Marketable equity securities, available-for-sale	129.0	5.9	(0.6)	134.3	—
Total	$22,390.3	$1,358.5	$(276.8)	$23,472.0	$(21.7)
The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of September 30, 2014
Fixed maturities:
U.S. government and agencies	$33.9	$(0.1)	5	$64.1	$(2.5)	3
State and political subdivisions	21.8	(0.2)	6	44.3	(1.3)	15
Corporate securities	1,614.5	(22.1)	214	1,314.1	(57.4)	96
Residential mortgage-backed securities	216.9	(1.3)	28	347.7	(14.2)	57
Commercial mortgage-backed securities	66.8	(0.2)	5	138.2	(4.0)	13
Other debt obligations	55.2	(0.2)	7	31.0	(0.2)	3
Total fixed maturities	2,009.1	(24.1)	265	1,939.4	(79.6)	187
Marketable equity securities, available-for-sale	14.5	(1.1)	15	—	—	—
Total	$2,023.6	$(25.2)	$280	$1,939.4	$(79.6)	$187

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$102.7	$(6.2)	9	$—	$—	—
State and political subdivisions	278.7	(13.9)	44	5.4	(0.4)	3
Corporate securities	3,621.5	(150.7)	258	263.5	(51.6)	42
Residential mortgage-backed securities	680.0	(33.0)	95	52.4	(4.4)	22
Commercial mortgage-backed securities	261.9	(11.4)	17	14.2	(0.9)	9
Other debt obligations	152.0	(3.6)	15	0.6	(0.1)	3
Total fixed maturities	5,096.8	(218.8)	438	336.1	(57.4)	79
Marketable equity securities, available-for-sale	39.7	(0.6)	21	—	—	—
Total	$5,136.5	$(219.4)	$459	$336.1	$(57.4)	$79
Based on National Association of Insurance Commissioners (NAIC) ratings as of September 30, 2014 and December 31, 2013, the Company held below-investment-grade fixed maturities with fair values of $1,228.4 and $1,267.5, respectively, and amortized costs of $1,184.2 and $1,229.7, respectively. These holdings amounted to 4.8% and 5.5% of the Company’s investments in fixed maturities at fair value as of September 30, 2014 and December 31, 2013, respectively.
The following table summarizes the amortized cost and fair value of fixed maturities as of September 30, 2014, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$809.0	$824.8
Over one year through five years	5,657.3	6,126.7
Over five years through ten years	8,622.7	8,918.2
Over ten years	3,882.0	4,484.2
Residential mortgage-backed securities	2,735.1	2,857.8
Commercial mortgage-backed securities	1,329.5	1,401.7
Other asset-backed securities	666.7	703.2
Total fixed maturities	$23,702.3	$25,316.6
The following table summarizes the Company’s net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$278.8	$283.4	$837.8	$840.5
Marketable equity securities, available-for-sale	1.0	0.6	3.6	2.3
Marketable equity securities, trading	2.9	3.3	9.3	9.6
Mortgage loans	54.5	48.7	156.1	140.7
Policy loans	0.9	0.8	2.6	2.7
Investments in limited partnerships	(12.6)	(4.2)	(25.9)	(9.7)
Other	1.1	1.5	3.3	5.7
Total investment income	326.6	334.1	986.8	991.8
Investment expenses	(8.1)	(7.7)	(24.9)	(23.1)
Net investment income	$318.5	$326.4	$961.9	$968.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

 The following table summarizes the Company’s net realized gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities:
Gross gains on sales	$1.5	$2.4	$21.0	$8.0
Gross losses on sales	(3.3)	(7.4)	(5.7)	(17.4)
Net impairment losses recognized in earnings	(1.6)	(6.2)	(4.1)	(15.4)
Other (1)	1.4	0.5	(1.0)	(3.9)
Total fixed maturities	(2.0)	(10.7)	10.2	(28.7)
Marketable equity securities, trading (2)	(12.0)	12.0	29.3	43.3
Other (3)	2.1	(7.0)	(5.6)	(5.7)
Deferred policy acquisition costs and deferred sales inducement adjustment	(2.9)	1.1	(2.7)	1.7
Net realized gains (losses)	$(14.8)	$(4.6)	$31.2	$10.6
____________________

(1)
This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities held as of period end totaling $(1.3) and $1.2 for the three months ended September 30, 2014 and 2013, respectively, and $0.3 and $(0.8) for the nine months ended September 30, 2014 and 2013, respectively.

(2)
This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $(16.3) and $6.6 for the three months ended September 30, 2014 and 2013, respectively, and $19.4 and $17.8 for the nine months ended September 30, 2014 and 2013, respectively.

(3)
This includes net gains (losses) on derivatives not designated for hedge accounting, including an embedded derivative related to the Company's fixed indexed annuity (FIA) product and other instruments.

Other-Than-Temporary Impairments
The Company’s review of available for sale investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate that a credit loss exists.
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
The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of any credit-related OTTI:

	As of September 30, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$3.5	$(1.8)	$33.3	$(12.3)
6 consecutive months or more	4.9	(1.9)	26.7	(18.4)
Total underwater by 20% or more	8.4	(3.7)	60.0	(30.7)
All other underwater fixed maturities	3,940.1	(100.0)	5,372.9	(245.5)
Total underwater fixed maturities	$3,948.5	$(103.7)	$5,432.9	$(276.2)
As of September 30, 2014, there were $0.4 of gross unrealized losses related to available-for-sale marketable equity securities with a total fair value of $0.9 that were underwater by 20% or more. There were no such securities underwater by 20% or more as of December 31, 2013.
The Company reviewed its available-for-sale fixed maturities with unrealized losses as of September 30, 2014 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater fixed maturities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. This conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
As of September 30, 2014 and December 31, 2013, the Company has evaluated the near-term prospects of its available-for-sale equity securities with unrealized losses in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it had the ability and intent to hold these investments until a recovery of fair value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (loss) (OCI) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$22.2	$33.4	$23.1	$36.2
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.1	2.7	0.1	3.0
For which an OTTI was previously recognized	0.2	1.3	1.5	2.1
Decreases attributable to:
Securities sold or paid down during the period	(0.7)	(12.7)	(2.7)	(16.6)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	—	—	(0.2)	—
Balance, end of period	$21.8	$24.7	$21.8	$24.7
____________________

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.
5. Mortgage Loans
The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR) as well as detailed market, property and borrower analyses. The Company’s mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all mortgaged properties are inspected annually. The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturity. As of September 30, 2014, the three states with the largest concentrations of the Company’s commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 29.2%, 10.5% and 8.3% of the total portfolio, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following table sets forth the Company’s mortgage loans by risk category:

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,394.2	61.0%	$2,195.1	61.9%
Medium risk	909.4	23.2	843.5	23.8
Higher risk	620.3	15.8	506.3	14.3
Credit quality indicator total	3,923.9	100.0%	3,544.9	100.0%
Loans specifically evaluated for impairment (1)	2.0		2.0
Other (2)	(4.9)		(5.9)
Total	$3,921.0		$3,541.0
________________

(1)	As of September 30, 2014 and December 31, 2013, reserve amounts of $0.2 and $0.2, respectively were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
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
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of September 30, 2014, one loan with an outstanding balance of $1.5 was considered non-performing and as of December 31, 2013, no loans were considered non-performing.

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

	As of September 30, 2014			As of December 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$128.7	$4.3	$0.2	$97.1	$4.6	$—
Foreign currency swaps	582.2	5.5	20.4	440.4	—	28.4
Total derivatives designated as hedges	$710.9	$9.8	$20.6	$537.5	$4.6	$28.4
Derivatives not designated as hedges:
Equity index options	$1,788.4	$57.7	$0.5	$1,060.9	$38.8	$1.6
Foreign currency forwards	7.9	0.1	—	49.3	0.3	0.4
Embedded derivatives	—	—	183.5	—	—	92.1
Other derivatives	101.4	0.3	—	66.0	0.3	—
Total derivatives not designated as hedges	1,897.7	58.1	184.0	1,176.2	39.4	94.1
Total derivatives	$2,608.6	$67.9	$204.6	$1,713.7	$44.0	$122.5
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:

	As of September 30, 2014
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$7.0	$—	$(4.0)	$3.0
B	18.0	—	(3.6)	14.4
C	14.8	—	(15.3)	(0.5)
D	10.7	—	(12.8)	(2.1)
F	14.4	—	(13.9)	0.5
Other	3.0	—	—	3.0
Total derivative assets	$67.9	$—	$(49.6)	$18.3

	As of September 30, 2014
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$3.3	$—	$—	$3.3
B	13.1	—	(0.8)	12.3
E	4.0	(2.3)	—	1.7
Other	0.7	—	—	0.7
Total derivative liabilities (1)	$21.1	$(2.3)	$(0.8)	$18.0
_______________________

(1)	Excludes $183.5 of embedded derivatives which have no counterparty.

	As of December 31, 2013
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$4.4	$—	$(0.2)	$4.2
B	11.0	—	(3.0)	8.0
C	17.7	—	(17.4)	0.3
D	9.1	—	(6.9)	2.2
Other	1.8	—	—	1.8
Total derivative assets	$44.0	$—	$(27.5)	$16.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	As of December 31, 2013
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$5.3	$—	$—	$5.3
B	16.9	—	(0.2)	16.7
E	5.1	(2.8)	—	2.3
Other	3.1	—	—	3.1
Total derivative liabilities (1)	$30.4	$(2.8)	$(0.2)	$27.4
_______________________

(1)	Excludes $92.1 of embedded derivatives which have no counterparty.
Derivatives Designated as Hedges
The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate swaps	$(0.5)	$0.7	$1.5	$(2.3)
Foreign currency swaps	25.8	(27.2)	14.0	(15.7)
Total	$25.3	$(26.5)	$15.5	$(18.0)
See Note 10 for amounts reclassified out of AOCI into net income for the three and nine months ended September 30, 2014 and 2013. The Company expects to reclassify net gains of $4.1 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.
As of September 30, 2014, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately fifteen years. The Company recorded no ineffectiveness for these instruments for the three and nine months ended September 30, 2014 and 2013.
Derivatives Not Designated as Hedges
The following table shows the effect of derivatives not designated as hedges on the consolidated statements of income, which is recorded in net realized gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Equity index options	$2.5	$3.3	$17.6	$7.4
Foreign currency forwards	0.4	—	0.3	1.3
Embedded derivatives	2.4	(6.9)	(16.4)	(9.4)
Other derivatives	1.5	—	1.8	(0.4)
Total	$6.8	$(3.6)	$3.3	$(1.1)

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

	As of September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$450.3	$450.3	$—	$450.3	$—
State and political subdivisions	786.4	786.4	—	786.4	—
Corporate securities	18,995.5	18,995.5	—	18,872.5	123.0
Residential mortgage-backed securities	2,857.8	2,857.8	—	2,857.8	—
Commercial mortgage-backed securities	1,401.7	1,401.7	—	1,397.1	4.6
Other debt obligations	824.9	824.9	—	736.1	88.8
Total fixed maturities, available-for-sale	25,316.6	25,316.6	—	25,100.2	216.4
Marketable equity securities, available-for-sale	122.7	122.7	64.3	58.4	—
Marketable equity securities, trading	467.9	467.9	467.6	—	0.3
Investments in limited partnerships, alternative investments	63.3	63.3	—	—	63.3
Other invested assets:
Equity index options	57.7	57.7	—	55.6	2.1
Other	14.5	14.5	0.6	10.3	3.6
Total other invested assets	72.2	72.2	0.6	65.9	5.7
Total investments carried at fair value	26,042.7	26,042.7	532.5	25,224.5	285.7
Separate account assets	952.1	952.1	952.1	—	—
Total assets at fair value	$26,994.8	$26,994.8	$1,484.6	$25,224.5	$285.7
Financial liabilities:
Embedded derivatives	$183.5	$183.5	$—	$—	$183.5
Foreign currency swaps	20.4	20.4	—	20.4	—
Total liabilities at fair value	$203.9	$203.9	$—	$20.4	$183.5

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,921.0	$4,162.5	$—	$—	$4,162.5
Investments in limited partnerships, tax credit investments	244.6	220.3	—	220.3	—
Cash and cash equivalents	109.2	109.2	109.2	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$13,327.3	$13,441.1	$—	$—	$13,441.1
Income annuities	6,527.2	8,058.3	—	—	8,058.3
Notes payable:
Capital Efficient Notes (CENts)	149.9	157.5	—	157.5	—
Senior notes	547.1	581.3	—	581.3	—
_______________________

(1)	The carrying value of this balance excludes $6,295.7 of liabilities related to insurance contracts and embedded derivatives.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	As of December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$344.4	$344.4	$—	$327.0	$17.4
State and political subdivisions	751.5	751.5	—	751.5	—
Corporate securities	17,352.4	17,352.4	—	17,324.4	28.0
Residential mortgage-backed securities	2,756.0	2,756.0	—	2,755.8	0.2
Commercial mortgage-backed securities	1,518.4	1,518.4	—	1,512.6	5.8
Other debt obligations	615.0	615.0	—	486.2	128.8
Total fixed maturities, available-for-sale	23,337.7	23,337.7	—	23,157.5	180.2
Marketable equity securities, available-for-sale	134.3	134.3	77.4	56.9	—
Marketable equity securities, trading	474.4	474.4	474.1	—	0.3
Investments in limited partnerships, alternative investments	31.2	31.2	—	—	31.2
Other invested assets	47.8	47.8	0.6	5.2	42.0
Total investments carried at fair value	24,025.4	24,025.4	552.1	23,219.6	253.7
Separate account assets	978.4	978.4	978.4	—	—
Total assets at fair value	$25,003.8	$25,003.8	$1,530.5	$23,219.6	$253.7
Financial liabilities:
Embedded derivatives	92.1	92.1	—	—	92.1
Total liabilities at fair value	$92.1	$92.1	$—	$—	$92.1

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,541.0	$3,664.6	$—	$—	$3,664.6
Investments in limited partnerships, tax credit investments	265.1	237.9	—	237.9	—
Cash and cash equivalents	76.0	76.0	76.0	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$12,017.0	$11,884.2	$—	$—	$11,884.2
Income annuities	6,514.3	7,548.0	—	—	7,548.0
Notes payable:
Capital Efficient Notes (CENts)	149.9	156.2	—	156.2	—
Senior notes	299.6	319.3	—	319.3	—
_________________

(1)	The carrying value of this balance excludes $6,111.6 of liabilities related to insurance contracts and embedded derivatives.
Financial Instruments Measured at Fair Value on a Recurring Basis
Fixed Maturities
The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third-party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of September 30, 2014 and December 31, 2013, respectively, pricing services provided prices for 95.9% and 96.6% of the Company’s fixed maturities.
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
As of September 30, 2014, the Company had $854.1 or 3.4%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $824.5, or 96.5%, as Level 2 measurements as of September 30, 2014. As of December 31, 2013, the Company had $653.7, or 2.8%, of its fixed maturities invested in private placement securities, of which $635.6, or 97.2%, were classified as Level 2 measurements.
Corporate Securities
As of September 30, 2014 and December 31, 2013, the fair value of the Company’s corporate securities classified as Level 2 measurements was $18,872.5 and $17,324.4, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of September 30, 2014			As of December 31, 2013
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,372.7	17.9%	221	$3,237.3	18.7%	223
Consumer staples	2,829.3	15.0	164	2,681.6	15.5	159
Consumer discretionary	2,340.8	12.4	195	2,184.7	12.6	184
Utilities	2,160.9	11.5	157	1,897.9	11.0	146
Financial	2,052.2	10.9	168	1,819.2	10.5	158

Weighted-average coupon rate	5.35%			5.60%
Weighted-average remaining years to contractual maturity	9.1			9.6
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
As of September 30, 2014 and December 31, 2013, $724.0, or 3.8%, and $523.5, or 3.0%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 30 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation and thus management does not believe it prohibits Level 2 classification.
Residential Mortgage-backed Securities
As of September 30, 2014 and December 31, 2013, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,857.8 and $2,755.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.22% and 4.39% as of September 30, 2014 and December 31, 2013, respectively.

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
Agency securities comprised 88.5% and 89.2% of the Company’s Level 2 RMBS as of September 30, 2014 and December 31, 2013, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of September 30, 2014		As of December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$124.9	38.0%	$42.5	14.3%
AA through BBB	57.8	17.6	88.0	29.5
BB & below	146.0	44.4	167.8	56.2
Total non-agency RMBS	$328.7	100.0%	$298.3	100.0%
Non-agency RMBS with super senior subordination	$210.7	64.1%	$178.3	59.8%
As of September 30, 2014 and December 31, 2013, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 8.3% and 8.8%, respectively. As of September 30, 2014 and December 31, 2013, $75.5 and $110.3, or 23.0% and 37.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
As of September 30, 2014 and December 31, 2013, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,397.1 and $1,512.6, respectively. The weighted-average coupon rate on these securities was 4.73% and 4.82% as of September 30, 2014 and December 31, 2013, respectively.
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
The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 86.4% and 83.3% of Level 2 CMBS as of September 30, 2014 and December 31, 2013, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 32.4% and 31.4% as of September 30, 2014 and December 31, 2013, respectively, and 97.8% and 98.7% were in the most senior tranche as of September 30, 2014 and December 31, 2013, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	As of September 30, 2014	As of December 31, 2013
	% of Total	% of Total
Significant underlying collateral locations:
New York	23.3%	21.8%
California	11.2	11.7
Florida	7.7	7.5
Texas	7.1	7.3
Significant underlying collateral property types:
Office buildings	32.7%	32.6%
Retail shopping centers	30.5	31.5
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

Investments in Limited Partnerships
Investments in limited partnerships recorded at fair value relate to alternative investments, primarily private equity and hedge funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset values (NAV). The Company is generally unable to liquidate these investments during the remaining term of the partnership or fund, which range from four to fourteen years. As such, the Company classifies these securities as Level 3 measurements.
Equity Index Options
Equity index options consist primarily of Standard & Poor’s 500 Index® (“S&P 500”) options. As of September 30, 2014, the fair value of these index options was determined using option pricing models. Significant inputs include index implied volatilities, index dividend yields, index prices, a risk-free rate, option term and option strike price. As these inputs are observable, the equity index options are classified as Level 2.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

Other Financial Instruments Subject to Fair Value Disclosure Requirements
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents, which are reported at cost and approximate fair value, were $20.2 and $37.8 as of September 30, 2014 and December 31, 2013, respectively. These are classified as Level 1 measurements.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2014:

						Unrealized Gains (Losses) Included in:
	Balance as of July 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2014
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$157.3	$46.0	$—	$(89.1)	$3.8	$—	$5.0	$—	$123.0
Residential mortgage-backed securities	50.5	—	(0.1)	(50.3)	(0.1)	—	—	—	—
Commercial mortgage-backed securities	4.8	—	—	—	(0.2)	—	—	—	4.6
Other debt obligations	63.8	—	—	25.8	(0.3)	—	(0.5)	—	88.8
Total fixed maturities, available-for-sale	276.4	46.0	(0.1)	(113.6)	3.2	—	4.5	—	216.4
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	42.0	25.8	—	—	—	(4.3)	—	(0.2)	63.3
Other invested assets:
Equity index options	2.6	0.7	—	—	(0.1)	(0.9)	—	(0.2)	2.1
Other	3.5	0.3	—	—	(0.1)	0.1	—	(0.2)	3.6
Total other invested assets	6.1	1.0	—	—	(0.2)	(0.8)	—	(0.4)	5.7
Total Level 3 assets	$324.8	$72.8	$(0.1)	$(113.6)	$3.0	$(5.1)	$4.5	$(0.6)	$285.7
Financial Liabilities:
Embedded derivatives	157.9	28.2	(0.3)	—	—	(2.3)	—	—	183.5
Total Level 3 liabilities	$157.9	$28.2	$(0.3)	$—	$—	$(2.3)	$—	$—	$183.5

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2014
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.4	$—	$—	$(17.4)	$—	$—	$—	$—	$—
Corporate securities	28.0	46.0	—	39.0	0.6	—	9.4	—	123.0
Residential mortgage-backed securities	0.2	—	(0.1)	—	(0.2)	—	0.1	—	—
Commercial mortgage-backed securities	5.8	—	—	—	(1.2)	—	—	—	4.6
Other debt obligations	128.8	—	—	(39.3)	(2.1)	—	1.4	—	88.8
Total fixed maturities, available-for-sale	180.2	46.0	(0.1)	(17.7)	(2.9)	—	10.9	—	216.4
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	31.2	37.7	—	—	(0.9)	(4.7)	—	—	63.3
Other invested assets:
Equity index options	38.8	1.0	—	(36.7)	(0.4)	(0.5)	—	(0.1)	2.1
Other	3.2	1.4	—	—	(1.0)	0.3	—	(0.3)	3.6
Total other invested assets	42.0	2.4	—	(36.7)	(1.4)	(0.2)	—	(0.4)	5.7
Total Level 3 assets	$253.7	$86.1	$(0.1)	$(54.4)	$(5.2)	$(4.9)	$10.9	$(0.4)	$285.7
Financial Liabilities:
Embedded derivatives	$92.1	$75.5	$(0.5)	$—	$—	$16.4	$—	$—	$183.5
Total Level 3 liabilities	$92.1	$75.5	$(0.5)	$—	$—	$16.4	$—	$—	$183.5
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $25.8 and $66.4 for the three and nine months ended September 30, 2014. Gross transfers out of Level 3 were $139.4 and $120.8 for the three and nine months ended September 30, 2014, of which $139.4 and $84.1, respectively, related to fixed maturities for which observable inputs became available. Additionally, transfers out included a change in valuation methodology for equity index options during the first quarter of 2014 to a method that uses significant observable inputs. Such securities are now classified as Level 2.

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

The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2013:

						Unrealized Gains (Losses) Included in:
	Balance as of July 1, 2013	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$27.5	$69.0	$—	$4.0	$(0.2)	$—	$(2.2)	$—	$98.1
Residential mortgage-backed securities	26.0	—	—	(25.8)	(0.1)	—	0.1	—	0.2
Commercial mortgage-backed securities	6.5	24.7	—	—	(0.3)	—	0.4	—	31.3
Other debt obligations	73.8	—	—	—	0.2	—	(1.3)	—	72.7
Total fixed maturities, available-for-sale	133.8	93.7	—	(21.8)	(0.4)	—	(3.0)	—	202.3
Marketable equity securities, available-for-sale	6.2	—	—	(6.2)	—	—	—	—	—
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	34.7	0.8	—	—	(0.4)	4.5	—	(3.7)	35.9
Other invested assets	18.9	7.2	—	—	(1.4)	3.8	—	(0.1)	28.4
Total Level 3 assets	$193.9	$101.7	$—	$(28.0)	$(2.2)	$8.3	$(3.0)	$(3.8)	$266.9
Financial Liabilities:
Embedded derivatives	34.1	18.2	(0.1)	—	(0.3)	7.2	—	—	59.1
Total Level 3 liabilities	$34.1	$18.2	$(0.1)	$—	$(0.3)	$7.2	$—	$—	$59.1

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2013	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of September 30, 2013
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$38.9	$69.0	$—	$6.2	$(13.5)	$—	$(2.4)	$(0.1)	$98.1
Residential mortgage-backed securities	—	—	—	0.2	(0.1)	—	0.1	—	0.2
Commercial mortgage-backed securities	18.8	24.7	—	—	(12.1)	—	(0.1)	—	31.3
Other debt obligations	73.0	5.5	—	—	0.1	—	(5.9)	—	72.7
Total fixed maturities, available-for-sale	130.7	99.2	—	6.4	(25.6)	—	(8.3)	(0.1)	202.3
Marketable equity securities, available-for-sale	5.0	—	—	(5.0)	—	—	—	—	—
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	28.6	6.6	—	—	(4.3)	7.7	—	(2.7)	35.9
Other invested assets	7.8	16.4	—	—	(3.9)	7.2	—	0.9	28.4
Total Level 3 assets	$172.3	$122.2	$—	$1.4	$(33.8)	$15.0	$(8.3)	$(1.9)	$266.9
Financial Liabilities:
Embedded derivatives	14.1	35.7	(0.1)	—	—	9.4	—	—	59.1
Total Level 3 liabilities	$14.1	$35.7	$(0.1)	$—	$—	$9.4	$—	$—	$59.1
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $6.4 and $6.9 for the three and nine months ended September 30, 2013. Gross transfers out of Level 3 were $34.4 and $5.5 for the three and nine months ended September 30, 2013.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

8. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Unamortized balance at beginning of period	$464.2	$373.1	$419.9	$367.9
Deferral of acquisition costs	43.5	36.4	124.2	77.4
Adjustments for realized (gains) losses	(3.0)	0.8	(2.9)	1.1
Amortization — excluding unlocking	(16.3)	(14.9)	(47.7)	(46.0)
Amortization — impact of assumption and experience unlocking	(1.3)	(5.3)	(6.4)	(10.3)
Unamortized balance at end of period	487.1	390.1	487.1	390.1
Accumulated effect of net unrealized gains	(122.2)	(118.4)	(122.2)	(118.4)
Balance at end of period	$364.9	$271.7	$364.9	$271.7
The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Unamortized balance at beginning of period	$146.5	$155.1	$154.8	$153.4
Capitalizations	7.2	12.1	24.4	37.6
Adjustments for realized (gains) losses	0.2	0.3	0.3	0.6
Amortization — excluding unlocking	(10.0)	(10.1)	(31.1)	(30.5)
Amortization — impact of assumption and experience unlocking	0.1	(3.4)	(4.4)	(7.1)
Unamortized balance at end of period	144.0	154.0	144.0	154.0
Accumulated effect of net unrealized gains	(85.4)	(84.1)	(85.4)	(84.1)
Balance at end of period	$58.6	$69.9	$58.6	$69.9
9. Notes Payable and Credit Facility
Senior Notes Due 2024
On August 4, 2014, the Company issued $250.0 of 4.25% senior notes due on July 15, 2024, which were issued at a discount yielding $249.0. Interest on the notes is payable semi-annually, commencing on January 15, 2015, and the effective interest rate of the notes is 4.44%. The notes are general unsecured obligations of the Company and rank equally in right of payment with all existing and future senior indebtedness of the Company, including its senior notes due 2016 and revolving credit facility. The notes are senior in right of payment to the Company's capital efficient notes (CENts).
The notes are redeemable, in whole or in part, at the option of the Company on at least 30 but not more than 60 days prior notice, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes or (ii) the present value of the remaining scheduled payments on the redemption date, discounted to the date of redemption using the yield to maturity of a comparable treasury issue plus 30 basis points; plus, in each case, any accrued and unpaid interest.
Revolving Credit Facility
On August 28, 2014, the Company entered into a $400.0 senior unsecured revolving credit facility with a syndicate of lending institutions. The facility also provides access to up to $100.0 of financing, subject to the availability of additional commitments from lenders. The facility is set to mature on August 28, 2019 and is available to provide support for working capital, capital expenditures, and other general corporate purposes.
Borrowings under the facility will bear interest at a variable annual rate based on adjusted LIBOR or the alternate base rate plus, in each case, an applicable margin. Under the terms of the facility, the Company's debt-to-capitalization ratio, excluding AOCI, may not exceed 35%, and each of the Company's material insurance company subsidiaries must maintain a risk-based capital ratio of at least 225%, as well as other customary affirmative covenants. The Company is required to pay facility fees ranging from 0.1% to 0.3%, depending on the Company's rating with Moody's or S&P, on the daily amount of the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

commitment. The Company had no outstanding borrowings under the facility and was in compliance with all covenants as of September 30, 2014.
Effective August 28, 2014, concurrently with entry into the unsecured revolving credit agreement referenced above, the Company terminated its prior $300.0 credit agreement, dated December 14, 2011, which was set to mature on December 14, 2015. At termination, the Company had no borrowings outstanding under the credit agreement and was in compliance with all covenants.
10. Stockholders' Equity
The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and nine months ended September 30, 2014:

	Net Unrealized Gains (losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of July 1, 2014	$1,194.0	$(13.2)	$(166.6)	$(23.6)	$990.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(130.2)	—	27.5	16.4	(86.3)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.6)	(0.6)
Foreign currency swaps	—	—	—	(1.0)	(1.0)
Net realized investment (gains) losses	8.2	0.5	2.9	—	11.6
Total provision (benefit) for income taxes	(2.7)	(0.1)	(1.0)	0.6	(3.2)
Total reclassifications from AOCI, net of taxes	5.5	0.4	1.9	(1.0)	6.8
Other comprehensive income (loss) after reclassifications	(124.7)	0.4	29.4	15.4	(79.5)
Balance as of September 30, 2014	$1,069.3	$(12.8)	$(137.2)	$(8.2)	$911.1

	Net Unrealized Gains (losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of January 1, 2014	$737.8	$(14.2)	$(113.1)	$(16.9)	$593.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	338.3	—	(25.9)	10.1	322.5
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.7)	(1.7)
Foreign currency swaps	—	—	—	(0.4)	(0.4)
Net realized (gains) losses	(10.5)	2.1	2.7	—	(5.7)
Total provision (benefit) for income taxes	3.7	(0.7)	(0.9)	0.7	2.8
Total reclassifications from AOCI, net of taxes	(6.8)	1.4	1.8	(1.4)	(5.0)
Other comprehensive income (loss) after reclassifications	331.5	1.4	(24.1)	8.7	317.5
Balance as of September 30, 2014	$1,069.3	$(12.8)	$(137.2)	$(8.2)	$911.1
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $(69.9), $0.0, $14.8, $8.9 and $(46.2), respectively, for the three months ended September 30, 2014, and net of taxes of $182.2, $0.0, $(13.9), $5.4 and $173.7, respectively, for the nine months ended September 30, 2014.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and nine months ended September 30, 2013:

	Net Unrealized Gains (losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of July 1, 2013	$926.7	$(16.6)	$(133.7)	$6.2	$782.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(60.3)	(0.3)	2.8	(17.1)	(74.9)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.6)	(0.6)
Foreign currency swaps	—	—	—	0.5	0.5
Net realized investment (gains) losses	12.2	6.4	(1.1)	—	17.5
Total provision (benefit) for income taxes	(4.3)	(2.2)	0.4	—	(6.1)
Total reclassifications from AOCI, net of taxes	7.9	4.2	(0.7)	(0.1)	11.3
Other comprehensive income (loss) after reclassifications	(52.4)	3.9	2.1	(17.2)	(63.6)
Balance as of September 30, 2013	$874.3	$(12.7)	$(131.6)	$(11.0)	$719.0

	Net Unrealized Gains (losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(754.4)	(1.1)	90.9	(11.6)	(676.2)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.7)	(1.7)
Foreign currency swaps	—	—	—	(0.4)	(0.4)
Net realized (gains) losses	28.5	12.2	(1.7)	—	39.0
Total provision (benefit) for income taxes	(10.0)	(4.2)	0.6	0.7	(12.9)
Total reclassifications from AOCI, net of taxes	18.5	8.0	(1.1)	(1.4)	24.0
Other comprehensive income (loss) after reclassifications	(735.9)	6.9	89.8	(13.0)	(652.2)
Balance as of September 30, 2013	$874.3	$(12.7)	$(131.6)	$(11.0)	$719.0
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2013	119,087,677
Common stock issued (1)	5,300,569
Restricted stock issued, net	254,579
Employee stock purchase plan shares issued	133,122
Common stock repurchased (2)	(7,045,190)
Balance as of December 31, 2013	117,730,757

Balance as of January 1, 2014	117,730,757
Common stock issued	1,790
Restricted stock issued, net	197,829
Employee stock purchase plan shares issued	87,344
Common stock repurchased (2)	(2,104,638)
Balance as of September 30, 2014	115,913,082
_____________________

(1)	Includes 5,297,758 shares of common stock issued from the settlement of warrants.

(2)
Represents shares of common stock repurchased pursuant to the Company’s stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

11. Stock-Based Compensation
The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Fair Value
Outstanding as of January 1, 2014	650,197	$11.53
Shares granted	212,202	20.33
Shares vested	(13,048)	10.85
Shares forfeited	(14,373)	13.69
Outstanding as of September 30, 2014	834,978	$13.74
12. Commitments and Contingencies
Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of September 30, 2014, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
Other Commitments and Contingencies
The Company has a service agreement with a third-party service provider to outsource the majority of its information technology infrastructure. On March 3, 2014, the Company extended its initial term of the service agreement to expire on July 31, 2015. On September 16, 2014, the Company elected to extend its service agreement for a second 12-month renewal period, which expires July 31, 2016. The material terms of the agreement remained unchanged.
As of September 30, 2014, the Company had no other material changes to its commitments or contingencies since December 31, 2013.
13. Segment Information
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

	For the Three Months Ended September 30, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$150.9	$—	$—	$8.7	$—	$159.6
Net investment income	5.4	152.0	93.4	69.6	(1.9)	318.5
Policy fees, contract charges, and other	3.7	5.6	0.4	35.6	0.4	45.7
Certain realized gains (losses)	—	(0.1)	—	—	—	(0.1)
Total operating revenues	160.0	157.5	93.8	113.9	(1.5)	523.7
Benefits and expenses:
Policyholder benefits and claims	94.7	—	—	19.2	—	113.9
Interest credited	—	87.6	85.3	64.6	(0.3)	237.2
Other underwriting and operating expenses	44.6	23.6	5.1	18.8	0.7	92.8
Interest expense	—	—	—	—	10.2	10.2
Amortization of DAC	0.1	15.6	1.3	0.6	—	17.6
Total benefits and expenses	139.4	126.8	91.7	103.2	10.6	471.7
Segment pre-tax adjusted operating income (loss)	$20.6	$30.7	$2.1	$10.7	$(12.1)	$52.0
Operating revenues	$160.0	$157.5	$93.8	$113.9	$(1.5)	$523.7
Add: Excluded realized gains (losses)	—	(1.9)	(8.8)	(0.1)	(3.9)	(14.7)
Total revenues	160.0	155.6	85.0	113.8	(5.4)	509.0
Total benefits and expenses	139.4	126.8	91.7	103.2	10.6	471.7
Income (loss) from operations before income taxes	$20.6	$28.8	$(6.7)	$10.6	$(16.0)	$37.3

	For the Three Months Ended September 30, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$147.4	$—	$—	$8.6	$—	$156.0
Net investment income	5.2	145.0	98.4	72.6	5.2	326.4
Policy fees, contract charges, and other	3.5	5.8	0.2	34.1	4.7	48.3
Certain realized gains (losses)	—	0.8	—	—	—	0.8
Total operating revenues	156.1	151.6	98.6	115.3	9.9	531.5
Benefits and expenses:
Policyholder benefits and claims	99.2	0.2	—	19.1	—	118.5
Interest credited	—	86.6	85.7	63.4	(0.4)	235.3
Other underwriting and operating expenses	41.7	23.3	4.9	15.4	5.3	90.6
Interest expense	—	—	—	—	8.3	8.3
Amortization of DAC	—	17.7	0.9	1.6	—	20.2
Total benefits and expenses	140.9	127.8	91.5	99.5	13.2	472.9
Segment pre-tax adjusted operating income (loss)	$15.2	$23.8	$7.1	$15.8	$(3.3)	$58.6
Operating revenues	$156.1	$151.6	$98.6	$115.3	$9.9	$531.5
Add: Excluded realized gains (losses)	—	(9.7)	9.8	(3.0)	(2.5)	(5.4)
Total revenues	156.1	141.9	108.4	112.3	7.4	526.1
Total benefits and expenses	140.9	127.8	91.5	99.5	13.2	472.9
Income (loss) from operations before income taxes	$15.2	$14.1	$16.9	$12.8	$(5.8)	$53.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

	For the Nine Months Ended September 30, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$442.2	$—	$—	$25.9	$—	$468.1
Net investment income	15.6	447.9	286.2	210.6	1.6	961.9
Policy fees, contract charges, and other	11.9	17.4	0.8	108.9	1.4	140.4
Certain realized gains (losses)	—	—	—	—	—	—
Total operating revenues	469.7	465.3	287.0	345.4	3.0	1,570.4
Benefits and expenses:
Policyholder benefits and claims	269.2	0.2	—	55.8	—	325.2
Interest credited	—	262.0	253.2	193.7	(1.2)	707.7
Other underwriting and operating expenses	131.8	67.6	15.4	56.2	2.3	273.3
Interest expense	—	—	—	—	26.7	26.7
Amortization of DAC	0.4	47.2	3.4	3.1	—	54.1
Total benefits and expenses	401.4	377.0	272.0	308.8	27.8	1,387.0
Segment pre-tax adjusted operating income (loss)	$68.3	$88.3	$15.0	$36.6	$(24.8)	$183.4
Operating revenues	$469.7	$465.3	$287.0	$345.4	$3.0	$1,570.4
Add: Excluded realized gains (losses)	—	(3.1)	37.1	2.9	(5.7)	31.2
Total revenues	469.7	462.2	324.1	348.3	(2.7)	1,601.6
Total benefits and expenses	401.4	377.0	272.0	308.8	27.8	1,387.0
Income (loss) from operations before income taxes	$68.3	$85.2	$52.1	$39.5	$(30.5)	$214.6
As of September 30, 2014:
Total assets	$164.7	$15,547.0	$7,479.5	$6,716.9	$2,726.4	$32,634.5

	For the Nine Months Ended September 30, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$444.0	$—	$—	$26.4	$—	$470.4
Net investment income	15.5	424.4	299.0	211.5	18.3	968.7
Policy fees, contract charges, and other	10.4	16.9	2.3	101.1	16.0	146.7
Certain realized gains (losses)	—	2.3	—	—	—	2.3
Total operating revenues	469.9	443.6	301.3	339.0	34.3	1,588.1
Benefits and expenses:
Policyholder benefits and claims	299.1	0.4	—	53.7	—	353.2
Interest credited	—	250.3	256.9	190.4	(1.3)	696.3
Other underwriting and operating expenses	125.8	64.6	15.7	47.9	20.3	274.3
Interest expense	—	—	—	—	24.7	24.7
Amortization of DAC	—	48.0	2.8	5.5	—	56.3
Total benefits and expenses	424.9	363.3	275.4	297.5	43.7	1,404.8
Segment pre-tax adjusted operating income (loss)	$45.0	$80.3	$25.9	$41.5	$(9.4)	$183.3
Operating revenues	$469.9	$443.6	$301.3	$339.0	$34.3	$1,588.1
Add: Excluded realized gains (losses)	—	(8.0)	23.4	(7.0)	(0.1)	8.3
Total revenues	469.9	435.6	324.7	332.0	34.2	1,596.4
Total benefits and expenses	424.9	363.3	275.4	297.5	43.7	1,404.8
Income (loss) from operations before income taxes	$45.0	$72.3	$49.3	$34.5	$(9.5)	$191.6
As of September 30, 2013:
Total assets	$160.5	$13,533.2	$7,278.7	$6,482.6	$2,329.6	$29,784.6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share and per share data, unless otherwise stated)
(Unaudited)

14. Subsequent Event

On October 24, 2014, the Company declared a special dividend of $1.30 per common share, or approximately $150.7 in total, to shareholders of record on November 7, 2014. The dividend will be paid on or about November 21, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed above under “Forward-Looking Statements” and the factors described in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 25, 2014 (“2013 10-K”). You should read the following discussion in conjunction with Item 1 – “Condensed Financial Statements” included in this Form 10-Q and our 2013 10-K, as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31 of each calendar year.
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

In addition, we have a fifth segment, referred to as the Other segment, which includes our operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside our divisions; investment income related to unallocated surplus, certain alternative investments and tax credit investments; unallocated corporate expenses; interest expense on debt; and inter-segment elimination entries.
See Note 13 to the accompanying unaudited interim condensed consolidated financial statements for the financial results of our segments. Our segments and operations are further described in Item 1 – Business of our 2013 10-K.
Executive Summary
Net income for the nine months ended September 30, 2014 increased to $186.8, from $156.3 in the same period in 2013, the result of flat pretax adjusted operating income, higher net realized gains and a lower effective tax rate. For further discussion of earnings drivers for the period, refer to — "Results of Operations".

Significant business developments during the third quarter include the following:

•
Benefits Division: Our loss ratio remained at 62.7% for the third quarter of 2014, which was unchanged from the second quarter of 2014. Our loss ratio for the nine months ended September 30, 2014 was 60.9%, and we expect the full-year loss ratio to be below our target range of 64 – 66%.

•
Retirement Division: Higher FIA account values continued to deliver significantly higher earnings contributions compared to the prior year. FIA account values grew to $2.91 billion from $1.32 billion in the prior year, driven by strong sales. Total account values in our Deferred Annuities segment grew to $14.79 billion.

•
Individual Life Division: Sales of individual life products increased to $8.3 for the three months ended September 30, 2014, compared to $3.9 for the same period in 2013. Expanded distribution relationships in the Brokerage General Agency (BGA) market have resulted in stronger sales, primarily of our universal life products.

Additionally, other recent developments include the following

•	Senior notes: On August 4, 2014, the Company issued $250.0 of 4.25% senior notes due on July 15, 2024. Interest on the notes is payable semi-annually, commencing on January 15, 2015.

•
Revolving credit facility: The Company entered into a five-year, $400.0 senior unsecured revolving credit agreement, with access to an additional $100.0 of financing through an expansion feature for a total available credit facility of $500.0. The credit agreement matures August 28, 2019. Effective August 28, 2014, concurrently with entry into the new credit agreement, the Company terminated its prior four-year credit agreement, dated December 14, 2011.

•
Special dividend: On October 27, 2014, the Company announced that a portion of the proceeds from the senior notes would be utilized to pay a special cash dividend of $1.30 per common share, for an estimated total payout of $150.7.

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
Recent developments in the strategies we have outlined include the following:

•
Benefits Division: We are executing our strategy to place all of our employee benefits products on the private exchanges of our preferred distribution partners. We expect to have our limited benefit medical product available on many of these exchanges by the end of 2014.

•
Retirement Division: We continue to focus on distribution and product expansion. In October 2014, we launched a death benefit rider for our FIA product that we believe will differentiate our product in the marketplace.

•
Individual Life Division: We expanded our product line-up with the launch of a universal life product with survivorship benefits in late second quarter 2014. Additionally, we intend to have a financing solution in place by the end of this year to more effectively manage reserves and capital related to our universal life products with secondary guarantees. This financing solution will include certain business written in recent years, and we are monitoring regulatory developments impacting business written in 2015 and beyond that may affect the benefit from future financing solutions.

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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the unaudited interim condensed consolidated financial statements. In applying the Company’s accounting policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecasted, and our best estimates may require adjustment.

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
The following table presents a reconciliation of each of these non-GAAP financial measures to their most directly comparable GAAP financial measures:

	As of September 30, 2014	As of December 31, 2013
Total stockholders’ equity	$3,375.3	$2,941.9
Less: accumulated other comprehensive income (AOCI)	911.1	593.6
Adjusted book value*	2,464.2	2,348.3
Book value per common share (1)	$29.12	$24.99
Adjusted book value per common share (2)*	$21.26	$19.95

	For the Twelve Months Ended
	September 30, 2014	December 31, 2013
Return on stockholders’ equity, or ROE	7.9%	6.8%
Net income (3)	$251.2	$220.7
Average stockholders’ equity (4)	3,190.8	3,245.8
Operating return on average equity, or ROAE*	9.1%	8.8%
Adjusted operating income (5)*	$216.5	$200.9
Average adjusted book value (6)*	2,387.1	2,293.9
_________________

*	Represents a non-GAAP measure.

(1)
Book value per common share is calculated as stockholders’ equity divided by common shares outstanding totaling 115,913,082 and 117,730,757 as of September 30, 2014 and December 31, 2013, respectively.

(2)
Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 115,913,082 and 117,730,757 as of September 30, 2014 and December 31, 2013, respectively.

(3)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended September 30, 2014, this consisted of quarterly net income of $36.0, $71.5, $79.3 and $64.4.

(4)
Ending stockholders' equity balances for the most recent five quarters are used in the calculation of ROE. As of September 30, 2014, stockholders' equity for the most recent five quarters was $3,375.3, $3,428.6, $3,195.3, $2,941.9 and $3,012.8. As of December 31, 2013, stockholders' equity for the most recent five quarters was $2,941.9, $3,012.8, $3,040.1, $3,604.2, and $3,630.1.

(5)
Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended September 30, 2014, this consisted of quarterly adjusted operating income of $45.5, $55.3, $65.7 and $50.0. Adjusted operating income consists of net income, excluding after-tax net realized gains (losses) that are not reflective of the performance of the Company's insurance operations. For the twelve months ended September 30, 2014, the net quarterly reconciling amounts to arrive at net income were $(9.5), $16.2, $13.6 and $14.4. For the twelve months ended December 31, 2013, adjusted operating income was $200.9, with a reconciling amount of $19.8 to arrive at net income.

(6)
Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders’ equity, less AOCI. As of September 30, 2014, adjusted book value for the most recent five quarters was $2,464.2, $2,438.0, $2,391.0, $2,348.3 and $2,293.8. AOCI, for the most recent five quarters was $911.1, $990.6, $804.3, $593.6 and $719.0. As of December 31, 2013, adjusted book value of the most recent five quarters was $2,348.3, $2,293.8, $2,257.5, $2,311.1 and $2,258.9. AOCI, for the most recent five quarters was $593.6, $719.0, $782.6, $1,293.1 and $1,371.2.

Results of Operations
The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes.
Total Company
Set forth below is a summary of our consolidated financial results. The variances noted in the total company and segment tables should be interpreted as increases or (decreases), respectively.

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Revenues:
Premiums	$159.6	$156.0	2.3%	$468.1	$470.4	(0.5)%
Net investment income	318.5	326.4	(2.4)	961.9	968.7	(0.7)
Policy fees, contract charges, and other	45.7	48.3	(5.4)	140.4	146.7	(4.3)
Net realized gains (losses)	(14.8)	(4.6)	*	31.2	10.6	*
Total revenues	509.0	526.1	(3.3)	1,601.6	1,596.4	0.3
Benefits and expenses:
Policyholder benefits and claims	113.9	118.5	(3.9)	325.2	353.2	(7.9)
Interest credited	237.2	235.3	0.8	707.7	696.3	1.6
Other underwriting and operating expenses	92.8	90.6	2.4	273.3	274.3	(0.4)
Interest expense	10.2	8.3	22.9	26.7	24.7	8.1
Amortization of deferred policy acquisition costs	17.6	20.2	(12.9)	54.1	56.3	(3.9)
Total benefits and expenses	471.7	472.9	(0.3)	1,387.0	1,404.8	(1.3)
Income from operations before income taxes	37.3	53.2	(29.9)	214.6	191.6	12.0
Total provision for income taxes	1.3	7.9	(83.5)	27.8	35.3	(21.2)
Net income	$36.0	$45.3	(20.5)%	$186.8	$156.3	19.5%
Net income per common share – diluted (1):	$0.31	$0.38	(18.4)%	$1.60	$1.21	32.2%
Weighted-average common shares outstanding – diluted	115,906,535	117,803,885	(1.6)	116,439,608	129,578,606	(10.1)
Non-GAAP Financial Measures:
Adjusted operating income	$45.5	$48.8	(6.8)%	$166.5	$150.9	10.3%
Adjusted operating income per common share – diluted	$0.39	$0.41	(4.9)%	$1.43	$1.16	23.3%

Net income	$36.0	$45.3	(20.5)	$186.8	$156.3	19.5
Less: Excluded realized gains (losses) (net of taxes of $(5.2), $(1.9), $10.9 and $2.9)	(9.5)	(3.5)	*	20.3	5.4	*
Adjusted operating income	$45.5	$48.8	(6.8)%	$166.5	$150.9	10.3%
__________________
* Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)
Historically, our outstanding warrants exercisable for 18,975,744 common shares were included weighted-average common shares outstanding. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5,297,758 common shares.

The following table sets forth additional detail of our other underwriting and operating expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries, incentive compensation, and other employee costs	$50.0	$42.2	$142.4	$125.3
Rent and occupancy costs	4.6	3.8	14.1	10.4
Professional services and software licensing	14.5	12.6	44.2	37.7
Other	7.4	11.1	21.7	33.9
Total operating expenses	76.5	69.7	222.4	207.3
Commissions and premium-based taxes and fees	59.8	57.3	175.1	144.4
DAC deferrals	(43.5)	(36.4)	(124.2)	(77.4)
Other underwriting and operating expenses	$92.8	$90.6	$273.3	$274.3
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Summary of Results
Net income decreased $9.3 primarily as a result of a $10.2 increase in net realized losses and a decrease in pre-tax adjusted operating income. This was partially offset by a lower provision for income taxes as a result of a lower effective tax rate. Most net realized gains (losses) are excluded from pre-tax adjusted operating income. Refer to – “Investments” for further discussion of realized gains (losses).
Compared to third quarter 2013 results, third quarter 2014 pre-tax adjusted operating income from our Benefits and Deferred Annuities segments improved significantly, and declined in our Income Annuities, Individual Life, and Other Segments. Segment results, discussed further below, include net prepayment-related income of $5.1, which consisted of $7.1 of net investment income from investment prepayments (primarily bond make-whole payments in our Deferred Annuities segment), less $2.0 of related DAC and DSI amortization. For the three months ended September 30, 2013, prepayment-related income, net of related amortization, contributed $13.2 to pre-tax adjusted operating income.
Additionally, we perform our annual unlocking during the third quarter, which includes a comprehensive review of actuarial assumptions used for estimates of future gross profits underlying the amortization of deferred acquisition costs, deferred sales inducement assets and certain reserves related mainly to life insurance products. Among other factors, these actuarial assumptions include future investment yields, interest spreads, mortality, expenses, and lapses. Changes to these future assumptions result in adjustments that increase or decrease assets and liabilities amortized based on estimated gross profits. Annual unlocking charges were modest and totaled $1.1 in third quarter 2014, compared with $2.3 of unlocking charges in third quarter 2013.
Our other underwriting and operating expenses increased $2.2. This increase reflects expenses to support growth in our business, including information technology initiatives. These increases more than offset expense savings of $5.4 related to a broker-dealer subsidiary sold in the fourth quarter of 2013.
The provision for income taxes decreased $6.6 from the three months ended September 30, 2013. The effective tax rate declined to 3.5% for the three months ended September 30, 2014 from 14.8% for the same period in 2013. This was primarily due to increased benefits from tax credit investments on lower pre-tax income.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Summary of Results
Net income increased $30.5 primarily as a result of a $20.6 increase in net realized gains and a lower effective tax rate. Pre-tax adjusted operating income remained flat. Most net realized gains (losses) are excluded from pre-tax adjusted operating income. Refer to – “Investments” for further discussion of realized gains (losses).
Compared to 2013, pre-tax adjusted operating income from our Benefits and Deferred Annuities segments improved for the nine months ended September 30, 2014, and declined in our Income Annuities, Individual Life and Other segments. Segment results, discussed further below, include net prepayment-related income of $14.7, which consisted of $26.3 of net investment income from investment prepayments, less $11.6 of related DAC and DSI amortization. For the nine months ended September 30, 2013, prepayment-related income, net of related amortization, contributed $30.8 to pre-tax adjusted operating income.

Our other underwriting and operating expenses decreased $1.0. This decline reflects expense savings of $18.3 related to a broker-dealer subsidiary sold in the fourth quarter of 2013. Offsetting this decline is an increase in expenses to support business growth, a $4.3 charge primarily for prior years' state sales and use tax expense, increases in rent and occupancy costs, and expenses associated with our national brand campaign.
The provision for income taxes decreased $7.5 from the nine months ended September 30, 2013 as a result of a lower effective tax rate on higher income from operations. The effective tax rate declined to 13.0% for the nine months ended September 30, 2014 from 18.4% for the same period in 2013, due primarily to increased benefits from our tax credit investments.
Segment Operating Results
The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Segment pre-tax adjusted operating income (loss):
Benefits	$20.6	$15.2	35.5%	$68.3	$45.0	51.8%
Deferred Annuities	30.7	23.8	29.0	88.3	80.3	10.0
Income Annuities	2.1	7.1	(70.4)	15.0	25.9	(42.1)
Individual Life	10.7	15.8	(32.3)	36.6	41.5	(11.8)
Other	(12.1)	(3.3)	*	(24.8)	(9.4)	*
Pre-tax adjusted operating income (1)	$52.0	$58.6	(11.3)%	$183.4	$183.3	0.1%
Add: Excluded realized gains (losses)	(14.7)	(5.4)	*	31.2	8.3	*
Income from operations before incomes taxes	$37.3	$53.2	(29.9)%	$214.6	$191.6	12.0%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure.
The results of operations and selected operating metrics for our three divisions composed of five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three and nine months ended September 30, 2014 and 2013 are set forth in the following sections.

Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Operating revenues:
Premiums	$150.9	$147.4	2.4%	$442.2	$444.0	(0.4)%
Net investment income	5.4	5.2	3.8	15.6	15.5	0.6
Policy fees, contract charges, and other	3.7	3.5	5.7	11.9	10.4	14.4
Total operating revenues	160.0	156.1	2.5	469.7	469.9	—
Benefits and expenses:
Policyholder benefits and claims	94.7	99.2	(4.5)	269.2	299.1	(10.0)
Other underwriting and operating expenses	44.6	41.7	7.0	131.8	125.8	4.8
Amortization of deferred policy acquisition costs	0.1	—	*	0.4	—	*
Total benefits and expenses	139.4	140.9	(1.1)	401.4	424.9	(5.5)
Segment pre-tax adjusted operating income	$20.6	$15.2	35.5%	$68.3	$45.0	51.8%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Benefits segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Loss ratio (1)	62.7%	67.3%	60.9%	67.4%
Expense ratio (2)	29.4	28.1	29.7	28.2
Combined ratio (3)	92.1	95.4	90.6	95.6
Medical stop-loss – loss ratio (4)	63.6	67.2	60.1	67.5
Total sales (5)	$34.8	$19.0	$132.8	$106.8
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of the segment's insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $5.4, driven primarily by an improved loss ratio for medical stop-loss, which was partially offset by higher operating expenses. The loss ratio improved to 62.7% for the three months ended September 30, 2014, compared to 67.3% for the same period in 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $3.5 due to growth in our group life and DI business. This was partially offset by decreases in our medical stop-loss line due to policy lapses outpacing premiums from sales and renewals in 2014.
Benefits and Expenses
Policyholder benefits and claims decreased $4.5, primarily due to lower claims frequency in medical stop-loss, particularly on business written in 2013. This decrease was partially offset by higher group life and DI claims primarily due to growth in this line of business.
Other underwriting and operating expenses increased $2.9, primarily due to increased employee-related expenses and commissions driven by growth in our business.
Sales
Sales for the three months ended September 30, 2014 totaled $34.8, up from sales of $19.0 for the same period in 2013, driven by growth in our medical stop-loss and group life and DI lines of business.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $23.3, primarily driven by a lower loss ratio. The loss ratio improved to 60.9% for the nine months ended September 30, 2014, compared to 67.4% for the same period in 2013.
In addition to the driver discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums were essentially flat, as a $16.8 decrease in medical stop-loss premiums was effectively offset by $16.0 increase in group life and DI premiums. For our medical stop-loss business in 2014, policy lapses have outpaced premiums from sales and renewals.
Benefits and Expenses

Policyholder benefits and claims decreased $29.9 primarily due to lower claims frequency in medical stop-loss. During 2013, we experienced higher than expected claims frequency related to business written in January 2013 and established reserves for estimated incurred but not reported claims based on this experience. In 2014, the related claims have been lower than expected and reserves for this block were released. This favorable claims development has resulted in a lower loss ratio and reduced our benefits expense. This decrease was partially offset by higher group life and DI claims primarily due to growth in this line of business.
Other underwriting and operating expenses increased $6.0, primarily driven by increased employee-related expenses and commissions due to growth in our group life & DI business.
Sales
Sales for the nine months ended September 30, 2014 totaled $132.8, compared to sales of $106.8 for the same period in 2013. Sales increased across business lines in 2014, with most of the growth driven by higher sales of medical stop-loss and limited benefit medical.

Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Operating revenues:
Net investment income	$152.0	$145.0	4.8%	$447.9	$424.4	5.5%
Policy fees, contract charges, and other	5.6	5.8	(3.4)	17.4	16.9	3.0
Certain realized gains (losses)	(0.1)	0.8	*	—	2.3	(100.0)
Total operating revenues	157.5	151.6	3.9	465.3	443.6	4.9
Benefits and expenses:
Policyholder benefits and claims	—	0.2	(100.0)	0.2	0.4	(50.0)
Interest credited	87.6	86.6	1.2	262.0	250.3	4.7
Other underwriting and operating expenses	23.6	23.3	1.3	67.6	64.6	4.6
Amortization of deferred policy acquisition costs	15.6	17.7	(11.9)	47.2	48.0	(1.7)
Total benefits and expenses	126.8	127.8	(0.8)	377.0	363.3	3.8
Segment pre-tax adjusted operating income	$30.7	$23.8	29.0%	$88.3	$80.3	10.0%
The following table sets forth selected operating metrics relating to our Deferred Annuities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed account values, excluding FIA – General account	$11,074.0	$10,790.0	$11,074.0	$10,790.0
Interest spread (1)	1.91%	2.05%	1.91%	2.08%
Base earned yield	4.43	4.60	4.47	4.65
Base credited yield	2.70	2.88	2.73	2.87
Base interest spread (2)	1.73%	1.72%	1.74%	1.78%
Fixed account values, FIA – General account	$2,907.2	$1,321.8	$2,907.2	$1,321.8
FIA interest spread (3)	1.21%	*	1.22%	*
FIA base earned yield (4)	3.39%	*	3.34%	*
FIA base credited rate (4)	2.14%	*	2.10%	*
FIA base interest spread (4)	1.25%	*	1.24%	*
Variable account values – Separate account	$805.3	$792.3	$805.3	$792.3
Total sales (5)	759.3	747.1	2,037.1	1,510.6
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

(4)
FIA base interest spread is the FIA interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums and the MBS prepayment speed adjustment, and the impact of reserve adjustments on interest credited.

(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

*	Not meaningful.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income was $30.7 for the three months ended September 30, 2014, an increase of $6.9 from the same period in 2013. Higher FIA account values contributed $9.1 to interest margin, compared with $2.6 in the same period in 2013. Annual unlocking adjustments increased earnings by $0.2 in the third quarter of 2014, compared with a $3.5 reduction in earnings in the third quarter of 2013. These increases were partially offset by a reduction in income from prepayment-related activity.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $7.0, driven by an increase in invested assets due to higher account values. This increase was partially offset by lower yields on invested assets and lower investment income from prepayment-related activity. Prepayment income was $5.5 in the third quarter of 2014, compared with $12.6 in the third quarter of 2013.
The decline in investment yields was driven by earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans, which were below our overall portfolio yields. Also contributing to the decline in yields was the reinvestment of proceeds from prepayments at lower yields.
Benefits and Expenses
Interest credited increased $1.0, which was due to growth in account values, mostly offset by a favorable impact from annual DSI unlocking and lower DSI amortization related to prepayment income compared to 2013.
Amortization of deferred policy acquisition costs decreased $2.1 primarily due to a smaller annual unlocking charge in 2014 as compared with 20l3.

Sales
Deferred Annuities’ sales increased to $759.3 for the three months ended September 30, 2014 compared to $747.1 for the same period in 2013. Higher sales of our FIA and traditional fixed annuities products were driven by ongoing expansion of our products on bank and broker-dealer distribution platforms.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $8.0, primarily driven by higher FIA account values. This was partially offset by lower income from prepayment-related activity. Prepayment-related income was $7.6, net of related amortization, compared to $18.1 in the same period in 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $23.5, driven by an increase in invested assets due to higher account values. This increase was partially offset by lower yields on invested assets and lower investment income from prepayment-related activity. The decline in yields was driven by earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans, which were below our overall portfolio yields. Also contributing to the decline in yields was the reinvestment of proceeds from prepayments at lower yields.
Benefits and Expenses
The $11.7 increase in interest credited was driven by higher FIA interest, primarily from growth in account value.
Other underwriting and operating expenses increased $3.0 primarily due to higher employee-related expenses to support business growth and a charge primarily for prior years' state sales and use tax expense, as well as increases in rent and occupancy costs and expenses associated with our national brand campaign.
Sales
Deferred Annuities’ sales increased to $2,037.1 for the nine months ended September 30, 2014 compared to $1,510.6 for the same period in 2013, with significant increases in sales of FIA and traditional fixed annuity products. While interest rates remained at historically low levels, sales benefited from an improved interest rate environment in the first half of the year compared to 2013, and ongoing expansion of our FIA and traditional fixed annuity products on bank and broker-dealer distribution platforms.
Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Operating revenues:
Net investment income	$93.4	$98.4	(5.1)%	$286.2	$299.0	(4.3)%
Policy fees, contract charges, and other	0.4	0.2	100.0	0.8	2.3	(65.2)
Total operating revenues	93.8	98.6	(4.9)	287.0	301.3	(4.7)
Benefits and expenses:
Interest credited	85.3	85.7	(0.5)	253.2	256.9	(1.4)
Other underwriting and operating expenses	5.1	4.9	4.1	15.4	15.7	(1.9)
Amortization of deferred policy acquisition costs	1.3	0.9	44.4	3.4	2.8	21.4
Total benefits and expenses	91.7	91.5	0.2	272.0	275.4	(1.2)
Segment pre-tax adjusted operating income	$2.1	$7.1	(70.4)%	$15.0	$25.9	(42.1)%
The following table sets forth selected operating metrics relating to our Income Annuities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Reserves (1)	$6,494.8	$6,484.6	$6,494.8	$6,484.6
Interest spread (2)	0.46%	0.61%	0.48%	0.62%
Base earned yield	5.89	6.02	5.89	6.03
Base credited yield	5.36	5.49	5.43	5.51
Base interest spread (3)	0.53%	0.53%	0.46%	0.52%
Mortality gains (losses) (4)	$0.2	$1.1	$6.3	$6.6
Total sales (5)	62.3	38.9	238.8	125.1
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
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income decreased $5.0, primarily the result of a lower investment margin and a reduction in mortality gains. Mortality gains were $0.2 for the three months ended September 30, 2014, compared to gains of $1.1 for the same period in 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $5.0, primarily due to a $1.9 mark-to-market loss on alternative investments purchased in the quarter and an overall decline in investment yields. The decline in yields was driven by earned rates on recent fixed maturity purchases and commercial mortgage loan originations, which were below overall portfolio yields. Proceeds from prepayments of higher yielding assets were also reinvested at lower yields.
Benefits and Expenses
Interest credited decreased $0.4 as a result of lower crediting rates, partially offset by less favorable mortality gains. Mortality experience is volatile and can fluctuate significantly from period to period.
Sales
Sales increased to $62.3 in 2014, compared to $38.9 in 2013. The increase was primarily the result of more competitive pricing of our SPIA products and the continued success of our sales strategies to help customers maximize retirement income. However, competition among carriers in this market remains strong, and sales in the third quarter of 2014 decreased sequentially from the second quarter.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income decreased $10.9, primarily the result of a lower interest margin from lower investment yields and lower income from prepayment-related activity.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $12.8, primarily due to lower investment yields. Additionally, we recorded a $1.9 mark-to-market loss on alternative investments, and we had lower prepayment-related income, which contributed earnings of $3.1 for the nine months ended September 30, 2014 compared to $4.9 in 2013. The decline in yields was driven by earned rates on recent fixed maturity purchases and commercial mortgage loan originations, which were below overall portfolio yields. Proceeds from prepayments of higher yielding assets were also reinvested at lower yields.
Benefits and Expenses
Interest credited decreased $3.7, primarily driven by lower crediting rates.
Sales
Sales increased $113.7 due to sales of SPIAs, which increased to $238.8 in 2014 compared to $117.6 in 2013. The increase was primarily the result of the improved interest rate environment compared to the nine months ended September 30, 2013, and the continued success of our sales strategies to help customers maximize retirement income.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Operating revenues:
Premiums	$8.7	$8.6	1.2%	$25.9	$26.4	(1.9)%
Net investment income	69.6	72.6	(4.1)	210.6	211.5	(0.4)
Policy fees, contract charges, and other	35.6	34.1	4.4	108.9	101.1	7.7
Total operating revenues	113.9	115.3	(1.2)	345.4	339.0	1.9
Benefits and expenses:
Policyholder benefits and claims	19.2	19.1	0.5	55.8	53.7	3.9
Interest credited	64.6	63.4	1.9	193.7	190.4	1.7
Other underwriting and operating expenses	18.8	15.4	22.1	56.2	47.9	17.3
Amortization of deferred policy acquisition costs	0.6	1.6	(62.5)	3.1	5.5	(43.6)
Total benefits and expenses	103.2	99.5	3.7	308.8	297.5	3.8
Segment pre-tax adjusted operating income	$10.7	$15.8	(32.3)%	$36.6	$41.5	(11.8)%
The following table sets forth selected operating metrics relating to our Individual Life segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Individual insurance:
Individual claims (1)	$14.3	$14.0	$41.7	$43.4
UL account value (2)	753.4	717.6	753.4	717.6
UL interest spread (3)	1.36%	2.44%	1.40%	2.11%
UL base interest spread (4)	1.17	1.41	1.23	1.43
Sales (5)	$8.3	$3.9	$25.3	$9.2
Institutional Markets:
BOLI account value (2)	$4,868.1	$4,764.8	$4,868.1	$4,764.8
BOLI ROA (6)	0.96%	0.78%	1.01%	0.84%
BOLI base ROA (7)	0.92	0.64	0.87	0.77
COLI sales (8)	$—	$10.2	$—	$37.0
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	UL account value and BOLI account value represent our liabilities to our policyholders.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income decreased $5.1, driven by an increase in operating expenses, lower prepayment-related income, and an unfavorable impact from annual unlocking. This was partially offset by a higher BOLI base ROA, driven by lower institutional claims.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $3.0 primarily due to lower prepayment-related income, which contributed earnings of $0.9 in the third quarter of 2014 compared to $3.6 in the third quarter of 2013. Excluding prepayments, net investment income declined slightly primarily due to lower overall yields, partially offset by higher average invested assets.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $1.3, driven by a $3.1 increase related to higher reserves from growth in our Classic UL block of business and a favorable impact from annual unlocking in 2013, as well as an increase in interest credited on higher UL and BOLI account values. These increases were primarily offset by a decrease of $3.2 in claims on our BOLI business.
Other underwriting and operating expenses increased $3.4, which includes an increase in expenses to acquire new business and service growth in this line of business. Non-deferrable commissions and premium taxes also increased due to higher sales of our Classic UL product.
Sales
Sales of individual life products increased to $8.3 for the three months ended September 30, 2014, compared to $3.9 for the same period in 2013. An expanded BGA distribution network contributed to higher sales of our Classic UL product.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Summary of Results
Segment pre-tax adjusted operating income decreased $4.9, primarily driven by higher operating expenses as well as an unfavorable impact from annual unlocking. Partially offsetting these items were increased earnings contributions from growth in our UL account value, and a higher BOLI base ROA, driven by lower claims.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income remained flat primarily due to higher average invested assets offset by lower overall yields.
Policy fees, contract charges, and other increased $7.8 primarily due to increased COI charges and policy fees related to our UL and BOLI businesses.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $5.4, driven by a $6.0 increase related to higher reserves from strong sales of our Classic UL product and a favorable impact from annual unlocking in 2013, as well as a $3.3 increase in interest credited primarily on larger BOLI account values. These increases were partially offset by a decrease of $4.0 from lower individual and BOLI claims.
Other underwriting and operating expenses increased $8.3, which includes $1.3 of expense primarily related to prior years' sales and use tax, as well as an increase in rent and occupancy costs, an increase in expenses to acquire new business and service growth in this line of business, and an increase related to consulting expenses on technology initiatives.

Sales
Sales of individual life products increased to $25.3 for the nine months ended September 30, 2014, compared to $9.2 for the same period in 2013. An expanded BGA distribution network contributed to higher sales of our Classic UL product.
Other
The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Operating revenues:
Net investment income	$(1.9)	$5.2	*	$1.6	$18.3	(91.3)%
Policy fees, contract charges, and other	0.4	4.7	(91.5)%	1.4	16.0	(91.3)%
Total operating revenues	(1.5)	9.9	*	3.0	34.3	(91.3)
Benefits and expenses:
Interest credited	(0.3)	(0.4)	(25.0)	(1.2)	(1.3)	(7.7)
Other underwriting and operating expenses	0.7	5.3	(86.8)	2.3	20.3	(88.7)
Interest expense	10.2	8.3	22.9	26.7	24.7	8.1
Total benefits and expenses	10.6	13.2	(19.7)	27.8	43.7	(36.4)
Segment pre-tax adjusted operating loss	$(12.1)	$(3.3)	*	$(24.8)	$(9.4)	*
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $12.1 for the three months ended September 30, 2014 compared with losses of $3.3 for the same period in 2013. This decline was primarily driven by a $7.1 decrease in net investment income from lower returns on our alternative investments, which are marked to market each quarter. We recorded losses of $2.5 for the three months ended September 30, 2014 compared with gains of $0.8 for the same period in 2013. Higher amortization of our tax credit investments also contributed to the decline in net investment income. These tax credit investments reduce net investment income, but provide tax benefits that reduce our provision for income taxes and decrease our effective tax rate. See "Investments – Investments in Limited Partnerships – Tax Credit Investments" for further information.
The decrease in other underwriting and operating expenses was primarily due to third quarter 2013 commissions and other operating expenses associated with our broker-dealer subsidiary that was sold in the fourth quarter 2013, which was offset by a related decline in fee revenue.
Interest expense increased following the issuance of $250.0 senior notes in the third quarter 2014.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $24.8 for the nine months ended September 30, 2014 compared with losses of $9.4 for the same period in 2013. This was driven by a reduction in net investment income, primarily due to lower returns on our alternative investments, which are marked to market each quarter. We recorded losses of $2.8 for the nine months ended September 30, 2014 compared with gains of $4.9 for the same period in 2013. Higher amortization of our tax credit investments also contributed to the decline in net investment income.
The decrease in other underwriting and operating expenses was primarily due to 2013 commissions and other operating expenses associated with our broker-dealer subsidiary that was sold in the fourth quarter 2013, which was offset by a related decline in fee revenue, as well as expenses related to the exploration of acquisition opportunities incurred in the second quarter of 2013.

Investments
Our investment portfolio is intended to support the expected cash flows of our liabilities and produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio mix as of September 30, 2014 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and alternative investments which include private equity and hedge funds) and other investments. Our equity investments primarily consist of common stock and mainly support asset and liability matching strategies for certain long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.
The following table presents the composition of our investment portfolio:

	As of September 30, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$24,462.5	80.8%	$22,684.0	81.3%
Private	854.1	2.8	653.7	2.3
Marketable equity securities, available-for-sale	122.7	0.4	134.3	0.5
Marketable equity securities, trading	467.9	1.5	474.4	1.7
Mortgage loans, net	3,921.0	13.0	3,541.0	12.7
Policy loans	61.0	0.2	63.3	0.2
Investments in limited partnerships (1):
Alternative investments	63.3	0.2	31.2	0.1
Tax credit investments	244.6	0.8	265.1	1.0
Other invested assets (2)	76.9	0.3	54.1	0.2
Total	$30,274.0	100.0%	$27,901.1	100.0%
____________________

(1)	Alternative investments are carried at fair value, and our tax credit investments are carried at amortized cost.

(2)	Primarily includes derivative instruments.
Invested assets increased $2,372.9 during the nine months ended September 30, 2014 primarily due to a net increase in unrealized gains on our fixed maturities and portfolio growth generated by sales in the Retirement Division. As of September 30, 2014 and December 31, 2013, we had net unrealized gains of $1.61 billion and $1.08 billion, respectively, on our fixed maturity portfolio. This increase in unrealized gains was driven by a decrease in benchmark 10-year U.S. Treasury rates from 3.04% as of December 31, 2013 to 2.52% as of September 30, 2014.

Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.78%	$278.8	5.24%	$283.4
Marketable equity securities, available-for-sale	3.35	1.0	4.37	0.6
Marketable equity securities, trading	2.94	2.9	2.84	3.3
Mortgage loans, net	5.68	54.5	5.84	48.7
Policy loans	5.63	0.9	5.63	0.8
Investments in limited partnerships:
Alternative investments	*	(4.5)	*	0.8
Tax credit investments (2)	*	(8.1)	*	(5.0)
Other income producing assets (3)	1.41	1.1	2.14	1.5
Gross investment income before investment expenses	4.59	326.6	5.11	334.1
Investment expenses	(0.11)	(8.1)	(0.12)	(7.7)
Net investment income	4.48%	$318.5	4.99%	$326.4
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $6.0 and $6.4 for the three months ended September 30, 2014 and 2013, respectively.

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
For the three months ended September 30, 2014, net investment income was down $7.9 compared to the same period in 2013. Average invested assets increased, while yields on our investment portfolio decreased to 4.48% for the three months ended September 30, 2014 from 4.99% for the three months ended September 30, 2013.
Yields continued to be negatively impacted by the low interest rate environment. Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio decreased to 4.38% for the three months ended September 30, 2014 from 4.71% for the three months ended September 30, 2013. This reduction is a result of earned rates on new purchases, which are significantly below overall portfolio yields. We have experienced significant growth in account value from strong sales and reinvestment of proceeds from prepayment activity. The interest rates on new investment purchases associated with these cash flows are putting downward pressure on our overall portfolio yield.
We also continued to see elevated levels of prepayment activity and related income, though this impact was lower in the third quarter of 2014 when compared to the same period in 2013. Prepayment-related activities generated income of $7.1, or 10bps of yield, in the three months ended September 30, 2014, compared to $18.6, or 28bps of yield, in the same period in 2013. Prepayment-related income includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads.
In an attempt to mitigate the impact of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. We also strategically increased our investment in high-quality foreign corporate securities beginning in late 2012, with a focus on investment grade securities.
We focus on originating loans at an attractive spread to comparable U.S. Treasuries. For the three months ended September 30, 2014, we originated loans at a spread over U.S. Treasuries of approximately 240bps, compared with an approximate 290bps spread over U.S. Treasuries for the year ended December 31, 2013. Spreads to U.S. Treasuries continue to tighten, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates were low throughout 2013 and into 2014, which has led to a decline in our overall mortgage loan portfolio yield as we continue to grow this asset class.
The following table sets forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.87%	$837.8	5.25%	$840.5
Marketable equity securities, available-for-sale	4.04	3.6	5.70	2.3
Marketable equity securities, trading	3.22	9.3	2.78	9.6
Mortgage loans, net	5.62	156.1	5.79	140.7
Policy loans	5.58	2.6	5.66	2.7
Investments in limited partnerships:
Alternative investments	*	(4.8)	*	5.0
Tax credit investments (2)	*	(21.1)	*	(14.7)
Other income producing assets (3)	1.71	3.3	2.65	5.7
Gross investment income before investment expenses	4.72	986.8	5.13	991.8
Investment expenses	(0.12)	(24.9)	(0.12)	(23.1)
Net investment income	4.60%	$961.9	5.01%	$968.7
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities, including investments in limited partnerships, are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $21.0 and $18.1 for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014, net investment income was down $6.8 compared to the same period in 2013. Average invested assets increased, while yields on our investment portfolio decreased to 4.60% for the nine months ended September 30, 2014 from 5.01% for the nine months ended September 30, 2013.
Yields continued to be negatively impacted by the low interest rate environment. Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio decreased to 4.47% for the nine months ended September 30, 2014 from 4.77% for the nine months ended September 30, 2013. This reduction is a result of earned rates on new purchases, which are significantly below overall portfolio yields. We have experienced significant growth in account value from strong sales and reinvestment of proceeds from prepayment activity. The interest rates on new investment purchases associated with these cash flows are putting downward pressure on our overall portfolio yield.
We also continued to see elevated levels of prepayment activity and related income, though this impact was lower in the first nine months of 2014 when compared to the same period in 2013. Prepayment-related activities generated income of $26.3, or 13bps of yield, in the nine months ended September 30, 2014, compared to $44.9, or 24bps of yield, in the same period in 2013. Prepayment-related income includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans. Prepayment activity usually stems from higher-yielding investments, resulting in cash inflows which are then typically reinvested into lower-yielding new assets, placing downward pressure on our future investment income and interest spreads.
In an attempt to mitigate the impact of the low interest rate environment, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities. For the nine months ended September 30, 2014, we originated loans at a spread over U.S. Treasuries of approximately 240bps, compared with an approximate 290bps spread over U.S. Treasuries for the year ended December 31, 2013. We also strategically increased our investment in high-quality foreign corporate securities beginning in late 2012, with a focus on investment grade securities.

Net Realized Gains (Losses)
The following table sets forth the detail of our net realized gains (losses) before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains on sales of fixed maturities	$1.5	$2.4	$21.0	$8.0
Gross realized losses on sales of fixed maturities	(3.2)	(7.4)	(5.7)	(17.4)
Impairments:
Total credit-related	(0.3)	(4.0)	(1.6)	(5.1)
Intent to sell	(1.3)	(2.2)	(2.5)	(10.3)
Total impairments	(1.6)	(6.2)	(4.1)	(15.4)
Net gains (losses) on trading securities	(12.0)	12.0	29.4	43.3
Net realized gains (losses) related to FIA:
Certain realized gains (losses) (1)	(0.1)	0.9	—	2.0
Fair value changes — embedded derivative and related options (2)	4.9	(4.2)	1.2	(4.0)
Other net gains (losses) (3):
Other gross gains	15.4	5.2	31.1	12.4
Other gross losses	(19.7)	(7.3)	(41.7)	(18.3)
Net realized gains (losses)	$(14.8)	$(4.6)	$31.2	$10.6
____________________

(1)
Represents the changes in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s ("old block"), which has an account value of $35.6 as of September 30, 2014. This change in fair value is included in pre-tax adjusted operating income.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
For the three months ended September 30, 2014, our portfolio produced net realized losses of $14.8, as compared to losses of $4.6 for the same period in 2013. The decrease was primarily due to net losses on our equity trading securities, which are discussed further in “– Return on Equity Investments,” compared to net gains during the third quarter of 2013. The loss was partially offset by net realized gains related to fair value changes in our embedded derivative and related options compared to losses for the same period in 2013 and decreased impairments for the three months ended September 30, 2014.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014, our portfolio produced net realized gains of $31.2, as compared to gains of $10.6 for the same period in 2013. The increase was primarily due to decreased impairments and net realized gains related to sales of fixed maturities for the nine months ended September 30, 2014 compared to net realized losses for the same period in 2013. These were partially offset by decreased gains on trading securities for the nine months ended September 30, 2014 compared to the same period in 2013.

Impairments
We regularly monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying consolidated financial statements.
Impairments for the three and nine months ended September 30, 2014 decreased from the same periods in 2013 by $4.6 and $11.3, respectively. These decreases were driven by reductions in write-downs of securities we intend to sell. For those issuers for which we recorded a credit-related impairment during the nine months ended September 30, 2014, we had remaining holdings with an amortized cost of $2.9 and fair value of $3.0 as of September 30, 2014. We believe the amortized cost of these securities is recoverable, based on our estimated recovery values.

As of September 30, 2014 and December 31, 2013, 35.6% and 36.8%, respectively, of the gross unrealized losses on our investment portfolio, after the recognition of OTTI, related to securities due after ten years and our mortgage backed securities, which we consider to be longer duration assets. The fair value of these securities fluctuates more significantly with changes in interest rates and credit spreads, and we believe they will recover over time. Refer to Note 4 to the accompanying consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of September 30, 2014.

Fixed Maturity Securities
Fixed maturities represented approximately 84% of invested assets as of both September 30, 2014 and December 31, 2013. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small percentage of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable public market securities. As of September 30, 2014 and December 31, 2013, privately placed fixed maturities represented 3.4% and 2.8%, respectively, of our total fixed maturity portfolio at fair value.
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
The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of September 30, 2014			As of December 31, 2013
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$13,579.5	$14,561.2	57.6%	$12,723.7	$13,403.1	57.4%
2 BBB	8,938.6	9,527.0	37.6	8,307.9	8,667.1	37.1
Total investment grade	22,518.1	24,088.2	95.2	21,031.6	22,070.2	94.5
3 BB	599.2	626.4	2.5	639.1	666.6	2.9
4 B	498.6	517.2	2.0	496.3	515.8	2.2
5 CCC & lower	80.2	79.9	0.3	76.8	78.3	0.4
6 In or near default	6.2	4.9	—	17.5	6.8	—
Total below investment grade	1,184.2	1,228.4	4.8	1,229.7	1,267.5	5.5
Total	$23,702.3	$25,316.6	100.0%	$22,261.3	$23,337.7	100.0%
Below investment grade securities comprised 4.8% and 5.5% of our fixed maturities portfolio as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, our NAIC 5 and 6 designated securities had gross unrealized losses of $5.7. Our analysis of these securities, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$2,219.8	$128.3	$(7.4)	$2,340.7	9.2%	$—
Consumer staples	2,628.7	211.9	(11.4)	2,829.2	11.2	—
Energy	1,258.7	104.5	(5.7)	1,357.5	5.4	—
Financial	1,920.4	154.4	(12.6)	2,062.2	8.1	—
Health care	1,915.3	127.5	(13.8)	2,029.0	8.0	(1.8)
Industrial	3,128.2	288.9	(9.3)	3,407.8	13.5	—
Information technology	493.1	30.7	(2.3)	521.5	2.1	—
Materials	1,362.6	95.5	(9.6)	1,448.5	5.7	(11.2)
Telecommunication services	749.9	66.8	(0.6)	816.1	3.2	(0.8)
Utilities	1,979.7	210.1	(6.8)	2,183.0	8.6	(0.1)
Total corporate securities	17,656.4	1,418.6	(79.5)	18,995.5	75.0	(13.9)
U.S. government and agencies	446.8	6.1	(2.6)	450.3	1.8	—
State and political subdivisions	751.9	36.0	(1.5)	786.4	3.1	—
Residential mortgage-backed securities:
Agency	2,418.7	125.6	(15.2)	2,529.1	10.0	—
Non-agency:
Prime	256.4	8.9	(0.3)	265.0	1.0	(5.2)
Alt-A	60.0	3.7	—	63.7	0.3	(0.4)
Total residential mortgage-backed securities	2,735.1	138.2	(15.5)	2,857.8	11.3	(5.6)
Commercial mortgage-backed securities:
Agency	186.3	8.5	(0.3)	194.5	0.8	—
Non-agency	1,143.2	67.9	(3.9)	1,207.2	4.8	—
Total commercial mortgage-backed securities	1,329.5	76.4	(4.2)	1,401.7	5.6	—
Other debt obligations	782.6	42.7	(0.4)	824.9	3.2	(0.1)
Total	$23,702.3	$1,718.0	$(103.7)	$25,316.6	100.0%	$(19.6)

	As of December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value	OTTI in AOCI
Security Sector
Corporate securities:
Consumer discretionary	$2,110.0	$98.7	$(24.0)	$2,184.7	9.4%	$—
Consumer staples	2,532.0	175.5	(26.0)	2,681.5	11.5	—
Energy	1,150.1	88.6	(6.4)	1,232.3	5.3	—
Financial	1,738.3	110.0	(29.1)	1,819.2	7.8	—
Health care	1,634.0	102.0	(28.2)	1,707.8	7.3	(1.9)
Industrial	3,040.5	224.7	(28.0)	3,237.2	13.9	(0.9)
Information technology	343.4	28.0	(3.9)	367.5	1.6	—
Materials	1,332.8	84.4	(19.2)	1,398.0	6.0	(11.2)
Telecommunication services	772.0	41.5	(7.0)	806.5	3.5	(0.8)
Utilities	1,817.8	130.4	(30.5)	1,917.7	8.2	(0.1)
Total corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	74.5	(14.9)
U.S. government and agencies	348.5	2.1	(6.2)	344.4	1.5	—
State and political subdivisions	748.2	17.6	(14.3)	751.5	3.2	—
Residential mortgage-backed securities:
Agency	2,388.8	104.9	(36.3)	2,457.4	10.5	—
Non-agency:
Prime	222.2	6.9	(1.0)	228.1	1.0	(6.2)
Alt-A	67.3	3.3	(0.1)	70.5	0.3	(0.6)
Total residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	11.8	(6.8)
Commercial mortgage-backed securities:
Agency	247.7	10.5	(0.4)	257.8	1.1	—
Non-agency	1,188.3	84.2	(11.9)	1,260.6	5.4	—
Total commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	6.5	—
Other debt obligations	579.4	39.3	(3.7)	615.0	2.5	—
Total	$22,261.3	$1,352.6	$(276.2)	$23,337.7	100.0%	$(21.7)
Our fixed maturities holdings are diversified by industry and issuer. As of September 30, 2014 and December 31, 2013, the fair value of our ten largest issuers of corporate securities holdings was $1,431.6 and $1,373.5, or 7.5% and 7.9% of total corporate securities, respectively. The fair value of our largest exposure to a single issuer of corporate securities was $150.5, or 0.8% of total corporate securities, as of September 30, 2014. All of the securities related to this issuer have an NAIC rating of 2. As of December 31, 2013, the fair value of our largest exposure to a single issuer of corporate securities was $152.1, or 0.9% of total corporate securities, all of which had an NAIC rating of 2.
As of September 30, 2014, there were net unrealized gains of $1,614.3 in our portfolio, compared to net unrealized gains of $1,076.4 as of December 31, 2013. The increase in gross unrealized gains was primarily due to falling interest rates since December 31, 2013. The benchmark 10-year U.S. Treasury rate decreased from 3.04% as of December 31, 2013 to 2.52% as of September 30, 2014. However, if interest rates begin to rise, we would expect to experience decreases in our net unrealized gains.
As of September 30, 2014 and December 31, 2013, the fair value of our state and political subdivision securities included $35.6 and $34.2 of municipal general obligation bonds and $750.8 and $717.3 of municipal revenue bonds, respectively. We have municipal holdings of $5.6 and $5.4 in Illinois as of September 30, 2014 and December 31, 2013, respectively, and no exposure to municipal holdings in Michigan or Puerto Rico.
As of September 30, 2014, our investments in U.S. government and agency securities increased by $105.9, to $450.3 from $344.4 as of December 31, 2013. These securities are generally purchased as part of our cash management and asset-liability matching strategies to obtain higher yields and match liability durations from incoming cash flows until investments with adequate spreads are found. Our holdings of these securities will fluctuate from quarter to quarter based on sales volume and timing of cash deployment. In addition, these holdings may fluctuate to support collateral needs for our derivatives program.
Exposure to Foreign Fixed Maturities
As of September 30, 2014 and December 31, 2013, we held $665.3 and $530.6, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities with a focus on investment grade securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.
The following tables summarize our exposure to European fixed maturity holdings separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars.

	As of September 30, 2014
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$99.9	$727.1	$827.0	36.0%	$791.7
Netherlands	—	5.0	600.1	605.1	26.4	576.3
Luxembourg	—	17.8	290.3	308.1	13.5	298.8
France	—	20.2	244.5	264.7	11.5	253.8
Switzerland	—	110.7	—	110.7	4.8	103.2
Other	0.5	—	179.2	179.7	7.8	171.2
Total	$0.5	$253.6	$2,041.2	$2,295.3	100.0%	$2,195.0

	As of December 31, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
European Countries:
United Kingdom	$—	$97.4	$706.7	$804.1	38.2%	$783.2
Netherlands	—	—	608.7	608.7	28.9	593.0
France	—	18.5	213.6	232.1	11.0	231.8
Luxembourg	—	—	229.7	229.7	10.9	226.9
Switzerland	—	94.8	—	94.8	4.5	99.4
Other	0.6	—	134.4	135.0	6.5	136.6
Total	$0.6	$210.7	$1,893.1	$2,104.4	100.0%	$2,070.9
As of September 30, 2014 and December 31, 2013, the fair value of our exposure to European fixed maturities was 9.1% and 9.0% of our total fixed maturities portfolio, respectively. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $77.1 and $37.6 as of September 30, 2014 and December 31, 2013, respectively. We have no exposure to any issuers in Greece, Russia or Ukraine.
The fair value of our ten largest European security holdings by issuer was $913.9, or 3.6% of the fixed maturities portfolio as of September 30, 2014, and $973.9, or 4.2%, as of December 31, 2013. All of the issuers of our ten largest European security holdings had an S&P rating at or above BBB and a Moody's rating at or above Baa3. The fair value of our largest single European issuer exposure was $121.7, or 0.5%, and $150.6, or 0.6%, of the portfolio as of September 30, 2014 and December 31, 2013, respectively, and had an S&P rating of BBB+ and a Moody's rating of Baa1.
Mortgage-Backed Securities
Our fixed maturities portfolio included $4.26 billion of residential and commercial mortgage-backed securities at fair value as of September 30, 2014. As of September 30, 2014, 63.9% of our mortgage-backed securities were agency securities. Additionally, 27.2% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
The residential and commercial real estate markets were significantly impacted by the financial crisis and recession, but have since shown signs of improvement. The recovery in these markets has been supported by improved market fundamentals, including increased real estate prices and rent growth, reduced vacancy rates, lower delinquencies, and improved access to refinancing. Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis and recession, due to weaker underwriting standards and an issuance date closest to the market peak in real estate prices. As of September 30, 2014, our non-agency mortgage-backed securities with vintage years 2006 through 2008, which are primarily non-agency commercial mortgage-backed securities, had an amortized cost of $510.6 and a fair value of $558.0.
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
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles, and subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of September 30, 2014 or December 31, 2013.
As of September 30, 2014, our Alt-A portfolio was collateralized with 95.7% fixed rate mortgages and 4.3% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody’s, S&P, or Fitch. There were two securities with a total amortized cost and fair value of $12.2 and $12.3, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated the securities as investment grade.

	As of September 30, 2014
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2013
Vintage:
2009-2014	$123.6	$—	$—	$—	$—	$123.6	$41.5
2006-2008	—	—	—	—	60.8	60.8	70.7
2005 and prior	0.1	14.3	21.5	18.9	77.2	132.0	177.3
Total amortized cost	$123.7	$14.3	$21.5	$18.9	$138.0	$316.4	$289.5
Net unrealized gains (losses)	1.2	1.2	0.7	1.2	8.0	12.3	9.1
Total fair value	$124.9	$15.5	$22.2	$20.1	$146.0	$328.7	$298.6
As of September 30, 2014 and December 31, 2013, 64.1% and 59.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of September 30, 2014
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2014	$1,303.5	$45.0	$1,348.5	$39.5	$(13.6)	4.1%
2006-2008	2.0	0.2	2.2	0.2	—	5.7
2005 and prior	378.1	47.2	425.3	11.1	(2.6)	6.2
Total Agency CMO	$1,683.6	$92.4	$1,776.0	$50.8	$(16.2)	4.6%
Passthrough:
2009-2014	$674.9	$11.5	$686.4	$1.4	$(23.8)	4.9%
2006-2008	27.6	2.8	30.4	0.1	(0.5)	6.3
2005 and prior	32.6	3.7	36.3	0.6	(0.2)	5.7
Total Agency Passthrough	735.1	18.0	753.1	2.1	(24.5)	5.0
Total Agency RMBS	$2,418.7	$110.4	$2,529.1	$52.9	$(40.7)	4.7%
Non-Agency:
2009-2014	$123.6	$1.3	$124.9	$2.2	$(0.7)	4.2%
2006-2008	60.8	4.7	65.5	9.1	(0.2)	5.4
2005 and prior	132.0	6.3	138.3	5.1	(0.1)	5.6
Total Non-Agency RMBS	316.4	12.3	328.7	16.4	(1.0)	5.0
Total RMBS	$2,735.1	$122.7	$2,857.8	$69.3	$(41.7)	4.7%
As of September 30, 2014, our RMBS had gross unamortized discount and premium of $69.3 and $41.7, respectively. Changes in prepayment speeds, which are based on prepayment activity of the underlying mortgages, may create volatility in our net investment income because they accelerate or decelerate our amortization of the unamortized premiums and discounts. The impact to net investment income is dependent on whether the securities are at a discount or premium and whether the prepayment speeds increase or decrease.
There are various U.S. government initiatives through the Making Home Affordable program that may result in higher than expected prepayments on our RMBS portfolio, such as the Home Affordable Refinance Program that was extended to 2015. We continually monitor the underlying collateral in our RMBS to manage our prepayment exposure.

Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage. There were 10 securities with a fair value of $269.3 and an amortized cost of $247.4 that were rated AAA by either S&P, Moody’s or Fitch, that were given a lower rating by at least one other agency. None of these securities were rated below investment grade by any of the three agencies.

	As of September 30, 2014
	Highest Rating Agency Rating
	AAA	AA	A	BBB	BB and Below	Total	Total as of December 31, 2013
Vintage:
2009-2014	$477.2	$—	$—	$12.5	$—	$489.7	$445.7
2006-2008	480.4	18.3	—	—	11.9	510.6	545.1
2005 and prior	142.5	0.4	—	—	—	142.9	197.5
Total amortized cost	$1,100.1	$18.7	$—	$12.5	$11.9	$1,143.2	$1,188.3
Net unrealized gains (losses)	62.7	1.6	—	—	(0.3)	64.0	72.3
Total fair value	$1,162.8	$20.3	$—	$12.5	$11.6	$1,207.2	$1,260.6

As of September 30, 2014, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.8% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of September 30, 2014, our CMBS had a total gross unamortized discount and premium of $12.4 and $13.0, respectively.
The weighted-average credit enhancement of our CMBS, adjusted to remove defeased loans, was 34.6% as of September 30, 2014. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Common stock	(1.4)%	5.7%	4.5%	16.8%
S&P 500 Total Return Index	1.1	5.2	8.3	19.8
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
The following table presents selected information about the composition of our mortgage loan portfolio:

	As of September 30, 2014	As of December 31, 2013
Average loan balance	$2.5	$2.5
Largest loan balance	15.5	15.8
Weighted average LTV ratio	54.1%	54.7%
Weighted average DSCR	1.80	1.81
As of September 30, 2014 and December 31, 2013, 72.6% and 71.6%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $260.8 and $582.1 of mortgage loans during the three and nine months ended September 30, 2014, and expect originations in the fourth quarter of 2014 to outpace those during the third quarter.

We believe we have maintained our disciplined underwriting approach as we have increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Weighted average LTV ratio of loans originated	53.1%	53.3%
Maximum LTV ratio of loans originated	73.8	74.0
Weighted average DSCR of loans originated	1.82	1.79
Minimum DSCR of loans originated	1.01	0.97
Approximate weighted average spread over U.S. Treasuries of loans originated	2.41	2.90

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.
Credit Quality
We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in the evaluation of our allowance for mortgage loan losses. For more information and further discussion of the allowance for mortgage loan losses, see Note 5 to our unaudited interim condensed consolidated financial statements. As of September 30, 2014, one loan, with an outstanding principal balance of $1.5, was considered nonperforming.
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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,442.3	36.7%	$1,228.2	34.6%
51% - 60%	1,223.9	31.2	1,120.5	31.6
61% - 70%	922.2	23.5	890.5	25.1
71% - 75%	187.1	4.8	91.9	2.6
76% - 80%	57.8	1.5	82.0	2.3
81% - 100%	84.6	2.1	107.5	3.0
> 100%	8.0	0.2	26.3	0.8
Total	$3,925.9	100.0%	$3,546.9	100.0%

The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of September 30, 2014			As of December 31, 2013
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2014	$613.3	15.6%	53.1%
2013	711.1	18.1	57.2	$728.7	20.6%	53.3%
2012	770.4	19.6	55.4	795.5	22.4	57.5
2011	835.6	21.3	56.3	881.2	24.9	57.9
2010	443.8	11.3	49.8	499.0	14.1	50.8
2009 and prior	551.7	14.1	49.4	642.5	18.0	51.5
Total	$3,925.9	100.0%	54.1%	$3,546.9	100.0%	54.7%
The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,254.6	57.4%	$2,072.4	58.4%
1.40 - 1.59	808.1	20.6	675.6	19.0
1.20 - 1.39	499.5	12.7	471.5	13.3
1.00 - 1.19	255.5	6.5	212.1	6.0
0.85 - 0.99	30.8	0.8	56.5	1.6
< 0.85	77.4	2.0	58.8	1.7
Total	$3,925.9	100.0%	$3,546.9	100.0%
As of September 30, 2014, loans with an aggregate carrying value of $108.2 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.6 with a weighted average LTV of 72.5%.
Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,145.1	29.2%	$1,042.1	29.4%
Texas	412.9	10.5	411.8	11.6
Washington	327.7	8.3	319.4	9.0
Ohio	162.5	4.1	123.0	3.5
Illinois	156.5	4.0	153.9	4.3
Florida	155.2	4.0	132.3	3.7
Nevada	127.5	3.2	98.7	2.8
Oregon	126.0	3.2	116.2	3.3
Other	1,312.5	33.5	1,149.5	32.4
Total	$3,925.9	100.0%	$3,546.9	100.0%

The following table sets forth our investments in mortgage loans by property type:

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$1,953.1	49.7%	$1,758.6	49.6%
Office buildings	902.9	23.0	836.5	23.6
Industrial	653.4	16.6	610.3	17.2
Multi-family	209.8	5.3	172.4	4.9
Other	206.7	5.4	169.1	4.7
Total	$3,925.9	100.0%	$3,546.9	100.0%

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of September 30, 2014
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$20.2	0.5%
Due after one year through five years	414.9	10.6
Due after five years through ten years	1,611.7	41.1
Due after ten years	1,879.1	47.8
Total	$3,925.9	100.0%
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
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. Although these investments decrease our net investment income on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. As of September 30, 2014 and December 31, 2013, our tax credit investments had a carrying value of $244.6 and $265.1, respectively.
The following table sets forth the impact of these investments on net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization related to tax credit investments, net of taxes	$(5.2)	$(3.3)	$(13.7)	$(9.6)
Realized losses related to tax credit investments, net of taxes	(3.0)	(2.1)	(7.3)	(3.1)
Tax credits	14.2	11.8	42.0	30.8
Impact to net income	$6.0	$6.4	$21.0	$18.1

The following table provides the future estimated impact to net income:

Impact to Net
Income
Remainder of 2014	$9.1
2015	25.7
2016	17.8
2017	12.4
2018 and beyond	10.7
Estimated impact to net income	$75.7

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
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced by the following:

•	As of September 30, 2014 we had $25.20 billion of liquid assets, which includes cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities.

•	We continued to generate strong cash flows from operations, which were $713.8 for the nine months ended September 30, 2014, compared to $806.5 for the nine months ended September 30, 2013.

•
We had higher net flows related to policyholder account balances, which were $890.1 for the nine months ended September 30, 2014 compared to $458.4 for the same period in 2013, primarily due to higher deposits from strong sales in 2014 in our Deferred Annuities segment.

•
While certain policy lapses and surrenders occur in the normal course of business, the current interest rate environment generally has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek a higher return on their funds. As interest rates rise, we may experience an increase in lapses.

•
As of September 30, 2014, we had the ability to borrow, on an unsecured basis, a principal amount of $400.0 under a revolving line of credit arrangement with an expansion feature providing access to up to $100.0 for a total maximum principal amount of $500.0.

•
As of September 30, 2014 our primary life insurance subsidiary, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 453%. This provides adequate capital levels for growth of our business.

On August 4, 2014, the Company issued $250.0 of 4.25% senior notes due on July 15, 2024. On August 28, 2014, the Company also entered into a five-year, $400.0 senior unsecured revolving credit facility, with access to an additional $100.0 of financing through an expansion feature. Concurrently with entry into the new credit agreement the Company terminated its prior four-year credit agreement, dated December 14, 2011. For more information on these agreements, see Note 9 to the accompanying unaudited interim condensed consolidated financial statements.
Historically, we have paid quarterly cash dividends to holders of our common stock. During the three months ended September 30, 2014, we declared and paid a cash dividend of $0.10 per common share. Also, subsequent to quarter end, we declared a special dividend of $1.30 per common share, to be funded with the proceeds from issuance of the senior notes in August. We intend to continue to pay quarterly cash dividends to our stockholders, and the declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors. See “— Dividends” below for further discussion.

In February 2013, we began a stock repurchase program, authorized for up to 10,000,000 shares of Symetra’s outstanding common stock. In May 2013, the authorization was increased to 16,000,000 shares. As of September 30, 2014, we had repurchased a total of 9,053,303 shares for $134.6 since the program began. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries. Refer to Part II. Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” for current period activity and additional information about the repurchase program.
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
In managing the liquidity of our insurance operations, we consider the risk that policyholder and contract holder withdrawals of funds occur earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of such withdrawals. The following table sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of September 30, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,527.2	24.7%	$6,514.3	26.1%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	5,822.5	22.0	5,473.4	21.9
Surrender charges of 3 to 5%	1,443.2	5.4	2,080.4	8.3
MVA and surrender charges of 5% or higher (2)	2,622.7	9.9	1,514.7	6.1
5 year payout provision or MVA (3)	286.9	1.1	300.4	1.2
BOLI (4)	4,965.9	18.8	4,892.8	19.6
Universal life	315.4	1.2	293.1	1.2
Total somewhat liquid	15,456.6	58.4%	14,554.8	58.3%
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	3,052.1	11.5	2,801.2	11.2
Surrender charges less than 3%	658.1	2.5	321.4	1.3
Universal life	456.3	1.7	450.4	1.8
Total liquid	4,166.5	15.7%	3,573.0	14.3%
Other
Other (net of reinsurance) (6)	319.4	1.2	327.1	1.3
Total (7)	$26,469.7	100.0%	$24,969.2	100.0%
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

(5)	Given the current interest rate environment, we do not expect significant changes in the persistency of this business.

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

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $245.3 and $231.5 as of September 30, 2014 and December 31, 2013, respectively.

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
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of September 30, 2014 and December 31, 2013, our insurance subsidiaries had liquid assets of $24.70 billion and $23.17 billion, respectively, and Symetra had liquid assets of $450.6 and $162.6, respectively. The portion of total company liquid assets comprised of cash and cash equivalents and short-term investments was $110.2 and $76.6 as of September 30, 2014 and December 31, 2013, respectively.
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
Dividends
We declared and paid a quarterly dividend of $0.10 per common share during each of the first three quarters of 2014 for a total payout of $35.0. Additionally, on October 24, 2014, we declared a special dividend of $1.30 per common share for a total expected payout of approximately $150.7.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Nine Months Ended September 30,
	2014	2013
Net cash flows provided by (used in) operating activities	$713.8	$806.5
Net cash flows provided by (used in) investing activities	(1,732.2)	(1,113.9)
Net cash flows provided by (used in) financing activities	1,051.6	297.7
Operating Activities
Cash flows from our operating activities are primarily driven by the amount and timing of cash received from income on our investments, including dividends and interest, and premiums on our group insurance and term life insurance products, as well as the amount and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:
Net cash provided by operating activities for the nine months ended September 30, 2014 decreased $92.7 over the same period in 2013. This decrease was primarily the result of timing differences in the settlement of federal income tax liabilities and increased policy acquisition related expenses associated with strong sales, partially offset by a decrease in medical stop-loss paid claims.
Investing Activities
Cash flows from our investing activities are primarily driven by the amount and timing of cash received from maturities and calls of fixed maturity securities, sales of investments and maturities of mortgage loans, as well as the amount and timing of cash disbursed for purchases of investments and funding of mortgage loan originations. Generally, the amount and timing of our purchases of investments correlate to sales of annuity and life insurance policies, which are classified as cash inflows from financing activities. The amount and timing of cash inflows from investments generally correlate to amounts needed to fund policyholder obligations. The following discussion highlights key drivers in the level of cash flows used in our investing activities:
Net cash used in investing activities for the nine months ended September 30, 2014 increased $618.3 over the same period in 2013. This increase was primarily due to an increase in purchases of fixed maturities and issuances of mortgage loans, both as a result of strong annuity sales, as well as a reduction in proceeds from investment prepayments. These were partially offset by increased proceeds from sales of fixed maturities.

Financing Activities
Cash flows from our financing activities are primarily driven by the amount and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from the issuance of debt, as well as the amount and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, dividend distributions to our common stockholders, and stock repurchase activity. The following discussion highlights key drivers in the level of cash flows from our financing activities:
Net cash provided by financing activities for the nine months ended September 30, 2014 was $1,051.6, in comparison to cash provided by financing activities of $297.7 during the same period in 2013. This change was driven by higher net policyholder deposits mainly from higher sales of deferred annuities and net proceeds from the issuance of debt in the third quarter of 2014.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of September 30, 2014. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II – Other Information
Item 1. Legal Proceedings
We are regularly a party to litigation, arbitration proceedings and governmental examinations in the ordinary course of our business. While we cannot predict the outcome of any pending or future litigation or examination, we do not believe that any pending matter, individually or in the aggregate, will have a material adverse effect on our business. Disclosure concerning material legal proceedings can be found in Note 12 to the accompanying unaudited interim condensed consolidated financial statements under the caption “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — “Risk Factors” in our 2013 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in our 2013 10-K as of September 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
Purchases of common stock made by or on behalf of the Company during the quarter ended September 30, 2014 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Program
Period:
July 1, 2014 — July 31, 2014	—	$—	—	6,946,697
August 1, 2014 — August 31, 2014	—	—	—	6,946,697
September 1, 2014 — September 30, 2014	—	—	—	6,946,697
Total	—	$—	—	6,946,697
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
During the nine months ended September 30, 2014, the Company purchased 2,101,037 shares for $41.2 million. The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, our share price, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6. Exhibits

		Incorporate By Reference
Exhibit Number	Exhibit Title	Filed Herewith	Form	Form Exhibit Number	File Number	Filing Date
1.1	Underwriting Agreement, dated as of July 30, 2014, between Symetra Financial Corporation (the “Company”) and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed therein.		8-K	1.1	001-33808	August 4, 2014
4.1	Indenture, dated as of August 4, 2014, between Symetra Financial Corporation (the “Company”) and U.S. Bank National Association, as Trustee.		8-K	4.1	001-33808	August 4, 2014
4.2	First Supplemental Indenture, dated as of August 4, 2014, between the Company and U.S. Bank National Association, as Trustee.		8-K	4.2	001-33808	August 4, 2014
4.3	Form of 4.25% Senior Note due 2024 (included in Exhibit 4.2).		8-K	4.3	001-33808	August 4, 2014
10.1
Amendment No. 7 dated as of September 19, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) †
		X
10.2	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 28, 2014		8-K	10.01	001-33808	August 28, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Symetra Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.

_________

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: November 7, 2014	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer