Form 10-K
period 2014-12-31
Symetra Financial CORP
filed 2015-02-26
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $1.7 billion, based on the closing price of $22.74 per share of the Common Stock on the New York Stock Exchange on June 30, 2014.
As of February 20, 2015, the Registrant had 115,833,208 common voting shares outstanding, with a par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required to be furnished to Part III of Form 10-K is herein incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 7, 2015, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2014.

Unless the context otherwise requires, references in this annual report on Form 10-K to "we," "our," "us" and "the Company" are to Symetra Financial Corporation together with its subsidiaries. References to "Symetra" refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.
Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts, included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words "may," "will," "believe," "intend," "plan," "expect," "anticipate," "project," "estimate," "predict," "potential" and similar expressions also are intended to identify forward-looking statements. These forward-looking statements may include, among others, statements with respect to the Company’s:

•
estimates or projections of revenues, net income (loss), net income (loss) per share, adjusted operating income (loss), adjusted operating income (loss) per share, market share or other financial forecasts, as well as statements describing factors and conditions that might affect those forecasts;

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans;

•	business and growth strategy, including prospective products, services and distribution partners, including statements about management’s intentions regarding those strategies; and

•	initiatives such as our previously announced stock repurchase program that are intended or expected to impact our financial condition, results of operations, and liquidity and capital resources.
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

•	general economic, market or business conditions, including economic downturns or other adverse conditions in the global and domestic capital and credit markets;

•	effects of significant increases in corporate refinance activity, including bond prepayments;

•	performance of our investment portfolio;

•	continued availability of quality commercial mortgage loan investments and our continued capacity to invest in commercial mortgage loans;

•	our ability to successfully execute on our strategies;

•	accuracy and adequacy of our recorded reserves, including the actuarial and other assumptions upon which those reserves are established, adjusted and maintained;

•	persistency of our inforce blocks of business;

•	deviations from assumptions used in setting prices for insurance and annuity products, or establishing cash flow testing reserves;

•	continued viability of certain products under various economic, regulatory and other conditions;

•	market pricing and competitive trends related to insurance products and services;

•
effects of implementation of the Patient Protection and Affordable Care Act (PPACA), including the direct effects upon our business, but also including the effects upon our competitors and our customers;

•	changes in assumptions that affect the timing of amortization of our deferred policy acquisition costs and deferred sales inducements;

•	financial strength or credit ratings changes, particularly ours but also of other companies in our industry sector;

•	retention of our key personnel and distribution partners;

•	availability and cost of capital and financing;

•	adequacy and collectibility of reinsurance that we have purchased, as well as the continued availability and cost of reinsurance coverage;

•	continued availability of tax credit investments, and the continuation of current tax treatment of such investments;

•
changes in laws or regulations, or their interpretation, including those that could increase our business costs, reserve levels and required capital levels, or that could restrict the manner in which we do business;

•	ability of subsidiaries to pay dividends to Symetra;

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•
our ability to maintain adequate telecommunications, information technology, or other operational systems, including our ability to prevent or timely detect and remediate any unauthorized access to or disclosure of our customer information and other sensitive business data;

•	initiation of regulatory investigations or litigation against us and the results of any regulatory proceedings;

•	effects of changes in national monetary and fiscal policy;

•	effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd Frank Act"); and

•	risks that are described in Part I, Item 1A — "Risk Factors" in this report.

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

PART I
Item 1.    Business
Overview
Our Business
We are a financial services company in the life insurance industry with operations that date back to 1957. Our products are distributed domestically in all states and the District of Columbia, through benefits consultants, financial institutions, broker-dealers, and independent agents and advisers. We manage our business through three divisions composed of four business segments. We also have a fifth segment, referred to as the Other segment. Refer to Note 18 to the consolidated financial statements for financial results and a description of each of our segments.
We are focused on profitable growth in the retirement, employment-based benefits and life insurance markets, providing value to our policyholders and shareholders. Our ability to increase net income and improve shareholder returns is directly related to our ability to:

•	profitably underwrite and price products and services at rates that are both competitive and appropriately reflect risk;

•	develop new and strengthen existing relationships with distributors in our key markets; and

•	invest cash inflows for appropriate durations at rates of return that maintain desired interest spreads between investment income earned and amounts credited to policy holders.
Our corporate strategies, described for each division below, are designed to build on our core strengths and drive profitable sales and earnings growth in our target markets. We aim to effectively manage capital, allocating resources to opportunities that offer the highest returns in order to maximize long-term shareholder value while maintaining our strong financial strength ratings. We believe that our diverse mix of businesses provides flexibility that will enable us to grow in most economic environments, and our strong balance sheet reflects our commitment to disciplined financial management and stability.
Benefits Division:
The Benefits division, which is also reported as the Benefits segment, provides medical stop-loss insurance, group life and disability income (DI) insurance, and limited benefit medical insurance as its principal products. The following is the division’s primary strategy:

•
Profitably grow our business, providing comprehensive solutions to meet our customers' employment-based benefits needs. We strive to grow our block of business while maintaining our pricing discipline by underwriting business that is consistent with our long-term profitability target. We aim to leverage our leadership position in the medical stop-loss market to expand our reputation as a multi-line carrier. We seek to accelerate growth in group life and DI premiums and build towards operating scale in this business. Additionally, we plan to capitalize on sales opportunities for our Benefits products through private health insurance exchanges. We are seeking to exceed $650 million in total premiums in the Benefits division in 2015.

Retirement Division:
The Retirement division, which is reported as the Deferred Annuities and Income Annuities segments, provides single-premium fixed deferred annuities (fixed annuities, including fixed indexed annuities), single premium immediate annuities (SPIAs) and variable deferred annuities as its principal products. The following is the division’s primary strategy:

•
Drive profitable growth by selling annuities through financial institutions and broker-dealers. We remain committed to our two-pronged approach to expand product sales: deepening our existing distribution relationships and adding new distribution partners. We believe our annuity products are aligned with the needs of the customers of our key distribution partners and are well-positioned to accommodate changes in the interest rate environment. We are pleased with the success of our fixed indexed annuity (FIA) sales, which were $1.58 billion in 2014, and we anticipate continued strong production in 2015. We are also making targeted product enhancements to our FIA products, including a death benefit rider launched in late 2014 as well as other enhancements planned for 2015. Our goal is to reach over $3 billion of sales for the Retirement division in 2015.

Individual Life Division:
The Individual Life division, which is also reported as the Individual Life segment, offers retail and institutional products. Principal retail products include universal life (UL) and term life insurance. Institutional products include bank-owned life insurance (BOLI) and variable corporate-owned life insurance (COLI). The following is the division’s primary strategy:

•
Broaden portfolio of retail products and expand sales through brokerage general agencies (BGAs). In 2014, we expanded our relationships with BGAs and gained significant traction on sales of our guaranteed UL products. We intend to further expand retail sales by deepening our existing BGA relationships. In 2014, we introduced a survivorship UL product, and we plan to continue developing new product enhancements to align with the needs of customers in the BGA market. We are striving to generate over $50 million of Individual Life sales in 2015.

The following discussion provides further information about each of our divisions.
Benefits Division
Overview
As a multi-line carrier, the Benefits division offers employment-based benefits products and services targeted primarily at employers, unions and public agencies. These products and services include medical stop-loss insurance; group life, disability income, and accidental death and dismemberment insurance (collectively, "group life and DI"); and limited benefit medical insurance.
Our customers are primarily small and mid-sized employers that use knowledgeable employment-based benefits brokers, consultants and insurance company representatives who understand their financial needs and employee profiles. We work closely with employment-based benefits brokers, consultants and employers to design customized benefit plans that meet each employer’s particular requirements. We believe that our experience and expertise in the employment-based benefits markets provides us with opportunities to cultivate close distributor relationships and to provide employers with innovative and customer-centric benefits plans.
We aim to maintain pricing discipline and focus on profitable growth, striving to underwrite and renew only business that is in line with our long-term profitability target. The loss ratio, one of our key metrics of profitability, indicates the portion of each dollar of premium that is used for policyholder claims. Our target loss ratio range for the Benefits division reflects the mix of our businesses. For 2014, our target loss ratio range was 64% to 66%, and for 2015, the range was increased to 65% to 67% to reflect continued growth of our group life and DI business, which is priced with higher target loss ratios.

Medical Stop-Loss
We provide medical stop-loss insurance to employers that self-fund their employee health plans. Employers that self-fund pay all claims and administrative costs. Our product helps employers to manage health expenses by reimbursing individual claim amounts above a certain dollar deductible and by reimbursing aggregate claims above total dollar thresholds. In addition, we also offer underwriting services and consulting through our managing general underwriter (MGU). Our medical stop-loss product and services are targeted primarily at entities with 200 to 5,000 employees. Medical stop-loss represented approximately 83% of Benefits division premiums in 2014.
Medical stop-loss pricing reflects the employer group’s claims experience and risk characteristics. The employer group’s claims experience is reviewed at the time the policy is issued and annually at renewal thereafter, resulting in ongoing adjustments to pricing. The key pricing and underwriting criteria are medical cost trends, the employer’s selected provider network discount structure, the employer group’s demographic composition (including the age, gender and family composition of the employer group’s members), the employer’s industry, geographic location, regional economic trends, plan design and prior claims experience. Additionally, we manage our profitability and risk by purchasing reinsurance coverage to limit our exposure to losses. Refer to "– Reinsurance" for discussion of our reinsurance coverage.
Our market leadership in medical stop-loss insurance is evidenced by the size of our block of business and our strong track record of profitability. We believe that over time this market is positioned for growth as additional employers continue to explore self-funding options for complying with the Patient Protection and Affordable Care Act (PPACA). However, in the short term, we face significant competition in this market, including from large and highly rated insurance carriers, many of which use similar distribution channels and are increasing their focus on medical stop-loss. Pricing in the medical stop-loss insurance market has proven to be cyclical over time, and there is significant competition for market share among the carriers. We believe our consistent competitive pricing and customer service will facilitate long-term profitable growth.

Group Life and Disability Income
Our group term life insurance product provides benefits in the event of an insured employee’s or dependent’s death. The death benefit can be based upon an individual’s earnings or occupation, or can be a set dollar amount. We offer basic and supplemental benefits for group term life. We also offer optional accidental death and dismemberment coverage as a supplement to our term life insurance policies. This coverage provides benefits for an insured employee as a result of accidental death or injury. Group life and DI represented approximately 8% of Benefits division premiums in 2014.
Our group short- and long-term disability income insurance protects an employee against loss of income due to illness or injury. Our group short-term disability (STD) income coverage generally provides benefits for up to 26 weeks following a short waiting period. Our group long-term disability (LTD) income coverage provides benefits following a longer waiting period and provides benefits throughout prolonged periods of disability. Benefits can be a set dollar amount or based upon a percentage of earnings. We utilize an advocacy-based approach to claims management, which focuses on providing personalized administrative and clinical support. We believe this approach helps employers to effectively manage claims and encourages positive outcomes. We also offer absence management services for fully insured policyholders.
There is strong sales competition for group life and DI products. As employers have focused on ensuring that their medical coverage is in compliance with new PPACA rules, we have seen lower than expected quote activity in the marketplace. Further, well-known insurers that are established in this market benefit from greater name recognition in this heightened competitive environment. However, over time we expect that our strong relationships with benefits brokers and strong service culture will help us drive growth in the market.
Pricing for group life and DI products varies based on the size of the account. Premium rates for smaller groups reflect the benefit plan, demographics, industry, and location of the employer. Rates for larger groups also incorporate the group’s claims experience using credibility factors. Recent historical case-level experience is examined over time, typically three to five years for LTD and one to three years for STD, in the rate setting process. Initial rates are guaranteed for a fixed period of time, which is typically three years and renewed bi-annually thereafter. We are seeking to build scale in this line of business over time. Therefore, total expenses, including claims and operating expenses, are expected to exceed revenues in 2015. Due to the current small size of our block, we expect volatility in our results.
We continue to invest in our infrastructure for our growing group life and DI business. This includes continued development of our administration and leave management systems, which provide integrated claim administration abilities across our products and allow for flexibility in plan design. By providing absence management services along with our suite of group life and DI products, we believe we provide an attractive value proposition for our clients.
Part of our pricing strategy includes the transfer of certain levels of risk through reinsurance arrangements. Refer to "– Reinsurance" for discussion of our reinsurance coverage. We may continue to increase our retention of risk related to these products as the business grows.
Limited Benefit Medical
Our limited benefit medical insurance is a fixed indemnity plan sold to employers as health coverage for employees not otherwise eligible to participate in major medical plans, including employees that are part-time, seasonal or temporary workers. Limited benefit medical insurance can also serve as supplemental coverage to major medical insurance. Limited benefit medical represented approximately 9% of Benefits division premiums in 2014.
Our product does not qualify as minimum essential coverage under PPACA and is exempt from other provisions and restrictions under the act. While this limits the market for our product, we believe that there continues to be attractive opportunities for limited benefit medical coverage to supplement employers' high-deductible or minimum essential coverage plans. Certain PPACA provisions initially expected to be implemented in 2014 have been delayed until 2015 and beyond, and some provisions remain subject to legal challenges. We continue to monitor legal and regulatory developments in this area.
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

Distribution
We sell our employment-based benefits products through several types of distributors, including third party administrators (TPAs), brokers, consultants and administrative services only (ASO) insurance carriers. ASOs are fully-insured carriers that offer administrative services to employer self-funded health plans and also distribute medical stop-loss insurance to those employers. We aim to leverage our leadership position in the medical stop-loss market to continue expanding sales of other employment-based benefits products and build our reputation as a multi-line carrier.
We work closely with our distribution partners to ensure that we are well-positioned to offer benefits solutions to employers that participate in private health insurance exchanges. Our limited benefit medical product is currently offered on exchanges, and we are focused on expanding sales through this channel. We believe our strong relationships with premier benefits brokers across the country provide a platform for distributing our products and driving sales growth. Additionally, we plan to expand our network of benefits brokers and consultants to further increase our sales opportunities.
The following table sets forth sales in our Benefits segment, which represent annualized first-year premiums, net of first year policy lapses:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Medical stop-loss	$113.7	$95.0	$131.4
Group life and DI	37.0	27.7	15.6
Limited benefit medical	16.0	8.2	12.3
Total Benefits sales	$166.7	$130.9	$159.3
Percentage of sales from top 5 partners	31.9%	34.9%	27.9%
Our sales represent new policies sold during the year and do not include renewals of existing policies, while our revenue reflects premium earned on both new and renewal policies. The majority of our business consists of one-year policies, approximately half of which renew annually in January, and we focus on writing profitable business. We have the opportunity to review and adjust pricing at renewal; however, there is also the risk that some of the policies may lapse. We believe that having close relationships with our key distribution partners is important to retaining and growing our business. As of December 31, 2014, 15.0% of our annual premium was related to policies sold or renewed through one benefits broker. This broker accounted for 11.1% of 2014 sales.
Retirement Division
Our Retirement Division provides products that help our customers prepare for retirement. We believe consumers are focused on accumulating savings, which will continue to drive demand for annuity products that help them to supplement their social security and other retirement benefits with reliable retirement income, even in a low interest rate environment. We believe our product offerings, including our FIA product, provide opportunities for clients seeking competitive returns along with protection of principal. We also believe that, as employers continue to replace traditional pensions with defined contribution plans, we will benefit from the consumer’s decision to roll over their funds to qualified products including IRAs or Roth IRAs at retirement. It is our goal to attract and retain these customers by offering products that address their evolving needs and by providing excellent service to our distribution partners and contract holders.
Deferred Annuities
Overview
Our Deferred Annuities segment offers fixed deferred annuities, including traditional and FIA, and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement. The "fixed" or "variable" classification describes whether we or the contract holder, respectively, bear the investment risk of the assets supporting the contract. This also determines the manner in which we generate earnings, either as investment spreads for fixed annuities or asset-based fees for variable annuities. We offer qualified (i.e., annuities sold in connection with tax-favored retirement arrangements) and non-qualified annuities to individuals, mainly through financial institutions and broker-dealers.

Products
Fixed Annuities
We offer fixed single premium deferred annuities that require a premium payment at time of issue, offer an accumulation period and provide an annuity payout period beginning at some future date. Our fixed annuities include both traditional fixed-rate and FIA products. As of December 31, 2014, we had $11.06 billion of account values associated with traditional fixed annuities, and $3.31 billion of FIA account values.
Our fixed annuity contracts are supported by our general account, and interest is generally credited on a tax-deferred basis to the contract owner. Our earnings from fixed annuities are based upon the spread between the returns we earn in our general account on our investment of premiums and the crediting rate offered to contract holders, less acquisition and administrative expenses.
Our most popular traditional fixed-rate products are our Custom and Select annuities. Our Custom products offer a five or seven-year surrender charge period and a choice of three-, five-, or seven-year initial guaranteed interest rate periods. After the initial guaranteed interest rate period, the crediting rate for any given deposit is subject to change annually at our discretion, subject to the minimum guaranteed rate specified in the contract. Our Select products have a guaranteed credited rate throughout the surrender charge period.
Our FIA products provide contract holders a choice of a traditional fixed-rate account and one or more indexed accounts. Indexed accounts allow the contract holder to elect an interest rate linked to the performance of an index, such as our most popular option, the Standard & Poor’s 500 Index® (S&P 500). Contract holders may also select their crediting method, which can be based on the net change in the index for the interest term or a monthly average. The indexed interest rate is guaranteed never to be less than zero and cannot exceed the cap rate set at the beginning of each interest term. Indexed interest is credited at the end of each term, generally annually. At each renewal date, a contract holder may elect to change allocations, and we have the opportunity to re-price the indexed component (i.e., reset the cap rate) and change the interest rate in the fixed-rate account, subject to contractual guarantees. We endeavor to hedge our exposure to changes in the reference indexes for the current interest term by transacting in options and futures that are correlated to the indexed account allocations selected by our contract holders. Some of our FIA products offer an optional guaranteed minimum death benefit rider, which provides a lump-sum death benefit to beneficiaries.
We determine the crediting rates for our fixed products based upon competitive factors, portfolio earnings rate, prevailing market rates, product profitability and our judgment as to the impact any change would have on our relationships with our customers and distribution partners. We determine cap rates on new FIA deposits based on financial market conditions, including interest rates and option prices, the competitive environment, and other actuarial assumptions. We have adjusted, and will continue to adjust, crediting rates and cap rates on new and in-force business as we work to maintain adequate interest spreads.
The following table presents our fixed account values, including FIA, by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, in basis points (bps), as of December 31, 2014.

	Account Values
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	1 -50 bps Above Minimum Guarantee	51 -150 bps Above Minimum Guarantee	More than 150 bps Above Minimum Guarantee	Total
	(In millions)
Fixed Annuities
1.0% (1)	$2,708.2	$305.6	$2,398.0	$1,715.6	$7,127.4
1.5%	1,598.0	1,048.2	2,175.9	416.3	5,238.4
2.0%	20.8	—	—	—	20.8
3.0 — 3.5%	882.8	—	—	—	882.8
>3.5%	1,045.0	—	—	—	1,045.0
Total	$6,254.8	$1,353.8	$4,573.9	$2,131.9	$14,314.4
Percentage of Total	43.7%	9.4%	32.0%	14.9%	100.0%
_____________________
(1) The amount at contractual minimum guarantee includes $2,000.3 of FIA account values allocated to indexed accounts, which are subject to a 1.0% minimum crediting rate over the lifetime of the contract.
Both our traditional and FIA contracts permit the contract owners to make withdrawals during the accumulation period. Contract owners may withdraw all or part of the premium paid, plus interest credited to their accounts, subject to contract provisions, such as surrender charges, that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 7.0% to 9.0% of the amount withdrawn starting in the year of contract issue and decreasing to zero over the next five- to seven-years. As of December 31, 2014, approximately $11 billion, or 72%, of the total account values of our fixed annuities, including FIA, was subject to surrender charges. However, our contracts permit annual withdrawals of up to 10% of the contract holders' account value without incurring surrender charges.
Many of our fixed annuity contracts have a guaranteed return of premium payment feature that may prevent us from collecting the full amount of surrender charges if the contract is terminated in the early years. As of December 31, 2014, approximately $8 billion of the total fixed account values, including FIA, has this feature. Of this amount, approximately $800 million was within the first year of the contract when surrender charges are highest.
A majority of our FIA products also have a market value adjustment (MVA) feature, which reduces, but does not eliminate, our exposure to interest rate risk. The MVA feature provides for an adjustment to amounts withdrawn or surrendered from the annuity contract. The adjustment is based on the change (positive or negative) in an outside reference interest rate specified in the contract, for example the yield on a corporate bond index. This may result in a positive or negative adjustment upon surrender or withdrawal, depending on the reference interest rates and subject to contractual minimum guarantees.
We price our products based upon our expected investment returns and our expectations for mortality and the probability that a policy or contract will remain in force from one period to the next, referred to as persistency, for the group of contract owners as a whole. As part of pricing, we take into account mortality improvements in the general population and our historical experience. Additionally, we analyze the risk profile of the product, including any special reserve and capital requirements, and expenses we expect to incur.
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
Variable annuities provide us with fee revenue in the form of mortality and expense risk charges, flat-fee annual contract charges and asset-related administration fees. The mortality and expense risk charge and asset-related administration fee are applied to the contract owner’s assets in the separate account at annual rates ranging from 0.6% to 1.4%. We also earn fees from some of the underlying mutual funds based on assets under management. As of December 31, 2014, we had $794.9 million of variable account values held in our separate accounts.

Distribution
We distribute our deferred annuities primarily through financial institutions and broker-dealers, with sales and marketing support provided by our wholesalers. By providing our distribution partners with high levels of service and attractive products, we seek to cultivate strong relationships. The attractiveness of our products to distributors depends on many factors, including the interest rates we credit initially and through the life of our traditional fixed annuity contract and the cap rates we offer on our FIA products.
The following table sets forth sales in our Deferred Annuities segment, which represent deposits for new policies net of first year policy lapses and surrenders:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Fixed annuities	$1,078.1	$903.1	$823.0
Fixed indexed annuities	1,582.2	1,298.0	292.6
Variable annuities	19.1	42.4	31.0
Total Deferred Annuities sales	$2,679.4	$2,243.5	$1,146.6
Percentage of sales from top 5 partners	58.1%	52.4%	59.8%

While interest rates remain low relative to historical levels, expanded distribution relationships and improved diversification of our product offerings, especially our FIA offerings, helped to drive higher sales of deferred annuities in 2014.
Each of our top five distribution partners contributed significantly to our 2014 sales. In 2015, we are focused on continuing to expand distribution, deepening our existing relationships and adding new partners.
Income Annuities
Overview
We offer retail immediate annuities that guarantee a series of payments that continue either for a certain number of years or for the remainder of an annuitant’s life. Payments can begin immediately or can be deferred several years into the future. As of December 31, 2014, we had $1.17 billion of reserves associated with retail immediate annuities. In late 2012, we discontinued sales of structured settlement annuities; however, we continue to service our existing block of business. As of December 31, 2014, we had $5.31 billion of reserves associated with structured settlement annuities.
Our earnings from this segment are driven by the spread on our investment of contract holder deposits versus the interest rate assumptions we used to set reserves for these contracts, less acquisition and administrative expenses. We are not able to reset the rates on our Income Annuities' products, and therefore our spread is impacted by interest margin compression. During periods of low interest rates, the investment assets backing these reserves are at risk of prepayment causing reinvestment at lower rates, which reduces the margin we earn on our reserves.
The segment also has a portion of reserves, representing longer term liabilities, that are supported by equity and equity-like investments. Earnings on most of these securities are driven by changes in fair value which are recognized in realized gains (losses) and not reflected in net investment income, adjusted operating income, or interest spread metrics. However, we expect returns on these equity investments to increase long term net income over time. Further, earnings increase or decrease on the contracts that contain life contingent payments depending upon our mortality experience. Mortality gains and losses represent the difference between actual and expected reserves released on our life-contingent annuities. Mortality experience is volatile and can fluctuate significantly from period to period.
We are focused on generating sales of period-certain SPIAs that are shorter-duration and reduce our reinvestment risk relative to longer-term annuities, and we have added new distribution partners to help drive sales of this product. We believe that demand for retirement income products will be driven by the demographic trend of a greater number of people approaching retirement age coupled with their need for sources of dependable retirement income to serve as a bridge between retirement and social security payments or to last for their entire lives. However, we expect SPIA sales will continue to be pressured by the low interest rate environment.
Products
Immediate Annuities
Immediate annuities provide for contractually guaranteed payments that typically begin within one year of issue. In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime or the longer of the two. Certain products, known as longevity annuities, enable the customer to select a payment start date several years after contract purchase, which we believe provides customers with a cost effective means of funding a future income stream.
Generally, our immediate annuities do not provide for surrender or policy loans by the contract holder. We offer a liquidity feature on certain products that allows the contract holder to periodically reduce a portion of the future payments in exchange for a present value lump sum. We also offer a feature that allows beneficiaries to convert remaining non-life contingent benefits to a lump sum after the death of the annuitant.
We price immediate annuities using industry-produced annuity mortality information, our mortality experience and assumptions regarding annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter.
Structured Settlements
Structured settlement annuities, which are long-term in nature, are typically purchased for the benefit of an injured claimant to guarantee a fixed benefit stream and generally do not permit surrender or borrowing against the amounts outstanding under the contract. Although we no longer sell these products, we continue to service our existing block of business, and we endeavor to maintain profit margins on this block of business through disciplined asset-liability management, which includes investing in commercial mortgage loans and equities.
We offer funding services to existing payees whose financial circumstances may have changed from the time they originally received a structured settlement. Our funding services provide a lump sum payment to replace future benefit payments.
Distribution
We distribute our SPIAs primarily through financial institutions, BGAs and broker-dealers, with sales and marketing support provided by our wholesalers.
The following table sets forth sales in our Income Annuities segment, which represent deposits for new policies:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
SPIA	$318.8	$203.0	$173.5
Structured settlements	—	7.5	84.7
Total Income Annuities sales	$318.8	$210.5	$258.2
Percentage of SPIA sales from top 5 partners	41.5%	40.6%	32.1%
We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for SPIAs based on demographics. Our experience with mortality and longevity risk, combined with disciplined pricing, drive our product designs and ultimately contribute to our competitiveness in the marketplace.
Individual Life Division
Overview
Our Individual Life division sells life insurance products that focus on the creation and protection of our clients' wealth by providing products that protect against financial hardship or preserve wealth as part of an estate plan. We offer universal life insurance products that provide protection for the insured, and may include a buildup of cash value that can be used to meet the policyholder’s financial needs during his or her lifetime. Our individual term life products provide life insurance coverage with guaranteed level premiums for a specified period of time, with little or no buildup of cash value. We also offer institutional life insurance products to banks and other corporate institutions to insure the lives of their employees, usually officers and other highly compensated employees.
For our universal life products, earnings are driven by investment margins, risk charges on policyholder account balances relative to mortality experience, and expense margins (charges assessed to our policyholders less expenses incurred to manage our business). Mortality experience also drives earnings on our term and traditional life products. For our BOLI product, earnings are driven by return on assets (ROA), which includes investment margin, cost of insurance revenue, and mortality experience. BOLI ROA is calculated as total revenues, including net investment income and cost of insurance charges, less total policyholder benefits and claims as a percentage of BOLI account values.
Products
Universal Life Insurance
We offer universal life insurance products with a range of product and secondary guarantee features. These provide policyholders with death benefit coverage while accumulating assets on a flexible, tax-favored basis, and may include the ability to access the cash value of the policy through a policy loan, partial withdrawal, or full surrender. Our most popular UL product carries a secondary guarantee in the form of a lapse protection benefit (LPB) rider, offering guaranteed premiums while potentially maintaining some cash accumulation value. In 2014, we introduced a survivorship UL product, which offers the ability to insure two lives and provide for estate planning through payment of the death benefits upon the death of the second insured. We also offer single premium life (SPL), which provides a lifetime death benefit for a single premium payment.
We credit premium payments and interest to the policyholder’s account, and we deduct expense and risk charges. The mortality risk charge is referred to as cost of insurance charges (COI), which generally increases from year to year as the insured ages. Most of our UL policies also include surrender charge provisions for early termination and partial withdrawals.

We credit interest on policyholder account balances at a rate determined by us, subject to a contractually guaranteed minimum rate. Our UL products have provisions that allow crediting rates to be reset at contractually-defined intervals, subject to minimum crediting rate guarantees. We determine crediting rates based upon competitive factors, portfolio earnings rates, prevailing market rates, product profitability and our judgment as to the impact any change would have on our relationships with our customers and distribution partners. We have adjusted, and will continue to adjust, crediting rates on new and in-force business as part of our efforts to maintain adequate interest spreads.
The following table presents our account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, as of December 31, 2014:

	Account Values
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	Above Minimum Guarantee	Total
	(In millions)
Universal Life Insurance
>2.0% — 3.0%	$74.1	$76.4	$150.5
>3.0% — 4.0%	326.5	215.3	541.8
>4.0% — 5.0%	75.8	0.1	75.9
Total	$476.4	$291.8	$768.2
Percentage of Total	62.0%	38.0%	100.0%
For statutory reporting, the reserves supporting our UL policies with secondary guarantees are mandated by the Valuation of Life Insurance Policies Model Regulation, which is further clarified in Actuarial Guidelines 30 and 38. As a result of higher sales of our guaranteed UL products, we have experienced growth in these required statutory reserves.
Based on detailed and conservative actuarial analyses, many in the industry have concluded that a portion of these statutory reserves will not be needed to pay claims, except in extremely unlikely scenarios. This portion is frequently referred to as the non-economic reserve, and life insurers have entered into various transactions to finance these amounts at a lower cost of capital than is required to support other reserves. During 2014, we implemented reserve financing for up to $107.2 million of non-economic reserves for certain UL policies with secondary guarantees issued between 2012 and 2014, utilizing an intercompany reinsurance arrangement with a captive reinsurance subsidiary. The transaction lowers our costs in supporting the statutory reserves associated with these policies and allows us to more effectively manage risk and statutory capital.
Term Life Insurance
We offer term life products that provide a guaranteed benefit upon the death of the insured while the coverage is in force. Our term life policies have little to no cash value buildup and therefore rarely have a payout if a policyholder allows the policy to lapse.
As of December 31, 2014, we had $160.7 million of reserves, net of reinsurance, associated with our term life and other traditional life products. The impact from statutory reserves mandated by the valuation of term life insurance policies model regulation, also known in the insurance industry as XXX deficiency reserves, is minimal.
Our primary term life insurance products have guaranteed level premiums for initial terms ranging from 10 to 30 years. After the guaranteed period expires, premiums increase annually and the policyholder has the option to continue paying premiums under the current policy without demonstrating insurability, or to qualify for a new policy by submitting again to the underwriting process. Coverage continues until the insured reaches the policy expiration age, ceases to make premium payments, or otherwise terminates the policy.
Institutional Products
Our institutional products include our fixed rate BOLI and our variable COLI products, which are commonly used by banks and other corporations as a tax-advantaged asset to fund employee benefit plans.
Our BOLI product offers customers a stable, low-risk investment with an attractive after-tax equivalent return. As of December 31, 2014, we had $4.90 billion of BOLI account values. The majority of our BOLI policies have contractual provisions that allow us to adjust the interest crediting rate periodically, based on the portfolio yield and claims experience, subject to certain contractual minimums. We have adjusted, and will continue to adjust, crediting rates in our efforts to maintain adequate interest spreads.

The following table presents our BOLI account values by lifetime minimum guaranteed crediting rate and differences from the current crediting rate, as of December 31, 2014. The table presents the lifetime gross contractual minimum guaranteed interest rates for our BOLI policies, before COI charges and administration fees.

	Account Values
Lifetime Contractual Minimum Guaranteed Interest Rate	At Contractual Minimum Guarantee	Above Minimum Guarantee	Total
	(In millions)
Bank Owned Life Insurance
>1.0% — 2.0%	$—	$779.3	$779.3
>2.0% — 3.0%	—	749.3	749.3
>3.0% — 4.0%	—	503.2	503.2
>4.0% — 5.0%	745.0	2,125.6	2,870.6
Total	$745.0	$4,157.4	$4,902.4
Percentage of Total	15.2%	84.8%	100.0%
For the majority of our BOLI business, the underlying asset portfolios are earning sufficient returns to support crediting rates higher than the guaranteed minimum. If portfolio rates decrease, we could gradually lower crediting rates towards the minimums. We may experience volatility on results of our BOLI business due to the timing of claims incurred.
Our variable COLI product allows customers to allocate premium to either a separate account or a fixed account. The separate account is divided into subaccounts that each invest in shares of a designated underlying mutual fund, and customers elect their investment allocations within these subaccounts. The variable COLI account values will fluctuate based on returns of the selected assets, less any COI charges and administration fees. As of December 31, 2014, we had $60.2 million of variable COLI account values.
Underwriting and Pricing
Our underwriting policies are generally consistent across our Individual Life products. We believe our underwriting and pricing practices are significant drivers of the consistent profitability of our life insurance business. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our own relevant experience and other factors. We strive to deliver competitively priced products for the marketplace by routinely reviewing and adjusting our pricing as necessary in response to the regulatory, economic and competitive environment.
Most of our fully underwritten life insurance policies place each insurable applicant in one of six primary risk categories, depending upon current health, medical history and other factors. Our strategy is to price our products competitively for our target risk categories and not necessarily to be equally competitive in all categories.
We consider each life insurance application individually and apply our guidelines to place each applicant in the appropriate risk category. We may decline an applicant’s request for coverage if the applicant’s health or other risk factor assessment is unacceptable to us. All underwriting decisions are made by our own underwriting personnel. We do not delegate underwriting decisions to independent sales intermediaries.
For certain markets, we have developed specially priced products to support a "simplified issue" process. This process enables us to reach applicants not served by traditional insurance agents. "Simplified issue" contracts are typically generated via sales to retail bank customers and worksite sales to employees. Insurance coverage amounts are limited and separate underwriting guidelines are applied for simplified issue policies.
We use reinsurance agreements to limit our exposure to mortality risk. We review our reinsurance coverage periodically to balance risk management and pricing expectations. Refer to "— Reinsurance" for discussion of our reinsurance agreements. We often share information with our reinsurers to gain their insights on potential mortality and underwriting risks and to benefit from their broad expertise. We use the information we obtain from the reinsurers to help us develop effective strategies for managing our underwriting risks.
Distribution
We offer our life insurance products primarily through retail channels, including brokerage general agents, financial institutions, independent agents, and financial advisers. We utilize specialty agents to distribute our BOLI and variable COLI products.

The following table sets forth sales in our Individual Life segment. Sales represent annualized first year premiums for recurring premium products, or 10% of new single premium deposits, net of first year policy lapses and surrenders. BOLI and variable COLI sales represent deposits for new policies:

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Term life	$3.3	$2.7	$2.2
Universal life	34.7	15.9	6.9
Individual sales	$38.0	$18.6	$9.1
Percentage of Individual sales from top 5 partners	58.6%	59.1%	39.6%
BOLI	$—	$—	$20.0
Variable COLI	1.0	45.0	—
Institutional sales	$1.0	$45.0	$20.0
During 2014, individual sales increased as we deepened our existing BGA relationships and expanded our distribution network. We believe there are opportunities to further increase our sales with existing partners in this market. Our guaranteed UL product was our best selling product in 2014 and we believe it is well-positioned for this market. Our survivorship UL product, introduced in 2014, has also been designed for this market. In addition, we seek to drive sales of term and SPL products in the middle-market by leveraging our existing strong relationships with financial institutions.
The low interest rate environment has created a difficult sales environment for our BOLI product. It is less advantageous for institutions to purchase this product when rates are low, and it is a highly competitive environment for insurers to capture market share. Until interest rates rise, we have shifted our focus within institutional products to sales opportunities for our variable COLI product, which is less sensitive to interest rates.
Competition
We face significant competition for customers and distributors from insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers. Generally, our life, health and annuity insurance products compete with similar products offered by other large and highly rated insurers. In addition, our annuity products compete with products offered by other financial services companies. Our ability to compete effectively is dependent on a number of factors, including:

•	product features;

•	price, crediting rates and cap rates;

•	commissions;

•	the strength of our brand;

•	reputation;

•	quality of service and related technological capabilities;

•	financial strength ratings and other industry ratings;

•	our ability to invest premiums and deposits in appropriate assets; and

•	diversification of distribution channels.
The relative importance of these factors depends on the particular product and market. For example, many of our annuity products compete on the interest rates we credit, resulting in the risk that our annuity contract holders may be able to obtain more favorable rates from our competitors. Recent entrants to annuity markets may be willing to assume more risk in their investment portfolios, allowing them to offer higher crediting rates that are more attractive to consumers. Additionally, our ability to gain traction with new distribution partners may be impacted by a lack of consumer name recognition in certain markets. However, we believe that our extensive distribution network, strong financial position, diverse business mix, and disciplined investment management provides us with competitive advantages.

Reserves
Overview
We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with U.S. generally accepted accounting principles (GAAP). We establish reserves at amounts that we expect to be sufficient to satisfy our contractual obligations, and we release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience, and involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation and healthcare costs. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments. For further information on our accounting policies for reserves, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" and Note 2 and Note 11 of the consolidated financial statements.
Benefits
Our reserves for unpaid medical stop-loss, group life and limited benefit medical insurance claims are estimates of reported losses that have not yet been settled, and incurred but not yet reported losses. Reserves for incurred but not yet reported claims are based upon historic incidence rates, severity rates, reporting delays and any known events that we believe will materially affect claim levels. Reserves for short-term disability income claims also contain an estimate of future payments due for current claims, to be made periodically (generally weekly) in accordance with the contractual terms of the policy.
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
Deferred Annuities
Our deferred annuity products are considered investment-type contracts. Our fixed deferred annuity liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus interest credited to the accounts and any amounts needed to provide for additional benefits. Our FIA liabilities also include an estimate of the fair value of the index-based interest guarantee in the contract, referred to as the value of the embedded derivative.

Income Annuities
Reserves on our income annuity contracts are calculated as the present value of expected future contract holder benefits, discounted for mortality and interest. The interest and mortality discount assumptions are based on purchase accounting assumptions for the block of business written prior to August 2, 2004, which represents approximately 78% of reserves as of December 31, 2014. For business written on or after August 2, 2004, the interest and mortality discounts are based on pricing assumptions in effect when the business was written.
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
The liability for policyholder benefits for universal life insurance and BOLI policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, plus any amount needed to provide for additional benefits. We also establish reserves for amounts that we have deducted from the policyholder’s balance to compensate us for services to be performed in future periods.

Separate Account Assets and Liabilities
Separate account liabilities primarily represent the policyholder’s account balance in the separate account. These liabilities are equal to the separate account assets, which are based on the net asset value of the shares of the underlying mutual funds in which the separate account invests.
Investments
In managing our investments, we are focused on disciplined matching of our assets to our liabilities and preservation of principal. We aim to reduce and manage credit risk by focusing on capital preservation, fundamental credit analysis and value-oriented security selection. Our investment portfolio consists in large part of high quality fixed maturities and commercial mortgage loans, as well as a smaller allocation of high-yield fixed maturities, marketable equity securities, investments in limited partnerships (tax credit investments and alternative investments), and other investments. For further information on our investment portfolio, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments."
We have contracted with professional investment advisers to invest the majority of our assets. White Mountains Advisors LLC (WMA), a related party, and other advisers manage the majority of our investment portfolio. Effective January 1, 2015, we entered into a new agreement with WMA and brought in-house certain portfolio management services and employees, including our new Chief Investment Officer. WMA continues to invest the majority of our investments. We originate and manage our commercial mortgage loan portfolio internally.
We separate our investments into distinct portfolios and align them to our segments. Our investment strategy for each portfolio is based on the expected cash flow characteristics of the liabilities associated with the portfolio. The portfolio strategies are regularly monitored using several portfolio metrics, including effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.
We primarily invest in the following types and durations of assets for our segments:

•
Deferred Annuities. We invest in medium duration corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds. We also take positions in equity index call options to economically hedge exposure to equity markets related to our FIA product liabilities.

•
Income Annuities. The Income Annuities segment has liability payments that extend well beyond 40 years. Therefore, we invest the majority of the segment’s portfolio in long duration corporate bonds, mortgage-backed securities and commercial mortgage loans, and a modest amount of below investment grade bonds. In addition, we invest in equities and, beginning in 2014, a hedge fund to support a portion of the liability payments due more than 25–30 years in the future.

•	Individual Life. We invest in medium to long duration corporate bonds, mortgage-backed securities, commercial mortgage loans and a modest amount of below investment grade bonds.

•
Other. We invest in corporate bonds and equities, commercial mortgage loans, tax credit investments, alternative investments (private equity and hedge funds) and a modest amount of below investment grade bonds.

Additionally, in connection with certain products and investments, we use a variety of strategies to manage the associated risks, including the use of derivative instruments, primarily options, futures, interest rate swaps and foreign currency swaps and forwards. We have established policies for managing each of these risks, including controls over derivatives designed to prevent market-making and other speculative activities. See Note 6 of the consolidated financial statements for further discussion.
See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a discussion of market risks associated with our investments.
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

We use reinsurance primarily in our Benefits and Individual Life divisions to spread our risks, limit losses and minimize exposure to significant risks. We may obtain reinsurance for capital requirement purposes and when the economic impact of the reinsurance agreement makes it appropriate to do so. We also utilize an intercompany reinsurance agreement to manage our statutory capital position. The following summarizes our reinsurance coverage by line of business:

•	Medical stop-loss. We reinsure medical stop-loss risk exceeding $1.5 million per individual, and $1.0 million for aggregate claims.

•
Group life & DI. We typically reinsure group life claims exceeding $0.25 million per individual, per line of coverage. For policies issued on or after April 1, 2014, we reinsure 75% of our long-term disability risk. For policies issued on or after August 1, 2014, we fully retain our short term disability risk. Our maximum DI exposure is typically $2,500 per month per life. We further reinsure 100% of our retained risk for group life claims in the event of a catastrophe (for example, acts of terrorism or natural disaster).

•
Individual life. We reinsure mortality risk related to universal life, term, BOLI and variable COLI products. Our term products are mainly 50% reinsured on a first dollar quota share basis, where the reinsurer shares proportionately in claims paid. Our other products are reinsured on an excess of retention basis where the reinsurer agrees to reimburse claims over a set limit. In all cases, the maximum exposure we retain for new business is $3.0 million per life.

The use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. To mitigate our exposure to this credit risk, we obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.
We had reinsurance recoverables of $328.7 million and $310.8 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, our largest reinsurer, RGA Reinsurance Company, represented 35.4% of the overall recoverables, and had an A.M. Best rating of A+. Under various treaties, RGA reinsures the risk of a large loss on certain term life, universal life and medical stop-loss insurance policies, and provides reinsurance related to group life insurance products offered by our Benefits segment, including our catastrophe coverage.
For more information regarding our risks in using reinsurance arrangements, see Item 1A — "Risk Factors." For more information regarding our reinsurance program and recoverables, see Note 10 of the consolidated financial statements.
Enterprise Risk Management
We actively manage, measure, and monitor the risks associated with our business. At the corporate level, the Chief Financial Officer has been designated as the Chief Risk Officer (CRO) to lead our ERM function. We have established an enterprise risk committee (ERC), which includes management from across the Company with knowledge of our business activities. The mission of our ERM function is to support the achievement of our strategic priorities by:

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
Our board of directors and its committees review reports and analyses on significant risks identified by the CRO and other management on at least an annual basis. Board committees that oversee aspects of our risk management related to specific areas regularly report to the board of directors.
We continually consider the efficiency and effectiveness of our ERM process, and, when appropriate, incorporate methodology changes, policy modifications and emerging best practices.
Financial Strength Ratings
The Nationally Recognized Statistical Ratings Organizations continually review the financial performance and condition of most insurers and provide financial strength and issuer credit/default ratings based on a company’s operating performance and ability to meet obligations to policyholders. Ratings provide both industry participants and insurance consumers meaningful information that is an important factor in establishing the competitive position of insurance companies.

We believe that our strong ratings are an important factor in maintaining public confidence and marketing our products to distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither ratings of securities nor recommendations to buy, hold or sell any security, including our common stock.
Symetra Financial Corporation (SFC) and two of its life insurance company subsidiaries, Symetra Life Insurance Company (SLIC) and First Symetra National Life Insurance Company of New York (FSNLNY), are rated by A.M. Best; Standard and Poor’s (S&P); Moody’s; and Fitch as follows, as of December 31, 2014:

	A.M. Best	S&P	Moody’s	Fitch
Financial Strength Ratings
SLIC	A (Excellent)	A (Strong)	A3 (Low Risk)	A+ (High Quality)
FSNLNY	A (Excellent)	A (Strong)	NR*	A+ (High Quality)
Issuer Credit/Default Ratings
SFC	bbb+ (Good)	BBB (Adequate)	Baa3 (Moderate Risk)	A- (High Quality)
SLIC	a+ (Excellent)	A (Strong)	NR*	NR*
FSNLNY	a+ (Excellent)	A (Strong)	NR*	NR*
____________________
 * "NR" indicates not rated
In addition to the ratings in the table above, SLIC and FSNLNY are both rated by A.M. Best as XV in Financial Size Category (FSC) rankings, which is the highest of 15 rankings. A.M. Best indicates that the FSC is designed to provide an indicator of the size of a company in terms of its statutory surplus and related accounts.
A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot provide assurance that we will maintain our current ratings in the future. Other agencies may rate Symetra or our insurance company subsidiaries on a solicited or unsolicited basis.
Regulation
Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations govern most aspects of our insurance businesses, and our insurance company subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our insurance products, and thus our businesses, also are affected by federal, state and local tax laws. In addition, variable annuity contracts and variable life insurance contracts (together, variable contracts) issued by our insurance company subsidiaries are securities. Unless offered pursuant to an exemption, these contracts are registered as such under the Securities Act of 1933 (the "1933 Act") and, as a result, the Securities and Exchange Commission (SEC) regulates their offer and sale.
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
The following discussion should be read in conjunction with the notes to our consolidated financial statements, as well as the risk factors included in Item 1A — "Risk Factors" and the discussion included in Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Insurance Regulation
Our insurance company subsidiaries are licensed and regulated in all states in which they conduct insurance business, and all forms and rates are filed for approval in states where required. In many instances, the laws and regulations originate from the National Association of Insurance Commissioners (NAIC), which provides standardized insurance industry model laws and regulations, and standardized accounting and reporting guidance. The extent of this regulation varies, but most states have broad administrative power dealing with many aspects of our insurance company subsidiaries’ business. These laws and regulations govern the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance, insurer use of captive reinsurance companies, mergers, and requirements of capital adequacy, establishing minimums for guaranteed crediting rates on life insurance policies and annuity contracts, corporate governance standards for insurers, and the business conduct of insurers, including marketing and sales practices, underwriting practices, privacy, agent appointments, and claims handling.
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
Insurance Holding Company Regulation
All states in which our insurance company subsidiaries conduct insurance business have enacted legislation that requires each insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority periodic financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate in relation to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. See Note 16 to the consolidated financial statements for further discussion of statutory-basis information. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and approval or non-disapproval by, the insurance regulatory authority of the insurer’s state of domicile.
On July 1, 2014, following the receipt of required regulatory approvals, our primary life insurance company subsidiary, Symetra Life Insurance Company, changed its state of domicile (redomesticated) from the state of Washington to the state of Iowa. Accordingly, the Iowa Insurance Division now serves as Symetra Life Insurance Company’s domiciliary regulator.
Policy Forms
Our insurance company subsidiaries’ policy forms are subject to regulation in every state in which such policies are offered. In most states, policy forms must be filed (and, in most cases, approved) prior to their use.
Dividend Limitations
As a holding company with no significant business operations of its own, Symetra depends on dividends or other distributions from its subsidiaries as the principal source of cash to meet its obligations, including the payment of interest on and repayment of principal of our debt obligations, payment of dividends to stockholders, and stock repurchases. The payment of dividends or other distributions to Symetra by its primary insurance company subsidiary is regulated by the insurance laws and regulations in Iowa, its state of domicile. In Iowa, an insurance company subsidiary may not pay an "extraordinary" dividend or distribution until 30 days after the insurance commissioner has received sufficient notice of the intended payment and has approved or not objected to the payment within the 30-day period. An "extraordinary" dividend or distribution is defined under Iowa law as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations for the prior year.
State laws and regulations also prohibit an insurer from declaring or paying a dividend except out of its earned surplus. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance company subsidiaries to Symetra (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contract holders.
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
Statutory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations (generally every three to five years) of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of several other states under guidelines promulgated by the NAIC. During the three-year period ended December 31, 2014, we have not received any material adverse findings resulting from any insurance department examinations of our insurance company subsidiaries.
Market Conduct Regulation Examinations
As part of their oversight process, state insurance departments also conduct periodic detailed examinations of market conduct practices of insurance companies selling life insurance, accident and health insurance, and annuity contracts in their jurisdictions. These examinations cover marketplace activities of life insurers, including the form and content of advertising and other disclosures to consumers, product illustrations, suitability determinations, replacement of contracts and other sales practices, underwriting practices, handling of complaints, claims handling and processing practices and agent appointment practices. Often market conduct examinations are focused on a single or a few practices that are of particular interest to state insurance departments. Market conduct examinations may be conducted by one state insurance department, or by departments of several states acting jointly.
In connection with a department of insurance market conduct examination of Symetra’s life insurance company subsidiaries, Symetra Life Insurance Company entered into a Regulatory Settlement Agreement in November 2014 with 47 states concerning its unclaimed property practices. Under the terms of this agreement, Symetra Life Insurance Company has agreed to certain business practice initiatives concerning its use of the Social Security Death Master File database.
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
Policy and Contract Reserve Sufficiency Analysis
Under the laws and regulations of their states of domicile, our life insurance company subsidiaries are required to conduct annual analyses of the sufficiency of their life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our life insurance company subsidiaries submit these opinions annually to applicable insurance regulatory authorities. For further information on the results of our 2014 statutory reserve adequacy analysis, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
NAIC Initiatives
The NAIC Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act requires larger insurers to assess the adequacy of their and their group’s risk management and current and future solvency position. The ORSA Model Act requires the filing of an ORSA Summary Report, which is a summary of an insurer’s self-assessment of the material and relevant risks associated with its business plan and the sufficiency of capital to support those risks. We have had advanced discussions with the Iowa Insurance Division in anticipation of this filing and will file an ORSA Summary Report in 2015.
The NAIC also adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation (the "Holding Company Amendments"), which will be required for state accreditation effective January 1, 2016. The Holding Company Amendments require insurers to make an annual filing of an enterprise risk report that identifies all of the material risks within the insurance holding company system that could pose enterprise risk to the insurer. We expect to file an enterprise risk report in 2015 with the Iowa Insurance Division.
In November 2014, the NAIC approved the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Model Law Regulation (the "Corporate Governance Models"), which will provide insurance regulators a means to collect information on the corporate governance standards of insurers on an annual basis. Under the requirements of the Corporate Governance Models, U.S. insurers will be required to submit a Corporate Governance Annual Disclosure, which will include the insurer’s corporate governance framework, the policies and practices of its board of directors and its significant committees, its policies and practices for directing senior management, and the processes by which its board of directors, its committees and senior management ensure an appropriate level of oversight. The new disclosure requirements are expected to apply beginning in 2016, although Iowa has not yet adopted the Corporate Governance Models.
In 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. The valuation manual containing the principles-based approach will not become effective unless it is enacted in law by a minimum number of state legislatures. A number of insurance commissioners have opposed the current form of the principles-based approach. The compliance and accounting costs to comply with a principles-based reserving requirement cannot be predicted at this time.
During 2014, the NAIC adopted a new framework for addressing life insurers’ use of affiliated captive insurers, particularly the use of captive insurers to finance reserves associated with term life insurance policies and universal life insurance policies with secondary guarantees. The new framework provides an overall plan for more transparent treatment of such transactions and, prospectively for new transactions, addresses the type and quality of assets that may be used to support the required reserves, and prescribes new reserve calculation requirements. During 2014, Symetra Life Insurance Company established a captive insurance subsidiary, Symetra Reinsurance Corporation, which entered into a 25-year transaction to finance up to $107.2 million of reserves related to universal life insurance policies with secondary guarantees issued on or before December 31, 2014. Certain aspects of the new framework (primarily those related to disclosure) will be applicable to the reserve financing transaction entered into by Symetra Life Insurance Company and Symetra Reinsurance Corporation. Any future reserve financing transactions that we enter into using a captive insurance company will be required to comply with all aspects of the new framework.
During 2014, the NAIC Employee Retirement Income Security Act (ERISA) Working Group released a draft white paper exploring trends in stop-loss insurance, particularly related to the implementation of PPACA and identifying issues that state insurance departments should be aware of when regulating such policies. Key among the issues for the Working Group is educating small employers regarding their obligations if they choose to self-fund their employee health plans, a trend that is anticipated to increase in reaction to the implementation of PPACA. We cannot predict what, if any, changes may result from any recommendations regarding the regulation of stop-loss insurance that may be contained in the final paper. Similarly, there is renewed interest by state insurance regulators in limiting the ability of small, self-insured employers from using stop-loss policies with very low attachment points. Although not a market we operate in, we cannot predict whether state interest in regulating attachment points may expand beyond the current focus on the small group market. If applicable insurance laws are changed, our ability to compete effectively in certain markets may be adversely affected.

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
Risk-based Capital
The NAIC has established risk-based capital (RBC) standards for life insurance companies, as well as a model act with standards applied at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate and market risks, and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium, face amount, and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.
If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2014, the risk-based capital of each of our life insurance company subsidiaries exceeded the level of risk-based capital that would require any of them to take or become subject to any corrective action. As of December 31, 2014, Symetra Life Insurance Company, our primary insurance company subsidiary, had a risk-based capital ratio of 474%, which exceeded the minimum company action RBC requirement of 100%.

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
Regulation of Investments
Each of our insurance company subsidiaries is subject to laws and regulations, primarily in its state of domicile, that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, issuer concentrations, foreign securities, real estate, equity investments and derivatives. Failure to comply with these laws and regulations could cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus or reserves, and, in some instances, could require divestiture of such non-complying investments. We believe the investments held by our insurance company subsidiaries comply with these laws and regulations.
Federal Regulation of Insurance
Currently, the federal government does not regulate directly the business of insurance. However, the Dodd-Frank Act created a Federal Insurance Office (FIO). While the FIO is not currently expected to directly regulate domestic insurance business, it is tasked with studying the potential efficiency and consequences of federal insurance regulation. In December 2013, as required by the Dodd-Frank Act, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States. The report contained a number of recommendations, including recommendations regarding oversight of insurance capital adequacy and solvency, resolution of insolvent insurers, marketplace regulation, and areas for direct federal involvement in insurance regulation. In September 2014, the FIO issued its 2014 Annual Report on the Insurance Industry, which reiterated many of these recommendations, including establishing a board to set guidelines for uniform standards for multi-state insurance producer licensing and recommendations for greater transparency and more consistent regulation of captive reinsurers. We cannot predict at this time if any of FIO’s recommendations will be implemented or what, if any, impact they will have on insurance regulatory policy.
Although the federal government does not at this time comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, privacy regulation, financial services regulation, securities, healthcare and pension and welfare benefits regulation, can also significantly affect the insurance industry. From time to time, federal measures are proposed that may significantly affect the insurance business, including direct federal regulation of insurance through an optional federal charter, limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax exempt savings and retirement vehicles, and the federal estate tax. Likewise, there exist uncertainties relating to the proposals and rules that have been written and yet to be written by various federal agencies as part of the implementation of the Dodd-Frank Act and PPACA, including the delegation of enforcement authority to the states for PPACA’s health care reforms as applied to health insurers.
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
In late 2012, Symetra received notice that a private contractor would conduct such an audit of its three life insurance company subsidiaries, on behalf of the treasurers, controllers, or revenue departments of certain participating states. In 2013, we entered into a Global Resolution Agreement, along with a number of other life insurance companies, with the participating states regarding the conduct and procedures of the audit. This audit seeks to identify death benefits and other payments under life insurance and annuity contracts that have not yet been paid to beneficiaries, in order to determine whether such benefits should be escheated to the states in which deceased owners resided. The audit began in December 2013 and is ongoing.  As of February 2015, approximately 31 states are participating in the audit.  We do not expect this audit to have a material adverse effect on our consolidated financial results.
Tax Laws
Existing federal laws and regulations provide favorable tax treatment for policyholders on many insurance products we offer. Congress, from time to time, considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefits derived from the tax advantages within life insurance and annuity products. Although legislation enacted over the past few years has largely preserved the favorable tax treatment of our insurance products, we expect that large federal deficits and debt may continue to put pressure on Congress to raise revenue. If existing federal laws and regulations are revised to reduce this favorable tax treatment or to increase the tax-deferred status of competing products, we, along with other life insurance companies, will be adversely affected with respect to our ability to sell such products.
In addition, we are subject to a broad range of federal, state and local tax laws, including state premium taxes; sales, use, excise, personal property or other similar taxes related to equipment, materials or third-party services; and taxes payable by us with respect to our net worth, net income or profits. Furthermore, the taxes we pay are affected by the deductions and credits we use, most notably related to the use of affordable housing and other tax credit investments.
Other Laws and Regulations
Securities and Corporate Governance Regulation
Symetra is subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the SEC and the New York Stock Exchange (NYSE) relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. Additionally, Symetra is subject to the corporate governance laws of Delaware, its state of incorporation.
Securities Regulation of our Products
Certain of our subsidiaries are subject to various levels of regulation under federal securities laws. Variable contracts issued by our life insurance company subsidiaries are securities. Most are registered under the 1933 Act and are fully subject to the 1933 Act and related rules. In addition, most variable contracts are issued through separate accounts that are registered as investment companies under the Investment Company Act of 1940 (the "1940 Act"). Other variable contracts are sold in non-

public offerings in reliance on an exemption from the registration requirements of the 1933 Act, but are subject to its anti-fraud provisions and to the anti-fraud provisions of the Securities Exchange Act of 1934 (the "1934 Act"). Certain separate accounts through which these variable contracts are issued are not registered as investment companies. However, certain provisions of the 1940 Act still apply to these separate accounts.
Our broker-dealer subsidiary serves as principal underwriter and limited retail broker-dealer of the variable contracts and is regulated by the SEC under the 1934 Act, as well as by the Financial Industry Regulatory Authority, Inc. (FINRA). Various state and local regulators also may regulate our broker-dealer. The registered representatives of our broker-dealer are regulated by the SEC and FINRA and are also subject to applicable state and local laws. Our business partners in the sale and distribution of variable contracts and other securities are likewise regulated by these laws and regulations.

The laws and regulations identified above are primarily intended to protect investors in the securities markets and generally grant the SEC and other regulators broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In the event of failure by our subsidiaries, employees and business partners to comply, regulators may impose a broad array of possible sanctions.
Employee Retirement Income Security Act and Internal Revenue Code Considerations
We provide certain products and services to certain employee benefits plans that are subject to the ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.
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
Due to the recent high-profile data breaches and cyber attacks experienced in the U.S., we expect federal and state regulations and examinations related to cybersecurity to increase. We monitor whether Congress and state legislatures are considering additional legislation relating to privacy and other aspects of consumer information. If such legislation is enacted, we may need to amend our policies and adapt our internal procedures to comply. Further, security breaches and unauthorized disclosure of customer information are becoming increasingly frequent across a broad range of industries, including financial institutions and insurance companies. These events are often well-publicized and can cause significant reputational harm and legal risk to companies that are successfully targeted. We continue to devote increasingly significant resources to protect our information systems and develop policies and practices to prevent violation of consumer privacy laws and protect our customers’ private information. Violation of consumer privacy laws could result in significant penalties, adverse regulatory actions, and litigation.
Regulation of Over-the-Counter Derivatives
We use derivatives to mitigate a range of risks in connection with our businesses. Dodd-Frank includes a new framework for regulation of the over-the-counter (OTC) derivatives markets which imposes a multitude of requirements on the Company, including (i) the requirement to execute on a swap execution facility and/or centrally clear (and abide by corresponding margin rules for) certain types of OTC derivative transactions that were previously traded and margined bilaterally, and (ii) the expected requirement to margin noncleared bilateral OTC transactions under new guidelines rather than under the framework of our preexisting International Swaps and Derivatives Association (ISDA) / credit support annex (CSA) agreements, which is expected to be phased in over a four-year period, beginning in December 2015. These new requirements will generally increase the amount of margin the Company will need to maintain to support its use of derivatives, and due to restrictions on the types of eligible collateral that may constitute this margin, will cause the Company to increase its holdings of cash and lower-yielding, highly liquid securities, causing an expected reduction in income. In addition, centralized clearing of certain OTC derivatives exposes us to default risk of our OTC clearing member and any clearinghouse that we may select for a cleared derivative transaction. We also expect that these regulations will increase the cost and reduce the availability of customized derivatives that suit our hedging needs.
USA Patriot Act
The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Therefore, we are required to identify customers, watch for and report suspicious transactions with the Office of Foreign Assets Control of the U.S. Department of Treasury, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions.
Employees
As of December 31, 2014, we had approximately 1,400 full-time and part-time employees. We believe our employee relations are satisfactory.
Executive Officers and Former Executive Officers
Set forth below is a list of the executive officers and a former executive officer of Symetra as of February 20, 2015. The positions listed are of Symetra unless otherwise indicated.

Name	Age	Positions
Thomas M. Marra	56	Director, President and Chief Executive Officer
Margaret A. Meister	50	Executive Vice President and Chief Financial Officer
Tommie D. Brooks	44	Senior Vice President and Chief Actuary
David S. Goldstein	59	Senior Vice President, General Counsel and Secretary
Mark E. Hunt	54	Executive Vice President and Chief Investment Officer
Christine A. Katzmar Holmes	56	Senior Vice President — Human Resources and Administration
Michael W. Fry	53	Executive Vice President — Benefits Division, Symetra Life Insurance Company
Daniel R. Guilbert	41	Executive Vice President — Retirement Division, Symetra Life Insurance Company
George N. McKinnon	56	Former Senior Vice President and Chief Information Officer
Thomas M. Marra has been a director, chief executive officer and president of Symetra since June 2010 and director and president of Symetra Life Insurance Company since June 2010. He is also an officer and director of various affiliates of Symetra. Prior to joining Symetra, Mr. Marra served as senior advisor at the Boston Consulting Group in the North America Financial Services division from September 2009 until May 2010. Beginning in 1980, when he was an actuarial student, and until July 2009, Mr. Marra was with The Hartford Financial Services Group, Inc. (The Hartford). While at The Hartford, he held increasingly senior positions, most recently as president and chief operating officer, as well as holding various directorships with the parent company and its subsidiaries. He is currently a director of the American Council of Life Insurers (ACLI) and a past chairman of the board of the ACLI and of the Insured Retirement Institute. Mr. Marra is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He received his B.S. degree from St. Bonaventure University.
Margaret A. Meister has been executive vice president and chief financial officer of Symetra since February 2006 and executive vice president and chief financial officer of Symetra Life Insurance Company since March 2006. In addition, Ms. Meister serves as the chief risk officer, principal financial officer and principal accounting officer of Symetra and currently oversees Information Technology. She is also a director of Symetra Life Insurance Company as well as an officer and director of various affiliates of Symetra. Ms. Meister is a Fellow of the Society of Actuaries and is a member of the American Academy of Actuaries. She joined Symetra Life Insurance Company in 1988 and served in a variety of positions, including chief actuary and vice president, prior to being promoted to her current position. Ms. Meister received her B.A. degree from Whitman College.
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
Mark E. Hunt has been executive vice president and chief investment officer of Symetra since January 2015 and executive vice president of Symetra Life Insurance Company since January 2015.  He is also an officer of various affiliates of Symetra. From 2004 to December 2014 Mr. Hunt was with White Mountains Advisors LLC, a financial investment advisory firm, where he was managing director and was responsible for all life company portfolios and alternative investments for all clients, including Symetra. He holds a Chartered Financial Analyst designation and is a Fellow of the Society of Actuaries. Mr. Hunt received his B.S. degree from the University of Chicago.
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
George N. McKinnon, prior to his departure in 2014, was senior vice president and chief information officer of Symetra and Symetra Life Insurance Company from March 2011 through June 2014. From May 2009 to March 2011 Mr. McKinnon was with Bleum Inc., where he served as senior vice president and chief information officer. He served as vice president of Expedia from December 2006 to January 2009. Mr. McKinnon received his B.S. degree from the University of New Hampshire and his M.B.A. from West Coast University. He also participated in the executive education program at Stanford University’s Graduate School of Business.
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
Our annuity and universal life insurance products are sensitive to interest rate fluctuations, and both prolonged low interest rates and rapidly rising interest rates could impact our business. We mitigate the risks related to fluctuations in interest rates by employing asset-to-liability matching strategies to help ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate volatility. Reductions in expected profitability or increased surrenders and withdrawals may require us to accelerate amortization of associated deferred policy acquisition costs (DAC) and deferred sales inducements (DSI) balances, further decreasing our results of operations.
Prolonged periods of low interest rates
Prolonged periods of low interest rates challenge our ability to sell products that are dependent on interest earnings, as consumers look for other higher-yielding investment vehicles to fund their insurance and retirement needs. In the past few years, we've experienced a low interest rate environment, and we expect rates to remain low relative to historical levels for the foreseeable future. In such an environment, it may be difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth or profitability of interest-sensitive products. The environment may also affect our financial strength ratings, as rating agencies consider the impact of low interest rates on the insurance industry.
Sustained low interest rates have also reduced the interest spread, or the difference between the returns we earn on the investments that support our obligations and the amounts that we must credit to policyholders and contract holders. In this low interest rate environment, we have had to reinvest cash we receive as interest or return of principal on our investments in lower yielding instruments. This has and may continue to reduce our net investment income and compress the interest spread on interest-rate sensitive products, as well as the earnings on our surplus investment portfolio. The risk of compressed interest spreads is exacerbated by guaranteed minimum crediting rates and indexed annuity caps established by our contracts and/or regulatory authorities, and restrictions on the timing and frequency with which we can adjust our crediting rates and caps.
Further, we have experienced significant prepayment activity over the past few years, as borrowers prepay fixed maturities and commercial mortgage loans in order to borrow at lower market rates. Government programs to support homeowners may also increase prepayments. Any related prepayment fees received are recorded in net investment income and create income statement volatility. We received prepayment-related investment income of $55.1 million and $50.0 million in 2014 and 2013, respectively.
Proceeds of repayments are reinvested at current market rates, which may reduce future portfolio yields. By comparing the unadjusted interest spreads to the interest spreads adjusted to remove the effect of prepayments, the following table illustrates the impact investment prepayments have had on our traditional fixed deferred annuity spreads. This table does not quantify the overall impact of investing the proceeds of repayments at lower current market rates.

	For the Year Ended December 31,
	2014	2013	2012
Fixed Annuities:
Interest spread (1)	2.02%	2.02%	1.94%
Base interest spread (2)	1.74%	1.77%	1.83%
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

The performance of our income annuities, universal life and BOLI products is also sensitive to the investment yields on our invested assets backing such products. For example, on our income annuities, we are unable to reduce contractually guaranteed payments, and a decline in the investment returns on assets supporting this business reduces our interest spread. In extreme situations, the investment yield earned could be lower than the credited rates guaranteed to the customers. We may not be able to successfully manage interest rate spreads or the potential negative impact of those risks.

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
We mitigate some of the aforementioned risks by lowering crediting rates on existing account values, subject to contractual terms, and reducing guaranteed minimum crediting rates and caps offered on new business and, for our deferred annuity products, lowering up-front commissions. However, sustained low interest rates could result in lower sales and may require us to suspend offerings of certain products.
Periods of rising interest rates
Periods of rising interest rates may cause increased policy surrenders and withdrawals on deferred annuity and BOLI products as policyholders and contract holders seek investments with higher returns. This is referred to as disintermediation and may lead to net cash outflows. To fund these outflows, we may be required to sell investment assets when the prices of those assets are adversely affected by the increase in interest rates, which could result in realized investment losses. Further, a portion of our investment portfolio consists of commercial mortgage loans and privately placed securities, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We would also be required to accelerate the amortization of DAC and DSI related to surrendered contracts.
Some of our products have surrender charges, market value adjustments, and/or delayed payment features that help to mitigate the potential disintermediation impacts. However, a portion of our fixed annuity business has a guaranteed return of purchase payment feature, which may limit the collection of surrender charges if terminated in the early years of the contract. Many contracts also contain provisions allowing contract holders to withdraw a portion of their account value without incurring surrender charges, typically up to 10% annually.
During periods of rising interest rates, we may offer higher crediting rates and caps on new sales of interest-sensitive products and increase crediting rates and caps on existing in-force products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and caps to maintain our desired spread, which would result in lower profitability. In rising interest rate environments, especially when interest rates are rapidly rising, it may be difficult to position our products to offer attractive rates and benefits to customers while maintaining profitability.
Changes in yield curves
Shifts in the relationship between short- and long-term interest rates, or the yield curve, can also impact our ability to sell our products, particularly fixed annuities. When the yield curve is relatively flat or negatively sloped (i.e., when short-term rates are higher than long-term rates), customers may be able to earn comparable crediting rates on competing products, such as certificates of deposit, with shorter required investment periods. Customers may be more likely to choose those competing products than our annuities, which tend to be longer term in nature.

Our investment portfolio is subject to various interest rate, credit and liquidity risks that may diminish the value of our invested assets, reduce investment returns and/or erode capital.
The performance of our investment portfolio depends in part upon the level of and changes in interest rates and credit spreads, the overall performance of the economy, the creditworthiness of the specific obligors included in our portfolio, equity prices, real estate values, liquidity and other factors, most of which are beyond our control. These factors could materially affect our investment results or capital position in any period.
Interest rate and credit spread risk
Interest rates and credit spreads are highly sensitive to many factors that impact global capital markets, including:

•	governmental monetary and fiscal policies;

•	general investor sentiment;

•	domestic and international economic, political, or general business conditions;

•	the level of inflation or deflation;

•	changes in the credit quality of or risk assigned to specific obligors, industry sectors, asset classes, or markets; and

•	other factors beyond our control.

For example, the U.S. Federal Reserve concluded its asset purchase program in October 2014 and is expected to take further measures towards policy normalization in 2015. This could result in increased interest rate volatility as markets anticipate or react to reduced policy accommodations.
Net investment income realized by us from future investments in fixed maturities will generally increase or decrease in step with interest rates and credit spreads. In periods of low interest rates, such as we've experienced during the last few years, we may be challenged to find attractive yields on new investments. In recent years, we mitigated this risk by increasing our originations of commercial mortgage loans, which generally provide higher yields, but are less liquid than fixed maturities. However, we have experienced greater competition for these new commercial mortgage loans, and we expect this to continue in 2015. Therefore, the supply of loan opportunities meeting our high quality standards could diminish in the future due to increasing competition, or if a rise in interest rates results in lower opportunistic refinancings. In such a competitive environment, we may not be able to earn sufficient yield on our originations.
The fair value of our fixed maturities generally increases or decreases in an inverse relationship with changes in interest rates and credit spreads. Because our fixed maturities are classified as available-for-sale, changes in the fair value of these securities are reflected as a component of other comprehensive income (OCI) and accumulate in our stockholders' equity balance. A rise in interest rates or credit spreads causes the fair value of our fixed maturity securities to decline, particularly for our long-duration investments supporting our Income Annuities reserves, and decreases our stockholders’ equity. In a rapidly rising interest rate environment, this decrease in stockholders’ equity could be significant and possibly lead to negative stockholders’ equity. Further, GAAP does not require similar fair value accounting treatment for the insurance liabilities that the fixed maturities support. Therefore, changes in the fair value of our fixed maturities caused by interest rate fluctuations are not offset by similar adjustments to the fair value of our insurance liabilities on the balance sheet.
Fluctuations in interest rates may also cause actual net investment income or cash flows to differ from those originally expected for investments that carry prepayment and extension risk, such as mortgage-backed and other securities with embedded call options. We include an estimate of future principal prepayments in the calculation of effective yields for mortgage-backed securities. Differences between the actual and estimated timing of the principal prepayments impact our investment income and may reduce or increase our overall interest rate spread. As prepayments generally increase in periods of declining interest rates, premium and discount amortization accelerates because the expected life of the asset is shortened. In periods of rising interest rates, prepayments generally slow, and premium and discount amortization slows because the expected life of the asset is extended. These changes in amortization may adversely affect our investment income. As of December 31, 2014, we held $2.92 billion in residential mortgage-backed securities, including gross unamortized premiums of $42.6 million and gross unamortized discounts of $67.0 million.
We mitigate the risks related to fluctuations in interest rates and credit spreads by employing asset-to-liability matching strategies to help ensure that cash flows are available to pay claims as they become due. However, these strategies may fail to eliminate or reduce the adverse effects of interest rate and credit spread volatility.
Credit risk
Issuers of the fixed maturities we own and borrowers of our commercial mortgage loans may default on principal and interest payments. Defaults by third parties in the payment or performance of their obligations could reduce our investment income and cause realized investment losses. Further, fixed maturities are evaluated for impairment based on our assumptions about the creditworthiness of the issuer and the likelihood that we can hold the security to recovery. A significant increase in defaults and impairments on our fixed maturity and commercial mortgage loan portfolios could adversely affect our financial condition, results of operations and cash flows. The determination of impairments is subject to management’s judgment about the creditworthiness and expected cash flows, and actual cash flows and defaults may vary significantly from our assumptions.
As of December 31, 2014, 4.4% of our total fixed maturity portfolio was considered below investment grade. Below investment grade securities generally provide higher expected returns but present greater credit risk and can be less liquid than investment grade securities. For further information, see "Liquidity Risk" below.
Further, changes in circumstances could cause certain of our investment-grade maturities to present more significant credit risk than previously considered. For example, an issuer’s inability to refinance or pay off debt, or a private equity or highly leveraged buyout, could cause credit quality to decrease to below investment grade. Issuers of the fixed maturities that we own may also experience performance deterioration or other factors that trigger rating agency downgrades. Although the issuers may not have defaulted on principal and interest payments with respect to these securities, we may be required by regulators and rating agencies to hold more capital in support of these investments. As a result, we could experience higher cost of capital and potential constraints on our ability to grow our business and maintain our own ratings.

For further information on our fixed maturities portfolio and credit-related impairments, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments."
Liquidity risk
Our investments in privately placed fixed maturities, commercial mortgage loans, and limited partnership interests, which collectively represented approximately 17.5% of total invested assets as of December 31, 2014, are relatively illiquid compared to publicly traded fixed maturities and equities. In addition, periods of market disruption, such as those experienced during the financial crisis in 2008 and 2009, could also reduce liquidity for securities generally considered to be readily marketable. Overall, liquidity in the fixed maturities markets has generally declined compared to conditions seen before the financial crisis.
If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. This risk is mitigated by the liquidity structure of our underlying liabilities, of which 82.8% cannot be surrendered or upon surrender would be subject to significant penalties or adjustments. For further information on the liquidity of our underlying liabilities, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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
We distribute our products through financial intermediaries, independent producers, including BGAs, and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as:

•	breadth of our product offerings;

•	design and positioning of our product offerings;

•	pricing of our products, including premium or interest crediting rates;

•	strength of our brand and consumer name recognition, as well as reputation;

•	amount of sales commissions and fees we pay;

•	our perceived stability and our financial strength or other industry ratings;

•	service levels and technology we provide to our distribution partners and customers; and

•	strength of the relationships we maintain with individuals at those firms.
Through time our relationships with distributors may deteriorate due to any of the above factors, which could result in a drop in sales and/or a loss of existing business due to higher surrender activity.
Our competitors may be effective in providing incentives to existing and potential distribution partners to favor their products over ours. Our contracts with our distribution partners generally allow either party to terminate the relationship upon short notice. Our distribution partners do not make minimum purchase commitments, and our contracts do not prohibit our partners from offering products that compete with ours. Accordingly, our distribution partners may choose not to offer our products exclusively or at all, or may choose to exert insufficient resources and attention to selling our products. In 2014 sales from our top five distribution partners in our Deferred Annuities, Benefits and Individual Life segments represented 58.1%, 31.9% and 58.6%, respectively, of each segment’s total sales. If our relationships with these distributors were to deteriorate, it is likely that we would experience a significant decline in our sales. For further discussion of our sales results and distribution, refer to the discussion for each division within Item 1 — "Business"
Turbulent economic conditions may also impair our distribution partners, which would have an adverse impact on our sales. Further, consolidation of financial institutions could increase competition for access to distributors, result in greater distribution expenses, and impair our ability to market our products to our current customer base or to expand our customer base.
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
For further discussion of factors affecting our competitive environment, refer to Item 1 — "Business — Competition."
We may face unanticipated losses if we determine our reserves are inadequate, or there are significant deviations from our pricing assumptions.
We calculate and maintain reserves for estimated future benefit payments to our policyholders and contract holders in accordance with GAAP, which are released as those future obligations are extinguished. The reserves we establish are estimates, primarily based on actuarial assumptions with regard to our future experience, which involve the exercise of significant judgment. Our future financial results depend upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including persistency, future investment returns or interest rates, mortality and morbidity, and healthcare costs, as well as economic, political and social conditions, inflation, and changes in doctrines of legal liability. Therefore, we cannot precisely predict the ultimate amounts we will pay for actual benefits or the timing of those payments.
Claims Experience
For our medical stop-loss product, we establish a reserve for claims incurred but not yet reported (IBNR), which is an estimate primarily based on claims completion and loss ratio assumptions. These assumptions are regularly reviewed and reflect our claims experience over recent years, underwriting characteristics, and other metrics. However, actual results may differ significantly from our estimate, and changes in these reserves affect our benefits expense reported in subsequent periods and may cause income statement volatility. For example, during 2013, we experienced higher than expected claims frequency related to business written in January 2013, which was reflected in our IBNR recorded in 2013. In 2014, the related claims reported were lower than expected and reserves for this block were released.
Our medical stop-loss product also exposes us to the risk of increases in healthcare costs based on leveraged medical cost trend, as we are not the first-dollar insurer. Such costs have risen substantially in recent history and may continue to do so. Our product reimburses claim amounts above certain thresholds, and an increase in medical costs may result in higher claims. Our policies are typically one-year contracts and are underwritten and repriced annually. We monitor claims costs, medical inflation, changing demographics, changes in our mix of business, and other factors that may affect future costs. However, claim frequency or severity may exceed our expectations or may not be properly factored into our pricing.
In addition, we set prices for our insurance and certain annuity products based upon expected claims and payment patterns, using assumptions for, among other factors, morbidity rates and mortality rates of our policyholders and contract holders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher or mortality rates vary from our pricing assumptions, we could be required to make greater payments than we had projected. Our largest exposure to mortality risk is in our Individual Life segment. Mortality also affects results in our Income Annuities segment, as we may pay more or less benefits than expected. Mortality experience is volatile and can fluctuate significantly from period to period. Our largest exposure to morbidity risk is in our medical stop-loss product. We attempt to mitigate our exposure to mortality and morbidity risk through the use of reinsurance.
Persistency
Reserves in our Retirement and Individual Life divisions are significantly affected by persistency. Persistency refers to the proportion of policies or contracts that will remain in force from one period to the next. For most of our products, actual persistency that is lower than our assumptions would have an adverse impact on profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of deferred acquisition expenses related to the policy or contract. In addition, we may need to sell investments at a loss to fund withdrawals.

For some of our policies, including certain life insurance and life-contingent SPIA and structured settlement contracts, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, then we would be required to make greater benefit payments than we had anticipated when we priced these products.
We face persistency risk with regard to a significant amount of fixed deferred annuity account values that will no longer be subject to surrender charges in 2015 and beyond. When they are no longer subject to surrender charges, these annuity contract holders may withdraw their funds to seek higher returns elsewhere. In addition, we may offer higher renewal interest rates than assumed in pricing to retain these contract holders. We monitor the persistency of our annuity business and closely evaluate our retention strategies, making changes as necessary, but our efforts may not be successful and the persistency of this block may not be in line with our assumptions. We anticipate a certain level of surrenders when pricing these products; however, higher than expected contract holder withdrawals of funds could adversely affect our results.
Investment Returns
Reserves related to certain products, primarily in our Income Annuities and Individual Life segments, also include assumptions about future investment returns. For longer-duration income annuities, these assumptions reflect estimates of interest rates projected more than 30 years into the future. Reserves for our UL product with secondary guarantees reflect assumptions about returns on assets purchased with future premiums. If we determine that these future investment returns will be lower than our expectations, we may be required to increase our reserves in the period that we make the determination, which could adversely affect our results.
We regularly monitor our reserves and review our assumptions. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we could be required to increase our reserves and incur income statement charges in the period in which we make that determination, which could adversely affect our financial condition and results of operations. There were no significant adjustments to GAAP reserves due to inadequacy during 2014, 2013 or 2012.
Certain of our products permit us to increase premiums or reduce benefits or crediting rates during the life of the policy or contract. However, these changes may not be sufficient to maintain profitability, or may reduce the attractiveness of our products relative to competitors. Moreover, many of our products either do not permit us to increase premiums or reduce benefits or may limit those changes during the life of the policy or contract. Therefore, significant deviations in experience from our assumptions regarding claims experience (including mortality and morbidity rates), persistency, expenses, or investment returns could have an adverse effect on our profitability.
Our use of derivative financial instruments to manage risk may not be effective or sufficient.
We use derivative financial instruments to mitigate various business and investment risks to which we are exposed, including exposures related to our FIA products, foreign currency exposures, and interest rate fluctuations on variable rate fixed maturities, and forecasted asset purchases. If we or our counterparties fail or refuse to honor obligations under the derivative instruments, our hedges of the related risk will be ineffective. This failure could have an adverse effect on our financial condition and results of operations. See Note 6 to the consolidated financial statements and Item 7A — "Quantitative and Qualitative Disclosures about Market Risk" for further discussion of our derivatives.
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
Further, we expect new regulations under the Dodd-Frank Act related to OTC derivatives to increase costs and reduce the availability of customized derivatives that suit our hedging needs. These new requirements will generally increase the amount of margin we will need to maintain to support our use of derivatives and, due to restrictions on the types of eligible collateral that may be posted for this margin, will cause us to increase our holdings of cash and lower-yielding, highly liquid securities, causing an expected reduction in income. In addition, centralized clearing of certain OTC derivatives exposes us to default risk of our OTC clearing member and any clearinghouse that we may select for cleared derivative transactions. The above factors, either alone or in combination, may have an adverse effect on our financial condition and results of operations.

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
For the past several years, we have been strategically increasing our mortgage loan portfolio. Due to increased competition for commercial loans, particularly those over $5.0 million, we continue to focus on smaller loans that meet our underwriting criteria, as well as expanding our origination capacity to take advantage of an increased number of available transactions in the marketplace. We expect the trend in competition to continue in 2015.
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
Further, any concentrations in geography or industry exposure within our commercial mortgage loans may expose us to higher risk of adverse effects. We seek to mitigate these risks by having a diversified portfolio; however, events or developments negatively impacting certain geographic regions or industries may have a greater adverse effect on our loan portfolio and, consequently, on our results of operations or financial condition.
For additional information on our mortgage loan portfolio, see Note 5 to the consolidated financial statements and Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans."
The failure to safeguard the security of our data and protect our customers’ confidential information and privacy could adversely affect our business.
We use computer and information technology systems to store, retrieve, evaluate and analyze customer and company data. Our computer systems have been, and will continue to be, subject to computer viruses or other malicious code, unauthorized access, cyber-attacks, hackers or other computer-related penetrations. To date, we are not aware of a material breach of cybersecurity. We commit increasingly significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to monitor and reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or security breaches. The techniques used to obtain unauthorized access or sabotage systems change frequently and we may be unable to anticipate these techniques or implement adequate preventative measures.
A breach of cybersecurity could compromise our confidential information, including personal identifiable information (PII) of our customers and employees, and information related to third parties with whom we interact. This may impede or interrupt business operations and may result in other negative consequences, including reputational damage, remediation costs, loss of revenue, additional regulatory scrutiny, and litigation. Additionally, the majority of our annuities are distributed through major financial institutions, and a breach affecting customer information could jeopardize these distribution relationships and negatively impact sales. We purchase cyber risk insurance, but this insurance would likely not be sufficient in scope or amount to cover all of our losses from breaches of our systems.
A number of our businesses are subject to federal and state privacy regulations and confidentiality obligations that, among other things, restrict the use and dissemination of, and access to, the information that we produce, store, or maintain in the course of our business. For example, the collection and use of patient data in our Benefits division is the subject of federal and state legislation, including privacy protections that arise under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Gramm-Leach-Bliley Act, and other federal and state regulations arising from those and other statutes. Similarly, certain of our customer data is protected under the financial privacy provisions of the Dodd-Frank Act. We operate in several states that have similar consumer and financial privacy laws and regulations. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

The actions we may take in order to promote compliance with these obligations vary by business segment and may change over time, but include, among other things:

•	training and educating our employees, and requiring training for independent contractors, regarding our obligations relating to confidential information;

•	monitoring changes in state or federal privacy and compliance requirements;

•	drafting and enforcing appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities and protocols for tangible records;

•	implementing physical, technical, and administrative controls to secure access to electronic information; and

•	in the event of a security breach, providing credit monitoring or other services to affected customers.
If we do not properly comply with privacy regulations and protect confidential information, whether through a cyber-attack or other means, we could experience adverse consequences, including reputational damage, regulatory sanctions, such as penalties, fines and loss of license, and possible litigation. This could have an adverse impact on our company’s image or customer relationships and, therefore, result in loss of distribution partners, lower sales, lapses of existing business, or increased expenses. Further, while we may maintain insurance to mitigate or offset these risks (as may our third party vendors), we cannot be certain that any such insurance coverage would be sufficient in amount or scope to fully address any resulting losses or liability.
The failure to maintain effective and efficient information systems could adversely affect our business.
Our computer and information technology systems interface with and rely upon third-party vendors. Our business is highly dependent on our ability, and the ability of third parties, to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, administering our products, providing customer support, filing and paying claims and making changes to existing policies. We also use systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates.
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
System outages, cyber-attacks, or outright failures may compromise our ability to perform critical functions in a timely manner. This could hurt our relationships with our business partners and customers and may harm our ability to conduct business. In the event of a disaster such as a blackout, an industrial accident, a natural catastrophe, a terrorist attack or war, our systems may not be available to our employees, customers or business partners for an extended period of time. If our systems or our data are destroyed or disabled, employees may be unable to perform their duties for an extended period of time. Any such interruptions may reduce our revenues or increase our expenses, and may also have an adverse impact upon our reputation, distribution partnerships, or our customer or vendor relationships. Such an occurrence may also impair our ability to timely and accurately complete our financial reporting and other regulatory obligations and may impact the effectiveness of our internal control over financial reporting.
Our failure to maintain effective and efficient information systems could have a material adverse effect on our financial condition, results of operations, and cash flows. If we do not maintain adequate systems, we could experience adverse consequences, including:

•	inadequate information on which to base pricing, underwriting and reserving decisions;

•	inadequate information for accurate financial reporting;

•	increases in administrative expenses;

•	the loss of existing customers or key distributors;

•	difficulty in attracting new customers or distributors;

•	an inability to comply with regulations or customer or vendor expectations, such as failure to meet prompt payment obligations;

•	customer, provider and agent disputes; and

•	litigation or regulatory enforcement exposure.

We may be unsuccessful in our continued efforts to execute on our strategies to diversify sources of income.
We have devoted significant effort and financial resources to build new products, distribution and service capabilities to diversify our product portfolio. We also continue to focus our efforts on building our name recognition in the marketplace and improving our operations and service capabilities, particularly in our universal life insurance product and our group life and DI products.
We aim to continue implementing our strategies while maintaining current positions of strength in our existing businesses, particularly our medical stop-loss and deferred annuity businesses, as well as maintaining the strength of our balance sheet. Our success will depend on a number of factors, including our ability to achieve customer name recognition, accurately predict market trends, differentiate our product offerings from our competitors’, provide excellent customer service, attract and retain skilled employees, maintain comprehensive focus on all company priorities, develop new products in a timely manner and achieve market acceptance, effectively implement new technology and operational platforms, deepen our existing distribution relationships and add new distribution partners and set appropriate prices for our products. We may incur higher-than-expected costs or fail to generate expected levels of revenue and profitability associated with this strategy. Further, if we fail to accomplish all or a combination of these strategies, our ability to profitably grow our business could be materially and adversely affected.
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
In addition, maintaining our ratings may require us to retain higher levels of capital and limit our ability to execute capital actions. For further discussion of our current ratings, see Item 1 — "Business — Financial Strength Ratings."
Our valuation of fixed maturities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
Fixed maturities are reported at fair value on our consolidated balance sheets and represent approximately 82.8% of our invested assets as of December 31, 2014. The accounting guidance for fair value measurements establishes a three-level hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation models using unobservable inputs (Level 3). As of December 31, 2014, approximately $25.23 billion, or 99.4%, of our fixed maturities were categorized as Level 2 measurements.
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
Additionally, during periods of market disruption, including periods of significantly rising interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, valuations for those securities may require more subjectivity and management judgment, including valuation methods, inputs and assumptions that are less observable or require greater estimation. Rapidly changing and adverse credit and equity market conditions could also materially impact the valuation of securities reported in our consolidated financial statements, and the period-to-period changes in value could vary significantly.
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
For more information on our valuation methodology for invested assets, see Note 7 to the consolidated financial statements and Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation of Financial Instruments."
Gross unrealized losses on fixed maturity and equity securities classified as available-for-sale may become realized or result in future impairments, resulting in a reduction in our net income.
Fixed maturity and equity securities classified as available-for-sale account for a significant portion of our total assets. These securities are reported at fair value on our balance sheets. Changes in fair value are recorded as unrealized gains or losses in our stockholders’ equity and do not affect net income. Liquidity needs, portfolio rebalancing, or other reasons may require us to sell these securities prior to maturity, or credit concerns could prompt us to conclude that a decline in fair value is other-than-temporary. The resulting realized losses or impairments may have a material adverse effect on our net income.
For additional information on our policy for identifying and measuring other-than-temporary impairments, see Note 4 to the consolidated financial statements and Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates."

Downturns and volatility in equity markets could adversely affect our profitability or financial condition.
We recognize changes in fair value of certain investments, including our marketable equity securities that are classified as trading, in net income through net realized gains (losses). These investments, which generally provide higher expected total returns over the long term, present a greater risk to preservation of principal than our fixed maturity investments. As of December 31, 2014, less than 3% of our invested assets consisted of equity-like investments. Even though these investments do not represent a significant portion of our invested assets, a decline in the equity markets could have a significant adverse effect on our net income, and also increase volatility in results between periods.
The amount of statutory capital that we have and the amount of statutory capital that we must hold to meet rating agency, regulatory and other requirements can vary significantly from time to time and is sensitive to a number of factors, including equity market and credit market conditions and changes in rating agency models.
We conduct the vast majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the NAIC. The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for our insurance company subsidiaries. Further, state departments of insurance could impose higher than minimum capital requirements.
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
Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Our derivative counterparty agreements may impose minimum RBC ratios in order for the agreements to remain active for new and existing trades. Further, in scenarios of extended periods of low interest rates, such as those experienced recently, the amount of statutory reserves that we are required to hold may increase, which reduces our statutory surplus. Annually we are required to assess statutory reserve adequacy and for the year ended December 31, 2014, an additional statutory reserve of $41.0 million was established, which reduced our statutory surplus by approximately $26.7 million, net of tax. As of December 31, 2014, the total of these additional reserves were $98.0 million. For further information on this statutory reserve, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Our statutory financial statements are subject to the Statements of Statutory Accounting Principles (SSAPs), which is promulgated by the NAIC. In addition, the NAIC, through its Life and Health Actuarial Task Force, issues interpretations or guidelines (Actuarial Guidelines) of state statutes related to reserves and other actuarial topics. These guidelines are used to apply a statute to a particular circumstance. These SSAPs and Actuarial Guidelines impact our statutory surplus and therefore impact the amount of capital we are required to maintain. For example, the Valuation of Life Insurance Policies Regulation, as clarified by Actuarial Guideline 38 (AG 38, more commonly known as "Regulation XXX and AXXX") requires insurers to establish additional or redundant statutory reserves for certain universal life policies with secondary guarantees and term insurance policies. As of December 31, 2014, we had $108.9 million of AXXX deficiency reserves and $12.5 million of XXX deficiency reserves. We completed a transaction in 2014 to finance a portion of the statutory reserves related to the Company's existing universal life with secondary guarantee business. We anticipate that we will implement additional financing in the future as we expect sales of these types of products to continue to increase. However, there could be regulatory, tax or other challenges to the actions we have taken or will take in the future. The result of this or other potential changes or related challenges could require us to increase statutory reserves, reduce or eliminate the benefits of financing, or incur higher operating and/or tax costs.
In late 2014, the NAIC adopted a new framework (referred to as AG 48) related to life insurers’ use of affiliated captive insurers, particularly the use of captive insurers to finance reserves associated with term life insurance policies and universal life insurance policies with secondary guarantees. The new framework addresses the type and quality of assets that may be used to support those reserves and provides guidelines for determining the amount of reserves that can be financed in such a transaction. This portion of the framework is applicable prospectively to future captive transactions effective January 1, 2015. We are monitoring the industry response to this framework and evaluating the impact on our business, which may include adverse changes to pricing that could affect the competitiveness of our universal life policies.
We may face unanticipated losses if we are required to accelerate the amortization of deferred policy acquisition costs and/or deferred sales inducements if there are significant deviations in actual experience or in anticipated assumptions.
Deferred policy acquisition costs represent certain costs that vary with and are directly related to the successful acquisition and renewal of our products. Such costs are deferred and amortized over the estimated life of the related contracts. Deferred sales inducements represent bonus interest and excess interest, mainly on our fixed annuity products, which are deferred and reported in receivables and other assets on our consolidated balance sheets. These amounts are amortized as interest credited over the estimated life of the related contracts. As of December 31, 2014, we had $513.9 million of DAC and $136.7 million of DSI, excluding the adjustment for unrealized gains (losses) on investments.
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
For example, for the year ended December 31, 2014, we recorded additional amortization of DAC and DSI totaling $10.9 million and $9.3 million, respectively, related to prepayment-related income. These adjustments included the impact of both current period amortization and changes to future assumptions as a result of significant prepayment-related investment income, which was primarily due to make-whole fees on fixed maturities that were prepaid during the low-interest rate environment.
We regularly review our DAC and DSI asset balances to determine if it is recoverable from future income. The portion of the DAC and DSI asset balances deemed to be unrecoverable, if any, is charged to expense in the period in which we make this determination. For example, if we determine that we are unable to recover DAC or DSI from profits over the life of a block of insurance policies or annuity contracts, we would be required to recognize the unrecoverable DAC or DSI amortization as a current-period expense. We did not record any such expenses during the years ended December 31, 2014, 2013 and 2012.
For further information on our DAC accounting policy, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Policy Acquisition Costs and Deferred Sales Inducements."

Reinsurance may not be available, affordable or adequate to protect us against losses, and failure to perform by the counterparties to our reinsurance arrangements may expose us to risks we had sought to mitigate.
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our business segments, primarily in the Benefits and Individual Life divisions. For discussion of our reinsurance program, refer to Item 1 — "Business — Reinsurance."
While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at specified pricing, market conditions can determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance obtained will increase our risk of loss, and any increase in the cost of reinsurance will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance, may not be able to obtain sufficient reinsurance on acceptable terms or may not be able to obtain reinsurance coverage, which could adversely affect our ability to write future business, offer new products or enter new markets, or result in the assumption of more risk with respect to those policies we issue.
Further, reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear counterparty credit risk with respect to our reinsurers. The total reinsurance recoverables due from reinsurers was $328.7 million as of December 31, 2014, of which $116.3 million was recoverable from our single largest reinsurer. Our reinsurers may be unable or unwilling to pay the reinsurance recoverables owed to us now or in the future or on a timely basis. A reinsurer’s insolvency, or inability or unwillingness to make payments under the terms of its reinsurance agreement with us would have an adverse effect on our financial condition, results of operations and cash flows.
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

The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These could adversely impact the valuation and performance of our investment portfolio. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio or holdings in our commercial mortgage loan portfolio, resulting in impairments to these obligations, or could harm the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoverables. Further, for products sold through our Benefits and Individual Life divisions, a localized event that affects our customers could cause a significant loss due to mortality or morbidity claims. The effectiveness of external parties, including governmental and nongovernmental organizations, in combating the spread and severity of a disease pandemic could have a material impact on the losses experienced by us. We attempt to mitigate our risk of exposure due to a catastrophic event through the use of catastrophic reinsurance coverage.
A substantial part of our operations are located in Bellevue, Washington, although we have offices throughout the U.S., primarily in Waltham, Massachusetts and Enfield, Connecticut, as well as new operations in Guilford, Connecticut and Des Moines, Iowa. We maintain a business continuity plan for our operations, but we cannot predict with certainty whether our plan will be successfully implemented in the event of an actual catastrophic event or disaster or predict with certainty when normal business operations would resume if such an event occurs. In the event of a catastrophic event or disaster, our employees may be unable to perform their duties for an extended period of time, and/or we may have limited or no connectivity, which may interrupt our business operations and adversely affect our financial condition, results of operations, and cash flows. The majority of our employees are equipped to work remotely; however certain duties may be difficult to perform remotely.
In addition, we also outsource a significant portion of our information technology infrastructure to a third party. This third party is required to maintain and test disaster recovery and business continuity plans for its operations. At least bi-annually, we participate in a test of its disaster recovery plans for business-critical applications. However, we cannot predict with certainty whether its plans will be successfully implemented in the event of an actual catastrophic event or disaster or predict with certainty when normal business operations would resume if such an event occurs to the third party. As a result, in the event of a catastrophic event or disaster affecting that third party, we may be unable to perform our duties for an extended period of time, and/or we may have limited or no connectivity, which may interrupt our business operations and adversely affect our financial condition, results of operations and cash flows.

Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
We outsource significant technology and business functions to third parties, including a substantial portion of our investment management and information technology functions, and expect to continue to do so in the future. We have, and may again in the future, engage in similar practices relating to other aspects of our business. When we engage a third-party, and throughout the term of our agreement, we regularly evaluate and monitor the third party's service. This may include evaluations of the vendor's quality of service, financial stability, compliance with laws and regulations and appropriate business continuity plans. However, if our due diligence and our monitoring efforts are not sufficient, if we fail to maintain an effective outsourcing strategy or if third-party providers do not perform as contracted, we may experience operational difficulties, increased costs of service, significant costs to transition providers, harm to our customer and vendor relationships, and a loss of business and reputation that could have a material adverse effect on our consolidated results of operations. Further our third-party service providers are required to maintain and routinely test business continuity plans. However, catastrophic events interrupting vendors' business operations may disrupt their provision of critical services to us for an extended period of time, which in turn may adversely affect our financial condition, results of operations, and cash flows.
Our agreement with our current outsourced IT service provider extends through July 2016. During the next two years, we are planning to transition these services to new third party service providers, and may elect to manage certain functions internally. We may experience operational difficulties during this transition, such as disruption of IT service, higher than expected costs of transition, and the service we obtain from our existing service provider. Though we perform significant due diligence prior to selecting new outsourced services providers, we cannot guarantee the quality of services from our new providers.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of GAAP, which is periodically revised by recognized authorities, including the Financial Accounting Standards Board (FASB). Changes in these standards may have a significant effect on our financial statements. For example, the FASB is currently developing new accounting standards for insurance contracts, which may change the recognition and measurement of insurance obligations on our statement of financial position and impact the timing of the related income in our results of operations.
Our credit facility subjects us to operating and financial covenants on our operations and could limit our ability to grow our business.
We have a $400.0 million revolving credit facility. This credit facility also provides access to up to an additional $100.0 million of financing, subject to the availability of additional commitments. We rely on the facility as a potential source of liquidity, which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. As of December 31, 2014, we had no balance outstanding and we have had no borrowings under this facility. In connection with this facility, we have agreed to covenants that may impose significant operating and financial restrictions on us. These restrictions limit the incurrence of additional indebtedness by our subsidiaries, limit the ability of us and our subsidiaries to create liens and impose certain other operating limitations. These restrictions could limit our ability to obtain future financing or take advantage of business opportunities.
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
As a holding company, Symetra depends on the ability of its subsidiaries to transfer funds to it to meet its obligations and pay dividends or engage in stock repurchases.
Symetra is a holding company for its insurance company and other subsidiaries with no significant operations of its own. Its principal sources of cash to meet its obligations and to pay dividends consist of dividends from its subsidiaries and permitted payments under tax sharing agreements with its subsidiaries. State insurance regulatory authorities limit the amount of dividends that insurance companies can pay without regulatory approval. Additionally, competitive pressures or other regulatory requirements may require our insurance company subsidiaries to maintain certain levels of capital that could affect their ability to make dividend payments. Such limits could adversely affect the liquidity of Symetra, including our ability to pay dividends to stockholders, repurchase common stock and service our debt. Further, the timing and amount of any dividends or future stock repurchases by Symetra will be determined by the board of directors and management, respectively, based on market conditions, regulatory considerations, and other factors.
More information about the ability of our insurance company subsidiaries to pay dividends can be found in Note 15 to the consolidated financial statements and Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
We may need additional capital in the future, which may not be available to us on favorable terms or at all. Raising additional capital could dilute stockholder ownership in the Company and may cause the market price of our common stock to fall.
We need liquidity to pay our policyholder benefits, operating expenses, interest on our debt, and to pay down or replace certain debt obligations as they mature. For example, we have $300.0 million senior notes due in 2016, and we may seek to refinance that debt prior to maturity. We may need to raise additional funds through public or private debt or equity financings in order to:

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
Our principal stockholders, affiliates of White Mountains Insurance Group, Ltd. and Berkshire Hathaway Inc., each beneficially owned approximately 17% of our outstanding shares of common stock as of February 20, 2015. Accordingly, either or both of these stockholders may have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, such as amendments to our certificate of incorporation, potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of our principal stockholders may not coincide with the interests of the other holders of our common stock. Furthermore, future sales, or the perception of future sales, of a substantial number of shares of our common stock by our principal shareholders could have a material adverse effect on the prevailing market price of our common stock and on our business. Our principal stockholders have the right, subject to certain conditions, to sell their shares subject to compliance with the requirements and limitations under Rule 144 of the Securities Act of 1933 or to require us to register the sale of their shares of our common stock.
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
Our performance is highly dependent on our ability to manage risks that arise from a large number of our day-to-day business activities, including setting of premium or interest crediting rates, underwriting, claims processing, policy administration and servicing, management of our computer systems, particularly legacy computer systems, execution of our investment and hedging strategies, management of our investment operations and portfolio, financial and tax reporting, marketing and sales efforts, maintaining adequate staffing dedicated to certain functions, our ability to prevent and detect fraud, and other activities, many of which are complex. We also may rely on third parties for such activities.
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
PPACA, which impacts our medical stop-loss and limited benefit medical businesses, began to be implemented at the state and federal levels in 2010. The legislation is broad and many expect it will be years before all of its provisions will be fully implemented and its ramifications fully understood. Further, PPACA remains subject to various legal challenges and legislative initiatives that may result in modifications of the existing law, and the nature and likelihood of those outcomes cannot be predicted. Although it remains unclear how our medical stop-loss business will be impacted in the long term, we believe that PPACA is attracting new market participants offering medical stop-loss insurance as employers look to self-fund their medical expenses. This increasing competition will likely lead to increased price competition and market innovation for medical stop-loss business. Further, our limited benefit medical product has been repositioned as supplemental coverage, but we cannot predict whether such repositioning will be successful. We will continue to monitor the implementation of PPACA, including changes in effective dates, pending regulatory guidance, and legislative appeals, and reassess our business strategies accordingly.
Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

Compliance with applicable laws and regulations is time consuming and labor-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance efforts and other expenses of doing business. For example, in 2012, the NAIC adopted the Risk Management and ORSA Model Act, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the "material and relevant risks" associated with the insurer’s current business plans. ORSA, which provides for an effective date of January 1, 2015, is part of the NAIC’s overall Solvency Modernization Initiative. As a model act, ORSA must be adopted by our domiciliary state to be effective for our insurance company subsidiaries. We are working to integrate the requirements of ORSA into our existing risk management framework.
The NAIC is reviewing life insurers’ use of insulated separate accounts for products that are not variable (where assets of the separate account, equal to the reserves and other contract liabilities with respect to the account, are protected from liabilities arising out of any other business of the company), which might lead to a recommendation against the allowance of insulation for certain products. We cannot predict what, if any, changes may result from this review and possible recommendations. If applicable insurance laws are changed in a way that impairs the use of insulation for certain contracts, our ability to sell new contracts, such as BOLI, may be adversely affected.
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
During 2014, our primary life insurance subsidiary, Symetra Life Insurance Company, established a captive insurance subsidiary, Symetra Reinsurance Corporation, which entered into a 25-year transaction to finance up to $107.2 million of reserves related to universal life insurance policies with secondary guarantees issued on or before December 31, 2014. This transaction was designed to be in compliance with then-current regulations and was approved by our state insurance regulator.
Insurance departments of certain states oppose the life insurance industry's use of captive insurance companies, even under the new NAIC framework, and such arrangements have recently received negative press coverage. To date, other insurance departments, including the Iowa Insurance Division, do not oppose the use of captives, and we, like many life insurance companies, established our captive to satisfy reserve and capital requirements. However, we may be subject to reputational risk concerning the use of captives, and we cannot predict what actions regulators, rating agencies, or other may take with regards to these transactions. Further, if we are unable to continue to use captive reinsurers in the future, our ability to write certain products, and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected. We may need to increase prices or take other actions related to the pricing of these products, which could adversely impact our competitive position.
Legal and regulatory investigations and actions are increasingly common in our businesses and may result in financial losses and harm our reputation.
We face risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. We may become subject to class actions and regulatory actions and we are or may become subject to individual lawsuits relating to, among other things, sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, interest crediting practices, denial or delay of benefits, breaches of fiduciary or other duties to customers, and investment activities. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. Such litigation or regulatory investigations may relate to the following:

•
Annuity sales to seniors continue to be scrutinized by state insurance regulators, and have been the source of industry litigation in situations where annuity sales have allegedly been unsuitable for the seniors’ financial needs. Many of our distribution partners are also subject to FINRA oversight of annuity suitability.

•
Marketing and advertising of fixed indexed annuities has been the subject of scrutiny, including by our primary insurance regulator in Iowa. We believe we comply with the advertising regulations of the states where we offer and sell our fixed indexed annuity products; however, violation of insurance advertising regulations could subject us to penalties, fines, and reputational risk that affects our relationship with our regulators, customers, and distributors.

•
We are subject to market conduct examinations related to unclaimed property by state insurance regulators and audits of escheatment practices by state revenue authorities, and signed agreements to resolve pending matters with certain state insurance departments during 2014. It is possible that other examinations, audits and related activity and/or new state laws or regulations could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, interest penalties, and changes to Symetra's life insurance company subsidiaries’ procedures. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including Symetra’s life insurance company subsidiaries, may be subject to claims, regulatory actions, law enforcement actions and civil litigation concerning their business practices.

•
We offer limited benefit medical products that, while providing basic benefits, do not rise to the level of minimum essential coverage for the purposes of the individual and employer mandates in PPACA. Although we believe these limited benefit medical products provide valuable, low cost coverage for underserved markets, we may be subject to reputational risk by offering such plans.

•
We offer funding services to payees of our structured settlement annuities. Funding services have been viewed unfavorably in the past by consumer advocates and the media and have the potential to be misunderstood by regulators and courts.

•
We are also subject to various other regulatory inquiries, such as information requests, subpoenas, market conduct exams and books and record examinations, from state and federal regulators and other authorities, which may result in fines, recommendations for corrective action or other regulatory actions.

Current or future investigations and proceedings could have an adverse effect on our business. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business. Moreover, even if we ultimately prevail in litigation, regulatory action or investigation, we could incur significant expenses or suffer reputational harm, which could have an adverse effect on our business. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions or precedents and industry-wide regulations or practices that could adversely affect our business.
Potential changes in tax laws could adversely affect our profitability and make some of our products less attractive to customers.
Changes to the Internal Revenue Code, administrative rulings, or court decisions could make our products less desirable, increase our effective tax rate, and lower our earnings. Congress has previously considered and may revisit legislation that could make our products less attractive to customers, including legislation that would reduce or eliminate the benefits derived from the tax exempt or deferred nature of life insurance and annuity products. For example, the Tax Reform Act of 2014 proposal would, if enacted, negatively affect the taxation of life insurance companies by changing the calculation of tax reserves, increasing the DAC tax, further limiting the dividends-received deduction, and cutting back on the ability to use corporate-owned life insurance. The 2015 presidential budget proposal also detailed a range of measures that would affect the taxation of insurance companies and the products they sell.
Due in large part to the ongoing budget crisis affecting many state and local governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and their policyholders. The specific form of any such potential legislation is uncertain and could include reducing or eliminating some or all of the tax advantages currently benefiting us or our policyholders. Changes to these favorable tax statuses could adversely affect our sales and lapses of current policies.
Changes in the availability or administration of benefits related to tax credit investments could also adversely affect our profitability. Additionally, if we are unable to generate sufficient taxable income, we may be unable to realize our expected rate of return on our tax credit investments or otherwise execute on our tax planning strategies.
Failures elsewhere in the insurance industry could obligate us to pay assessments through guaranty associations.
When an insurance company becomes insolvent, state insurance guaranty associations have the right to assess other insurance companies doing business in their state for funds to pay obligations to policyholders of the insolvent company, up to the state-specific limit of coverage. The total amount of the assessment is typically based on the number of insured residents in each state, and each company’s portion is based on its proportionate share of premium volume in the relevant lines of business. The future failure of a large life, health or annuity insurer could trigger assessments which we, along with other insurers, would be obligated to pay. Further, amounts for historical insolvencies may be assessed over many years, and there can be significant uncertainty around the total obligation for a given insolvency. In addition, certain states allow us to offset future assessments with premium tax offsets which are estimated and recorded as a corresponding asset. Our liability may not be sufficient to fund the ultimate obligations of a historical insolvency, and we may be required to increase our liability, which could have an adverse effect on our results of operations. In addition, future premium tax offsets may not be realized and we may be required to decrease our asset, which could also have an adverse effect on our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease 222,000 square feet in Bellevue, Washington which serves as our corporate headquarters and the primary operations location for our divisions. We also lease 29,000 square feet in Enfield, Connecticut and 14,000 square feet in Waltham, Massachusetts, where we have strategic operations supporting our Benefits and Individual Life divisions. In addition to these locations, we lease 19 other properties throughout the U.S. which comprise a total of 80,000 square feet.
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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock began trading on the New York Stock Exchange (NYSE) under the symbol "SYA" on January 22, 2010. The following table presents the high and low closing price for our common stock and the dividends declared per share during the 2014 and 2013 fiscal years:

	High	Low	Dividend Declared
2014:
Fourth quarter	$24.11	$21.37	$1.40	(1)
Third quarter	24.82	22.42	0.10
Second quarter	23.10	19.32	0.10
First quarter	20.55	18.25	0.10
2013:
Fourth quarter	$19.19	$17.65	$0.09
Third quarter	18.64	16.30	0.09
Second quarter	15.66	12.92	0.08
First quarter	13.97	12.63	0.08
________________

(1)	The amount shown includes a special dividend of $1.30 per common share.
On February 20, 2015, there were approximately 65 registered holders of record for our common stock and 115,833,208 shares outstanding.
The following graph provides a comparison of the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Index, and the S&P 500 Life and Health Index. The comparison assumes $100 was invested in our common stock and in each of the foregoing indexes on January 22, 2010, the date of our initial public offering. It also assumes the reinvestment of dividends. The graph covers the period of January 22, 2010, through December 31, 2014.

	1/22/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
SYA	$100	$109	$74	$108	$161	$211
S&P 500	100	117	120	139	184	209
S&P Life & Health	100	123	97	112	182	186
Dividend Policy
Since becoming a public company, Symetra has paid and intends to continue to pay quarterly cash dividends on its common stock. From time to time, Symetra's board of directors may also declare a special dividend, such as the dividend paid to shareholders during the fourth quarter of 2014. The future declaration and payment of any dividends will be at the discretion of the board of directors and will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of its subsidiaries, legal requirements, regulatory constraints and other relevant factors.
For more information regarding our ability to pay dividends, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and Note 15 in the accompanying notes to the consolidated financial statements.
Purchases of equity securities by the issuer and affiliated purchasers
Purchases of common stock made by or on behalf of the Company during the quarter ended December 31, 2014 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Period:
October 1, 2014 — October 31, 2014	—	$—	—	6,946,697
November 1, 2014 — November 30, 2014	473	22.66	—	6,946,697
December 1, 2014 — December 31, 2014	135,618	23.05	—	6,946,697
Total	136,091	$23.05	—	6,946,697
_________________

(1)	Represents shares withheld to offset tax withholding obligations related to the vesting of restricted shares.
The board of directors has authorized the repurchase of up to 16,000,000 shares of our outstanding common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.
During the three months ended December 31, 2014, the Company had no repurchase activity under the program. The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, our share price, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6. Selected Financial Data
The following selected financial data, except for non-GAAP financial measures, have been derived from our audited consolidated financial statements. The consolidated income statement data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013, except for the non-GAAP financial measures, have been derived from our consolidated financial statements included in Item 8. The consolidated income statement data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, except for the non-GAAP financial measures, have been derived from the consolidated financial statements included in previous filings.
The selected financial data presented below should be read in conjunction with Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere herein.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except share and per share data)
Consolidated Income Statement Data:
Revenues:
Premiums	$629.1	$627.2	$605.0	$540.5	$473.0
Net investment income	1,320.5	1,285.0	1,275.2	1,270.9	1,199.4
Policy fees, contract charges and other	190.4	191.7	189.9	180.7	166.3
Net realized gains (losses)	42.4	35.6	31.1	7.2	40.1
Total revenues	2,182.4	2,139.5	2,101.2	1,999.3	1,878.8
Benefits and expenses:
Policyholder benefits and claims	445.9	462.9	439.0	381.4	335.1
Interest credited	953.8	932.0	932.8	925.9	899.5
Other underwriting and operating expenses	367.0	365.1	360.5	317.9	279.9
Interest expense	37.7	33.0	32.8	32.1	31.9
Amortization of deferred policy acquisition costs	78.1	72.4	66.0	68.8	54.1
Total benefits and expenses	1,882.5	1,865.4	1,831.1	1,726.1	1,600.5
Income from operations before income taxes	299.9	274.1	270.1	273.2	278.3
Provision for income taxes	45.5	53.4	64.7	77.4	84.5
Net income	$254.4	$220.7	$205.4	$195.8	$193.8
Net income per common share:
Basic	$2.19	$1.74	$1.49	$1.42	$1.43
Diluted	$2.19	$1.74	$1.49	$1.42	$1.43
Weighted-average number of common shares outstanding:
Basic	116,306,640	126,609,326	138,018,424	137,490,684	135,609,209
Diluted	116,310,204	126,613,585	138,023,981	137,510,660	135,618,499
Cash dividends declared per common share	$1.70	$0.34	$0.28	$0.23	$0.15
Non-GAAP Financial Measures:
Adjusted operating income*	$227.2	$200.9	$185.3	$190.2	$167.9
Adjusted operating income per common share*:
Basic	$1.95	$1.59	$1.34	$1.38	$1.24
Diluted	$1.95	$1.59	$1.34	$1.38	$1.24

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Reconciliation to net income:
Net income	$254.4	$220.7	$205.4	$195.8	$193.8
Less: Excluded realized gains (losses) (net of taxes)	27.2	19.8	20.1	5.6	25.9
Adjusted operating income*	$227.2	$200.9	$185.3	$190.2	$167.9

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Consolidated Balance Sheet Data:
Total investments	$30,634.3	$27,901.1	$27,556.4	$26,171.7	$23,500.2
Separate account assets	949.8	978.4	807.7	795.8	881.7
Total assets	33,001.7	30,129.5	29,460.9	28,183.3	25,600.0
Total notes payable	697.2	449.5	449.5	449.2	449.0
Accumulated other comprehensive income (net of taxes) (AOCI)	990.6	593.6	1,371.2	1,027.3	437.6
Total stockholders’ equity	3,360.6	2,941.9	3,630.1	3,114.9	2,356.6
Book value per common share (1)	$29.02	$24.99	$26.29	$22.64	$17.18
U.S. Statutory Financial Information:
Statutory capital and surplus	$2,078.3	$1,869.7	$1,912.6	$1,822.8	$1,752.3
Asset valuation reserve (AVR)	299.2	307.0	261.3	220.7	185.1
Statutory book value	$2,377.5	$2,176.7	$2,173.9	$2,043.5	$1,937.4
Non-GAAP Financial Measures:
Adjusted book value*	$2,370.0	$2,348.3	$2,258.9	$2,087.6	$1,919.0
Reconciliation to stockholders’ equity:
Total stockholders’ equity	$3,360.6	$2,941.9	$3,630.1	$3,114.9	$2,356.6
Less: AOCI	990.6	593.6	1,371.2	1,027.3	437.6
Adjusted book value*	$2,370.0	$2,348.3	$2,258.9	$2,087.6	$1,919.0
Adjusted book value per common share (2)*	$20.47	$19.95	$18.97	$17.60	$16.23

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, unless otherwise stated)
Return on stockholders’ equity, or ROE	7.8%	6.8%	6.1%	7.2%	9.0%
Net income	$254.4	$220.7	$205.4	$195.8	$193.8
Average stockholders’ equity	3,260.3	3,245.8	3,383.9	2,710.2	2,147.2
Non-GAAP Financial Measures:
Operating return on average equity, or ROAE*	9.5%	8.8%	8.5%	9.5%	9.5%
Adjusted operating income*	$227.2	$200.9	$185.3	$190.2	$167.9
Average adjusted book value*	2,402.3	2,293.9	2,185.7	2,002.4	1,772.0
____________________

*
Represents a non-GAAP measure. For a definition of these measures, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of non-GAAP Financial Measures."

(1)
Outstanding common shares and shares subject to warrants (in the periods they were outstanding) totaled 115,797,451 as of December 31, 2014, 117,730,757 as of December 31, 2013, 138,063,421 as of December 31, 2012, 137,613,123 as of December 31, 2011 and 137,191,445 as of December 31, 2010. The warrants were net-share settled on June 20, 2013, resulting in the issuance of 5,297,758 shares of common stock.

(2)
Outstanding common shares totaled 115,797,451 as of December 31, 2014, 117,730,757 as of December 31, 2013, 119,087,667 as of December 31, 2012, 118,637,379 as of December 31, 2011 and 118,215,701 as of December 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under "Forward-Looking Statements" and Item 1A – "Risk Factors." You should read the following discussion in conjunction with the consolidated financial statements in Item 8 – "Financial Statements and Supplementary Data" and the discussion under Item 6 – "Selected Financial Data" included in this Form 10-K, as well as our current reports on Form 8-K and other publicly available information.
Management considers certain non-GAAP financial measures to be useful to investors in evaluating our financial performance and condition. These have been reconciled to their most comparable GAAP financial measures, see Item 6 – "Selected Financial Data." For a definition and further discussion of these non-GAAP measures, see – "Use of non-GAAP Financial Measures."
All dollar and share amounts, except per share data, are in millions unless otherwise stated.
Overview
We are a financial services company in the life insurance industry providing employment-based benefits, annuities and life insurance through a national network of benefits consultants, financial institutions, broker-dealers and independent agents and advisers. Our operations date back to 1957 and many of our distribution relationships have been in place for decades.
Our Operations
We manage our business through three divisions composed of four business segments:
Benefits Division

•	Benefits. We are a multi-line carrier offering medical stop-loss, limited benefit medical and group life and DI products and services to employers, unions, and public agencies.
Retirement Division

•	Deferred Annuities. We offer fixed deferred annuities, including FIA, and variable deferred annuities to consumers who want to accumulate tax-deferred assets for retirement.

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
In addition, we have a fifth segment, referred to as the Other segment, which reflects our operations that are not directly related to the operating segments. This includes small, non-insurance businesses that are managed outside our divisions; investment income related to unallocated surplus, alternative investments and tax credit investments; unallocated corporate expenses; interest expense on debt; and inter-segment elimination entries.
See Note 18 to the accompanying consolidated financial statements for the financial results of our segments.
Executive Summary
Net income for 2014 increased to $254.4, from $220.7 in 2013, driven by higher pretax operating income, an increase in net realized gains, and a lower effective tax rate due to benefits from our tax credit investments. Significant developments include the following:

•	Benefits Division: Our loss ratio for the year ended December 31, 2014 was 61.5%, which was better than our 2013 loss ratio of 66.5% and below our target range.

•
Retirement Division: Higher FIA account values delivered significant earnings contributions. FIA account values grew to $3.31 billion from $1.71 billion in the prior year, driven by strong sales. Total account values in our Deferred Annuities segment grew to $15.17 billion from $13.42 billion in the prior year.

•
Individual Life Division: Expanded distribution relationships in the BGA market have resulted in stronger sales, primarily of our universal life products. Sales of individual life products increased to $38.0 for the year, compared to $18.6 for 2013. Additionally, we implemented financing to more effectively manage reserves and capital related to our universal life products with secondary guarantees.

•	Senior notes: In the third quarter of 2014, the Company issued $250.0 of 4.25% senior notes due on July 15, 2024. Interest on the notes is payable semi-annually, commencing on January 15, 2015.

•
Capital actions: We deployed a total of $237.6 in share buybacks and dividends during the year. This includes a special cash dividend of $1.30 per common share, for a total payout of $150.7, funded by the proceeds of the senior notes.

Business Strategy
We are focused on increasing net income, growing our business and improving our operating ROAE over time. To advance these objectives in 2015, our business priorities for the year are outlined below.
Division Strategies

•	Profitably grow premiums in our Benefits division, while expanding our reputation as a multi-line carrier that can provide comprehensive solutions to meet our customers' needs;

•	Maintain stable interest spreads on our deferred and income annuity portfolios;

•	Generate strong sales of annuities through banks and broker-dealers and enhance our FIA product offerings; and

•	Increase sales of UL products through deeper penetration in existing BGA relationships and the launch of additional UL riders.
Capital Management
Our goal is to effectively deploy capital while maintaining our financial strength ratings. We believe we have adequate capital to support strong organic growth through sales of fully-priced products, which remains our top priority for capital deployment. Our capital priorities remain the same:

•	Support continued strong organic business growth;

•	Support targeted acquisition opportunities, should they arise; and

•	Return capital to shareholders, in the form of dividends or share repurchases.
Refer to Item 1 — "Business" for further discussion of these strategies. Our success may be affected by the factors discussed in Item 1A — "Risk Factors" and other factors as discussed herein.

Economic and Industry Trends
Our results and ability to execute on our strategies are influenced by a range of economic and other factors. Economic factors include interest rates, consumer spending, business investment, government spending, the volatility and strength of capital markets, investor and consumer confidence, and levels of inflation. We continually monitor developments that affect our business, including:

•
Interest rates: The level of and movement in interest rates can significantly affect the profitability of our in-force business, as well as our ability to generate sales of new business. For further discussion on how interest rates affect our business, refer to Item 1A — "Risk Factors."

◦
Interest rates remain at historically low levels, which has challenged sales of our annuity and life insurance products. However, we are pleased with the growth that we experienced in 2014, including sales of our FIA product which we believe offers our customers more attractive investment options in a low interest rate environment. We believe that our product portfolio and disciplined asset liability management will help us maintain profitability, as well as position us well for moderate changes in interest rates.

◦
Our investment yields have also been challenged by the interest rate environment in recent years. We are mitigating these effects by investing in commercial mortgage loans that we originate and through modest investments in high-quality privately placed and foreign corporate securities. For further discussion of our investment portfolio and results, refer to "— Investments."

◦
Low interest rates have driven an increase in prepayments in our investment portfolio and related income that we receive (primarily make-whole payments on bonds). This income provides a boost to current period yields, but the accelerated investment cash flows are reinvested at current interest rates, producing lower yields in future periods. Prepayment activity in 2014 was consistent with 2013, which remains elevated compared to historical levels.

◦
In response to lower investment yields, we continue to manage new and renewal crediting rates on our fixed annuities and universal life policies. However, the crediting rates that we set are influenced by periodic guarantees, contractual minimums, and competitive pressures, among other factors.

•
Competitive pressures: We operate in a highly competitive marketplace for customers and distributors in each of our businesses. Our competitors include insurance and other non-insurance financial services companies, such as banks, broker-dealers and asset managers. Refer to Item 1 — "Business — Competition" for further discussion of the competitive environment. Current trends include:

◦
We believe that PPACA is affecting the competitive landscape of the market for employee benefits, and we are seeing increased competition in our medical stop-loss line of business. Employers are exploring self-funding options, which is attracting attention from other market participants, including major health insurers.

◦
We are working to increase our brand recognition among our distributors and customers. To help achieve this goal, we have invested in a nationwide campaign aligned with premier sports brands across multiple media platforms.

◦
Merger and acquisition activity in recent years has introduced new competitors for fixed annuities sold through banks and broker-dealers.  Some of the newer entrants may have more aggressive views on investment strategy and profitability goals, and we are monitoring how this affects our ability to remain competitive.

◦
We are facing increased competition from other lenders in the origination of commercial mortgage loans. This puts downward pressure on new loan origination yields. We continue to originate loans with a smaller average principal amount than most life insurance companies while maintaining our underwriting standards.

Results of Operations
This discussion should be read in conjunction with our consolidated financial statements and the related notes. The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the years ended December 31, 2014, 2013 and 2012 are discussed in their respective sections.

The following table summarizes pre-tax adjusted operating income, by segment:

	For the Years Ended December 31,			Variance (%)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Segment pre-tax adjusted operating income (loss):
Benefits	$89.9	$64.2	$70.5	40.0%	(8.9)%
Deferred Annuities	129.1	107.3	102.7	20.3	4.5
Income Annuities	15.9	32.3	45.0	(50.8)	(28.2)
Individual Life	45.7	55.3	47.0	(17.4)	17.7
Other	(22.5)	(15.5)	(26.1)	*	*
Pre-tax adjusted operating income (1)	$258.1	$243.6	$239.1	6.0%	1.9%
Add: Excluded realized gains (losses)	41.8	30.5	31.0	*	*
Income from operations before incomes taxes	$299.9	$274.1	$270.1	9.4%	1.5%
Total provision for income taxes	$45.5	$53.4	$64.7	(14.8)%	(17.5)%
Net income	$254.4	$220.7	$205.4	15.3%	7.4%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure. For a definition of this measure, see — "Use of non-GAAP Financial Measures."

The following table sets forth detail of our other underwriting and operating expenses allocated among the segments:

	For the Years Ended December 31,
	2014	2013	2012
Salaries, incentive compensation, and other employee costs	$197.2	$186.3	$173.7
Rent and occupancy costs	18.5	14.9	12.7
Professional service and software licensing	59.3	50.6	58.2
Other	26.2	30.1	27.7
Total operating expenses	301.2	281.9	272.3
Commissions and premium-based taxes and fees	237.2	205.4	153.4
DAC deferrals	(171.4)	(122.2)	(65.2)
Other underwriting and operating expenses	$367.0	$365.1	$360.5
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net income increased $33.7 as a result of higher pre-tax adjusted operating income, discussed further below, an increase in net realized gains, and a lower provision for income taxes due to a lower effective tax rate. Most net realized gains (losses) are excluded from pre-tax adjusted operating income. Refer to — "Investments" for further discussion of realized gains (losses).
Pre-tax adjusted operating income increased $14.5 from the year ended December 31, 2013. Contributions from our Benefits and Deferred Annuities segments improved significantly, while we experienced declines in our Income Annuities, Individual Life, and Other segments. Segment results, discussed further for each segment below, include net prepayment-related income of $34.9, which consisted of $55.1 of net investment income from investment prepayments (primarily bond make-whole payments in our Deferred Annuities segment), less $20.2 of related DAC and DSI amortization. This was flat with last year, as net prepayment-related income contributed $34.9 to pre-tax adjusted operating income for the year ended December 31, 2013.
Our other underwriting and operating expenses increased $1.9. This reflects higher expenses to support business growth including an increased number of employees, a $4.3 charge primarily for prior years' state sales and use tax expense, increases in rent and occupancy costs, and expenses associated with our national brand campaign. Partially offsetting these were expense savings of $18.3 related to a broker-dealer subsidiary sold in the fourth quarter of 2013.

The provision for income taxes decreased by $7.9 from 2013. The effective tax rate declined to 15.2% for the year ended December 31, 2014 from 19.5% for the same period in 2013 due primarily to increased benefits from our tax credit investments.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net income increased $15.3 primarily as a result of higher pre-tax adjusted operating income, discussed further below, and a decrease in the provision for income taxes due to a lower effective tax rate. Pre-tax adjusted operating income increased $4.5 from the year ended December 31, 2012.
Pre-tax earnings contributions from our Deferred Annuities, Individual Life, and Other segments improved, partially offset by a decline in earnings in our Benefits and Income Annuities segments. Excluding non-deferrable incentive compensation and other expenses related to higher sales, we held our underwriting and operating expenses flat with 2012 levels.
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
The provision for income taxes decreased by $11.3 from 2012. The effective tax rate declined to 19.5% for the year ended December 31, 2013 from 24.0% for the same period in 2012 due primarily to increased benefits from tax credit investments.

Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Years Ended December 31,			Variance (%)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating revenues:
Premiums	$595.3	$591.4	$568.8	0.7%	4.0%
Net investment income	21.0	20.9	21.7	0.5	(3.7)
Policy fees, contract charges, and other	15.6	14.1	11.1	10.6	27.0
Total operating revenues	631.9	626.4	601.6	0.9	4.1
Benefits and expenses:
Policyholder benefits and claims	365.9	393.4	370.3	(7.0)	6.2
Other underwriting and operating expenses	175.4	168.8	160.8	3.9	5.0
Amortization of deferred policy acquisition costs	0.7	—	—	*	—
Total benefits and expenses	542.0	562.2	531.1	(3.6)	5.9
Segment pre-tax adjusted operating income	$89.9	$64.2	$70.5	40.0%	(8.9)%
The following table sets forth selected historical operating metrics relating to our Benefits segment for the years ended:

	December 31,
	2014	2013	2012
Loss ratio (1)	61.5%	66.5%	65.1%
Expense ratio (2)	29.3	28.3	27.9
Combined ratio (3)	90.8	94.8	93.0
Medical stop-loss – loss ratio (4)	60.6	66.6	65.1
Total sales (5)	$166.7	$130.9	$159.3
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $25.7, primarily driven by an improved loss ratio for medical stop-loss. The loss ratio decreased to 61.5% for the year ended December 31, 2014, compared to 66.5% for the same period in 2013.
In addition, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $3.9 primarily from a $22.1 increase in group life and DI premiums, as this line of business grows, offset by a $17.4 decrease in medical stop-loss premiums. In 2014, our medical stop-loss policy lapses outpaced premiums from sales and renewals.
Benefits and Expenses
Policyholder benefits and claims decreased $27.5 primarily due to lower claims frequency and severity in medical stop-loss and favorable claims reserve development. During 2013, we experienced higher than expected claims frequency related to business written in January of that year, and we established reserves in 2013 for estimated incurred but not reported claims based on this experience. In 2014, actual claims were lower than expected and reserves for this block were released. This favorable claims development, primarily related to medical stop-loss, resulted in a lower loss ratio and reduced our benefits expense by $24.9 in 2014. The decrease was partially offset by higher group life and DI claims primarily due to growth in this line of business.
The $6.6 increase in other underwriting and operating expenses was mainly driven by increased employee-related expenses, commissions due to growth in our group life & DI business, and expenses associated with our national brand campaign.
Sales
Sales for the year ended December 31, 2014 totaled $166.7, compared to sales of $130.9 for the same period in 2013. Sales increased across all business lines in 2014.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $6.3, primarily the result of a higher loss ratio and increased operating expenses. The loss ratio increased to 66.5% for the year ended December 31, 2013, compared to 65.1% for the same period in 2012.
In addition, we consider the following information useful in understanding our results.
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
Sales
Sales for the year ended December 31, 2013 totaled $130.9, compared to sales of $159.3 for the same period in 2012. Medical stop-loss sales declined $36.4, reflecting our pricing discipline in a competitive market. This was partially offset by a $12.1 increase in group life and DI sales as we focused on expanding our presence in this market.

Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Years Ended December 31,			Variance (%)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating revenues:
Net investment income	$619.7	$565.3	$547.2	9.6%	3.3%
Policy fees, contract charges, and other	23.0	22.2	20.7	3.6	7.2
Certain realized gains (losses)	0.6	5.1	0.1	(88.2)	*
Total operating revenues	643.3	592.6	568.0	8.6	4.3
Benefits and expenses:
Policyholder benefits and claims	0.3	0.2	—	50.0	*
Interest credited	354.9	337.7	330.7	5.1	2.1
Other underwriting and operating expenses	91.6	86.6	80.3	5.8	7.8
Amortization of deferred policy acquisition costs	67.4	60.8	54.3	10.9	12.0
Total benefits and expenses	514.2	485.3	465.3	6.0	4.3
Segment pre-tax adjusted operating income	$129.1	$107.3	$102.7	20.3%	4.5%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
The following table sets forth selected historical operating metrics relating to our Deferred Annuities segment as of, or for the years ended:

	December 31,
	2014	2013	2012
Fixed account values, excluding FIA - General account	$11,064.9	$10,874.7	$10,688.5
Interest spread (1)	2.02%	2.02%	1.94%
Base earned yield	4.45	4.64	4.86
Base credited rate	2.71	2.87	3.03
Base interest spread (2)	1.74	1.77	1.83
Fixed account values, FIA - General account	$3,313.8	$1,712.0	$374.9
FIA interest spread (3)	1.31%	*	*
FIA base earned yield	3.36	*	*
FIA base credited rate	2.12	*	*
FIA base interest spread (4)	1.24	*	*
Variable account values - Separate account	$794.9	$836.2	$723.3
Total sales (5)	2,679.4	2,243.5	1,146.6
_________________

(1)
Interest spread excludes FIA and is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets. The credited rate is the approximate rate credited on policyholder fixed account value. Interest credited is subject to contractual terms, including minimum guarantees.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Summary of Results
Segment pre-tax adjusted operating income increased $21.8, primarily driven by a $25.8 increase in the FIA interest margin from higher account values.
In addition, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $54.4 driven by an increase in invested assets due to higher account values. Prepayments also generated net investment income of $40.4 compared to $34.7 in 2013. This increase was partially offset by lower yields on invested assets. The decline in yields was mainly due to earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans, which were below our overall portfolio yields. Also contributing to the decline in yields was the reinvestment of proceeds from prepayments in 2013 and 2014 at lower yields.
Benefits and Expenses
The $17.2 increase in interest credited was driven by higher FIA interest, primarily from growth in account values. This was partially offset by lower interest credited on traditional deferred annuities due to lower crediting rates.
Other underwriting and operating expenses increased $5.0, primarily due to higher employee-related expenses to support business growth and a $1.5 charge primarily for prior years' state sales and use tax expense, as well as expenses associated with our national brand campaign.
Amortization of deferred policy acquisition costs increased $6.6 driven by higher fixed indexed account values.

Sales
Deferred Annuities’ sales increased to $2,679.4 for 2014 compared to $2,243.5 for 2013, with significant increases in sales of FIA and traditional fixed annuity products. Sales benefited from an improved interest rate environment in the first half of the year compared to 2013. Ongoing expansion of our FIA and traditional fixed annuity products on bank and broker-dealer distribution platforms contributed to strong sales in the second half of 2014, even as interest rates declined.
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
In addition, we consider the following information useful in understanding our results.
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
Benefits and Expenses
The $7.0 increase in interest credited was driven by higher FIA interest, primarily from growth in account values, and DSI amortization related to the unlocking impact from higher prepayment-related income. These were partially offset by lower interest credited on traditional fixed annuities, reflecting management of renewal crediting rates on existing business.
Unlocking from prepayment-related income and the impact of annual unlocking drove the increase in DAC amortization.

Other underwriting and operating expenses increased $6.3, primarily due to increased non-deferrable distribution expenses associated with higher FIA sales.

Sales
Deferred Annuities’ sales nearly doubled, reaching $2,243.5 for 2013 compared to $1,146.6 for 2012. This was primarily the result of higher FIA sales, which totaled $1,298.0 in 2013 compared with $292.6 in 2012. FIA sales benefited from a more favorable interest rate environment and ongoing expansion of our retirement products on bank distribution platforms. Expanded bank distribution also helped to diversify our sales among more key partners.
Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Years Ended December 31,			Variance (%)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating revenues:
Net investment income	$382.0	$397.9	409.9	(4.0)%	(2.9)%
Policy fees, contract charges, and other	1.0	2.6	6.8	(61.5)	(61.8)
Total operating revenues	383.0	400.5	416.7	(4.4)	(3.9)
Benefits and expenses:
Interest credited	342.1	343.0	346.0	(0.3)	(0.9)
Other underwriting and operating expenses	20.3	21.3	22.6	(4.7)	(5.8)
Amortization of deferred policy acquisition costs	4.7	3.9	3.1	20.5	25.8
Total benefits and expenses	367.1	368.2	371.7	(0.3)	(0.9)
Segment pre-tax adjusted operating income	$15.9	$32.3	45.0	(50.8)%	(28.2)%
The following table sets forth selected historical operating metrics relating to our Income Annuities segment as of, or for the years ended:

	December 31,
	2014	2013	2012
Reserves (1)	$6,487.7	$6,489.9	$6,566.5
Interest spread (2)	0.50%	0.62%	0.58%
Base earned yield	5.91	6.03	6.08
Base credited yield	5.42	5.51	5.57
Base interest spread (3)	0.49%	0.52%	0.51%
Mortality gains (losses) (4)	$3.3	$8.1	$12.9
Total sales (5)	318.8	210.5	258.2
_________________

(1)
Reserves represent the present value of future income annuity benefits and assumed expenses, discounted by the assumed interest rate. This metric represents the amount of our in-force book of business.

(2)
Interest spread is the difference between the net investment yield and the implied credited rate to policyholder reserves. The net investment yield is the approximate yield on invested assets, excluding equities, attributed to the segment. The credited rate is the approximate rate credited on policyholder reserves.

(3)
Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums, income on alternative investments, and the MBS prepayment speed adjustment.

(4)	Mortality gains (losses) represent the difference between actual and expected reserves released from mortality on our life contingent annuities.

(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.

The following table sets forth selected historical information relating to our equity investments and an estimate of the long-duration reserves and related interest credited for the years ended:

	December 31,
	2014	2013	2012
Long-duration reserves (1)	$623.1	$637.4	$651.5
Implied interest credited (1)	40.0	41.1	40.9

Marketable equity securities, at fair value	$585.3	$534.5	$393.8
Net investment income on equities	15.3	13.0	11.5
Realized gains (losses) on marketable equity securities (2)	57.4	52.6	26.6
_________________

(1)
The long-duration reserves are calculated as the present value of future income annuity benefits and assumed expenses payable in 25 years and beyond, discounted for mortality and interest. The discount rate and implied credited rate utilized to calculate implied interest credited is equal to the ultimate 20-year implied rate, which is updated annually.

(2)	Realized gain (losses) are not included in operating revenues and include changes in the fair value of equities classified as trading.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Summary of Results
Segment pre-tax adjusted operating income decreased $16.4, primarily the result of a lower interest margin from lower investment yields, lower mortality gains, and mark-to-market losses on alternative investments.
In addition, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $15.9, primarily due to lower investment yields and lower assets invested in fixed maturities. The decline in yields was driven by earned rates on recent fixed maturity purchases and commercial mortgage loan originations, which were below overall portfolio yields. Proceeds from prepayments of higher yielding assets were also reinvested at lower yields. Additionally, we experienced a $4.8 mark-to-market loss on alternative investments.
Benefits and Expenses
Interest credited decreased $0.9 primarily driven by lower crediting rates on newer SPIA reserves. The impact of lower overall crediting rates was largely offset by a $4.8 decrease in mortality gains. Mortality experience is expected to fluctuate from period to period.
Sales
Sales increased $108.3 due to higher sales of SPIAs, which were $318.8 in 2014 compared to $203.0 in 2013. The increase resulted from continued success of our sales strategies to help customers maximize retirement income and from increased sales through BGAs.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income decreased $12.7, the result of a decrease in the interest margin on lower reserves and lower mortality gains. Mortality gains were $8.1 for the year ended December 31, 2013, compared to gains of $12.9 for 2012.
In addition, we consider the following information useful in understanding our results.
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
Benefits and Expenses
Interest credited decreased $3.0, driven by lower crediting rates on lower reserves, which was partially offset by lower mortality gains.
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

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Years Ended December 31,			Variance (%)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating revenues:
Premiums	$33.8	$35.8	36.2	(5.6)%	(1.1)%
Net investment income	283.0	280.4	284.4	0.9	(1.4)
Policy fees, contract charges, and other	149.0	136.3	129.6	9.3	5.2
Total operating revenues	465.8	452.5	450.2	2.9	0.5
Benefits and expenses:
Policyholder benefits and claims	79.7	69.3	68.7	15.0	0.9
Interest credited	258.4	253.0	258.2	2.1	(2.0)
Other underwriting and operating expenses	76.7	67.2	67.7	14.1	(0.7)
Amortization of deferred policy acquisition costs	5.3	7.7	8.6	(31.2)	(10.5)
Total benefits and expenses	420.1	397.2	403.2	5.8	(1.5)
Segment pre-tax adjusted operating income	$45.7	$55.3	47.0	(17.4)%	17.7%
The following table sets forth selected historical operating metrics relating to our Individual Life segment as of, or for the years ended:

	December 31,
	2014	2013	2012
Individual insurance:
Individual claims (1)	$57.6	$54.7	$61.0
Annualized mortality rate (2)	0.16%	0.16%	0.17%
UL account values	$768.2	$726.2	$716.0
UL interest spread (3)	1.43%	1.89%	1.60%
UL base interest spread (4)	1.18	1.39	1.62
Individual sales (5)	$38.0	$18.6	$9.1
Institutional Markets:
BOLI account values	$4,902.4	$4,798.1	$4,659.8
BOLI ROA (6)	0.96%	0.85%	0.95%
BOLI base ROA (7)	0.81	0.80	0.88
BOLI sales (8)	$—	$—	$20.0
COLI sales (8)	1.0	45.0	—
Decrease in BOLI PGAAP Reserve (9)	5.1	7.0	7.5
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	Annualized mortality rate is defined as annualized individual claims divided by insurance in force which represents dollar face amounts of policies without adjustment for reinsurance.

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

(6)
BOLI ROA is a measure of the gross margin on our BOLI book of business. This metric is calculated as the difference between our BOLI revenue earnings rate and our BOLI policy benefits rate. The revenue earnings rate is calculated as revenues divided by average invested assets. The policy benefits rate is calculated as total policy benefits divided by average account values. The policy benefits used in this metric do not include expenses.

(7)
BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.

(8)	Represents deposits for new policies.

(9)
The BOLI PGAAP (purchase accounting) reserve was amortized as a decrease to policyholder benefits according to the pattern of profitability of the book of business of policies in force at the purchase accounting date, August 2, 2004. This reserve was amortized to $0 over a 10 year period ending August 2014. This represents the reduction of policyholder benefits expense related to the change in this reserve.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Summary of Results
Segment pre-tax adjusted operating income decreased $9.6, primarily driven by higher operating expenses to support increasing production levels and growth initiatives.
In addition, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $2.6 primarily due to higher average invested assets partially offset by lower overall yields.
Policy fees, contract charges, and other increased $12.7, primarily due to increased COI charges and policy fees related to our BOLI and UL businesses.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $15.8, driven by a $9.2 increase related to higher UL reserves from strong sales and a $5.4 increase in interest credited on higher BOLI and UL account values. Additionally, claims on our individual insurance products increased $2.9.
Other underwriting and operating expenses increased $9.5, which reflects higher expenses to acquire new business and service growth in this line of business, $1.3 of expense primarily related to prior years' sales and use tax, and higher professional services expenses on growth initiatives and expenses associated with our national brand campaign.
Sales
Sales of individual life products increased to $38.0 for 2014, compared to $18.6 in 2013, led by higher sales of our UL product with secondary guarantees, as we deepened our existing BGA relationships and expanded our distribution network in this market.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Summary of Results
Segment pre-tax adjusted operating income increased $8.3, driven by lower individual claims, a favorable impact of annual unlocking, and higher prepayment-related income. These sources of earnings were partially offset by a lower BOLI base ROA, due to higher BOLI claims, and lower earnings contributions from our declining block of term life business.
In addition, we consider the following information useful in understanding our results.

Operating Revenues
Net investment income decreased $4.0, due primarily to lower yields on asset purchases over the past year. This was partially offset by an increase in average invested assets, mainly due to growth in BOLI account values, and an increase in prepayment-related income. Prepayment-related income totaled $6.3 in 2013, compared to $3.5 in 2012.
Policy fees, contract charges, and other increased $6.7, primarily due to higher COI and administrative fees on our BOLI and UL businesses.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) decreased $4.6, driven by lower claims on our UL business and lower crediting rates on our BOLI business. These were partially offset by higher BOLI claims and growth in account values.
Sales
Sales of individual life products increased to $18.6 for 2013, compared to $9.1 in 2012. An expanded BGA distribution network contributed to higher sales of our UL product with secondary guarantees, which were partially offset by lower sales of SPL policies.
Other
The following table sets forth the results of operations relating to our Other segment:

	For the Years Ended December 31,			Variance (%)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Operating revenues:
Net investment income	$14.8	$20.5	$12.0	(27.8)%	70.8%
Policy fees, contract charges, and other	1.8	16.5	21.7	(89.1)	(24.0)
Total operating revenues	16.6	37.0	33.7	(55.1)	9.8
Benefits and expenses:
Interest credited	(1.6)	(1.7)	(2.1)	(5.9)	19.0
Other underwriting and operating expenses	3.0	21.2	29.1	(85.8)	(27.1)
Interest expense	37.7	33.0	32.8	14.2	0.6
Total benefits and expenses	39.1	52.5	59.8	(25.5)	(12.2)
Segment pre-tax adjusted operating loss	$(22.5)	$(15.5)	$(26.1)	*	*
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $22.5 for 2014 compared with losses of $15.5 for 2013. This was driven by a $5.7 reduction in net investment income, primarily due to higher amortization of our tax credit investments. This was partially offset by $4.7 in higher returns on alternative investments, which are marked to market. Interest expense also increased following the issuance of $250.0 in senior notes in the third quarter 2014.
The decrease in other underwriting and operating expenses was primarily due to 2013 commissions and other operating expenses associated with our broker-dealer subsidiary that was sold in the fourth quarter of 2013, which was offset by a related decline in fee revenue. We also incurred expenses in 2013 related to the exploration of acquisition opportunities. We expect losses in this segment to continue due to interest expense on debt outpacing revenues.
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
Investments
Our investment portfolio is intended to support the expected cash flows of our liabilities and produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. Our investment portfolio as of December 31, 2014 consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high-yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and alternative investments, which include private equity and hedge funds) and other investments. Our equity investments primarily consist of common stock and exchange-traded funds (ETFs) and mainly support asset and liability matching strategies for long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.
The following table presents the composition of our investment portfolio:

	As of December 31, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$24,450.4	79.8%	$22,684.0	81.3%
Private	929.0	3.0	653.7	2.3
Marketable equity securities, available-for-sale	120.5	0.4	134.3	0.5
Marketable equity securities, trading	532.0	1.8	474.4	1.7
Mortgage loans, net	4,130.1	13.5	3,541.0	12.7
Policy loans	61.9	0.2	63.3	0.2
Investments in limited partnerships (1):
Alternative investments	71.5	0.2	31.2	0.1
Tax credit investments	238.4	0.8	265.1	1.0
Other invested assets (2)	100.5	0.3	54.1	0.2
Total	$30,634.3	100.0%	$27,901.1	100.0%
____________________

(1)	Alternative investments are carried at fair value, and our tax credit investments are carried at amortized cost.

(2)	Primarily includes derivative instruments.
Invested assets increased $2,733.2 during the year ended December 31, 2014 primarily due to portfolio growth generated by sales in the Retirement division and a net increase in unrealized gains on our fixed maturities. As of December 31, 2014 and 2013, we had net unrealized gains of $1.73 billion and $1.08 billion, respectively, on our fixed maturity portfolio. The increase in unrealized gains was driven by a decrease in interest rates. For example, the benchmark 10-year U.S. Treasury rates decreased from 3.04% as of December 31, 2013 to 2.17% as of December 31, 2014.

Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Years Ended December 31,
	2014		2013		2012
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.92%	$1,136.7	5.18%	$1,117.2	5.32%	$1,124.7
Marketable equity securities, available-for-sale	4.16	5.2	5.36	3.8	6.54	3.4
Marketable equity securities, trading	3.25	12.6	2.86	12.9	2.96	13.1
Mortgage loans, net	5.70	215.7	5.78	190.2	6.12	172.0
Policy loans	5.56	3.5	5.70	3.7	5.68	3.9
Investments in limited partnerships:
Alternative investments	*	3.8	*	4.0	*	2.3
Tax credit investments (2)	*	(27.7)	*	(20.5)	*	(21.5)
Other income producing assets (3)	1.60	4.4	1.62	4.3	1.77	5.3
Gross investment income before investment expenses	4.81	1,354.2	5.06	1,315.6	5.19	1,303.2
Investment expenses	(0.12)	(33.7)	(0.12)	(30.6)	(0.11)	(28.0)
Net investment income	4.69%	$1,320.5	4.94%	$1,285.0	5.08%	$1,275.2
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $27.9, $23.5 and $17.0 for the years ended December 31, 2014, 2013 and 2012, respectively. For further discussion, see "- Investments in Limited Partnerships - Tax Credit Investments."

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
For the year ended December 31, 2014, net investment income increased compared to the same period in 2013, driven by higher average invested assets and an increase in prepayment income, partially offset by lower portfolio yields.
Yields were negatively impacted by the low interest rate environment. Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio decreased to 4.50% for the year ended December 31, 2014 from 4.75% for the same period in 2013. This reduction is a result of earned rates on new purchases, which are significantly below overall portfolio yields, as well as maturities of assets purchased in a higher interest rate environment. We have experienced significant growth in the volume of new investment purchases on cash inflows from strong sales and the proceeds from prepayment activity, pay-downs, and maturities of invested assets. The interest rates on new investment purchases associated with these cash flows are putting downward pressure on our overall portfolio yield.
We also continued to see elevated levels of prepayment-related income as a result of the low interest rate environment. Prepayment-related activities generated income of $55.1, or 19bps of yield, in the year ended December 31, 2014, compared to $50.0, or 19bps of yield, in the same period in 2013. These prepayment-related activities were on securities with an amortized cost of $596.7 and $627.3 for the year ended December 31, 2014 and 2013, respectively. Prepayment-related income includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans.
In an attempt to mitigate the impact of low interest rates, we continued to focus on our underwriting of commercial mortgage loans and increased our investments in high-quality privately placed and foreign corporate securities. For further discussion of our foreign securities, see "- Exposure to Foreign Fixed Maturity Securities." We believe our yields on commercial mortgage loans are more attractive than those available on fixed maturity securities. For the year ended December 31, 2014 and 2013, we originated commercial mortgage loans at a spread over U.S. Treasuries of approximately 235bps and 290bps, respectively. Spreads tightened throughout 2014, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates remained low throughout 2014, which has led to a decline in our overall mortgage loan portfolio yield.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For the year ended December 31, 2013, net investment income increased slightly compared to the same period in 2012, driven by an increase in prepayment income and an increase in average invested assets, partially offset by lower portfolio yields. Prepayment-related activities generated income of $50.0, or 19 bps of yield, in the year ended December 31, 2013, compared to $24.7, or 10 bps of yield, in the same period in 2012. These prepayment-related activities were on securities with an amortized cost of $627.3 and $256.0 for the year ended December 31, 2013 and 2012, respectively. We believe investment income in 2013 was impacted by reinvesting prepayment proceeds in 2012 at lower rates.
Excluding the impacts from prepayment-related income, yields on our entire investment portfolio decreased to 4.75% for the year ended December 31, 2013 from 4.98% for the same period in 2012. In an attempt to mitigate this impact, we continued to focus on our underwriting of commercial mortgage loans, which generally provide higher yields than fixed maturities and increasing our investments in high-quality foreign corporate securities.
For the year ended December 31, 2013, we originated loans at a spread over U.S. Treasuries of approximately 290 bps, compared with an approximate 345 bps spread over U.S. Treasuries for the year ended December 31, 2012. Spreads to U.S. Treasuries tightened throughout 2013, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates were low throughout 2012 and 2013, which has led to a decline in our overall mortgage loan portfolio yield.
Net Realized Gains (Losses)
The following table sets forth the detail of our net realized gains (losses) before taxes:

	For the Years Ended December 31,
	2014	2013	2012
Gross realized gains on sales of fixed maturities	$27.6	$11.7	$54.3
Gross realized losses on sales of fixed maturities	(6.8)	(20.0)	(27.0)
Impairments:
Total credit-related	(2.9)	(5.6)	(12.1)
Intent to sell	(11.2)	(12.7)	(16.9)
Total impairments	(14.1)	(18.3)	(29.0)
Net gains (losses) on trading securities	55.7	66.0	36.7
Net realized gains (losses) related to FIA:
Certain realized gains (losses) (1)	0.6	5.1	0.1
Fair value changes – embedded derivative and related options (2)	(5.9)	(6.7)	(0.9)
Other net gains (losses) (3):
Other gross gains	41.0	21.5	16.9
Other gross losses	(55.7)	(23.7)	(20.0)
Net realized gains (losses)	$42.4	$35.6	$31.1
____________________

(1)
Represents the change in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s (the "old block"), which has an account value of $36.3 as of December 31, 2014. This change in fair value is included in pre-tax adjusted operating income for our Deferred Annuities segment.

(2)
Represents the changes in fair value of embedded derivative liabilities associated with our FIA products sold in 2011 and beyond, netted with changes in fair value of index options purchased to economically hedge this business.

(3)
This primarily consists of gains (losses) on calls and redemptions, impairments of tax credit investments, changes in fair value of convertible bonds, the impact of net realized gains (losses) on DAC and DSI, and changes in fair value of derivatives not related to FIA.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
For the year ended December 31, 2014, our portfolio produced net realized gains of $42.4, as compared to gains of $35.6 for the same period in 2013. The increase was primarily due to net realized gains related to sales of fixed maturities for the year ended December 31, 2014 compared to net realized losses for the same period in 2013, as well as decreased impairments. These were partially offset by net losses on bonds called during the year ended December 31, 2014 and lower net gains on our equity trading portfolio. We purchased U.S. Treasury securities for cash management purposes, which improved in value in 2014 due to changes in interest rates. As a result, we recorded net gains on sales of these securities, which are included in our net realized gains on sales of fixed maturities during the year ended December 31, 2014.

For the year ended December 31, 2014, our equity portfolio produced net realized gains of $55.7, compared to gains of $66.0 for the same period in 2013. For further discussion, see "– Return on Equity Investments."
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For the year ended December 31, 2013, our portfolio produced net realized gains of $35.6, as compared to $31.1 for the same period in 2012. The increase in net realized gains was driven by improved results on our equity investments and lower impairments. This was partially offset by net losses on sales of fixed maturities during the year ended December 31, 2013 compared to net gains on sales of fixed maturities during the year ended December 31, 2012. During 2013, we purchased U.S. Treasury securities for cash management purposes, which declined in value due to changes in interest rates. As a result, we recorded net losses on sales of these securities, which are included in our net realized losses on sales of fixed maturities during the year ended December 31, 2013. During 2012 we realized net gains related to the strategic sale of lower-yielding RMBS.
For the year ended December 31, 2013, our equity portfolio produced net realized gains of $66.0, compared to gains of $36.7 for the same period in 2012. For further discussion, see "– Return on Equity Investments."
Impairments
We regularly monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider many factors, which are described in more detail in Note 4 to the accompanying consolidated financial statements.
Impairments for the year ended December 31, 2014 decreased $4.2 from the same period in 2013. For those issuers for which we recorded a credit-related impairment during 2014, we had remaining holdings with an amortized cost of $6.7 and a fair value of $4.5 as of December 31, 2014. Based on our analysis, including cash flow analysis where appropriate, we believe the amortized cost of these securities is recoverable.
Impairments for the year ended December 31, 2013 decreased $10.7 from the same period in 2012. Credit impairments for the year ended December 31, 2012 were higher than in 2013 due to three large impairments.
After the recognition of OTTI, 22.8% and 36.8% of the gross unrealized losses on our investment portfolio as of December 31, 2014 and 2013, respectively, were related to securities due after ten years and our mortgage-backed securities. The fair value of these longer-duration securities fluctuate more significantly with changes in interest rates and credit spreads, and we believe they will recover over time. Refer to Note 4 to the accompanying consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of December 31, 2014.

Fixed Maturity Securities
Fixed maturities represented approximately 83% and 84% of invested assets as of December 31, 2014 and 2013, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small amount of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable securities available in public markets. As of December 31, 2014 and 2013, privately placed fixed maturities represented 3.7% and 2.8%, respectively, of our total fixed maturity portfolio at fair value.
Fixed Maturity Securities Credit Quality
The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s (S&P). NAIC designations of "3" through "6" are referred to as below investment grade, which generally include securities rated BB+ or lower by S&P. In recent years, the SVO adopted a modeling approach to determine the NAIC designation for non-agency RMBS and CMBS securities. As a result, the NAIC designation for such securities may not correspond to the S&P designations.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based on fair value, that each designation comprises:

	As of December 31, 2014			As of December 31, 2013
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$13,407.9	$14,491.2	57.1%	$12,723.7	$13,403.1	57.4%
2 BBB	9,126.7	9,761.6	38.5	8,307.9	8,667.1	37.1
Total investment grade	22,534.6	24,252.8	95.6	21,031.6	22,070.2	94.5
3 BB	541.2	561.5	2.2	639.1	666.6	2.9
4 B	490.2	492.3	1.9	496.3	515.8	2.2
5 CCC & lower	74.6	66.9	0.3	76.8	78.3	0.4
6 In or near default	5.9	5.9	—	17.5	6.8	—
Total below investment grade	1,111.9	1,126.6	4.4	1,229.7	1,267.5	5.5
Total	$23,646.5	$25,379.4	100.0%	$22,261.3	$23,337.7	100.0%
Below investment grade securities comprised 4.4% and 5.5% of our fixed maturities portfolio as of December 31, 2014 and 2013, respectively. As of December 31, 2014, our NAIC 5 and 6 designated securities had gross unrealized losses of $9.4. Our analysis of these securities, including management’s estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,279.5	$137.4	$(7.6)	$2,409.3	9.5%
Consumer staples	2,636.4	232.2	(7.1)	2,861.5	11.3
Energy	1,286.3	90.0	(27.5)	1,348.8	5.3
Financial	1,888.7	168.9	(15.4)	2,042.2	8.1
Health care	2,084.9	134.2	(9.0)	2,210.1	8.7
Industrial	3,160.1	313.5	(5.3)	3,468.3	13.7
Information technology	509.9	32.3	(2.2)	540.0	2.1
Materials	1,270.3	90.0	(6.9)	1,353.4	5.3
Telecommunication services	747.0	73.9	(1.6)	819.3	3.2
Utilities	1,905.6	239.1	(5.1)	2,139.6	8.4
Total corporate securities	17,768.7	1,511.5	(87.7)	19,192.5	75.6
U.S. government and agencies	404.8	6.1	(1.0)	409.9	1.6
State and political subdivisions	789.7	40.1	(0.6)	829.2	3.3
Residential mortgage-backed securities:
Agency	2,430.7	143.0	(6.1)	2,567.6	10.1
Non-agency:
Prime	282.4	9.6	(0.4)	291.6	1.2
Alt-A	58.9	3.3	—	62.2	0.2
Total residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4	11.5
Commercial mortgage-backed securities:
Agency	156.8	8.9	(0.3)	165.4	0.7
Non-agency	1,105.8	64.1	(1.4)	1,168.5	4.6
Commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9	5.3
Other debt obligations	648.7	44.5	(0.7)	692.5	2.7
Total	$23,646.5	$1,831.1	$(98.2)	$25,379.4	100.0%

	As of December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,110.0	$98.7	$(24.0)	$2,184.7	9.4%
Consumer staples	2,532.0	175.5	(26.0)	2,681.5	11.5
Energy	1,150.1	88.6	(6.4)	1,232.3	5.3
Financial	1,738.3	110.0	(29.1)	1,819.2	7.8
Health care	1,634.0	102.0	(28.2)	1,707.8	7.3
Industrial	3,040.5	224.7	(28.0)	3,237.2	13.9
Information technology	343.4	28.0	(3.9)	367.5	1.6
Materials	1,332.8	84.4	(19.2)	1,398.0	6.0
Telecommunication services	772.0	41.5	(7.0)	806.5	3.5
Utilities	1,817.8	130.4	(30.5)	1,917.7	8.2
Total corporate securities	16,470.9	1,083.8	(202.3)	17,352.4	74.5
U.S. government and agencies	348.5	2.1	(6.2)	344.4	1.5
State and political subdivisions	748.2	17.6	(14.3)	751.5	3.2
Residential mortgage-backed securities:
Agency	2,388.8	104.9	(36.3)	2,457.4	10.5
Non-agency:
Prime	222.2	6.9	(1.0)	228.1	1.0
Alt-A	67.3	3.3	(0.1)	70.5	0.3
Total residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0	11.8
Commercial mortgage-backed securities:
Agency	247.7	10.5	(0.4)	257.8	1.1
Non-agency	1,188.3	84.2	(11.9)	1,260.6	5.4
Commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4	6.5
Other debt obligations	579.4	39.3	(3.7)	615.0	2.5
Total	$22,261.3	$1,352.6	$(276.2)	$23,337.7	100.0%
Our fixed maturity holdings are diversified by industry and issuer. As of December 31, 2014 and 2013, the fair value of our ten largest issuers of corporate securities was $1,435.5 and $1,373.5, or 7.5% and 7.9%, respectively, of total corporate securities. The fair value of our largest exposure to a single issuer of corporate securities was $152.5, or 0.8% of total corporate securities, as of December 31, 2014. Of this, $123.3 were rated investment grade and $29.2 were rated below investment grade, NAIC ratings of 4 or higher. As of December 31, 2013, the fair value of our largest exposure to a single issuer of corporate securities was $152.1, or 0.9% of total corporate securities, all of which had an NAIC rating of 2.
In response to declining crude oil prices in recent months, spreads in the energy sector have widened and prices for these fixed maturities have fallen. This has primarily impacted our high-yield securities in this sector, which as of December 31, 2014, had a fair value of $119.5 with gross unrealized losses of $20.3. We considered the impact that the current environment has on securities in this sector while performing our regular impairment process. For the year ended December 31, 2014, we recognized $8.9 of impairment losses on our fixed maturities in the energy sector, on securities with remaining amortized cost of $138.8. The majority of our impairment losses related to our intent to sell these high-yield securities.
As of December 31, 2014, our investments in U.S. government and agency securities increased by $65.5, to $409.9 from $344.4 as of December 31, 2013. These securities are generally purchased as part of our cash management and asset-liability matching strategies to obtain higher yields and match liability durations on incoming cash flows until investments with adequate spreads are found. Our holdings of these securities will fluctuate from quarter to quarter based on sales volume and timing of cash deployment. In addition, these holdings may fluctuate to support collateral needs for our derivatives program.

As of December 31, 2014 and 2013, the fair value of our state and political subdivision securities included $36.1 and $34.2 of municipal general obligation bonds and $793.1 and $717.3 of municipal revenue bonds, respectively. We have municipal holdings of $5.6 and $5.4 in Illinois as of December 31, 2014 and 2013, respectively, and no exposure to holdings in Michigan or Puerto Rico.
Exposure to Foreign Fixed Maturities
As of December 31, 2014 and 2013, we held $725.1 and $530.6, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates. As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities. We utilize foreign currency swaps and forwards to hedge our exposure to foreign currency.
The following tables summarize our exposure to foreign fixed maturity holdings separated between sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer’s country of incorporation. The majority of these holdings are denominated in U.S. dollars.

	As of December 31, 2014
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$99.0	$752.9	$851.9	21.3%	$814.5
Netherlands	—	4.8	599.8	604.6	15.1	571.2
Luxembourg	—	17.2	293.5	310.7	7.8	297.7
France	—	20.4	273.1	293.5	7.3	280.1
Switzerland	—	111.4	—	111.4	2.8	103.1
Other European countries	0.4	—	178.1	178.5	4.4	169.7
Total European holdings	$0.4	$252.8	$2,097.4	$2,350.6	58.7%	$2,236.3
Canada	15.1	—	869.7	884.8	22.1	826.0
Mexico	—	1.7	272.2	273.9	6.8	269.3
Australia	—	17.3	228.2	245.5	6.1	233.0
Other foreign countries	79.4	38.9	134.8	253.1	6.3	252.4
Total foreign holdings	$94.9	$310.7	$3,602.3	$4,007.9	100.0%	$3,817.0

	As of December 31, 2013
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$97.4	$706.7	$804.1	23.0%	$783.2
Netherlands	—	—	608.7	608.7	17.4	593.0
France	—	18.5	213.6	232.1	6.6	231.8
Luxembourg	—	—	229.7	229.7	6.6	226.9
Switzerland	—	94.8	—	94.8	2.7	99.4
Other European countries	0.6	—	134.4	135.0	3.8	136.6
Total European holdings	$0.6	$210.7	$1,893.1	$2,104.4	60.1%	$2,070.9
Canada	14.8	0.9	710.6	726.3	20.8	682.1
Australia	—	18.1	235.4	253.5	7.3	246.2
Mexico	—	—	106.8	106.8	3.1	106.5
Other foreign countries	84.3	36.8	186.2	307.3	8.7	309.7
Total foreign holdings	$99.7	$266.5	$3,132.1	$3,498.3	100.0%	$3,415.4
As of December 31, 2014 and 2013, the fair value of our exposure to foreign fixed maturities was 15.8% and 15.0%, respectively, of our total fixed maturities portfolio. Our gross unrealized losses on these securities decreased to $21.8 as of December 31, 2014, compared to $55.6 as of 2013, primarily due to falling interest rates. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $77.6 and $37.6 as of December 31, 2014 and 2013, respectively. We have no exposure to any issuers in Greece, Russia or Ukraine.
As of December 31, 2014 and 2013, the fair value of our holdings from our ten largest issuers of foreign securities was $1,087.3 and $1,100.0, or 4.3% and 4.7%, respectively, of the fixed maturities portfolio. All of the holdings of our ten largest foreign issuers had an S&P rating at or above BBB+ and a Moody's rating at or above Baa2. As of December 31, 2014, the securities we held from our largest single foreign issuer, a Canadian company, had a fair value of $124.9, or 0.5% of the portfolio and had an S&P rating of A- and a Moody's rating of A3. As of December 31, 2013, the securities we held from our single largest foreign issuer, a Netherlands company, had a fair value of $150.6, or 0.6% of the portfolio.
Mortgage-Backed Securities
Our fixed maturity portfolio included $4.26 billion of residential and commercial mortgage-backed securities at fair value as of December 31, 2014, of which 64.2% were agency securities. Additionally, 26.1% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak in real estate prices. As of December 31, 2014, our non-agency mortgage-backed securities with vintage years 2006 through 2008, which are primarily non-agency commercial mortgage-backed securities, had an amortized cost of $552.1 and a fair value of $615.8.
Our mortgage-backed securities may have prepayment options. Accounting standards require us to make estimates regarding prepayments when recognizing interest income on these securities. Prepayments that vary from our estimates in amount or timing cause fluctuations in our yields due to an acceleration or deceleration of unamortized premiums or discounts associated with the securities in our portfolio. These adjustments, which relate primarily to residential mortgage-backed securities (RMBS), are recorded in net investment income in our results of operations and can create volatility between periods.
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles, and subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of December 31, 2014 or 2013.
As of December 31, 2014, our Alt-A portfolio was collateralized with 95.7% fixed rate mortgages and 4.3% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.
The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody’s, S&P, or Fitch. There were three securities with a total amortized cost and fair value of $16.5 and $16.6, respectively, that were rated below investment grade by either Moody’s, S&P or Fitch, while at least one other agency rated them investment grade.

	As of December 31, 2014
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2013
Vintage:
2009-2014	$156.3	$—	$156.3	$41.5
2006-2008	—	58.4	58.4	70.7
2005 and prior	53.6	73.0	126.6	177.3
Total amortized cost	$209.9	$131.4	$341.3	$289.5
Net unrealized gains (losses)	5.8	6.7	12.5	9.1
Total fair value	$215.7	$138.1	$353.8	$298.6
As of December 31, 2014 and 2013, 67.9% and 59.8%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of December 31, 2014
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2014	$1,355.3	$68.8	$1,424.1	$38.3	$(15.3)	4.1%
2006-2008	1.9	0.2	2.1	0.1	—	5.7
2005 and prior	369.6	46.9	416.5	10.7	(2.5)	6.2
Total Agency CMO	$1,726.8	$115.9	$1,842.7	$49.1	$(17.8)	4.6%
Passthrough:
2009-2014	$648.2	$14.6	$662.8	$1.4	$(22.9)	4.8%
2006-2008	25.4	2.8	28.2	0.1	(0.5)	6.3
2005 and prior	30.3	3.6	33.9	0.6	(0.2)	5.8
Total Agency Passthrough	703.9	21.0	724.9	2.1	(23.6)	4.9
Total Agency RMBS	$2,430.7	$136.9	$2,567.6	$51.2	$(41.4)	4.7%
Non-Agency:
2009-2014	$156.3	$3.3	$159.6	$2.1	$(0.9)	4.2%
2006-2008	58.4	4.2	62.6	8.8	(0.2)	5.4
2005 and prior	126.6	5.0	131.6	4.9	(0.1)	5.6
Total Non-Agency RMBS	341.3	12.5	353.8	15.8	(1.2)	4.9
Total RMBS	$2,772.0	$149.4	$2,921.4	$67.0	$(42.6)	4.7%

Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage.

	As of December 31, 2014
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2013
Vintage:
2009-2014	$492.5	$—	$492.5	$445.7
2006-2008	481.8	11.9	493.7	545.1
2005 and prior	119.6	—	119.6	197.5
Total amortized cost	$1,093.9	$11.9	$1,105.8	$1,188.3
Net unrealized gains (losses)	63.2	(0.5)	62.7	72.3
Total fair value	$1,157.1	$11.4	$1,168.5	$1,260.6
As of December 31, 2014, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.8% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of December 31, 2014, our CMBS had total gross unamortized discount and premium of $10.1 and $11.5, respectively.
The weighted-average credit enhancement of our CMBS was 32.8% as of December 31, 2014. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

Return on Equity Investments
Our equity investments consist primarily of publicly traded common stock and, in late 2014, we liquidated a portion of our common stock holdings and invested the proceeds in index ETFs, primarily related to the S&P 500 and Russell 1000 indexes. We believe that these equity investments are suitable for funding certain long duration liabilities in our Income Annuities segment. We also invest in equities on a limited basis in our surplus portfolio, reported in our Other segment.
The majority of these securities are included in trading marketable equity securities on our consolidated balance sheets and are recorded at fair value, with changes in fair value recorded in net realized gains (losses). A small amount of these securities are classified as available for sale. Available-for-sale securities are carried at fair value on our consolidated balance sheets, with changes in fair value recorded in other comprehensive income.

The following table compares our total gross return on our equity securities to the S&P 500. The gross return includes both the impact of changes in fair value and dividend income.

	For the Years Ended December 31,
	2014	2013	2012
Equity securities	10.0%	27.2%	7.9%
S&P 500 Total Return Index	13.7	32.4	16.0
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
The following table presents information about the composition of our mortgage loan portfolio:

	As of December 31, 2014	As of December 31, 2013
Average loan balance	$2.5	$2.5
Largest loan balance	15.3	15.8
Weighted average LTV ratio	53.4%	54.7%
Weighted average DSCR	1.82	1.81
As of December 31, 2014 and 2013, 72.4% and 71.6%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $896.6 of mortgage loans during the year ended December 31, 2014, and expect to continue similar originations during 2015.
We believe we have maintained our disciplined underwriting approach as we increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Weighted average LTV ratio of loans originated	52.5%	53.3%
Maximum LTV ratio of loans originated	73.4	74.0
Weighted average DSCR of loans originated	1.88	1.79
Minimum DSCR of loans originated	1.01	0.97
Weighted average spread over U.S. Treasuries of loans originated	2.35%	2.90%

The following sections provide more information on the composition of our mortgage loan portfolio. On our consolidated balance sheets, mortgage loans are reported net of an allowance for losses, deferred loan origination costs, and unearned mortgage loan fees; however, the following tables exclude these items.
Credit Quality
We use the LTV ratio and DSCR as our primary metrics to assess mortgage loan quality. These factors are also considered in evaluation of our allowance for mortgage loan losses. For further discussion of the allowance for mortgage loan losses, see Note 5 to our consolidated financial statements. As of December 31, 2014, one loan, with an outstanding principal balance of $1.5, was considered nonperforming.
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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,597.9	38.7%	$1,228.2	34.6%
51% - 60%	1,284.6	31.1	1,120.5	31.6
61% - 70%	948.1	22.9	890.5	25.1
71% - 75%	163.7	4.0	91.9	2.6
76% - 80%	55.8	1.3	82.0	2.3
81% - 100%	76.5	1.8	107.5	3.0
> 100%	7.9	0.2	26.3	0.8
Total	$4,134.5	100.0%	$3,546.9	100.0%
The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of December 31, 2014			As of December 31, 2013
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2014	$935.5	22.6%	52.5%
2013	701.8	17.0	56.6	$728.7	20.6%	53.3%
2012	749.5	18.1	54.7	795.5	22.4	57.5
2011	792.4	19.2	55.6	881.2	24.9	57.9
2010	434.0	10.5	49.3	499.0	14.1	50.8
2009 and prior	521.3	12.6	49.2	642.5	18.0	51.5
Total	$4,134.5	100.0%	53.4%	$3,546.9	100.0%	54.7%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,418.5	58.5%	$2,072.4	58.4%
1.40 - 1.59	832.5	20.1	675.6	19.0
1.20 - 1.39	501.1	12.1	471.5	13.3
1.00 - 1.19	278.2	6.7	212.1	6.0
0.85 - 0.99	31.6	0.8	56.5	1.6
< 0.85	72.6	1.8	58.8	1.7
Total	$4,134.5	100.0%	$3,546.9	100.0%
As of December 31, 2014, loans with an aggregate carrying value of $104.2 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.6 with a weighted average LTV of 71.8%.
Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,202.6	29.1%	$1,042.1	29.4%
Texas	447.2	10.8	411.8	11.6
Washington	345.8	8.4	319.4	9.0
Ohio	168.8	4.1	123.0	3.5
Florida	165.9	4.0	132.3	3.7
Illinois	158.2	3.8	153.9	4.3
Nevada	146.5	3.5	98.7	2.8
Oregon	134.5	3.3	116.2	3.3
Other	1,365.0	33.0	1,149.5	32.4
Total	$4,134.5	100.0%	$3,546.9	100.0%
The following table sets forth our investments in mortgage loans by property type:

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$2,074.5	50.2%	$1,758.6	49.6%
Office buildings	929.9	22.5	836.5	23.6
Industrial	695.0	16.8	610.3	17.2
Multi-family	230.0	5.6	172.4	4.9
Other	205.1	4.9	169.1	4.7
Total	$4,134.5	100.0%	$3,546.9	100.0%
The shopping centers and retail portfolio is diversified among several sub-categories including anchored shopping centers, restaurants, and car care centers.

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of December 31, 2014
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$21.8	0.5%
Due after one year through five years	436.1	10.5
Due after five years through ten years	1,664.9	40.3
Due after ten years	2,011.7	48.7
Total	$4,134.5	100.0%
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
Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the vast majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate such prepayments. For the years ended December 31, 2014 and 2013, we received principal related to prepayments totaling $134.9 and $89.4, respectively, which generated prepayment-related investment income of $9.6 and $4.1, respectively.
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. Although these investments decrease our net investment income on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. As of December 31, 2014 and 2013, our tax credit investments had a carrying value of $238.4 and $265.1, respectively.
The following table sets forth the impact of these investments on net income:

	For the Years Ended December 31,
	2014	2013	2012
Amortization related to tax credit investments, net of taxes	$(18.0)	$(13.3)	$(13.9)
Realized losses related to tax credit investments, net of taxes	(10.9)	(4.4)	(2.6)
Tax credits	56.8	41.2	33.5
Impact to net income	$27.9	$23.5	$17.0
The following table provides the future estimated impact to net income based on tax credit investments held and agreements in process as of December 31, 2014:

Impact to Net
Income
2015	$29.1
2016	18.2
2017	12.7
2018 and beyond	9.9
Estimated impact to net income	$69.9

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

Liquidity and Capital Resources
Symetra conducts its operations through its operating subsidiaries, and our liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal source of cash to pay dividends to stockholders, fund its stock repurchase program and meet its obligations, including payments of principal and interest on notes payable. Payments of dividends from our insurance subsidiaries are subject to restrictions under state insurance regulations.
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced in the discussion below.
Liquid Assets
Symetra’s insurance company subsidiaries have investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, commercial mortgage loans and marketable equity securities. Shorter-term liabilities are matched with shorter-term fixed maturities. In addition, our insurance company subsidiaries hold sufficient levels of highly liquid, high quality assets to fund anticipated operating expenses, surrenders and withdrawals.
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of December 31, 2014 and 2013, our insurance company subsidiaries had liquid assets of $24.94 billion and $23.17 billion, respectively, and Symetra had liquid assets of $316.8 and $162.6, respectively. The portion of our total liquid assets consisting of cash and cash equivalents and short-term investments was $159.4 and $76.6 as of December 31, 2014 and 2013, respectively.
Liquidity Requirements
The liquidity requirements of Symetra’s insurance company subsidiaries principally relate to the liabilities associated with their insurance and investment products, operating costs, the payment of dividends to the holding company, and payment of income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy and contract surrenders and withdrawals and policy loans. Historically, Symetra’s insurance company subsidiaries have used cash flows from operations, cash flows from invested assets and sales of investment securities to fund their liquidity requirements.
In managing the liquidity of our insurance operations, we consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of such withdrawals. While certain policy lapses and surrenders occur in the normal course of business, the current low interest rate environment generally has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek a higher return on their funds. If interest rates rise significantly, we will likely experience an increase in lapses.
Our asset liability management process takes into account the expected cash flows on investments and expected policyholder payments as well as the specific nature and risk profile of the liabilities. Considering the size and liquidity profile of our investment portfolio, we believe that we have appropriately mitigated the risk of policyholder behavior varying from our projections. We also consider attributes of the various categories of liquid assets, for example, type of asset and credit quality, in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy our liquidity requirements, including under foreseeable stress scenarios.

The table below sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of December 31, 2014		As of December 31, 2013
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,527.2	24.3%	$6,514.3	26.1%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	5,920.3	22.0	5,591.6	22.4
Surrender charges of 3 to 5%	1,207.8	4.5	1,962.2	7.8
MVA and surrender charges of 5% or higher (2)	2,991.2	11.1	1,514.7	6.1
5 year payout provision or MVA (3)	292.3	1.1	300.4	1.2
BOLI (4)	5,001.5	18.6	4,892.8	19.6
Universal life	324.3	1.2	293.1	1.2
Total somewhat liquid	15,737.4	58.5%	14,554.8	58.3
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	3,038.0	11.3%	2,801.2	11.2
Surrender charges less than 3%	836.1	3.1%	321.4	1.3
Universal life	463.5	1.7	450.4	1.8
Total liquid	4,337.6	16.1%	3,573.0	14.3
Other
Other (net of reinsurance) (6)	305.1	1.1	327.1	1.3
Total (7)	$26,907.3	100.0%	$24,969.2	100.0%
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

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $253.0 and $231.5 as of December 31, 2014 and 2013, respectively.

We are seeing a relative increase in our somewhat liquid liabilities, primarily as a result of strong sales of our FIA product during 2014. We ended the year with positive net cash flows of $1,336.6 on deferred annuities, as deposits increased from strong sales in 2014. Our liquid liabilities also increased, as account values related to strong sales in 2009 move closer to the end of their surrender charge period, where surrender charges are lower, and we expect this trend to continue over the next few years.

Capitalization
Our capital structure consists of notes payable and stockholders’ equity. The following table summarizes our capital structure:

	As of December 31,
	2014	2013
Notes payable	$697.2	$449.5
Stockholders’ equity	3,360.6	2,941.9
Total capital	$4,057.8	$3,391.4
Our capitalization increased $666.4 from the prior year primarily due to an increase in our AOCI, reported in stockholders' equity, driven by higher net unrealized gains on available-for-sale securities, as well as our net income for the year. Unrealized gains on available-for-sale securities increased by $374.8, net of taxes and the related adjustment for DAC and DSI. The increase in notes payable of $247.7 was due to the issuance of our senior notes in August 2014, which was offset by $237.6 of stockholder distributions, discussed further below, including a special dividend totaling $150.7 funded by the proceeds from the notes.
We believe our capital level provides us flexibility to execute our capital management strategies, which are focused on organic growth. We may pursue acquisition opportunities and prudent capital actions, including our stock repurchase program or dividends to stockholders.
Stockholder Distributions
We declared and paid a quarterly dividend of $0.10 per common share during each of the first three quarters of 2014 and $1.40 per common share during the fourth quarter of 2014 for a total payout of $196.4. This includes a special dividend of $1.30 per common share declared on October 24, 2014, for a total payout of $150.7. The special dividend was funded by the proceeds from issuance of our senior notes in August 2014.
In 2013, Symetra's board of directors authorized a stock repurchase program for up to 16,000,000 shares, and we repurchased 6,952,266 shares in 2013. During the year ended December 31, 2014, we repurchased 2,101,037 shares under this program for a total of $41.2, and a total of 6,946,697 shares remain available for repurchase under the program. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries. Refer to Item 5 – "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for further information about the repurchase program.
Capital Management of Insurance Subsidiaries
The payment of dividends and other distributions to Symetra by its insurance company subsidiaries is subject to insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require regulatory approval. During the year ended December 31, 2014, Symetra received cash dividends of $125.0, respectively, from its insurance company subsidiaries, including $45.0 related to a dividend declared in December 2013 and paid in January 2014. Based on our statutory results for the year ended December 31, 2014, Symetra’s insurance company subsidiaries may pay dividends of up to $207.8 during 2015 without needing to obtain regulatory approval.
As of December 31, 2014 our primary life insurance company subsidiary, Symetra Life Insurance Company, had a risk-based capital ratio of 474%. We believe this provides adequate capital levels for growth of our business.
Subsidiary Statutory Reserving and Surplus
In the fourth quarter of 2014, Symetra Life Insurance Company, and its newly formed, directly wholly owned captive reinsurance company, Symetra Reinsurance Corporation (SRC), entered into an inter-company reinsurance arrangement, which provided a mechanism for financing up to $107.2 of non-economic reserves related to certain universal life insurance products in a more efficient manner. Our transaction is limited to statutory reserves related to UL products with secondary guarantees subject to Actuarial Guideline 38, commonly referred to as AXXX reserves. The transaction helps us manage risk, more effectively manage insurance subsidiary capital, and allows products to be priced competitively. In connection with the transaction, we expect to pay an average annual financing fee of approximately $0.5.
Additionally, during 2014, we performed cash flow testing to assess statutory reserve adequacy and, as a result, we did not increase our existing cash flow testing reserves of $25.0. However, we increased our temporary statutory reserves by $41.0 during the year, to reflect the level of prepayment income in 2014. This increase in statutory reserves decreased statutory capital by $26.7 and reduced our risk-based capital ratio by approximately six points. In 2013, we increased these temporary reserves by $32.0, reflecting prepayment income received during that year. Our total temporary statutory reserves as of December 31, 2014 were $98.0, including our cash flow testing reserves, and they do not impact our consolidated GAAP financial statements.
Risks of a low interest rate environment mainly impact our structured settlement annuity and BOLI blocks of business, which represent long-duration liabilities that are interest rate sensitive. Our testing was run over various interest rate scenarios, and we believe that the resulting statutory reserves are adequate under moderately adverse scenarios.
Debt
The following table summarizes our debt instruments:

		Maximum Amount Available		Amount Outstanding
	Maturity Date	As of December 31,		As of December 31,
		2014	2013	2014	2013
Description:
Senior notes payable, due 2016	4/1/2016	$300.0	$300.0	$300.0	$300.0
Senior notes payable, due 2024	7/15/2024	250.0	—	250.0	—
Capital Efficient Notes (CENts)	10/15/2067	150.0	150.0	150.0	150.0
Revolving credit facility — JPMorgan Chase Bank, N.A.	8/28/2019	400.0	300.0	—	—
Surplus note	12/31/2039	107.2	—	—	—
Total notes payable and revolving credit facility		$1,207.2	$750.0	$700.0	$450.0
Senior Notes Due 2016
On March 30, 2006, we issued $300.0 of 6.125% senior notes due April 1, 2016, which were issued at a discount yielding $298.7. Interest on the senior notes is payable semiannually.
Senior Notes Due 2024
On August 4, 2014, we issued $250.0 of 4.25% senior notes due on July 15, 2024, which were issued at a discount yielding $249.0. Interest on the notes is payable semi-annually, beginning on January 15, 2015. These notes were issued pursuant to a shelf registration statement filed with the SEC in July 2014. Under this registration, we may offer and sell debt securities from time to time as separate series, the amounts, prices, and terms of which will be determined at the time of sale.
Capital Efficient Notes (CENts) Due 2067
On October 10, 2007, we issued $150.0 aggregate principal amount CENts with a scheduled maturity date of October 15, 2037 and, subject to certain limitations, with a final maturity date of October 15, 2067. We issued the CENts at a discount yielding $149.8. For the initial ten-year period following the original issuance date the CENts carry a fixed interest rate of 8.300% payable semi-annually. From October 15, 2017 until the final maturity date of October 15, 2067, interest on the CENts will accrue at a variable annual rate equal to the three-month LIBOR plus 4.177%, payable quarterly.
Revolving Credit Facility
On August 28, 2014, we entered into a $400.0 senior unsecured revolving credit facility with a syndicate of lending institutions. The facility also provides access to up to $100.0 of additional financing, subject to the availability of additional commitments from lenders. The facility is set to mature on August 28, 2019. As of December 31, 2014, we have not made any borrowings under the facility.
Concurrently with entry into the unsecured revolving credit agreement referenced above, we terminated our prior $300.0 credit agreement, dated December 14, 2011, which was set to mature on December 14, 2015.
Surplus Note
On December 12, 2014, our insurance subsidiary issued a surplus note with no initial outstanding principal balance, associated with our reserve financing transaction. For additional discussion about the transaction, refer to — "Capital Management of Insurance Subsidiaries" above.

For further description and additional terms of our debt facilities, see Note 12 of the consolidated financial statements.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Years Ended December 31,
	2014	2013	2012
Net cash flows provided by (used in) operating activities	$978.3	$1,019.6	$1,011.2
Net cash flows provided by (used in) investing activities	(2,021.3)	(1,671.0)	(869.3)
Net cash flows provided by (used in) financing activities	1,125.8	596.6	(253.4)
Operating Activities
Cash flows from our operating activities are primarily driven by the amount and timing of cash received for income on our investments, including dividends and interest, and premiums on our group insurance and term life insurance products, as well as the amount and timing of cash disbursed for our payment of policyholder benefits and claims, underwriting and operating expenses and income taxes. The following discussion highlights key drivers in the level of cash flows generated from our operating activities:

•
Years Ended December 31, 2014 compared with 2013. Net cash provided by operating activities for the year ended December 31, 2014 decreased $41.3 over 2013. This decrease was primarily the result of timing differences in the settlement of federal income tax liabilities and increased policy acquisition-related expenses associated with strong sales. These were partially offset by higher net investment income, driven by higher average assets, as well as lower medical stop-loss paid claims.

Years Ended December 31, 2013 compared with 2012. Net cash provided by operating activities for the year ended December 31, 2013 increased $8.4 over 2012. This increase was primarily the result of timing differences in the settlement of federal income tax liabilities, and higher net investment income, including bond make-whole premiums from asset prepayments. The increased cash inflows were partially offset by higher commission and distribution-related payments associated with strong fixed deferred annuity sales.
Investing Activities
Cash flows from our investing activities are primarily driven by the amount and timing of cash received from maturities and calls of fixed maturity securities, sales of investments and maturities of mortgage loans, as well as the amount and timing of cash disbursed for purchases of investments and funding of mortgage loan originations. Generally, the amount and timing of our purchases of investments correlate to sales of annuity and life insurance policies, which are recorded as cash inflows from financing activities. The amount and timing of cash inflows from investments generally correlate to amounts needed to fund policyholder obligations. The following discussion highlights key drivers in the level of cash flows used in our investing activities:

•
Years Ended December 31, 2014 compared with 2013. Net cash used in investing activities for the year ended December 31, 2014 increased $350.3 over 2013. This increase was primarily due to an increase in purchases of fixed maturities and originations of mortgage loans, both a result of strong annuity sales. These were partially offset by increased proceeds from sales of fixed maturities as well as proceeds from investment prepayments.

•
Years Ended December 31, 2013 compared with 2012.  Net cash used in investing activities for the year ended increased $801.7 over 2012. This was primarily the result of an increase in purchases of fixed maturities as a result of increased FIA deposits, partially offset by higher sales of equity securities due to the liquidation of our mutual funds and lower mortgage loan originations.

Financing Activities
Cash flows from our financing activities are primarily driven by the amount and timing of cash received from deposits into certain life insurance and annuity policies and proceeds from the issuance of debt, as well as the amount and timing of cash disbursed to fund withdrawals from certain life insurance and annuity policies, dividend distributions to our common stockholders and stock repurchase activity. The following discussion highlights key drivers in the level of cash flows from our financing activities:

•
Years Ended December 31, 2014 compared with 2013. Net cash provided by financing activities for the year ended December 31, 2014 increased $529.2 over 2013. This change was driven by higher net policyholder deposits, mainly from higher annuity sales, and net proceeds from the issuance of debt in the third quarter of 2014. These were partially offset by an increase in dividends paid on our common stock, primarily driven by a special dividend paid during fourth quarter 2014.

•
Years Ended December 31, 2013 compared with 2012. Net cash provided by financing activities for the year ended December 31, 2013 was $596.6, in comparison to cash used in financing activities of $253.4 in 2013. This change was driven by higher policyholder deposits, mainly from higher FIA sales, offset by shares repurchased as part of the Company’s common stock repurchase program.

Contractual Obligations and Commitments
We enter into obligations with third parties in the ordinary course of our operations. The estimated cash payments related to these obligations as of December 31, 2014 are set forth in the table below. These estimates are based on management’s expectations and assumptions, which are necessarily subjective. Actual cash out flows in future periods will vary, possibly materially. Further, we do not believe that our current cash flow requirements can be assessed based upon an analysis of these obligations, as the funding of some or most of these future cash obligations will be from future cash flows from maturities of invested assets, premiums, deposits, fees and investment income that are not reflected in the table below. In addition, our operations involve significant expenditures that are not based upon commitments, including expenditures for payroll and income taxes.

	Payments Due by Year
	Total	2015	2016-2017	2018-2019	2020 and thereafter

Contractual Obligations:
Insurance obligations (1)	$48,843.1	$2,254.5	$5,494.3	$5,245.6	$35,848.7
Notes payable (2)	700.0	—	450.0	—	250.0
Interest on notes payable	171.0	41.3	55.3	21.3	53.1
Purchase obligations:
Investments in limited partnerships (3)	37.5	35.2	1.6	0.5	0.3
Servicing fees (4)	16.6	10.6	6.0	—	—
Lease obligations (5)	114.0	8.3	23.0	21.5	61.2
Other (6)	83.0	66.7	5.8	1.4	9.1
Total	$49,965.2	$2,416.6	$6,036.0	$5,290.3	$36,222.4
_________________

(1)
Includes estimated claims and benefits; policy surrenders; reinsurance premiums, net of reinsurance recoveries; and commissions on in force insurance policies and deposit contracts. Estimated claims and benefits are based on mortality, morbidity and lapse assumptions comparable with our historical experience and consider estimated future premium receipts on in force policies. In contrast to this table, our obligations recorded in our consolidated balance sheets generally represent the present value of these cash flows and do not incorporate future credited interest for annuity and BOLI contracts. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future annuity and contract benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included the variable separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets.

(2)
Includes capital efficient notes (CENts), which are redeemable at the Company’s option beginning October 15, 2017, with a final maturity date of October 15, 2067. Since the timing of repayment is at the Company’s option after October 15, 2017, subject to the terms of the replacement capital covenant, the outstanding principal balance of the CENts has been included in payments due 2016-2017. For more information about our notes payable, see Note 12 to the consolidated financial statements.

(3)
We have investments in limited partnership interests related to tax credit investments and alternative investments. We will provide capital contributions to our alternative investments at the discretion of the general partner, with a remaining committed amount of $13.7. Since the timing of payment is uncertain, the unfunded amount has been included in the payment due in less than one year. Scheduled future contributions related to our tax credit investments are included on the balance sheets in "other liabilities."

(4)
Includes contractual commitments for a service agreement to outsource the majority of our information technology infrastructure. For more information, see Note 14 to the consolidated financial statements.

(5)	Includes minimum rental commitments on leases for office space and certain equipment. For more information, see Note 14 to the consolidated financial statements.

(6)	Primarily comprised of unfunded mortgage loan commitments of $50.7 as of December 31, 2014 and financing fees related to the surplus note.
Off-balance Sheet Transactions
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

We have derivative instruments with off-balance-sheet risks whose notional or contractual amounts exceed their fair value. For further information on our derivative instruments, see Note 6 in the consolidated financial statements. We also have commitments or off-balance sheet arrangements primarily related to unfunded mortgage loans, leases, and our revolving credit facility. For further information on these items, see Note 14 and Note 12 in the consolidated financial statements.
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
Valuation of Financial Instruments
Our financial instruments primarily consist of our investment portfolio. Invested assets account for $30.63 billion or 92.8% of our total assets, and $26.20 billion of our investments are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. GAAP establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs).
The fair value hierarchy prioritizes measurements into three levels based on the nature of the inputs, and entities are required to maximize the use of observable inputs when available. Level 1 valuation requires no management judgment, Level 2 requires some, and Level 3 requires significant management judgment. For further discussion of the levels, see Note 7 to the consolidated financial statements. As of December 31, 2014, 5.7% of our investments carried at fair value were classified as Level 1, 93.5% were classified as Level 2, and 0.8% were classified as Level 3. We use judgment in assigning our investments to a level within the hierarchy by determining whether significant pricing inputs are observable and if the market for a given security is active, while also taking into consideration the lowest level input that is significant to the valuation.
Level 2 Financial Instruments
Our Level 2 assets measured at fair value on a recurring basis primarily include fixed maturities. We carry substantial investments in high-quality fixed maturities to provide for the funding of our future policy obligations. These securities, which include bonds, mortgage-backed securities and redeemable preferred stock, are classified as available for sale. Net unrealized gains and losses are calculated as the difference between fair value and amortized cost, and these are reported in AOCI in stockholders’ equity. Realized gains and losses are reported in the consolidated statements of income.
We determine the fair value of fixed maturities primarily by obtaining prices from third-party independent pricing services, which priced 96.0% and 96.6% of our fixed maturities as of December 31, 2014 and 2013, respectively. The pricing services we use have policies and processes to ensure that they are using objectively verifiable, observable market data, including documentation by major security type on the observable market inputs used to determine the prices. Securities are priced using evaluated pricing models that vary by asset class. Our pricing services routinely review the inputs for the securities they cover; however, they do not provide an independent auditor’s report on controls over valuation. If our pricing services determine that they do not have sufficient objectively verifiable information about a security, they will not provide a valuation for that security, and its fair value is determined using internal pricing models.
We analyze the prices received from our pricing services to ensure they represent a reasonable estimate of fair value, including analytical reviews of prices between reporting periods. As appropriate, we engage our pricing services in discussion regarding the valuation of a security; however, it has not been our practice to adjust their prices. We also perform procedures to gain assurance on the overall reasonableness and consistent use of inputs, valuation methodologies and compliance with fair value accounting standards. This includes an annual review of pricing methodologies and inputs by asset class and performing periodic due diligence procedures, including quarterly deep-dive analyses, monthly price fluctuation analyses, and corroboration of prices by obtaining secondary pricing quotes for selected securities. Based upon our procedures, we believe that the values provided by our pricing services are appropriate measurements of fair value and determined in accordance with GAAP using observable inputs.

As of December 31, 2014 and 2013, $929.0, or 3.7%, and $653.7, or 2.8%, respectively, of our fixed maturities portfolio was invested in private placement securities. The fair values of these assets are determined internally, typically using a matrix pricing approach. The significant inputs are observable, including the base credit spread, treasury yield and expected future cash flows of the security. The measurement also uses an illiquidity spread, which ranges from 0 to 60 basis points and is based on the credit quality of the security. The illiquidity spread is an unobservable input, but generally does not significantly impact the resulting valuation. As a result, we classified 93.7% and 97.2% as of December 31, 2014 and 2013, respectively, of our private placement securities as Level 2.
Our fixed-maturity portfolio is sensitive to changes in interest rates, including risk-free rates and credit spreads, and changes can have a significant effect on our portfolio valuation. Additionally, the values of our fixed maturities can also be affected by illiquidity in the financial markets, which could contribute to widening spreads and may result in unrealized losses.
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
Our equity index options are also classified as Level 2 measurements. These instruments are carried at fair value, with changes in fair value reported in realized gains (losses) on the consolidated statements of income. The fair value of equity index options are determined internally using the Black-Scholes option pricing model. Prices for our index options are most sensitive to changes in the risk free rates and implied volatility inputs used. To obtain further assurance over the reasonableness of the resulting fair value, we compare our price to the price provided by our independent counterparties and investigate any deviations greater than 30 basis points of the notional amount of the option. Based upon our procedures, we believe that the values are appropriate measurements of fair value and determined in accordance with GAAP and as a result, the majority of our equity index options are classified as Level 2.
Level 3 Financial Instruments
In addition to our investment-related financial instruments, our FIA products contain embedded derivatives that are measured at fair value on a recurring basis. Changes in the fair value are reported in realized gains (losses) on the consolidated statements of income. The fair value of the embedded derivative is calculated internally and reflects the excess of the projected benefits based on the indexed fund value over the projected benefits based on the guaranteed fund value. The excess benefits are projected using best estimates for surrenders, mortality and indexed fund interest, and discounted at a risk-free rate plus a spread for nonperformance and policyholder behavior risk. The valuation is most sensitive to the indexed fund interest assumption. Because the estimates utilize significant unobservable inputs, we classify the embedded derivative as a Level 3 measurement.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We defer as assets certain policy acquisition costs, including commissions, distribution costs, new business processing costs, and other underwriting costs related to the production of new and renewal business. Our DAC asset is amortized over the life of the related policies and results in a reduction of income. We also defer as assets certain sales inducements, including bonus interest, which are included within other assets on our consolidated balance sheets. Our DSI asset is amortized over the life of the related policies and results in an increase to interest credited, which reduces income.
Deferred Policy Acquisition Costs
The identification of internal costs related to the successful acquisition or renewal of a contract involves judgment and estimates. We estimate deferrable costs using time studies, internal surveys, and system-generated data about policy applications and issuances. Only costs that are directly related to the successful acquisition or renewal of insurance contracts are deferred. These include:

•	Commissions;

•	Premium-based taxes and assessments;

•	Distribution costs directly related to successful contract acquisition;

•	Third-party underwriting costs related to contracts that are successfully acquired; and

•	The portion of the salaries and benefits related to employee time spent directly on acquisition-related activities for successfully acquired new or renewal contracts

Certain costs associated with our wholesaler distribution model are not considered directly related to contract acquisition under the accounting standards, and we are therefore not able to defer significant portions of distribution costs related to our sales efforts.
The following table summarizes our DAC asset balances by segment:

	As of December 31,
	2014	2013
Benefits	$2.0	$—
Deferred Annuities	325.5	285.9
Income Annuities	58.0	49.2
Individual Life	128.4	84.8
Total unamortized balance at end of period	513.9	419.9
Accumulated effect of net unrealized gains	(118.8)	(97.4)
Balance at end of period	$395.1	$322.5
Deferred Sales Inducements
We offer sales incentives, known as inducements, primarily on certain deferred annuity contracts. These inducements entitle the contract holder to an incremental amount of credited interest over a specified period following the initial deposit, depending on the product. The incremental interest causes the initial credited rate to be higher than the contract’s expected ongoing crediting rates for periods after the inducement. This incremental interest is deferred and amortized into interest credited in the consolidated statements of income over the life of the contract. As of December 31, 2014, we had gross unamortized DSI of $136.7, of which $135.7 relates to the Deferred Annuities segment.
Amortization of DAC and DSI
DAC and DSI are amortized over the premium paying period or the expected lifetime of policies proportionate to estimated gross profits (EGPs). EGPs reflect actual experience to date and projections of future profits. Estimating future gross profits is a complex process requiring considerable judgment and forecasting of events well into the future. To determine the EGPs, we make assumptions as to lapse and withdrawal rates, expenses, interest margins, mortality experience, long-term equity market returns and investment performance.
The amortization period varies by segment, as follows:

•
Deferred Annuities. The DAC amortization period is typically 20 years, although most occurs within the first 10 years because the EGPs are highest during that period. DSI amortization follows the same methodology, assumptions and period as DAC amortization.

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

We develop an estimate of EGPs at policy issuance, and review our experience at each valuation date. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs. Generally, actual experience that results in higher income, compared to the assumptions in our models, will be partially offset by higher DAC and DSI amortization. The following table identifies scenarios that would generally cause higher income and therefore and increase in amortization:

Actual experience	Expected impact to actual profits compared to EGPs
Higher interest margins	Increase investment income, net of related interest credited to policyholders.
Higher lapses	Increase to fee income from surrender charges, which can be offset by reserve releases and lower interest margin from reduced account values.
Lower death claims	Decrease to policyholder benefits and claims, partially offset by increased reserves.

DAC and DSI balances are also adjusted quarterly to reflect the impact of realized gains (losses) during the period. These adjustments are recognized in net realized gains (losses) in the consolidated statements of income.
Annually during the third quarter, or more frequently if needed, we complete an assumption study and, as deemed appropriate by management, revise estimates of future EGPs. This is often referred to as "unlocking" the amortization models. We also revise projected EGPs during the year if a significant transaction or trend is identified that warrants such a revision. The following table identifies changes to future assumptions that would generally cause an unfavorable impact of unlocking recorded in current period income:

Change in assumption	Expected impact to future EGPs
Lower interest margins	Decrease to future investment income, net of related interest credit to policyholders.
Higher lapses	Decrease to future interest margins and other revenue earned on account values, partially offset by smaller reserve increases.
Higher death claims	Increase to future policyholder benefits and claims, partially offset by decreased reserves.
Higher expense levels	Increase to future expenses resulting in decreased income.
Excluding the impact related to prepayments discussed below, for the years ended December 31, 2014 and 2013, we recorded net pre-tax adjustments that increased amortization by $0.2 and $2.6, respectively, related to annual DAC unlocking. For the year ended December 31, 2014, we recorded a net pre-tax DSI unlocking adjustment that decreased amortization by $1.0, while the adjustment in 2013 increased DSI amortization by $0.7.
In recent years, prepayment-related income received, primarily from make-whole provisions on fixed maturities, has significantly increased net investment income in the periods received, and we have recorded incremental DAC and DSI amortization related to this income. In addition, the expected future impact of reinvesting prepayment proceeds at lower prevailing interest rates was also analyzed and, where applicable, DAC and DSI amortization due to unlocking was recorded in the period the prepayment occurred. For the years ended December 31, 2014 and 2013, we recorded additional amortization from prepayment-related income totaling $10.9 and $8.3, respectively, for DAC and $9.3 and $6.8, respectively, for DSI.
We regularly conduct DAC and DSI recoverability analyses, where we compare the current asset balances with the estimated present value of future profitability of the underlying business. The DAC and DSI asset balances are considered recoverable if the present value of future profits is greater than the current asset balances.
In connection with our recoverability analyses, we perform sensitivity analyses on our most significant DAC and DSI asset balances to capture the effect that changes in certain key assumptions have on DAC asset balances. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. The following depicts the sensitivities for our deferred annuity, UL, and BOLI DAC asset balances as of December 31, 2014:

Assumption Adjustment	Factor	DAC Asset Balance Impact
Increase future lapse and withdrawal rate	10%	Decrease approximately $8.2
Increase future expense	10%	Decrease approximately $0.4
Decrease future reinvestment rate	100 bps	Decrease approximately $2.0
Adjustment for Unrealized Gains or Losses on Investments
We adjust the unamortized DAC and DSI balances for the accumulated effect of net unrealized gains or losses on investments, which is recorded net of taxes in AOCI. This adjustment reflects the impact on estimated future gross profits as if the unrealized gains and losses had been realized as of the balance sheet date. Currently, our available-for-sale portfolio is in a net unrealized gain position, primarily due to the current interest rate environment, and the corresponding adjustment decreases our DAC and DSI balances and AOCI.
In periods of rising interest rates, the fair value of our fixed maturities would generally decrease, and this may result in net unrealized investment losses. In such circumstances, the DAC and DSI adjustments would increase our DAC and DSI balances and increase AOCI. For DAC, this adjustment is limited to cumulative capitalized acquisition costs plus interest. As of December 31, 2014, the maximum DAC adjustment would be $176.7, net of taxes of $95.2, in our Deferred Annuities segment and $23.8, net of taxes of $12.8, in our Individual Life segment. For DSI, this adjustment is limited to cumulative capitalized sales inducement costs plus interest. As of December 31, 2014, the maximum DSI adjustment would be $158.8, net of taxes of $85.5.
Insurance Reserves
Reserves are liabilities representing estimates of future amounts that will come due to or on behalf of our policyholders. The reserves reported in our consolidated financial statements require significant management judgment based on multiple actuarial assumptions, including mortality and morbidity tables, interest, persistency, expected loss-ratio, expected claim completion, and other assumptions.
Future Policy Benefits
We compute liabilities for future policy benefits under traditional individual life and group life insurance policies using the level premium method, which uses a level premium assumption to fund reserves. We select the level of premiums at issuance so that the actuarial present value of future benefits equals the actuarial present value of future premiums. Establishing adequate reserves for our obligations to contract holders requires assumptions to be made regarding mortality and morbidity. We set the interest, mortality and persistency assumptions in the year of issue and include provisions for adverse deviations. The provisions for adverse deviations are intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions.
These liabilities are contingent upon the death of the insured while the policy is in force. We derive mortality assumptions from both company-specific and industry statistics. We discount future benefits at interest rates that vary by year of policy issue. These interest rates are set initially at a rate consistent with investment rates at the time of issue, and grade to a lower rate, such as the statutory valuation interest rate, over time. Assumptions are made at the time each policy is issued, and do not change over time unless the liability amount is determined to be inadequate to cover expected future policy benefits.
The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. The key experience assumptions include mortality rates, policy persistency and interest rates. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. This would result in a charge to our net income during the period the increase in reserves occurred. No revisions to assumptions within the future policy benefits liabilities have been necessary, and therefore we have not experienced any significant impact in our financial results due to changes in assumptions.
Policy and Contract Claims
Liabilities for policy and contract claims primarily represent reserves for claims incurred but not reported (IBNR) under our medical stop-loss and life insurance policies. To arrive at the IBNR reserve for our medical stop-loss policies, we consider historical completion rates, which is the time from the insured event to the reporting and payment of the claim, and actual loss ratios, placing more significance on most recent experience. The reserve is subject to management judgment and may be adjusted as deemed appropriate. We also reserve for specific claims that are pending payment, which generally does not require management judgment.
We review estimates for reported but unpaid claims and IBNR quarterly. Any necessary adjustments are recorded in the consolidated statements of income in the period in which the change occurs. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR amount increases. While we make a best estimate at each reporting period, we may still experience volatility due to uncertainty inherent in the underlying estimates. For example, in 2014, our incurred claims related to previous years developed favorably by $24.5, or 14.8% of net reserves at December 31, 2013. This favorable experience related to management's assumptions as of December 31, 2013 primarily related to completion rates, which were faster than assumed in our reserve estimates. See Note 11 for a rollforward of our liabilities related to unpaid claims, which primarily consists of liabilities for policy and contract claims.
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
Each of our four business segments maintains its own portfolio of invested assets, which are managed in accordance with specific guidelines. The net investment income and realized gains (losses) are reported in the segment in which they occur. We also allocate net investment income generated by our surplus portfolio to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment. Investment expenses, which are recorded as a reduction of net investment income, are allocated to each segment based on its portfolio of invested assets. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount and time study results.
Revenues
Premiums
Premiums consist primarily of premiums from our medical stop-loss, limited benefit medical, group life and DI, individual term and whole life insurance products, net of reinsurance premiums paid.
Net investment income
Net investment income represents the income earned on our investments, net of investment expenses, including prepayment-related income such as bond make-whole payments. Net investment income also includes gains or losses from changes in the fair value of our alternative investments and expense from amortization of tax credit investments.
Policy fees, contract charges and other
Policy fees, contract charges and other includes cost of insurance (COI) charges primarily on our UL and BOLI policies, surrender and other administrative charges to policyholders, revenues from our non-insurance businesses, and reinsurance allowance fees.
Net realized gains (losses)
Net realized gains (losses) mainly consists of realized gains (losses) from sales of our investments, realized losses from investment impairments, changes in fair value of our marked-to-market investments and changes in fair value of our FIA embedded derivative. It also includes the portion of DAC and DSI amortization due to changes in EGPs related to these items.
Benefits and Expenses
Policyholder benefits and claims
Policyholder benefits and claims consist of benefits paid, net of reinsurance recoveries, and reserve changes on group insurance, individual life and BOLI products.
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
Amortization of deferred policy acquisition costs
We defer as assets certain commissions, distribution costs, new business processing costs, and other underwriting costs that are directly related to the successful acquisition of new and renewal business. Amortization of previously capitalized DAC is recorded as an expense.

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

Many of the non-GAAP measures, including adjusted book value, adjusted book value per common share and operating ROAE are included specifically for the purpose of excluding AOCI from the GAAP measure stockholders’ equity. We present each of these non-GAAP measures because we believe investors find useful financial measures that remove the temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. This allows investors to assess our financial condition based on our general practice of holding our fixed investments to maturity. For example, we believe it is important that an investor not assume that an increase in stockholders’ equity driven by unrealized gains means our company has grown in value and alternatively, it is important that an investor not assume that a decrease in stockholders’ equity driven by unrealized losses means our company’s value has decreased.
In the following paragraphs, we provide definitions of our non-GAAP measures. For a reconciliation of these non-GAAP measures to their most directly comparable GAAP measures, see Item 6 — "Selected Financial Data."
Adjusted Operating Income, Pre-tax Adjusted Operating Income, Adjusted Operating Income per Common Share — Basic, and Adjusted Operating Income per Common Share — Diluted
Adjusted Operating Income and Pre-tax Adjusted Operating Income
Adjusted operating income consists of net income, excluding certain net realized gains (losses). Excluded realized gains (losses) are associated with investment sales or disposals, other-than-temporary investment impairments, changes in the fair value of mark-to-market investments and derivative investments (except for certain S&P 500 options, described below), and changes in the fair value of embedded derivatives related to our FIA products, as well as the DAC and DSI impacts related to these items.
Net income is the most directly comparable GAAP measure to adjusted operating income. Net income for any period presents the results of our insurance operations, as well as our net realized gains (losses). We consider investment income generated by our invested assets to be part of the results of our insurance operations because they are acquired and generally held to maturity to generate income that we use to meet our obligations. Conversely, we do not consider many of the activities reported through net realized gains (losses) as part of the results of our insurance operations. The timing and amount of these gains (losses) are driven by investment decisions and external economic developments unrelated to our management of the insurance and underwriting aspects of our business.
Certain realized gains (losses) that are included in adjusted operating income reflect the gains (losses) on S&P 500 options supporting FIA policies primarily sold in the late 1990s. These policyholders earn interest based on equity market performance, and we purchase S&P 500 options to hedge market fluctuations. Interest earned by these policyholders is reported in interest credited in the consolidated statements of income. Each year, we use any realized gains from the S&P 500 options to meet obligations associated with this block, similar to the way we use investment income to meet obligations associated with other fixed deferred annuities. Therefore, we include these realized gains (losses) in adjusted operating income.
We believe investors find it useful to review a measure of the results of our insurance operations separate from most of the gain and loss activity attributable to our investment portfolio because it assists an investor in determining whether our insurance-related revenues, composed primarily of premiums, net investment income and policy fees, contract charges and other, have been sufficient to generate operating earnings after meeting our insurance-related obligations, composed primarily of claims paid to policyholders, investment returns credited to policyholder accounts, and other operating costs.
Pre-tax adjusted operating income is adjusted operating income on a pre-tax basis. It also represents the cumulative total of segment pre-tax adjusted operating income, which at the segment level is a GAAP measure. Income from operations before income taxes is the most directly comparable GAAP measure to pre-tax adjusted operating income. In presenting pre-tax adjusted operating income, we are excluding certain pre-tax net realized gains (losses) as described above.

In addition to using adjusted operating income to evaluate our insurance operations, our management and board of directors have other uses for this measure, including assessing achievement of our financial plan and managing the crediting rates on our insurance liabilities.

Adjusted Operating Income per Common Share — Basic and Adjusted Operating Income per Common Share — Diluted
Adjusted operating income per common share — basic, and adjusted operating income per common share — diluted, consist of adjusted operating income divided by the GAAP-basis weighted average basic and diluted shares outstanding, respectively. Net income per common share — basic, and net income per common share — diluted, are the most directly comparable GAAP measures. See "Adjusted operating income" above, for an explanation of the differences between net income, which is the numerator for the GAAP measures, and adjusted operating income, the numerator for these non-GAAP measures.
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
Adjusted Book Value and Adjusted Book Value per Common Share
Adjusted book value consists of stockholders’ equity, less AOCI. Adjusted book value per common share is calculated as adjusted book value, divided by outstanding common shares. This measure does not include shares subject to warrants in the periods they were outstanding, because the warrant holders only participated in dividends and would not have been entitled to proceeds in the event of a liquidation or winding down of our company should such event have preceded the exercise of the outstanding warrants.
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
We purchase fixed maturities with durations and cash flows that match our estimate of when our insurance liabilities and other obligations will come due. We typically expect to hold our fixed maturities to maturity, using the principal and interest cash flows to pay our obligations over time. Since we expect to collect the contractual cash flows on these fixed maturities, we do not expect to realize the unrealized gains (losses) that are included in our AOCI balance as of any particular date. AOCI primarily fluctuates based on changes in the fair value of our fixed maturities, which is driven by factors outside of our control, including the movement of interest rates and credit spreads and the impact of credit market conditions.
We believe investors find it useful if we present them with a financial measure excluding these temporary and unrealized changes in the fair values of our investments, and the related effects on AOCI. By evaluating our adjusted book value, an investor can assess our financial condition based on our general practice of holding our fixed maturities to maturity. Additionally, by translating this measure into adjusted book value per common share, we allow the investor to assess its proportional stake in our adjusted book value as of the dates presented, and the change in such measures over time.
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
Operating ROAE
Operating return on average equity, or operating ROAE, consists of adjusted operating income for the most recent four quarters, divided by average adjusted book value, both of which are non-GAAP measures as described above. We measure average adjusted book value by averaging ending adjusted book value for the most recent five quarters.

Return on stockholders’ equity, or ROE, is the most directly comparable GAAP measure. Return on stockholders’ equity for the most recent four quarters is calculated as net income for such period divided by the average ending stockholders’ equity for the most recent five quarters.
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
The management of market risk is an integral part of our operations, and we use a variety of strategies to manage our overall exposure. The primary market risks to our investment portfolio are interest rate and credit risk associated with investments in fixed maturities. We manage our portfolio to balance quality, diversification, asset-liability matching, and investment return. We also use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased. These derivatives include equity index options and futures, interest rate swaps, foreign currency swaps and foreign currency forwards. These instruments reduce the risk between the timing of receipt of cash and its investment in the market, extending or shortening the asset duration to better align with the duration of the associated liabilities, reduce exposure to foreign currency fluctuations, or reduce our exposure to fluctuations in equity market indexes in some of our products. While we enter into derivatives to mitigate certain market risks, as a matter of policy, we have not, and do not intend to, engage in derivative market-making, trading or other speculative derivatives activities. For further discussion about our derivatives, see Note 6 to the consolidated financial statements.
Sensitivity Analyses
We measure market risk related to our market-sensitive financial instruments based on changes in interest rates, credit spreads, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. For each market risk, we discuss potential effects of changes in these items based on so-called "shock-tests," which model the effects of such changes on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the results of shock tests discussed below may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, credit spreads, equity market prices and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates to the market price and/or cash flow variability on our assets and liabilities associated with changes in market interest rates. A gradual increase in market interest rates from current levels would generally be a favorable development for us. In such a scenario, we would expect to earn additional investment income, have increased annuity and life insurance sales, and reduce the potential risk of liability spread compression due to minimum guaranteed crediting rates. However, if interest rates rise significantly within a short time period, the fair value of fixed income securities would decline and certain interest-sensitive lines of business would be exposed to lapses as policyholders seek higher returns.
One of the measures we use to quantify our exposure to interest rate risk is effective duration. To calculate effective duration, we project asset and liability cash flows. For assets with embedded options (e.g., callable bonds or RMBS), cash flows are projected over multiple interest rate paths to capture this variability. These cash flows are discounted to a net present value basis using a spot yield curve. We then re-project the asset and liability cash flows and re-determine the net present value based upon interest rates shifted in parallel from the original spot curve. Duration is calculated as the difference in the net present values of the cash flows per a 100 basis point change in interest rates. Differences in durations between assets and liabilities are managed and kept within acceptable tolerances. Each line of business has investment guidelines based on its specific liability characteristics. The weighted-average effective duration of our fixed maturity portfolio was approximately 5.5 years and as of December 31, 2014 and 2013.
The fair value of our fixed maturities fluctuates depending on the interest rate and credit environment, including credit spreads. Additionally, during periods of declining interest rates, calls, tenders and prepayments on corporate, mortgage-backed and other asset-backed securities generally increase, and we would generally be unable to reinvest the proceeds from these cash flows at comparable yields. As a result of low interest rates, we experienced an increase in corporate security prepayments during the past several years. This has resulted in the reinvestment of proceeds, which usually includes make-whole fees, at lower yields.
We manage our exposure to interest rate risk through asset allocation limits, asset/liability duration and cash flow matching. We also limit the purchase of negatively convex assets. Convexity measures the sensitivity of an asset’s duration to changes in interest rates. For negatively convex assets, which are those that have prepayment provisions such as RMBS, principal cash flows can vary with movements in interest rates, and duration decreases with declines in interest rates. Increased prepayments may cause more reinvestment into lower-yielding assets than desired. Additionally, if interest rates fall, the prices of negatively convex assets will not rise in value as much as the prices of assets without prepayment provisions.
We have certain products, such as annuities and universal life insurance, that are sensitive to interest rate fluctuations. Many of these products have minimum guaranteed crediting rates that we are obligated to provide to our contract holders. These guaranteed minimum rates are presented in tabular format in the Retirement and Individual Life division discussions in Item 1 — "Business." Our investments are carried at fair value but our insurance liabilities are not. As a result, changes in market risk will provide fluctuations between the investments at fair value and their associated liability.
Use of Derivatives to Manage Interest Rate Risk
While our primary tool for managing interest rate risk is our asset liability management described above, we also make limited use of derivatives to hedge against exposure to changes in interest rates. We use interest rate swaps primarily to convert floating rate securities to fixed rate securities, which limits our exposure to decreases in yield on these securities to better match our liabilities. We also use interest rate swaptions to mitigate the exposure to decreases in yield on securities in support of our product offerings.
Sensitivity Analysis
One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. We use a fixed-income analytics tool to model and calculate the duration and convexity of our asset portfolio. Under this model, with all other factors constant and assuming no offsetting change in the fair value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our total fixed maturities portfolio to decline by approximately $1.38 billion and $1.27 billion, based on our securities positions as of December 31, 2014 and 2013, respectively. Of this, we estimate our Income Annuities segment’s fixed maturities portfolio, the majority of which are long duration assets, would account for approximately $0.44 billion and $0.41 billion of the decline, based on our positions as of December 31, 2014 and 2013, respectively.
Equity Risk
We are exposed to equity price risk on our common stock and other equity holdings. We manage equity price risk on investment holdings through industry and issuer diversification and asset allocation techniques. We generally invest in positions in the United States and other developed markets. We also mitigate equity risk by limiting the size of our equity portfolio. We align our equity exposure in our Income Annuities segment to our long duration obligations. We review the ability of our capital base to absorb downside volatility without creating capital ratio stress and/or constraints on growth.
We are also exposed to equity price risk on our FIA and variable annuities. These products expose us to equity price risk if the performance of the underlying index or separate account investments experience downturns, upturns or volatility for an extended period of time.
We offer FIA products which provide contract holders with crediting rates linked to the performance of market indexes (for example, the S&P 500). We attempt to mitigate the risk in the index-based component of these products through transactions in call options and futures based on the appropriate index and by setting cap rates at each index interest term period, which limits interest credited to the cap rate.
Sensitivity Analysis
One means of assessing exposure to changes in equity market prices is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the equity markets resulting from a hypothetical broad-based decline in equity market prices of 10%. Using this assumption, with all other factors constant, we estimate that such a decline in equity market prices would cause the fair value of our investment portfolio, including our equity options and futures, to decline by approximately $74.8 million and $67.1 million, as of December 31, 2014 and 2013, respectively. Changes in fair value of our equity options and futures are mostly offset by corresponding changes in the value of the embedded derivative related to our FIA product, which represents our obligation to credit interest to policyholders based on changes in the underlying index.
Credit Risk
Our portfolio of invested assets primarily consists of corporate bonds, structured securities, and mortgage loans on real estate. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For commercial mortgage loans, we also manage credit risk by applying disciplined underwriting standards, analyzing the market value and revenue generating potential of the property for all new loans, assessing the credit worthiness of the borrower, and inspecting the underlying property. We regularly review the financial statements of our borrowers and the underlying properties. This review includes analysis of loan-to-value and debt service coverage ratios, along with other key metrics, and is performed at least annually for all loans. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.
For further discussion of our investment portfolio holdings, see Item 7 — "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments" and Note 4 to the consolidated financial statements.
Derivative Counterparty Risk
In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty will fail to perform the terms of the derivative contract. We manage this risk by:

•	entering into agreements with new counterparties that are considered acceptable based on our derivative use plan;

•	diversifying our risk across numerous approved counterparties;

•
implementing credit support annex (collateral) agreements (CSAs) with all of our counterparties to further limit counterparty exposures, which provides for bilateral thresholds and netting of exposures;

•	limiting exposure to counterparties with at least an A- credit rating with S&P or A3 with Moody's at the time of the transaction; and

•	daily monitoring of counterparty exposures and associated collateral levels.
Our agreements with derivative counterparties typically require collateral to be posted when a net derivative position between us and a particular counterparty reaches certain contractual levels. As a result, we may be required to post collateral due to adverse fluctuations in the fair value of our derivatives and that may result in us holding more cash or high quality securities, for example, U.S. Treasuries, to ensure we have sufficient collateral available. If we do not have sufficient high quality securities or cash and cash equivalents to provide as collateral, we may need to sell other securities to raise cash or to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.
We believe the risk of incurring losses due to nonperformance by our counterparties is manageable. For further discussion on derivatives and counterparties, see Note 6 to the consolidated financial statements.
Reinsurance Counterparty Risk
We are also exposed to the credit risk related to our reinsurers. When we reinsure business, we are still liable to our policyholders regardless of whether we receive reimbursement from our reinsurer. To manage this risk, we monitor our exposure to each of our reinsurers as described in Item 1 — "Business — Reinsurance."

Foreign Currency Risk
Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. The principal currencies that create foreign currency exchange rate risk in our investment portfolio are the Euro and the British pound. As of December 31, 2014 and 2013, our portfolio includes $725.1 million and $530.6 million, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates.
Use of Derivatives to Manage Foreign Currency Risk
We use foreign currency swaps to reduce risks from changes in currency exchange rates with respect to investments in foreign-denominated fixed maturities. These swaps are used as cash flow hedges, and changes in the fair value of the swaps may not exactly offset changes in fair value of the related fixed maturity. We also use foreign currency forwards to hedge exposure related to purchases of foreign denominated equities and fixed maturities.
Sensitivity Analysis
One means of assessing exposure to changes in foreign currency exchange rates is to estimate the potential changes in values of our investments whose fair values are typically highly correlated with the foreign currency exchange rates resulting from a hypothetical decline of 10% in exchange rates. Using this assumption, with all other factors constant, we estimate that such a decline in foreign currency exchange rates would cause the fair value of our investment portfolio, including related derivative instruments, to remain approximately unchanged as of December 31, 2014, and it would have declined by approximately $4.9 million as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Symetra Financial Corporation
We have audited the accompanying consolidated balance sheets of Symetra Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetra Financial Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
February 26, 2015

CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of December 31, 2014	As of December 31, 2013
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $23,646.5 and $22,261.3, respectively)	$25,379.4	$23,337.7
Marketable equity securities, at fair value (cost: $112.9 and $129.0, respectively)	120.5	134.3
Trading securities:
Marketable equity securities, at fair value (cost: $453.4 and $403.0, respectively)	532.0	474.4
Mortgage loans, net	4,130.1	3,541.0
Policy loans	61.9	63.3
Investments in limited partnerships (includes $71.5 and $31.2 at fair value, respectively)	309.9	296.3
Other invested assets (includes $95.8 and $47.8 at fair value, respectively)	100.5	54.1
Total investments	30,634.3	27,901.1
Cash and cash equivalents	158.8	76.0
Accrued investment income	304.9	298.0
Reinsurance recoverables	328.7	310.8
Deferred policy acquisition costs	395.1	322.5
Receivables and other assets	230.1	242.7
Separate account assets	949.8	978.4
Total assets	$33,001.7	$30,129.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Funds held under deposit contracts	$26,602.6	$24,642.9
Future policy benefits	415.9	397.9
Policy and contract claims	141.8	159.9
Other policyholders’ funds	115.7	128.1
Notes payable	697.2	449.5
Deferred income tax liabilities, net	396.7	201.9
Other liabilities	321.4	229.0
Separate account liabilities	949.8	978.4
Total liabilities	29,641.1	27,187.6
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 124,850,754 issued and 115,797,451 outstanding as of December 31, 2014; 124,683,023 issued and 117,730,757 outstanding as of December 31, 2013	1.2	1.2
Additional paid-in capital	1,469.5	1,464.6
Treasury stock, at cost; 9,053,303 and 6,952,266 shares as of December 31, 2014 and 2013, respectively	(134.6)	(93.4)
Retained earnings	1,033.9	975.9
Accumulated other comprehensive income, net of taxes	990.6	593.6
Total stockholders’ equity	3,360.6	2,941.9
Total liabilities and stockholders’ equity	$33,001.7	$30,129.5
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Premiums	$629.1	$627.2	$605.0
Net investment income	1,320.5	1,285.0	1,275.2
Policy fees, contract charges, and other	190.4	191.7	189.9
Net realized gains (losses):
Total other-than-temporary impairment losses on securities	(16.3)	(20.8)	(37.1)
Less: portion recognized in other comprehensive income (loss)	2.2	2.5	8.1
Net impairment losses recognized in earnings	(14.1)	(18.3)	(29.0)
Other net realized gains (losses)	56.5	53.9	60.1
Net realized gains (losses)	42.4	35.6	31.1
Total revenues	2,182.4	2,139.5	2,101.2
Benefits and expenses:
Policyholder benefits and claims	445.9	462.9	439.0
Interest credited	953.8	932.0	932.8
Other underwriting and operating expenses	367.0	365.1	360.5
Interest expense	37.7	33.0	32.8
Amortization of deferred policy acquisition costs	78.1	72.4	66.0
Total benefits and expenses	1,882.5	1,865.4	1,831.1
Income from operations before income taxes	299.9	274.1	270.1
Provision (benefit) for income taxes:
Current	64.5	61.7	15.9
Deferred	(19.0)	(8.3)	48.8
Total provision for income taxes	45.5	53.4	64.7
Net income	$254.4	$220.7	$205.4
Net income per common share:
Basic	$2.19	$1.74	$1.49
Diluted	$2.19	$1.74	$1.49
Weighted-average number of common shares outstanding:
Basic	116,306,640	126,609,326	138,018,424
Diluted	116,310,204	126,613,585	138,023,981
Cash dividends declared per common share	$1.70	$0.34	$0.28
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$254.4	$220.7	$205.4
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $212.5, $(465.8) and $213.3)	394.5	(865.4)	396.6
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.8), $(0.9) and $(2.8))	(1.4)	(1.6)	(5.3)
Impact of net unrealized (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(9.9), $58.3 and $(24.6))	(18.3)	108.3	(45.9)
Impact of cash flow hedges (net of taxes of $12.0, $(10.2) and $(0.8))	22.2	(18.9)	(1.5)
Other comprehensive income (loss)	397.0	(777.6)	343.9
Total comprehensive income (loss)	$651.4	$(556.9)	$549.3
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of January 1, 2012	$1.2	$1,454.6	$—	$631.8	$1,027.3	$3,114.9
Net income	—	—	—	205.4	—	205.4
Other comprehensive income (loss)	—	—	—	—	343.9	343.9
Stock-based compensation	—	4.7	—	—	—	4.7
Dividends declared	—	—	—	(38.8)	—	(38.8)
Balances as of December 31, 2012	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Balances as of January 1, 2013	$1.2	$1,459.3	$—	$798.4	$1,371.2	$3,630.1
Net income	—	—	—	220.7	—	220.7
Other comprehensive income (loss)	—	—	—	—	(777.6)	(777.6)
Stock-based compensation	—	5.3	—	—	—	5.3
Shares repurchased	—	—	(93.4)	—	—	(93.4)
Dividends declared	—	—	—	(43.2)	—	(43.2)
Balances as of December 31, 2013	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Balances as of January 1, 2014	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Net income	—	—	—	254.4	—	254.4
Other comprehensive income (loss)	—	—	—	—	397.0	397.0
Stock-based compensation	—	4.9	—	—	—	4.9
Shares repurchased	—	—	(41.2)	—	—	(41.2)
Dividends declared	—	—	—	(196.4)	—	(196.4)
Balances as of December 31, 2014	$1.2	$1,469.5	$(134.6)	$1,033.9	$990.6	$3,360.6
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$254.4	$220.7	$205.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	(42.4)	(35.6)	(31.1)
Accretion and amortization of invested assets, net	83.8	75.3	67.6
Accrued interest on fixed maturities	(11.7)	(14.1)	(19.6)
Amortization and depreciation	24.7	27.8	26.9
Deferred income tax provision (benefit)	(19.0)	(8.3)	48.8
Interest credited on deposit contracts	953.8	932.0	932.8
Mortality and expense charges and administrative fees	(137.1)	(122.6)	(115.8)
Changes in:
Accrued investment income	(6.9)	(21.8)	(6.8)
Deferred policy acquisition costs, net	(93.3)	(52.0)	0.5
Future policy benefits	18.0	7.3	(0.6)
Policy and contract claims	(18.1)	(2.3)	(8.7)
Current income taxes	(11.8)	28.3	(36.1)
Other assets and liabilities	(16.5)	(18.6)	(55.1)
Other, net	0.4	3.5	3.0
Total adjustments	723.9	798.9	805.8
Net cash provided by (used in) operating activities	978.3	1,019.6	1,011.2
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(5,750.1)	(5,107.6)	(3,777.1)
Other invested assets and investments in limited partnerships	(128.5)	(106.6)	(86.8)
Issuances of mortgage loans	(896.6)	(697.4)	(825.7)
Maturities, calls, paydowns, and other repayments	1,795.0	1,771.3	1,740.4
Sales of:
Fixed maturities and marketable equity securities	2,526.6	2,172.8	1,826.1
Other invested assets and investments in limited partnerships	60.9	22.4	19.9
Repayments of mortgage loans	309.0	248.3	233.9
Other, net	62.4	25.8	—
Net cash provided by (used in) investing activities	(2,021.3)	(1,671.0)	(869.3)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,125.6	2,470.8	1,576.7
Withdrawals	(1,998.3)	(1,705.2)	(1,778.4)
Net proceeds from issuance of debt	246.0	—	—
Cash dividends paid on common stock	(196.4)	(43.2)	(38.8)
Shares repurchased	(41.2)	(93.4)	—
Other, net	(9.9)	(32.4)	(12.9)
Net cash provided by (used in) financing activities	1,125.8	596.6	(253.4)
Net increase (decrease) in cash and cash equivalents	82.8	(54.8)	(111.5)
Cash and cash equivalents at beginning of period	76.0	130.8	242.3
Cash and cash equivalents at end of period	$158.8	$76.0	$130.8
Supplemental disclosures of cash flow information
Net cash paid during the year for:
Interest	31.2	31.5	31.5
Income taxes	75.0	32.0	50.6
Non-cash transactions during the period:
Fixed maturities exchanges	279.7	334.5	111.8
Investments in limited partnerships and capital obligations incurred	9.7	34.3	6.3
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

1. Organization and Description of Business
Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employment-based benefits and life insurance markets. These products and services are marketed through financial institutions, broker-dealers, benefits consultants, and independent agents and advisors in all states and the District of Columbia. The Company’s principal products include fixed, fixed indexed and variable deferred annuities, single premium immediate annuities, medical stop-loss insurance, limited benefit medical insurance, group life and disability income (DI) insurance, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI) and variable corporate owned life insurance (COLI). The Company also services its block of structured settlement annuities. The accompanying consolidated financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as "Symetra" or "the Company."
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
Recognition of Insurance Revenue and Related Benefits
The Company’s group insurance policies, which include medical stop-loss, limited benefit medical, and group life and DI, are short duration contracts. Premiums from these products are recognized as revenue when earned over the life of the policy. Policyholder claims are charged to operations as incurred.
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
Fees for variable products, including variable annuity, variable life, and variable COLI products, include mortality and expense, policy administration and surrender charges. These fees are charged to policyholders’ accounts based upon the daily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

net assets of the policyholders’ account values and are recognized in policy fees, contract charges, and other in the consolidated statements of income when assessed.
Separate Account Assets and Liabilities
Separate account balances primarily relate to the Company's variable annuity, variable life, and variable COLI products. Separate account assets are reported at fair value and represent funds that are invested on behalf of the Company’s variable product policyholders. The assets of each separate account are legally segregated and are not subject to claims that arise out of the Company’s other business activities. Investment risks associated with market value changes are borne by the policyholder, except to the extent of guaranteed minimum death benefits (GMDB) made by the Company with respect to certain accounts. Net investment income and realized gains and losses accrue directly to the policyholders and are not included in the Company’s revenues. Separate account liabilities represent the policyholder’s account balance in the separate account. Fees charged to policyholders reduce the account value and the Company includes these fees as revenue in the consolidated statements of income.
For variable annuity contracts with GMDB, the Company contractually guarantees death benefits that may exceed the policyholder's account balance. The Company reinsures nearly all of the GMDB risk on its variable annuity contracts.
Funds Held Under Deposit Contracts
Liabilities for fixed annuity contracts and universal life policies, including BOLI, are computed as deposits net of withdrawals made by the policyholder, plus interest amounts credited based on contract specifications, less contract fees and charges assessed.
For SPIAs, including structured settlements, liabilities are based on discounted amounts of estimated future benefits. Future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Contingent future benefits are discounted with pricing mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserves for SPIAs is set at issue. The interest rates within the pattern vary over time and start with interest rates that prevailed at contract issue. As of December 31, 2014, the weighted-average implied interest rate on the existing book of business was 5.62% and is expected to grade to 6.35% during the next 20 years.
Funds held under deposit contracts also include a liability for the embedded derivative related to the Company's fixed indexed annuity (FIA) policies, which is recorded at fair value. See Note 7 for further discussion of the valuation of the embedded derivative.
Future Policy Benefits
The Company estimates liabilities for future policy benefits for its traditional individual life policies as the present value of expected future policy benefits less future net premiums. The Company selects the net premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The Company sets the interest, mortality, and persistency assumptions in the year of issue and includes a provision for adverse deviation. The provision for adverse deviation is intended to provide coverage for the risk that actual experience may be worse than locked-in best-estimate assumptions. The Company derives mortality assumptions from both company-specific and industry statistics. Future benefits are discounted at interest rates that vary by year of policy issue. These rates are initially set to be consistent with investment rates at the time of issue, and are graded to a lower rate over time. Assumptions are set at the time each product is introduced and are not updated for actual experience unless the total product liability amount is determined to be inadequate to cover future policy benefits.
The Company estimates liabilities for future policy benefits for certain group long-term disability policies as the present value of future benefit payments, net of terminations and recoveries, and discounted at interest rates based on investment rates at the time of disability.
Policy Loans
Policy loans are carried at unpaid principal balances. Policy loans are not granted for amounts in excess of the accumulated cash surrender value of the policy or contract.
Investments in Limited Partnerships
The Company invests in limited partnerships that generate tax benefits. These partnerships are established to invest in low-income housing and other qualifying purposes, where the primary return on investment is in the form of income tax credits (collectively referred to as "tax credit investments"). The Company's investments are primarily accounted for under the equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

method and recorded at amortized cost. Amortization is based on the expected performance of the underlying partnership, with amortization recorded as a reduction to net investment income. When the carrying value of an investment exceeds the total amount of remaining tax benefits, the Company records an impairment loss, which is included in other net realized gains (losses) in the consolidated statements of income. For certain partnerships, the Company provides its investment over time, and the present value of any unfunded commitments is included in the asset balance and recorded in other liabilities.
Investments in limited partnerships also include alternative investments (private equity and hedge funds) recorded at fair value. The impact of changes in the fair value of alternative investments is recorded in net investment income. The Company elected the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting.
Variable Interest Entities
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
The limited partnerships that the Company invests in meet the definition of a VIE. Because the Company, as a limited partner, lacks the ability to direct the activities of any of these partnerships, it is not considered the primary beneficiary and therefore has not consolidated them. The maximum exposure to loss in these VIEs was $327.1 and $316.4 as of December 31, 2014 and 2013, respectively. The maximum exposure to loss includes unconditional commitments to provide future capital contributions.
In the normal course of business, the Company also makes passive investments in structured securities issued by VIEs. These structured securities primarily include residential and commercial mortgage-backed securities. Because the Company lacks the ability to direct the activities that most significantly impact the economic performance of the VIEs, it is not considered the primary beneficiary and therefore does not consolidate them. The Company’s maximum exposure to loss with respect to these investments is limited to the amortized cost of the Company’s investment, which was $4,569.4 and $4,571.5 as of December 31, 2014 and 2013, respectively.
Other Significant Accounting Policies
The following table includes significant accounting policies that are described in other notes to the financial statements, including the number of the note.

Significant Accounting Policy	Note #
Investments	4
Mortgage Loans	5
Derivative Financial Instruments	6
Fair Value of Financial Instruments	7
Deferred Policy Acquisition Costs	8
Deferred Sales Inducements	8
Stock-Based Compensation	9
Reinsurance	10
Liability for Unpaid Claims	11
Income Taxes	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

New Accounting Pronouncements

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Accounting Pronouncements Not Yet Adopted
ASU 2014-01, Investments (Topic 323) – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing (AFH) Projects
This ASU provides companies with the option to elect the proportional method of amortization for AFH investments if certain criteria are met. Under this method, a company would amortize the cost of its investment in proportion to the tax credits and other tax benefits received. Amortization would be presented as a component of income tax expense. The standard does not apply to other types of tax credit investments.
January 1, 2015
The Company will adopt the standard but does not intend to elect the proportional method of amortization for its AFH investments. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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
Participating securities are those for which the instrument holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. These securities include restricted stock issued to the Company's employees, as well as the Company's warrants, which were previously exercisable for 18,975,744 common shares. The warrants were held by wholly-owned subsidiaries of White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc., both related parties, and were net-share settled on June 20, 2013. Participating securities are included in basic and diluted earnings per share based on the application of the two-class method, for the portion of the period for which the securities were outstanding. Refer to Note 9 for discussion of these instruments.
For the years ended December 31, 2014, 2013 and 2012, 2,650,000 of stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were anti-dilutive.
The following table presents information relating to the Company’s calculations of basic and diluted earnings per share:

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$254.4	$220.7	$205.4
Denominator:
Weighted-average common shares outstanding — basic	116,306,640	126,609,326	138,018,424
Add: dilutive effect of certain equity instruments	3,564	4,259	5,557
Weighted-average common shares outstanding — diluted	116,310,204	126,613,585	138,023,981
Net income per common share:
Basic	$2.19	$1.74	$1.49
Diluted	$2.19	$1.74	$1.49

4. Investments
Available-for-Sale Securities
The Company classifies its investments in fixed maturities and certain marketable equity securities as available-for-sale and carries them at fair value. Fixed maturities primarily include bonds, mortgage-backed securities and redeemable preferred stock. See Note 7 for information on the valuation of these securities and additional disclosures regarding fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The Company reports net unrealized gains (losses) related to its available-for-sale securities in accumulated other comprehensive income (AOCI) in stockholders’ equity, net of related DAC and DSI adjustments and deferred income taxes. The cost of securities sold is determined using the specific-identification method.
The Company reports interest and dividends earned, including prepayment fees or interest-related make whole payments, in net investment income. Interest income for fixed maturities is recognized using the effective yield method. For mortgage-backed securities, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, the Company compares actual prepayments to anticipated prepayments and recalculates the effective yield to reflect actual payments plus anticipated future payments. The Company includes any resulting adjustment in net investment income in the current period.
When the collectibility of interest income for fixed maturities is considered doubtful, any accrued but uncollectible interest is deducted from investment income in the current period. The Company then places the securities on nonaccrual status, and they are not restored to accrual status until all delinquent interest and principal are paid.
Trading Securities
The Company is invested in common stock and, beginning in 2014, exchange-traded funds (ETFs), which are classified as trading. Changes in the fair value of the Company’s trading portfolio are recorded in net realized gains (losses) in the consolidated statements of income. Dividends earned on trading securities are reported in net investment income.
The following tables summarize the Company’s available-for-sale fixed maturities and marketable equity securities.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$404.8	$6.1	$(1.0)	$409.9
State and political subdivisions	789.7	40.1	(0.6)	829.2
Corporate securities	17,768.7	1,511.5	(87.7)	19,192.5
Residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4
Commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9
Other debt obligations	648.7	44.5	(0.7)	692.5
Total fixed maturities	23,646.5	1,831.1	(98.2)	25,379.4
Marketable equity securities, available-for-sale	112.9	8.6	(1.0)	120.5
Total	$23,759.4	$1,839.7	$(99.2)	$25,499.9

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$348.5	$2.1	$(6.2)	$344.4
State and political subdivisions	748.2	17.6	(14.3)	751.5
Corporate securities	16,470.9	1,083.8	(202.3)	17,352.4
Residential mortgage-backed securities	2,678.3	115.1	(37.4)	2,756.0
Commercial mortgage-backed securities	1,436.0	94.7	(12.3)	1,518.4
Other debt obligations	579.4	39.3	(3.7)	615.0
Total fixed maturities	22,261.3	1,352.6	(276.2)	23,337.7
Marketable equity securities, available-for-sale	129.0	5.9	(0.6)	134.3
Total	$22,390.3	$1,358.5	$(276.8)	$23,472.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The Company maintains a diversified portfolio of corporate fixed maturity securities across industries. The following table presents the composition of the Company’s corporate securities portfolio by sector:

	As of December 31, 2014		As of December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
Industrial	$3,468.3	18.1%	$3,237.2	18.7%
Consumer staples	2,861.5	14.9	2,681.5	15.5
Consumer discretionary	2,409.3	12.6	2,184.7	12.6
Health care	2,210.1	11.5	1,707.8	9.8
Utilities	2,139.6	11.1	1,917.7	11.1
Financial	2,042.2	10.6	1,819.2	10.5
Other	4,061.5	21.2	3,804.3	21.8
Total	$19,192.5	100.0%	$17,352.4	100.0%
The following tables summarize gross unrealized losses and fair values of the Company’s available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$38.4	$(0.2)	7	$59.9	$(0.8)	2
State and political subdivisions	9.3	(0.1)	3	39.3	(0.5)	12
Corporate securities	1,348.8	(44.0)	235	1,064.0	(43.7)	75
Residential mortgage-backed securities	191.5	(1.1)	15	241.0	(5.4)	40
Commercial mortgage-backed securities	54.9	(0.2)	4	52.8	(1.5)	8
Other debt obligations	81.7	(0.2)	10	29.9	(0.5)	3
Total fixed maturities	1,724.6	(45.8)	274	1,486.9	(52.4)	140
Marketable equity securities, available-for-sale	14.9	(0.7)	11	3.3	(0.3)	7
Total	$1,739.5	$(46.5)	$285	$1,490.2	$(52.7)	$147

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2013
Fixed maturities:
U.S. government and agencies	$102.7	$(6.2)	9	$—	$—	—
State and political subdivisions	278.7	(13.9)	44	5.4	(0.4)	3
Corporate securities	3,621.5	(150.7)	258	263.5	(51.6)	42
Residential mortgage-backed securities	680.0	(33.0)	95	52.4	(4.4)	22
Commercial mortgage-backed securities	261.9	(11.4)	17	14.2	(0.9)	9
Other debt obligations	152.0	(3.6)	15	0.6	(0.1)	3
Total fixed maturities	5,096.8	(218.8)	438	336.1	(57.4)	79
Marketable equity securities, available-for-sale	39.7	(0.6)	21	—	—	—
Total	$5,136.5	$(219.4)	$459	$336.1	$(57.4)	$79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

Based on National Association of Insurance Commissioners (NAIC) ratings as of December 31, 2014 and December 31, 2013, the Company held below-investment-grade fixed maturities with fair values of $1,126.6 and $1,267.5, respectively, and amortized costs of $1,111.9 and $1,229.7, respectively. These holdings amounted to 4.4% and 5.5% of the Company’s investments in fixed maturities at fair value as of December 31, 2014 and December 31, 2013, respectively.
The following table summarizes the amortized cost and fair value of fixed maturities as of December 31, 2014, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$810.9	$816.9
Over one year through five years	5,424.8	5,836.5
Over five years through ten years	9,058.0	9,402.9
Over ten years	3,783.4	4,494.7
Residential mortgage-backed securities	2,772.0	2,921.4
Commercial mortgage-backed securities	1,262.6	1,333.9
Other asset-backed securities	534.8	573.1
Total fixed maturities	$23,646.5	$25,379.4
The following table summarizes the Company’s net investment income:

	For the Years Ended December 31,
	2014	2013	2012
Fixed maturities	$1,136.7	$1,117.2	$1,124.7
Marketable equity securities, available-for-sale	5.2	3.8	3.4
Marketable equity securities, trading	12.6	12.9	13.1
Mortgage loans	215.7	190.2	172.0
Policy loans	3.5	3.7	3.9
Investments in limited partnerships	(23.9)	(16.5)	(19.2)
Other	4.4	4.3	5.3
Total investment income	1,354.2	1,315.6	1,303.2
Investment expenses	(33.7)	(30.6)	(28.0)
Net investment income	$1,320.5	$1,285.0	$1,275.2

 The following table summarizes the Company’s net realized gains (losses):

	For the Years Ended December 31,
	2014	2013	2012
Fixed maturities:
Gross gains on sales	$27.6	$11.7	$54.3
Gross losses on sales	(6.8)	(20.0)	(27.0)
Net impairment losses recognized in earnings	(14.1)	(18.3)	(29.0)
Other (1)	(7.4)	(2.4)	3.2
Total fixed maturities	(0.7)	(29.0)	1.5
Marketable equity securities, trading (2)	55.7	66.0	36.7
Other (3)	(14.1)	(4.1)	(7.8)
DAC and DSI adjustment	1.5	2.7	0.7
Net realized gains (losses)	$42.4	$35.6	$31.1
____________________

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company’s convertible securities.

(2)
This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $32.3, $41.1 and $37.7 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
This includes net gains (losses) on derivatives not designated for hedge accounting and other instruments including an embedded derivative related to the Company’s fixed indexed annuity (FIA) product and other instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

Other-Than-Temporary Impairments (OTTI)
The Company’s review of available-for-sale investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate that a credit loss exists.
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

For fixed maturities, the Company concludes that an OTTI has occurred if a security is underwater and there is an intent to sell the security or if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). Where a credit loss exists, the Company isolates the portion of the total unrealized loss related to a credit loss, which is recognized in realized gains (losses) on the consolidated statements of income, and the remainder is recorded as a non-credit OTTI through other comprehensive income.
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

•	Expected cash flows of the issuer;

•	Fundamentals of the industry in which the issuer operates;

•	Fundamentals of the issuer to determine what the Company would recover if the issuer were to file for bankruptcy or restructure its debt outside of bankruptcy;

•	Expectations regarding defaults and recovery rates;

•	Changes to the rating of the security by a rating agency;

•	Third party guarantees; and

•	Additional available market information.
Determination of Credit-Related OTTI on Structured Securities
To determine the recovery value for a structured security, including residential mortgage-, commercial mortgage- and other asset-backed securities, the Company performs an analysis including, but not limited to, the following:

•	Expected cash flows from the security;

•	Creditworthiness;

•	Delinquency ratios, debt-service coverage, and loan-to-value ratios on the underlying collateral;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

•	Underlying collateral values, vintage year and level of subordination;

•	Geographic concentrations; and

•	Susceptibility to prepayment and anti-selection due to changes in the interest rate environment.
The largest write-downs recorded through net realized gains (losses) on fixed maturities were related to investments in the following sectors:

	As of December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Energy	$8.9	63.1%	$0.7	3.8%	$1.0	3.4%
Materials	2.9	20.6	4.3	23.5	1.7	5.9
U.S. Federal Government (1)	1.2	8.5	6.2	33.9	—	—
Other	1.1	7.8	7.1	38.8	26.3	90.7
Net impairment losses recognized in earnings	$14.1	100.0%	$18.3	100.0%	$29.0	100.0%
____________________

(1)	Impairments on U.S. Federal Government securities are due to the Company's intent to sell.
The following table presents the severity and duration of the gross unrealized losses on the Company’s underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of December 31, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$38.5	$(17.3)	$33.3	$(12.3)
6 consecutive months or more	4.5	(2.8)	26.7	(18.4)
Total underwater by 20% or more	43.0	(20.1)	60.0	(30.7)
All other underwater fixed maturities	3,168.5	(78.1)	5,372.9	(245.5)
Total underwater fixed maturities	$3,211.5	$(98.2)	$5,432.9	$(276.2)
The Company reviewed its available-for-sale fixed maturities with unrealized losses as of December 31, 2014 and 2013 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. This conclusion is supported by the Company’s spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
As of December 31, 2014, there were $0.2 of gross unrealized losses related to available-for-sale marketable equity securities with a total fair value of $0.7 that were underwater by 20% or more. There were no such securities underwater by 20% or more as of December 31, 2013. As of December 31, 2014 and 2013, the Company has evaluated the near-term prospects of its available-for-sale equity securities with unrealized losses in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it had the ability and intent to hold these investments until a recovery of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (OCI) were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$23.1	$36.2	$32.5
Increases recognized in the current period:
For which an OTTI was not previously recognized	1.1	2.9	10.0
For which an OTTI was previously recognized	1.8	2.7	2.1
Decreases attributable to:
Securities sold or paid down during the period	(5.8)	(18.7)	(6.9)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	(0.1)	—	(1.5)
Balance, end of period	$20.1	$23.1	$36.2
_________________

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.
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
The Company’s mortgage loan portfolio is generally diversified by geographic region, loan size and scheduled maturity. As of December 31, 2014, the three states with the largest concentrations of the Company’s commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 29.1%, 10.8% and 8.4% of the total portfolio, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The following table sets forth the Company’s mortgage loans by risk category:

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,567.0	62.1%	$2,195.1	61.9%
Medium risk	994.2	24.1	843.5	23.8%
Higher risk	571.3	13.8	506.3	14.3%
Credit quality indicator total	4,132.5	100.0%	3,544.9	100.0%
Loans specifically evaluated for impairment (1)	2.0		2.0
Other (2)	(4.4)		(5.9)
Total	$4,130.1		$3,541.0
________________

(1)	As of December 31, 2014 and 2013, reserve amounts of $0.2 and $0.2, respectively, were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
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
The following table summarizes the activity in the Company’s allowance for mortgage loan losses, which includes portfolio and specific reserves:

	For the Years Ended December 31,
	2014	2013	2012
Allowance at beginning of period	$8.1	$7.9	$7.4
Provision for specific loans	—	0.2	1.9
Provision for loans not specifically identified	—	—	0.8
Charge-offs	—	—	(2.2)
Allowance at end of period	$8.1	$8.1	$7.9
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of December 31, 2014, one loan with an outstanding balance of $1.5 was considered non-performing. There were no such loans as of December 31, 2013.
6. Derivative Instruments
The Company uses derivative financial instruments to hedge certain portions of its exposure to equity market risk, interest rate risk and foreign currency exchange risk. Derivative financial instruments currently held consist primarily of Standard & Poor’s 500 Index® (S&P 500) options, interest rate swaps, foreign currency swaps and foreign currency forwards. Derivative instruments may be exchange-traded or contracted in the over-the-counter (OTC) market. The Company has established policies for managing its derivatives, including prohibitions on derivatives market-making and other speculative derivatives activities. All of the Company’s derivative financial instruments are individually recognized at fair value as either assets within other invested assets, or liabilities within other liabilities in the consolidated balance sheets.
The accounting for changes in the fair value of derivative instruments depends on whether it qualifies and has been designated for hedge accounting. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship.
When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of OCI and reclassified into net income in the same period during which the hedged transaction affects net income. Any hedge ineffectiveness is recorded in the consolidated statements of income within net realized gains (losses). If a derivative instrument does not qualify, or is not designated for hedge accounting, the changes in its fair value are recorded in the consolidated statements of income within net realized gains (losses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

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
The Company also issues fixed indexed annuity contracts that contain embedded derivatives, which are recorded at fair value in funds held under deposit contracts in the consolidated balance sheets.
Derivative Exposure
The following table sets forth the fair value of the Company’s derivative instruments. In the consolidated balance sheets, derivative contracts in an asset position are included in other invested assets, derivative contracts in a liability position are included in other liabilities, and embedded derivative liabilities are included in funds held under deposit contracts.

	As of December 31, 2014			As of December 31, 2013
		Fair Value			Fair Value
	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	$158.5	$5.4	$—	$97.1	$4.6	$—
Foreign currency swaps	638.6	14.9	10.2	440.4	—	28.4
Total derivatives designated as hedges	$797.1	$20.3	$10.2	$537.5	$4.6	$28.4
Derivatives not designated as hedges
Equity index options	$2,055.9	$71.0	$0.1	$1,060.9	$38.8	$1.6
Foreign currency forwards	18.3	0.1	—	49.3	0.3	0.4
Embedded derivatives	—	—	230.1	—	—	92.1
Other derivatives	25.3	0.2	0.4	66.0	0.3	—
Total derivatives not designated as hedges	2,099.5	71.3	230.6	1,176.2	39.4	94.1
Total derivatives	$2,896.6	$91.6	$240.8	$1,713.7	$44.0	$122.5
Equity Market Contracts and Embedded Derivatives
The Company uses call options, mainly based on the S&P 500, as part of its equity market risk management strategy. The Company offers a FIA contract that permits the contract holder to allocate all or a portion of their account value to an equity market component, where interest credited to the contract is linked to index performance, subject to caps set by the Company. The contract holders may elect to rebalance index options at renewal dates, typically annually. As of each renewal date, the Company has the opportunity to re-price the indexed component by establishing cap rates, subject to minimum guarantees. The Company transacts in call options that are correlated to the portfolio allocation decisions of the contract holders, such that the Company is economically hedged with respect to equity returns for the current interest term. These derivatives are not designated for hedge accounting.
The index-based crediting feature in these contracts is an embedded derivative instrument that is bifurcated from the host contract for measurement purposes, because it possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract. The embedded derivative, which is reported with the host instrument as funds held under deposit contracts in the consolidated balance sheets, is carried at fair value with changes in fair value recognized in net realized gains (losses).
Foreign Currency Contracts
The Company uses foreign currency swaps and forwards as part of its foreign currency risk management strategy, to reduce risks from changes in currency exchange rates with respect to the Company's investments denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with other parties to exchange, at specified intervals, one currency for another at a specified rate of exchange. Generally, the notional amount of each currency is exchanged at the maturity of the currency swap by each party. These derivatives qualify and are designated as cash flow hedges, and accumulated gains (losses) are reclassified into income when interest and principal payments on the underlying foreign bonds are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

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
Interest Rate Swaps
The Company uses interest rate swaps as part of its interest rate risk management strategy. In an interest rate swap, the Company agrees with other parties to exchange, at specified intervals, the difference between floating-rate and fixed-rate interest amounts calculated by reference to an agreed upon notional principal amount. The Company primarily uses interest rate swaps to synthetically convert variable rate fixed maturities to fixed rate securities. These derivatives qualify and are designated as cash flow hedges, and accumulated gains (losses) are reclassified into income when interest payments on the underlying bonds are received.
Collateral Arrangements and Offsetting of Financial Instruments
The Company’s derivative contracts are typically governed by an International Swaps and Derivatives Association (ISDA) Master Agreement, except for foreign currency forwards which do not require an ISDA. For each ISDA, the Company and the counterparty have also entered into a credit support annex (CSA) to reduce the risk of counterparty default in derivative transactions by requiring the posting of cash collateral or other financial assets. The CSA requires either party to post collateral when net exposures from all derivative contracts between the parties exceed pre-determined contractual thresholds, which vary by counterparty. The amount of net exposure is the difference between the derivative contract’s fair value and the fair value of the collateral held for such agreements with each counterparty. Collateral amounts required to be posted or received are determined daily based on the net exposure with each counterparty under a master netting agreement. The Company does not offset recognized collateral amounts pledged or received against the fair value amounts recognized for derivative contracts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The following tables present the potential effect of netting arrangements by counterparty on the Company’s consolidated balance sheets:

	As of December 31, 2014
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$12.0	$—	$(12.0)	$—
B	20.2	—	(14.0)	6.2
C	12.0	—	(12.0)	—
D	14.9	—	(14.9)	—
F	24.0	—	(24.0)	—
Other	8.5	—	(6.7)	1.8
Total derivative assets	$91.6	$—	$(83.6)	$8.0

	As of December 31, 2014
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$1.2	$—	$—	$1.2
B	6.7	(1.9)	(0.7)	4.1
E	2.4	—	—	2.4
Other	0.4	—	—	0.4
Total derivative liabilities (1)	$10.7	$(1.9)	$(0.7)	$8.1
_______________________
(1) Excludes $230.1 of embedded derivatives which have no counterparty.

	As of December 31, 2013
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$4.4	$—	$(0.2)	$4.2
B	11.0	—	(3.0)	8.0
C	17.7	—	(17.4)	0.3
D	9.1	—	(6.9)	2.2
Other	1.8	—	—	1.8
Total derivative assets	$44.0	$—	$(27.5)	$16.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

	As of December 31, 2013
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$5.3	$—	$—	$5.3
B	16.9	—	(0.2)	16.7
E	5.1	(2.8)	—	2.3
Other	3.1	—	—	3.1
Total derivative liabilities (1)	$30.4	$(2.8)	$(0.2)	$27.4
(1) Excludes $92.1 of embedded derivatives which have no counterparty.
Derivatives Designated as Hedges
The following table presents the amount of gain (loss) recognized in OCI on derivatives that qualify as cash flow hedges:

	For the Years Ended December 31,
	2014	2013	2012
Interest rate swaps	$3.6	$(2.8)	$4.1
Foreign currency swaps	34.5	(24.0)	(4.3)
Total	$38.1	$(26.8)	$(0.2)
See Note 9 for amounts reclassified out of AOCI into net income for the years ended December 31, 2014, 2013 and 2012. The Company expects to reclassify net gains of $6.4 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.
As of December 31, 2014, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately fifteen years. The Company recorded no ineffectiveness for cash flow hedging relationships for the years ended December 31, 2014, 2013 or 2012.
Derivatives Not Designated as Hedges
The following table shows the effect of derivatives not designated as hedges in the consolidated statements of income, which is recorded in net realized gains (losses):

	For the Years Ended December 31,
	2014	2013	2012
Equity index options	$33.4	$21.4	$0.4
Foreign currency forwards	1.3	0.9	(0.4)
Embedded derivatives	(38.7)	(23.0)	(1.2)
Other derivatives	2.5	(1.9)	(0.3)
Total	$(1.5)	$(2.6)	$(1.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The following tables present the fair value of the Company’s financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those measured at fair value on a recurring basis and those not carried at fair value, but for which disclosure of fair value is required.

	As of December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$409.9	$409.9	$—	$409.9	$—
State and political subdivisions	829.2	829.2	—	829.2	—
Corporate securities	19,192.5	19,192.5	—	19,120.9	71.6
Residential mortgage-backed securities	2,921.4	2,921.4	—	2,921.4	—
Commercial mortgage-backed securities	1,333.9	1,333.9	—	1,331.4	2.5
Other debt obligations	692.5	692.5	—	620.8	71.7
Total fixed maturities, available-for-sale	25,379.4	25,379.4	—	25,233.6	145.8
Marketable equity securities, available-for-sale	120.5	120.5	62.8	57.7	—
Marketable equity securities, trading	532.0	532.0	531.6	—	0.4
Investments in limited partnerships, alternative investments	71.5	71.5	—	—	71.5
Other invested assets:
Equity index options	71.0	71.0	—	68.6	2.4
Other	24.8	24.8	0.6	20.7	3.5
Total other invested assets	95.8	95.8	0.6	89.3	5.9
Total investments carried at fair value	26,199.2	26,199.2	595.0	25,380.6	223.6
Separate account assets	949.8	949.8	949.8	—	—
Total assets at fair value	$27,149.0	$27,149.0	$1,544.8	$25,380.6	$223.6
Financial liabilities:
Embedded derivatives	230.1	230.1	—	—	230.1
Foreign currency swaps	10.2	10.2	—	10.2	—
Total liabilities at fair value	$240.3	$240.3	$—	$10.2	$230.1

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$4,130.1	$4,375.8	$—	$—	$4,375.8
Investments in limited partnerships, tax credit investments	238.4	226.6	—	226.6	—
Cash and cash equivalents	158.8	158.8	158.8	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$13,686.8	$14,004.2	$—	$—	$14,004.2
Income annuities	6,527.1	8,452.5	—	—	8,452.5
Notes payable:
Capital Efficient Notes (CENts)	149.9	155.6	—	155.6	—
Senior notes	547.3	569.6	—	569.6	—
_______________________

(1)	The carrying value of this balance excludes $6,388.7 of liabilities related to insurance contracts and embedded derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

	As of December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$344.4	$344.4	$—	$327.0	$17.4
State and political subdivisions	751.5	751.5	—	751.5	—
Corporate securities	17,352.4	17,352.4	—	17,324.4	28.0
Residential mortgage-backed securities	2,756.0	2,756.0	—	2,755.8	0.2
Commercial mortgage-backed securities	1,518.4	1,518.4	—	1,512.6	5.8
Other debt obligations	615.0	615.0	—	486.2	128.8
Total fixed maturities, available-for-sale	23,337.7	23,337.7	—	23,157.5	180.2
Marketable equity securities, available-for-sale	134.3	134.3	77.4	56.9	—
Marketable equity securities, trading	474.4	474.4	474.1	—	0.3
Investments in limited partnerships, alternative investments	31.2	31.2	—	—	31.2
Other invested assets	47.8	47.8	0.6	5.2	42.0
Total investments carried at fair value	24,025.4	24,025.4	552.1	23,219.6	253.7
Separate account assets	978.4	978.4	978.4	—	—
Total assets at fair value	$25,003.8	$25,003.8	$1,530.5	$23,219.6	$253.7
Financial liabilities:
Embedded derivatives	92.1	92.1	—	—	92.1
Total liabilities at fair value	$92.1	$92.1	$—	$—	$92.1

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$3,541.0	$3,664.6	$—	$—	$3,664.6
Investments in limited partnerships, tax credit investments	265.1	258.0	—	258.0	—
Cash and cash equivalents	76.0	76.0	76.0	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$12,017.0	$11,884.2	$—	$—	$11,884.2
Income annuities	6,514.3	7,548.0	—	—	7,548.0
Notes payable:
Capital Efficient Notes (CENts)	149.9	156.2	—	156.2	—
Senior notes	299.6	319.3	—	319.3	—
_________________

(1)	The carrying value of this balance excludes $6,111.6 of liabilities related to insurance contracts and embedded derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

Financial Instruments Measured at Fair Value on a Recurring Basis
Fixed Maturities
The vast majority of the Company’s fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of December 31, 2014 and 2013, respectively, pricing services provided prices for 96.0% and 96.6% of the Company’s fixed maturities.
As of December 31, 2014, the Company had $929.0 or 3.7%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company’s investments in private placement securities resulted in the classification of $870.7, or 93.7%, as Level 2 measurements as of December 31, 2014. As of December 31, 2013, the Company had $653.7, or 2.8%, of its fixed maturities invested in private placement securities, of which $635.6, or 97.2%, were classified as Level 2 measurements.
Corporate Securities
As of December 31, 2014 and 2013, the fair value of the Company’s corporate securities classified as Level 2 measurements was $19,120.9 and $17,324.4, respectively. The following table presents additional information about the composition of the Level 2 corporate securities:

	As of December 31, 2014			As of December 31, 2013
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,468.3	18.1%	226	$3,237.3	18.7%	223
Consumer staples	2,855.1	14.9	162	2,681.6	15.5	159
Consumer discretionary	2,409.3	12.6	199	2,184.7	12.6	184
Health care	2,175.4	11.4	122	1,699.5	9.8	111
Utilities	2,119.1	11.1	154	1,897.9	11.0	146
Financials	2,032.2	10.6	162	1,819.2	10.5	158

Weighted-average coupon rate	5.30%			5.60%
Weighted-average remaining years to contractual maturity	9.1			9.6
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
As of December 31, 2014 and 2013, $770.6, or 4.0%, and $523.5, or 3.0%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 60 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation and thus management does not believe it prohibits Level 2 classification.
Residential Mortgage-backed Securities
As of December 31, 2014 and 2013, the fair value of the Company’s residential mortgage-backed securities (RMBS) classified as Level 2 measurements was $2,921.4 and $2,755.8, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.18% and 4.39% as of December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

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
Agency securities comprised 87.9% and 89.2% of the Company’s Level 2 RMBS as of December 31, 2014 and 2013, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of December 31, 2014		As of December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$159.6	45.1%	$42.5	14.2%
AA through BBB	56.1	15.9	88.0	29.5
BB & below	138.1	39.0	167.8	56.3
Total non-agency RMBS	$353.8	100.0%	$298.3	100.0%
Non-agency RMBS with super senior subordination	$240.4	67.9%	$178.3	59.8%
As of December 31, 2014 and 2013, the Company’s non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.0% and 8.8%, respectively. As of December 31, 2014 and 2013, $72.8 and $110.3, or 20.6% and 37.0%, respectively, of the Company’s non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
As of December 31, 2014 and 2013, the fair value of the Company’s commercial mortgage-backed securities (CMBS) classified as Level 2 measurements was $1,331.4 and $1,512.6, respectively. The weighted-average coupon rate on these securities was 4.65% and 4.82% as of December 31, 2014 and 2013, respectively.
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
The Company’s Level 2 CMBS securities were primarily non-agency securities, which comprised 87.8% and 83.3% of Level 2 CMBS as of December 31, 2014 and 2013, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 32.8% and 31.4% as of December 31, 2014 and 2013, respectively, and 96.8% and 98.7% were in the most senior tranche as of December 31, 2014 and 2013, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of December 31, 2014	As of December 31, 2013
	% of Total	% of Total
Significant underlying collateral locations:
New York	24.5%	21.8%
California	10.7	11.7
Florida	7.8	7.5
Texas	7.1	7.3
Significant underlying collateral property types:
Office buildings	33.4%	32.6%
Retail shopping centers	29.8	31.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

Marketable Equity Securities
Marketable equity securities are investments in common stock (mainly in publicly traded companies), ETFs, and certain nonredeemable preferred stocks. When the fair values of the Company’s marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair values of nonredeemable preferred stocks are determined by pricing services utilizing evaluated pricing models and are classified as a Level 2 measurement. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.
Investments in Limited Partnerships
Investments in limited partnerships recorded at fair value relate to the Company's alternative investments. The fair value is approximated based upon the Company’s proportionate interest in the underlying partnership or fund’s net asset values (NAV). The Company is generally unable to liquidate these investments during the remaining term of the partnership or fund, which range from three to thirteen years. As such, the Company classifies these securities as a Level 3 measurement.
Equity Index Options
Equity index options consist primarily of S&P 500 options. As of December 31, 2014, the fair values of these index options were determined using option pricing models. Significant inputs include index implied volatilities, index dividend yields, index prices, a risk-free rate, option term and option strike price. As these inputs are observable, the equity index options are classified as a Level 2 measurement.
Separate Accounts
Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as a Level 1 measurement.
Embedded Derivatives
Embedded derivatives relate to the Company’s FIA product, which credits interest to the policyholder’s account balance based on increases in selected indexes, primarily the S&P 500. See Note 6 for further discussion of the embedded derivative. The fair value reflects the excess of the projected benefits based on the indexed fund value over the projected benefits based on the guaranteed fund value. The excess benefits are projected using best estimates for surrenders, mortality and indexed fund interest, and discounted at a risk-free rate plus a spread for nonperformance and policyholder behavior risk. Because the estimates utilize significant unobservable inputs, the Company classifies the embedded derivatives as a Level 3 measurement.
Foreign Currency Swaps
Foreign currency swaps are valued using an income approach. These swaps are priced utilizing a discounted cash flow model. The significant inputs include the projected cash flows, currency spot rates, swap yield curve and cross currency basis curve. As these inputs are observable, the foreign currency swaps are classified as a Level 2 measurement.
Other Financial Instruments Subject to Fair Value Disclosure Requirements
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents, which are reported at cost and approximate fair value, were $16.6 and $37.8 as of December 31, 2014 and 2013, respectively. These are classified as a Level 1 measurement.

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
The fair values of funds held under deposit contracts related to investment-type contracts are estimated based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

and discounted at a risk-free rate plus a spread for nonperformance and policyholder behavior risk. Because these estimates utilize significant unobservable inputs, the Company classifies funds held under deposit contracts as a Level 3 measurement.
The fair value of the Company’s notes payable is determined by an independent pricing service utilizing evaluated pricing models, consistent with how fair value was determined for the majority of its corporate securities. The use of observable inputs resulted in the classification of notes payable as a Level 2 measurement.
Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables present additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the years ended December 31, 2014 and 2013:

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2014	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of December 31, 2014
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.4	$—	$—	$(17.4)	$—	$—	$—	$—	$—
Corporate securities	28.0	41.4	—	—	(0.7)	—	2.9	—	71.6
Residential mortgage-backed securities	0.2	—	(0.1)	—	(0.2)	—	0.1	—	—
Commercial mortgage-backed securities	5.8	—	—	—	(3.3)	—	0.1	(0.1)	2.5
Other debt obligations	128.8	—	—	(56.9)	(1.3)	—	1.1	—	71.7
Total fixed maturities, available-for-sale	180.2	41.4	(0.1)	(74.3)	(5.5)	—	4.2	(0.1)	145.8
Marketable equity securities, trading	0.3	—	—	—	0.3	(0.2)	—	—	0.4
Investments in limited partnerships	31.2	37.9	—	—	(1.4)	2.7	—	1.1	71.5
Other invested assets:
Equity index options	38.8	2.5	—	(37.0)	(1.6)	0.2	—	(0.5)	2.4
Other	3.2	1.7	—	—	(2.4)	0.4	—	0.6	3.5
Total other invested assets	42.0	4.2	—	(37.0)	(4.0)	0.6	—	0.1	5.9
Total Level 3 assets	$253.7	$83.5	$(0.1)	$(111.3)	$(10.6)	$3.1	$4.2	$1.1	$223.6
Financial Liabilities:
Embedded derivatives	92.1	100.6	(1.3)	—	—	38.7	—	—	230.1
Total Level 3 liabilities	$92.1	$100.6	$(1.3)	$—	$—	$38.7	$—	$—	$230.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2013	Purchases and issues(1)	Sales and settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of December 31, 2013
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$18.0	$—	$—	$—	$—	$(0.6)	$—	$17.4
Corporate securities	38.9	—	—	6.2	(13.6)	—	(3.4)	(0.1)	28.0
Residential mortgage-backed securities	—	—	—	0.2	(0.1)	—	0.1	—	0.2
Commercial mortgage-backed securities	18.8	—	—	—	(12.5)	—	(0.5)	—	5.8
Other debt obligations	73.0	91.7	—	(28.7)	(2.3)	—	(4.9)	—	128.8
Total fixed maturities, available-for-sale	130.7	109.7	—	(22.3)	(28.5)	—	(9.3)	(0.1)	180.2
Marketable equity securities, available-for-sale	5.0	—	—	(5.0)	—	—	—	—	—
Marketable equity securities, trading	0.2	—	—	—	—	0.1	—	—	0.3
Investments in limited partnerships	28.6	7.5	—	—	(8.9)	2.5	—	1.5	31.2
Other invested assets	7.8	26.1	—	—	(13.6)	14.8	—	6.9	42.0
Total Level 3 assets	$172.3	$143.3	$—	$(27.3)	$(51.0)	$17.4	$(9.3)	$8.3	$253.7
Financial Liabilities:
Embedded derivatives	14.1	55.2	(0.2)	—	—	23.0	—	—	92.1
Total Level 3 liabilities	$14.1	$55.2	$(0.2)	$—	$—	$23.0	$—	$—	$92.1
_______________

(1)	Issues and settlements are related to the Company’s embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $27.4 and $6.9 for the years ended December 31, 2014 and 2013. Gross transfers out of Level 3 were $(138.7) and $(34.2) for the years ended December 31, 2014 and 2013, respectively, related to fixed maturities for which observable inputs became available. Additionally, transfers out included a change in valuation methodology for equity index options during the first quarter of 2014 to a method that uses significant observable inputs. Such securities are now classified as Level 2.

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

8. Deferred Policy Acquisition Costs and Deferred Sales Inducements
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
The Company amortizes deferred acquisition costs for deferred annuity contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the estimated future gross profits. The Company makes assumptions as to lapse rates, mortality experience, maintenance expenses, crediting rates, and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to DAC amortization. The Company regularly evaluates its assumptions and, when necessary, revises the estimated gross profits of these contracts, resulting in assumption and experience unlocking adjustments to DAC amortization. When such estimates are revised, the impact is recorded in the consolidated statements of income.
The Company amortizes acquisition costs for traditional individual life insurance policies over the premium paying period of the related policies, using assumptions consistent with those used in computing policy reserves. The Company amortizes acquisition costs for immediate annuities using a constant yield approach.
The Company adjusts the unamortized DAC balance for the effect of net unrealized gains and losses on securities and embedded derivatives as if they had been realized as of the balance sheet date. The Company includes the impact of this adjustment, net of tax, in AOCI. The Company also adjusts its unamortized DAC balance for the effect of realized gains and losses including changes in fair value of the embedded derivatives for the Company's FIA policy assets. These adjustments are recognized in net realized gains (losses) in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

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
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Years Ended December 31,
	2014	2013	2012
Unamortized balance at beginning of period	$419.9	$367.9	$368.4
Deferral of acquisition costs	171.4	122.3	65.2
Adjustments for realized (gains) losses	0.7	2.1	0.3
Amortization — excluding unlocking	(67.0)	(61.6)	(62.0)
Amortization — impact of assumption and experience unlocking	(11.1)	(10.8)	(4.0)
Unamortized balance at end of period	513.9	419.9	367.9
Accumulated effect of net unrealized gains	(118.8)	(97.4)	(212.1)
Balance at end of period	$395.1	$322.5	$155.8
The Company conducts regular recoverability analyses for its DAC asset balances associated with deferred and immediate annuity, universal life, traditional life, and group life and DI contracts. The Company compares the current DAC asset balances with the estimated present value of future profitability of the underlying business. The DAC asset balances are considered recoverable if the present value of future profits is greater than the current DAC asset balance. As of December 31, 2014 and 2013, all of the DAC asset balances were considered recoverable.
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
Similar to DAC, the Company amortizes deferred sales inducements for deferred annuity contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the estimated future gross profits. The Company makes assumptions as to lapse rates, mortality experience, maintenance expenses, crediting rates, and investment performance. Actual profits can vary from the estimates and can thereby result in increases or decreases to DSI amortization. The Company regularly evaluates its assumptions and, when necessary, revises the estimated gross profits of these contracts, resulting in assumption and experience unlocking adjustments to DSI amortization. When such estimates are revised, the impact is recorded in the consolidated statements of income. Deferred sales inducement balances are subject to regular recoverability testing to ensure that capitalized amounts do not exceed the present value of estimated gross profits. As of December 31, 2014 and 2013, all of the deferred sales inducement balances were considered recoverable.
The Company adjusts the unamortized DSI balance for the effect of net unrealized gains and losses on securities as if they had been realized as of the balance sheet date. The Company includes the impact of this adjustment, net of tax, in AOCI. The Company also adjusts its unamortized DSI balance for the effect of realized gains and losses. These adjustments are recognized in net realized gains (losses) in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Years Ended December 31,
	2014	2013	2012
Unamortized balance at beginning of period	$154.8	$153.4	$142.0
Capitalizations	31.4	49.5	49.7
Adjustments for realized (gains) losses	0.8	0.6	0.3
Amortization — excluding unlocking	(42.0)	(41.2)	(36.5)
Amortization — impact of assumption and experience unlocking	(8.3)	(7.5)	(2.1)
Unamortized balance at end of period	136.7	154.8	153.4
Accumulated effect of net unrealized gains	(79.6)	(76.7)	(128.6)
Balance at end of period	$57.1	$78.1	$24.8
9. Stockholders' Equity
The following tables summarize the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the years ended December 31, 2014, 2013 and 2012:

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2014	$737.8	$(14.2)	$(113.1)	$(16.9)	$593.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	393.8	(1.4)	(17.3)	24.7	399.8
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(2.5)	(2.5)
Foreign currency swaps	—	—	—	(1.4)	(1.4)
Net realized (gains) losses	(2.1)	3.3	(1.5)	—	(0.3)
Total provision (benefit) for income taxes	0.7	(1.2)	0.5	1.4	1.4
Total reclassifications from AOCI, net of taxes	(1.4)	2.1	(1.0)	(2.5)	(2.8)
Other comprehensive income (loss) after reclassifications	392.4	0.7	(18.3)	22.2	397.0
Balance as of December 31, 2014	$1,130.2	$(13.5)	$(131.4)	$5.3	$990.6

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2013	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(893.6)	(1.6)	110.1	(17.4)	(802.5)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(2.2)	(2.2)
Foreign currency swaps	—	—	—	(0.1)	(0.1)
Net realized (gains) losses	32.6	10.9	(2.7)	—	40.8
Total provision (benefit) for income taxes	(11.4)	(3.9)	0.9	0.8	(13.6)
Total reclassifications from AOCI, net of taxes	21.2	7.0	(1.8)	(1.5)	24.9
Other comprehensive income (loss) after reclassifications	(872.4)	5.4	108.3	(18.9)	(777.6)
Balance as of December 31, 2013	$737.8	$(14.2)	$(113.1)	$(16.9)	$593.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

	Net unrealized gains (losses) on available-for- sale securities	OTTI on fixed maturities not related to credit losses (2)	Adjustment for DAC and DSI	Net gains (losses) on cash flow hedges	Accumulated other comprehensive income
Balance as of January 1, 2012	$1,236.6	$(37.3)	$(175.5)	$3.5	$1,027.3
Other comprehensive income (loss) before reclassifications, net of taxes (1)	373.7	(5.3)	(45.4)	(0.1)	322.9
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(2.1)	(2.1)
Net realized (gains) losses	(0.2)	35.3	(0.7)	—	34.4
Total provision (benefit) for income taxes	0.1	(12.3)	0.2	0.7	(11.3)
Total reclassifications from AOCI, net of taxes	(0.1)	23.0	(0.5)	(1.4)	21.0
Other comprehensive income (loss) after reclassifications	373.6	17.7	(45.9)	(1.5)	343.9
Balance as of December 31, 2012	$1,610.2	$(19.6)	$(221.4)	$2.0	$1,371.2
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $212.0, $(0.8), $(9.4), $13.4 and $215.2, respectively, for the year ended December 31, 2014, net of taxes of $(481.1), $(0.9), $59.2, $(9.4) and $(432.2), respectively, for the year ended December 31, 2013, and net of taxes of $201.1, $(2.8), $(24.4), $(0.1) and $173.8, respectively, for the year ended December 31, 2012.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).

Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

	Common Shares As of December 31,
	2014	2013	2012
Beginning Balance	117,730,757	119,087,677	118,637,379
Common stock issued (1)	1,790	5,300,569	—
Restricted stock issued, net	195,346	254,579	379,158
Employee stock purchase plan shares issued	110,287	133,122	141,619
Common stock repurchased (2)	(2,240,729)	(7,045,190)	(70,479)
Ending Balance	115,797,451	117,730,757	119,087,677
___________________

(1)	The 2013 activity includes 5,297,758 shares of common stock issued from the settlement of warrants.

(2)
Represents shares of common stock repurchased pursuant to the Company’s stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company’s Equity Plan.

On February 1, 2013, the Company’s board of directors authorized the repurchase, at management’s discretion, of up to 10,000,000 shares of the Company’s outstanding common stock. The authorization was increased to 16,000,000 shares on May 21, 2013. The Company has repurchased 9,053,303 shares under the program as of December 31, 2014. This includes 6,089,999 shares purchased on May 17, 2013 from a related party in a privately negotiated transaction for a total of $81.8.
Stock-Based Compensation
As of December 31, 2014, the Company had two stock-based compensation plans: the Symetra Financial Corporation Equity Plan, amended and restated on March 5, 2014, (the "Equity Plan") and the Symetra Financial Corporation Employee Stock Purchase Plan, amended and restated on May 11, 2010, (the "Stock Purchase Plan").
The Equity Plan authorizes the Company to issue various types of awards, including restricted stock, stock options, stock appreciation rights, restricted stock units, performance shares, performance units and other types of awards to employees, directors and consultants. A total of 7,830,000 shares are authorized for issuance under the Equity Plan, and 4,074,216 shares are available for future issuance as of December 31, 2014.
The Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock at a 15% discount from the market price. A total of 870,000 shares are authorized for issuance under this plan. As of December 31, 2014, 328,593 shares are available for future issuance under the Stock Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

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
Stock-based compensation expense for restricted shares, recognized in other underwriting and operating expenses in the consolidated statements of income, was $3.6, $3.5, and $3.5 for the years ended December 31, 2014, 2013 and 2012, respectively. The related income tax benefit for the years ended December 31, 2014, 2013 and 2012 was $1.3, $1.2 and $1.2, respectively.
The following table summarizes the Company’s restricted share activity for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Fair Value
Outstanding as of January 1, 2014	650,197	$11.53
Shares granted	212,202	20.33
Shares vested	(369,941)	10.13
Shares forfeited	(16,856)	13.90
Outstanding as of December 31, 2014	475,602	$16.46
As of December 31, 2014, unrecognized compensation cost for restricted shares was $3.8 and is expected to be recognized over the weighted average of 1.4 years.
Stock Options
The Company issued 2,950,000 options during the year ended December 31, 2010, that have an exercise price of $26.70. The price reflects a non-discretionary equitable adjustment made, in accordance with the terms of the Company’s Equity Plan, for the special $1.30 cash dividend paid to stockholders during the fourth quarter of 2014.  There was no incremental compensation cost recognized as a result of this adjustment. These options vest on June 30, 2017 and expire one year thereafter. The weighted average grant-date fair value of the awards was $2.73 per share. No options have been granted after December 31, 2010. As of December 31, 2014 and 2013, 2,650,000 options were outstanding, none of which were exercisable.
The Company measures compensation cost for stock awards at fair value on the grant date and recognizes such cost, net of estimated forfeitures, over the requisite service period (generally seven years). Stock options are valued using the Black-Scholes valuation model. Stock-based compensation expense for stock options was $1.0, $0.9 and $0.5 for the years ended December 31, 2014, 2013 and 2012 respectively, and the related tax benefit was $0.4, $0.3 and $0.2.
Outstanding options have a remaining contractual term of 3.5 years and no intrinsic value as of December 31, 2014. As of December 31, 2014, unrecognized compensation cost for stock options was $2.4 and is expected to be recognized over the next 2.5 years.
Performance Units
During 2014, 2013 and 2012, the Company granted performance units to various members of management under the Equity Plan. The value of each performance unit is determined at the discretion of the Company’s board of directors based on the success of the Company over a three-year period. These are accounted for as liability awards, as the Company intends or is required to settle such awards in cash. The Company recognized $8.0, $6.4 and $4.7 in expense related to performance units granted under the Equity Plan for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

10. Reinsurance
The Company reinsures portions of its insurance risk, primarily in the Individual Life and Benefits segments, in order to spread risk, limit losses and minimize exposure to significant risks. Beginning in 2014, we also utilize inter-company reinsurance agreements to manage our statutory capital position.
In the Benefits segment, the Company reinsures portions of risk associated with its group life and DI and medical stop-loss businesses. The Company typically reinsures its group life mortality risk in excess of $0.25 per individual, per line of coverage. For policies issued on or after August 1, 2014, the Company fully retains its short-term disability risk, and for policies issued on or after April 1, 2014, the Company reinsures 75% of its long-term disability risk. The Company reinsures its exposure to medical stop-loss in excess of $1.0 for aggregate policy claims and $1.5 for specific policy claims. The Company also has catastrophic coverage for its group life policies.
In the Individual Life segment, the Company reinsures portions of its risk associated with its universal life, term life, BOLI and variable COLI products. Coverage under these reinsurance agreements varies by product, policy issue year and issue age of the insured. For policies issued during 2014, the Company retained face values to $3.0 per policy. For policies issued after November 11, 2014, most of the Company's newly issued fully underwritten term life was 50% reinsured.
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
The following table sets forth net life insurance in force:

	As of December 31,
	2014	2013	2012
Direct life insurance in force	$66,931.6	$60,554.7	$55,750.6
Amounts assumed from other companies	184.8	213.2	215.5
Amounts ceded to other companies	(22,628.9)	(21,635.5)	(24,153.4)
Net life insurance in force	$44,487.5	$39,132.4	$31,812.7
Percentage of amount assumed to net	0.42%	0.54%	0.68%
Percentage of amount ceded to direct	33.81%	35.73%	43.32%
The Company evaluates the financial condition of its reinsurers to monitor its exposure to losses from reinsurer insolvencies. As of December 31, 2014, $116.3 or 35.4%, of the reinsurance recoverable was related to one reinsurer. The Company analyzes reinsurance recoverables according to the credit ratings and financial health of its reinsurers and is not aware of its major reinsurers currently experiencing financial difficulties. Of the total amount due from reinsurers as of both December 31, 2014 and 2013, 99.5% were with reinsurers rated A- or higher by A.M. Best. The Company had no write-offs or reserve for uncollectible reinsurance in 2014, 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

Reinsurance recoverables are composed of the following amounts:

	As of December 31,
	2014	2013
Life insurance
Reinsurance recoverables on:
Funds held under deposit contracts	$94.4	$92.1
Future policy benefits	145.6	142.9
Policy and contract claims	5.0	3.7
Paid claims, expense allowance, premium tax recoverables and other	3.8	1.5
Total life insurance	248.8	240.2
Accident and health insurance
Reinsurance recoverables on:
Future policy benefits	75.4	60.7
Policy and contract claims	3.3	4.6
Paid claims, expense allowance and premium tax recoverables	1.2	5.3
Total accident and health insurance	79.9	70.6
Total reinsurance recoverables	$328.7	$310.8
The following table sets forth the effect of reinsurance on premiums and policy fees and contract charges. It is disaggregated by accident and health and life insurance products, which are short- and long-duration contracts, respectively.

	For the Years Ended December 31,
	2014	2013	2012
Premiums:
Direct:
Accident and health	$592.6	$601.9	$567.1
Life insurance	104.8	92.4	86.4
Total	697.4	694.3	653.5
Total Assumed	—	0.1	16.3
Ceded:
Accident and health	(30.9)	(29.2)	(23.6)
Life insurance	(37.4)	(38.0)	(41.2)
Total	(68.3)	(67.2)	(64.8)
Total premiums	629.1	627.2	605.0
Policy fees and contract charges:
Direct life insurance	145.0	132.3	124.7
Ceded life insurance	(6.1)	(5.6)	(5.4)
Total policy fees and contract charges (1)	138.9	126.7	119.3
Total premiums and other amounts assessed to policyholders	$768.0	$753.9	$724.3
Percentage of assumed to total premiums and other amounts assessed to policyholders	—%	0.01%	2.25%
_______________

(1)
Total policy fees and contract charges represents amounts charged to policyholders other than premiums and recorded in policy fees, contract charges and other in the consolidated statements of income. This primarily consists of costs of insurance charges.

Ceded reinsurance reduced policyholder benefits and claims by $75.8, $65.2 and $63.9 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

11. Liability for Unpaid Claims and Claim Adjustment Expenses
Liabilities for policy and contract claims, which primarily represent liabilities for claims under medical stop-loss and individual life policies, are established on the basis of reported losses. The Company also provides for claims incurred but not reported (IBNR). For medical stop-loss policies, this is based on expected loss ratios, claims paying completion patterns and historical experience. If expected loss ratios increase or expected claims paying completion patterns extend, the IBNR claim liability increases. The Company reviews estimates for reported but unpaid claims and IBNR claims quarterly. Any necessary adjustments are reflected in earnings.
The following table provides a reconciliation of the beginning and ending liability balances for unpaid claims and claims adjustment expenses. These reserves include policy and contract claims and certain amounts recorded in future policy benefits on the consolidated balance sheets.

	As of December 31,
	2014	2013	2012
Balance as of January 1	$234.4	$227.7	$234.6
Less: reinsurance recoverables	69.2	63.7	61.8
Net balance as of January 1	165.2	164.0	172.8
Incurred related to insured events of:
The current year	468.1	479.5	455.3
Prior years	(24.5)	(10.4)	(10.4)
Total incurred	443.6	469.1	444.9
Paid related to insured events of:
The current year	334.2	320.0	297.4
Prior years	118.9	147.9	156.3
Total paid	453.1	467.9	453.7
Net balance as of December 31	155.7	165.2	164.0
Add: reinsurance recoverables	83.9	69.2	63.7
Balance as of December 31	$239.6	$234.4	$227.7
For the year ended December 31, 2014, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss. The Company experienced higher than expected claims frequency and severity during 2013 and established its year-end reserves for estimated IBNR based on this experience. The related 2014 claims experience was lower than expected, and the Company released a portion of the reserves. For the year ended December 31, 2013, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, offset by higher than expected claims on the Company's BOLI product. For the year ended December 31, 2012, the change in prior year incurred claims was primarily due to favorable claims experience for medical stop-loss, primarily related to the business the Company assumed in July 2011.
12. Notes Payable and Credit Facilities
Senior Notes Due 2016
On March 30, 2006, the Company issued $300.0 of 6.125% senior notes due on April 1, 2016, which were issued at a discount yielding $298.7. Interest on the senior notes is payable semi-annually. The effective interest rate on the senior notes is 6.11%, including the impact of a related terminated cash flow hedge.
The senior notes are unsecured senior obligations and are equal in right of payment to all existing and future unsecured senior indebtedness. These notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the senior notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 25 basis points, together in each case with accrued interest payments to the redemption date.
Senior Notes Due 2024
On August 4, 2014, the Company issued $250.0 of 4.25% senior notes due on July 15, 2024, which were issued at a discount yielding $249.0. Interest on the notes is payable semi-annually and the effective interest rate of the notes is 4.44%. The notes are general unsecured obligations of the Company and rank equally in right of payment with all existing and future senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

indebtedness of the Company, including its senior notes due 2016 and revolving credit facility. The notes are senior in right of payment to the Company's capital efficient notes (CENts).
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
Capital Efficient Notes (CENts) Due 2067
On October 10, 2007, the Company issued $150.0 aggregate principal amount CENts with a scheduled maturity date of October 15, 2037, subject to certain limitations, with a final maturity date of October 15, 2067. The Company issued the CENts at a discount, yielding $149.8. For the initial 10-year period following the original issuance date, to, but not including October 15, 2017, the CENts carry a fixed interest rate of 8.3% payable semi-annually. From October 15, 2017, until the final maturity date of October 15, 2067, interest on the CENts will accrue at a variable annual rate equal to the three-month LIBOR plus 4.18%, payable quarterly. The effective interest rate on the CENts is 9.39%, including the impact of a related terminated cash flow hedge.
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
In connection with the offering of the CENts, the Company entered into a replacement capital covenant (RCC) for the benefit of the holders of the senior notes due 2016. Under the terms of the RCC, the Company may not redeem or repay the CENts prior to October 15, 2047 unless the redemption or repayment is financed from the offering of replacement capital securities, as specified in the covenant. The senior notes due 2024 are not entitled to benefit from or otherwise acquire any rights or claims by virtue of the RCC.
Revolving Credit Facility
On August 28, 2014, the Company entered into a $400.0 senior unsecured revolving credit facility with a syndicate of lending institutions. The facility also provides access to up to an additional $100.0 of financing, subject to the availability of additional commitments from lenders. The facility is set to mature on August 28, 2019 and is available to provide support for working capital, capital expenditures, and other general corporate purposes.
Borrowings under the facility will bear interest at a variable annual rate based on adjusted LIBOR or the alternate base rate plus, in each case, an applicable margin. The terms of the facility call for the Company to maintain a debt-to-capitalization ratio, excluding AOCI, not to exceed 35%, and risk-based capital ratios of at least 225% for each material insurance company subsidiary, as well as other customary affirmative covenants. The Company is required to pay facility fees ranging from 0.1% to 0.3%, depending on the Company's ratings from Moody's and S&P, on the daily amount of the commitment. The Company did not borrow under this facility and was in compliance with all covenants as of December 31, 2014.
Effective August 28, 2014, concurrently with entry into the unsecured revolving credit agreement referenced above, the Company terminated its prior $300.0 credit agreement, dated December 14, 2011, which was set to mature on December 14, 2015. At termination, the Company had no borrowings outstanding under the credit agreement and was in compliance with all covenants.
Surplus Note
On December 12, 2014, the Company’s primary insurance subsidiary, Symetra Life Insurance Company, and its newly formed, indirect wholly owned subsidiary, Symetra Reinsurance Corporation (SRC), entered into a 25-year transaction to finance certain non-economic statutory reserves related to a block of universal life insurance policies with secondary guarantees issued by Symetra Life Insurance Company. As part of this transaction, SRC issued a surplus note with no initial principal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

balance and a maximum capacity of $107.2. As of December 31, 2014, there were no borrowings outstanding under the surplus note.
13. Income Taxes
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
Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to income from operations before income taxes and the provision for income taxes were as follows:

	For the Years Ended December 31,
	2014		2013		2012
Income from operations before income taxes	$299.9		$274.1		$270.1
Tax provision at U.S. Federal statutory rate	105.0	35.0%	95.9	35.0%	94.5	35.0%
Increase (reduction) in rate resulting from:
Tax credit investment credits	(56.8)	(18.9)	(41.2)	(15.0)	(33.5)	(12.4)
Separate account dividend received deduction	(1.4)	(0.5)	(1.2)	(0.4)	(1.1)	(0.4)
Adjustment to deferred taxes	—	—	—	—	4.7	1.7
Other	(1.3)	(0.4)	(0.1)	(0.1)	0.1	0.1
Provision for income taxes	$45.5	15.2%	$53.4	19.5%	$64.7	24.0%
The tax effects of temporary differences that gave rise to the deferred income tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
Deferred income tax assets:
Adjustments to life policy liabilities	$323.5	$287.2
Capitalization of policy acquisition costs	69.9	65.5
Non-insurance entity net operating loss	28.4	25.9
Other	19.2	13.3
Total deferred income tax assets	441.0	391.9
Deferred income tax liabilities:
Deferred policy acquisition costs	179.8	147.0
Basis adjustment on securities	124.2	123.9
Unrealized gains on investment securities (net of DAC/DSI adjustment: $69.4 and $60.9, respectively)	532.1	319.7
Other	1.6	3.2
Total deferred income tax liabilities	837.7	593.8
Deferred income tax liability, net	$396.7	$201.9

As of December 31, 2014, the Company's non-insurance entities have gross federal net operating loss carry-forwards of $81.1, which are reflected in its deferred tax assets. These are due to expire under current law during 2028 through 2034.

Deferred tax assets are recognized only to the extent that it is more likely than not that future taxable profits will be available, and a valuation allowance is established where deferred tax assets cannot be recognized. Based on an analysis of the Company’s tax position, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The Company includes penalties and interest accrued related to unrecognized tax benefits in the calculation of income tax expense. As of December 31, 2014, the Company has no unrecognized tax benefits and does not expect significant changes within the next year.
14. Commitments and Contingencies
Operating Leases
The Company has office space and certain equipment under leases that expire at various dates through 2025, subject to certain renewal options. The Company accounts for these leases as operating leases.
Future minimum lease commitments, including cost escalation clauses, for the next five years and thereafter are as follows:

Lease Payments
2015	$8.3
2016	10.9
2017	12.1
2018	10.7
2019	10.8
Thereafter	61.2
Total	$114.0
Other Commitments
The Company has a service agreement with a third party service provider to outsource the majority of its information technology infrastructure. Under the original terms of the service agreement, the Company agreed to pay an annual fixed service fee ranging from $10.6 to $11.4 for five years, and the original term of the service agreement expired in July 2014. The Company exercised its extension options in the service agreement for another two years, extending the term through July 2016. During the two-year extension period, the Company agreed to pay an annual fixed service fee of $10.8. The Company incurred service fee expenses of $10.9, $13.4 and $13.6 for the years ended December 31, 2014, 2013 and 2012, respectively, which included the fixed fee as well as a variable fee based on usage.
As of December 31, 2014 and 2013, unfunded mortgage loan commitments were $50.7 and $50.5, respectively. The Company had no other material commitments or contingencies as of December 31, 2014 and 2013.
 Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of December 31, 2014, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
15. Dividends
The Company’s insurance company subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay to their parent company in any consecutive 12-month period without regulatory approval. The aggregate amount of dividends for the current year is determined based on prior year’s statutory limits. Accordingly, Symetra Financial Corporation was eligible to receive dividends from its directly owned insurance company subsidiary, Symetra Life Insurance Company, during 2014 without obtaining regulatory approval, as long as the aggregate dividends paid over 12 months did not exceed $187.0. The total amount of dividends declared to Symetra Financial Corporation by Symetra Life Insurance Company during 2014 was $80.0. In addition, Symetra Financial Corporation received a $45.0 dividend from Symetra Life Insurance Company in January 2014 that was declared in December 2013. Based on state regulations as of December 31, 2014, Symetra Financial Corporation is eligible to receive dividends from Symetra Life Insurance Company during 2015 without obtaining regulatory approval as long as the aggregate dividends paid over the 12 months preceding any dividend payment date in 2015 do not exceed $207.8.
Symetra Financial Corporation declared and paid dividends of $1.70 per share during 2014. The total declared and paid dividends included a special dividend of $1.30 per common share for a total payout of $150.7, declared on October 24, 2014. There are no regulatory restrictions on the ability of Symetra Financial Corporation to pay dividends. The declaration and payment of future dividends on common stock will be at the discretion of the Company’s board of directors and will be dependent on, and may be limited by, many factors including the receipt of dividends from the Company’s insurance company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

subsidiaries, the capital requirements of the Company’s insurance company subsidiaries, the Company’s financial condition and operating results, compliance with covenants of the Company’s revolving credit facility, the Company’s credit and financial strength ratings, and such other factors as the board of directors deems relevant.
16. Statutory-Basis Information
The Company’s insurance company subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as accounting for investments, certain assets and deferred taxes on a different basis. Permitted statutory accounting practices encompass all accounting practices not prescribed and adopted by the NAIC, but which have been specifically allowed by state insurance authorities. The Company’s insurance company subsidiaries have no material permitted accounting practices.
The statutory net income and statutory capital and surplus for the Company’s insurance company subsidiaries are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Statutory net income (loss):
Symetra Life Insurance Company	$241.0	$183.6	$252.3
Other subsidiaries	(64.3)	12.4	12.5
Statutory capital and surplus:
Symetra Life Insurance Company (1)	$2,078.3	$1,869.7	$1,912.6
Other subsidiaries	136.3	106.7	95.4
_______________

(1)
Symetra Life Insurance Company’s surplus includes the balances of its three wholly owned subsidiaries, First Symetra National Life Insurance Company of New York, Symetra National Life Insurance Company and Symetra Reinsurance Corporation.

Each of the insurance company subsidiaries’ state of domicile imposes minimum risk–based capital (RBC) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to the financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to company action level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified correction action. As of December 31, 2014 each of the Company’s insurance company subsidiaries exceeded the minimum company action level RBC requirements and maintained risk-based capital ratios in excess of 470% of the company action level. The Company’s insurance company subsidiaries’ minimum statutory capital and surplus necessary to satisfy company action level regulatory requirements in the aggregate was $501.3 at December 31, 2014, of which 95.8% was attributable to Symetra Life Insurance Company.
17. Related Parties
The Company had an investment management agreement with White Mountains Advisors, LLC (WMA), a subsidiary of White Mountains Insurance Group, Ltd. White Mountains Insurance Group, Ltd. is a related party who beneficially owns 20,048,879 shares of the Company’s common stock. This agreement, as amended, provided for investment advisory services related to the Company’s invested assets and portfolio management services. Expenses amounted to $19.0, $16.9 and $16.0 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, amounts due to WMA were $5.1 and $4.3, respectively.
Effective January 1, 2015, the Company and WMA entered into a new investment management agreement. Pursuant to the revised agreement, WMA remains the investment advisor on the majority of the Company's investments, including its investment grade fixed maturity portfolio, and certain portfolio management services moved from WMA to the Company.
18. Segment Information
The Company's operations are managed separately as three divisions, consisting of four business segments based on product groupings, and a fifth reportable segment consisting primarily of unallocated corporate items and surplus investment income. The five segments are Benefits, Deferred Annuities, Income Annuities, Individual Life and Other, described further below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The primary profitability measure that management uses to manage business segment results is pre-tax adjusted operating income (loss). Pre-tax adjusted operating income is defined as income from operations, excluding net realized gains (losses) that are not reflective of the performance of the Company's insurance operations. Excluded gains (losses) are associated with investment sales or disposal, other-than-temporary investment impairments, changes in the fair value of mark-to-market investments and derivative investments (except for certain S&P 500 options discussed below) and changes in the fair value of embedded derivatives related to the Company's FIA product.
In the Deferred Annuities segment, certain net gains (losses) related to FIA products sold in the late 1990s are considered related to the performance of insurance operations and included in the pre-tax adjusted operating income. These products credit interest to policyholder accounts based on equity market performance, which is recorded in interest credited. The Company purchases S&P 500 options to economically hedge exposure to this block of business, which are not designated for hedge accounting. Any realized gains from these options are used to meet policyholder obligations.
Benefits Division

•
Benefits. As a multi-line carrier, Benefits offers products and services related to medical stop-loss insurance, limited benefit medical insurance, group life insurance, accidental death and dismemberment insurance and DI insurance, mainly to employer groups.

Retirement Division

•	Deferred Annuities. Deferred Annuities offers fixed and variable deferred annuities, including fixed indexed annuities, to consumers who want to accumulate tax-deferred assets for retirement.

•
Income Annuities. Income Annuities offers SPIAs to customers seeking a reliable source of retirement income or to protect against outliving their assets during retirement. In addition, Income Annuities services a block of structured settlement policies sold to fund third party personal injury settlements. Income Annuities also offers funding services options to existing structured settlement clients.

Individual Life Division

•	Individual Life. Individual Life offers insurance products such as universal and term life insurance. Individual Life also offers institutional products including BOLI and variable COLI.
Non-Operating

•
Other. This segment consists of unallocated corporate income, which primarily includes investment income on unallocated surplus, unallocated corporate expenses, interest expense on debt, earnings related to limited partnership interests, the results of small, non-insurance businesses that are managed outside of the divisions, and inter-segment elimination entries.

The accounting policies of the segments are the same as those described for the Company, except for the method of capital allocation. The Company has an internally developed risk-based capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. This model accounts for the unique and specific nature of the risks inherent in the Company’s segments, and a portion of net investment income on surplus investments, but not the invested assets, is allocated to the segments based on the level of allocated capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income:

	For the Year Ended December 31, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$595.3	$—	$—	$33.8	$—	$629.1
Net investment income	21.0	619.7	382.0	283.0	14.8	1,320.5
Policy fees, contract charges, and other	15.6	23.0	1.0	149.0	1.8	190.4
Certain realized gains (losses)	—	0.6	—	—	—	0.6
Total operating revenues	631.9	643.3	383.0	465.8	16.6	2,140.6
Benefits and expenses:
Policyholder benefits and claims	365.9	0.3	—	79.7	—	445.9
Interest credited	—	354.9	342.1	258.4	(1.6)	953.8
Other underwriting and operating expenses	175.4	91.6	20.3	76.7	3.0	367.0
Interest expense	—	—	—	—	37.7	37.7
Amortization of DAC	0.7	67.4	4.7	5.3	—	78.1
Total benefits and expenses	542.0	514.2	367.1	420.1	39.1	1,882.5
Segment pre-tax adjusted operating income (loss)	$89.9	$129.1	$15.9	$45.7	$(22.5)	$258.1
Operating revenues	$631.9	$643.3	$383.0	$465.8	$16.6	$2,140.6
Add: Excluded realized gains (losses)	—	(12.2)	63.8	2.7	(12.5)	41.8
Total revenues	631.9	631.1	446.8	468.5	4.1	2,182.4
Total benefits and expenses	542.0	514.2	367.1	420.1	39.1	1,882.5
Income (loss) from operations before income taxes	$89.9	$116.9	$79.7	$48.4	$(35.0)	$299.9
As of December 31, 2014:
Total investments	$4.7	$14,529.3	$7,420.4	$6,240.0	$2,439.9	$30,634.3
Deferred policy acquisition costs	2.0	215.9	58.0	119.2	—	395.1
Goodwill	31.1	—	—	—	—	31.1
Separate account assets	—	794.9	—	154.9	—	949.8
Total assets	180.1	15,902.5	7,559.7	6,873.7	2,485.7	33,001.7
Future policy benefits, losses, claims and loss expense (1)	220.6	14,356.7	6,482.1	6,122.5	(21.6)	27,160.3
Other policyholders' funds	20.0	22.1	5.6	58.9	9.1	115.7
Notes payable	—	—	—	—	697.2	697.2
_______________

(1)	Includes funds held under deposit contracts, future policy benefits and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

	For the Year Ended December 31, 2013
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$591.4	$—	$—	$35.8	$—	$627.2
Net investment income	20.9	565.3	397.9	280.4	20.5	1,285.0
Policy fees, contract charges, and other	14.1	22.2	2.6	136.3	16.5	191.7
Certain realized gains (losses)	—	5.1	—	—	—	5.1
Total operating revenues	626.4	592.6	400.5	452.5	37.0	2,109.0
Benefits and expenses:
Policyholder benefits and claims	393.4	0.2	—	69.3	—	462.9
Interest credited	—	337.7	343.0	253.0	(1.7)	932.0
Other underwriting and operating expenses	168.8	86.6	21.3	67.2	21.2	365.1
Interest expense	—	—	—	—	33.0	33.0
Amortization of DAC	—	60.8	3.9	7.7	—	72.4
Total benefits and expenses	562.2	485.3	368.2	397.2	52.5	1,865.4
Segment pre-tax adjusted operating income (loss)	$64.2	$107.3	$32.3	$55.3	$(15.5)	$243.6
Operating revenues	$626.4	$592.6	$400.5	$452.5	$37.0	$2,109.0
Add: Excluded realized gains (losses)	—	(11.2)	43.5	(7.8)	6.0	30.5
Total revenues	626.4	581.4	444.0	444.7	43.0	2,139.5
Total benefits and expenses	562.2	485.3	368.2	397.2	52.5	1,865.4
Income (loss) from operations before income taxes	$64.2	$96.1	$75.8	$47.5	$(9.5)	$274.1
As of December 31, 2013:
Total investments	$6.5	$12,562.0	$7,079.7	$5,938.7	$2,314.2	$27,901.1
Deferred policy acquisition costs	—	194.5	49.2	78.8	—	322.5
Goodwill	31.1	—	—	—	—	31.1
Separate account assets	—	836.2	—	142.2	—	978.4
Total assets	165.8	13,958.9	7,213.6	6,470.9	2,320.3	30,129.5
Future policy benefits, losses, claims and loss expense (1)	218.8	12,554.0	6,479.5	5,971.3	(22.9)	25,200.7
Other policyholders' funds	18.8	32.7	10.4	58.3	7.9	128.1
Notes payable	—	—	—	—	449.5	449.5
_______________

(1)	Includes funds held under deposit contracts, future policy benefits and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

	For the Year Ended December 31, 2012
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$568.8	$—	$—	$36.2	$—	$605.0
Net investment income	21.7	547.2	409.9	284.4	12.0	1,275.2
Policy fees, contract charges, and other	11.1	20.7	6.8	129.6	21.7	189.9
Certain realized gains (losses)	—	0.1	—	—	—	0.1
Total operating revenues	601.6	568.0	416.7	450.2	33.7	2,070.2
Benefits and expenses:
Policyholder benefits and claims	370.3	—	—	68.7	—	439.0
Interest credited	—	330.7	346.0	258.2	(2.1)	932.8
Other underwriting and operating expenses	160.8	80.3	22.6	67.7	29.1	360.5
Interest expense	—	—	—	—	32.8	32.8
Amortization of DAC	—	54.3	3.1	8.6	—	66.0
Total benefits and expenses	531.1	465.3	371.7	403.2	59.8	1,831.1
Segment pre-tax adjusted operating income (loss)	$70.5	$102.7	$45.0	$47.0	$(26.1)	$239.1
Operating revenues	$601.6	$568.0	$416.7	$450.2	$33.7	$2,070.2
Add: Excluded realized gains (losses)	(0.1)	4.3	9.4	(5.9)	23.3	31.0
Total revenues	601.5	572.3	426.1	444.3	57.0	2,101.2
Total benefits and expenses	531.1	465.3	371.7	403.2	59.8	1,831.1
Income (loss) from operations before income taxes	$70.4	$107.0	$54.4	$41.1	$(2.8)	$270.1
As of December 31, 2012:
Total investments	$16.0	$11,594.1	$7,476.2	$6,107.3	$2,362.8	$27,556.4
Deferred policy acquisition costs	—	62.1	45.0	48.7	—	155.8
Goodwill	31.1	—	—	—	—	31.1
Separate account assets	—	723.3	—	84.4	—	807.7
Total assets	181.8	12,562.4	7,672.9	6,598.5	2,445.3	29,460.9
Future policy benefits, losses, claims and loss expense (1)	210.1	11,050.3	6,557.5	5,828.2	(24.8)	23,621.3
Other policyholders' funds	21.3	13.1	9.1	63.2	7.2	113.9
Notes payable	—	—	—	—	449.4	449.4
_______________

(1)	Includes funds held under deposit contracts, future policy benefits and policy and contract claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)

19. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for years ended December 31, 2014 and 2013 are summarized in the table below.

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2014:
Total revenues	$545.5	$547.1	$509.0	$580.8
Total benefits and expenses	451.4	463.9	471.7	495.5
Income from operations before income taxes	94.1	83.2	37.3	85.3
Net income	79.3	71.5	36.0	67.6
Net income per common share:
Basic (1)	$0.68	$0.62	$0.31	$0.58
Diluted (1)	$0.68	$0.62	$0.31	$0.58
2013:
Total revenues	$557.1	$513.2	$526.1	$543.1
Total benefits and expenses	473.7	458.2	472.9	460.6
Income from operations before income taxes	83.4	55.0	53.2	82.5
Net income	66.0	45.0	45.3	64.4
Net income per common share:
Basic (1)	$0.48	$0.34	$0.38	$0.55
Diluted (1)	$0.48	$0.34	$0.38	$0.55
_______________

(1)	Quarterly earnings per share amounts may not add up to the full year amounts due to share weighting and rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation required by the Securities Exchange Act of 1934 (the "1934 Act"), under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of December 31, 2014. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that are filed or submitted under the 1934 Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information was accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management of Symetra Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) of the 1934 Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2014, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of the Company's internal control over financial reporting and its report is included below.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Limitations on Controls
The Company's disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving the objectives specified above. Management does not expect, however, that its disclosure controls and procedures or its internal controls over financial reporting will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Symetra Financial Corporation
We have audited Symetra Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Symetra Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Symetra Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symetra Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
February 26, 2015

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 pertaining to Directors will be set forth in the definitive proxy statement to be filed within 120 days after the end of Symetra's fiscal year end pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), under the captions "Proposal 1 — Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" and, when so filed, is incorporated herein by reference.
The information required by this Item pertaining to identification of Executive Officers appears in Item 1 — "Business — Executive Officers and Former Executive Officers" of this Annual Report on Form 10-K.
The information required by this Item pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2015 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and, when so filed, is incorporated herein by reference.
The information required by this Item pertaining to the Company’s Code of Business Conduct, a "code of ethics" as defined under the rules of the SEC, will be set forth in the 2015 Proxy Statement under the caption "Corporate Governance" and, when so filed, is incorporated herein by reference.
The information required by this Item pertaining to the Company’s audit committee and audit committee financial expert will be set forth in the 2015 Proxy Statement under the captions "Board Committees" and "— Audit Committee" and, when so filed, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be set forth in the definitive proxy statement to be filed within 120 days after the end of Symetra's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders under the captions "Compensation Discussion and Analysis" and "Compensation of Named Executive Officers" and, when so filed, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 pertaining to security ownership of certain beneficial owners and management will be set forth in the definitive proxy statement to be filed within 120 days after the end of Symetra's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders under the caption "Beneficial Ownership" and, when so filed, is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 9 to the consolidated financial statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders - Equity Plan	3,125,602	(3)	$26.70	4,074,216
Equity compensation plans approved by security holders - Employee Stock Purchase Plan	—		n/a	328,593
Equity compensation plans not approved by security holders	—		—	—
Total	3,125,602		$26.70	4,402,809
_________________

(1)
The Symetra Financial Corporation Equity Plan was approved by our stockholders on May 9, 2014 which included an amendment to extend the term of the plan until June 30, 2019. The Symetra Financial Corporation Employee Stock Purchase Plan was approved by our stockholders on October 19, 2007.

(2)
Reflects the weighted average exercise price of all stock options that, as of December 31, 2014, had been granted but not forfeited, expired or exercised. Restricted stock awards are not included in determining the weighted average because they have no exercise price.

(3)	This number includes outstanding stock options of 2,650,000 and outstanding restricted stock awards of 475,602.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be set forth in the definitive proxy statement to be filed within 120 days after the end of Symetra's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" and, when so filed, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be set forth in the Company’s definitive proxy statement to be filed within 120 days after the end of Symetra's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2015 Annual Meeting of Stockholders under the caption "Independent Auditor" and, when so filed, is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The information required herein is provided in Item 8 — "Financial Statements and Supplementary Data."

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets — As of December 31, 2014 and 2013

•	Consolidated Statements of Income — Years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows — Years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements — Years ended December 31, 2014, 2013 and 2012

2.	Financial schedules required to be filed by Items 8 and 15(d) of this report:

•	Schedule I — Summary of Investments – Other Than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
We omit other schedules from this list – and from this report – because they either are not applicable or the information is included in our consolidated financial statements.

3.	Exhibits: Refer to the Exhibit Index on page 154.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2015.

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

Schedule I
Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2014
(In millions)

	Cost or Amortized Cost	Fair Value	Amount as shown in Balance Sheet
Type of Investment:
Fixed maturities:
U.S. government and government agencies and authorities	$404.8	$409.9	$409.9
States, municipalities and political subdivisions	789.7	829.2	829.2
Foreign governments	91.4	94.9	94.9
Public utilities	1,858.6	2,081.6	2,081.6
Convertible bonds and bonds with warrants attached	9.4	10.1	10.1
All other corporate bonds	15,623.7	16,796.2	16,796.2
Mortgage-backed securities	4,574.5	4,832.6	4,832.6
Redeemable preferred stock	50.0	43.9	43.9
Total fixed maturities (1)	23,402.1	25,098.4	25,098.4
Marketable equity securities:
Public utilities	1.9	2.4	2.4
Banks, trusts, and insurance companies	340.3	392.3	392.3
Industrial, miscellaneous, and all other	163.8	194.1	194.1
Nonredeemable preferred stock	57.0	57.7	57.7
Total marketable equity securities (2)	563.0	646.5	646.5
Mortgage loans (3)	4,138.2	4,375.8	4,130.1
Policy loans	61.9	61.9	61.9
Other investments (4)	357.6	398.6	410.4
Total investments	$28,522.8	$30,581.2	$30,347.3
_______________

(1)
The amount shown in the consolidated balance sheet for total fixed maturities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated fixed maturities with an amortized cost and fair value of $244.4 and $281.0, respectively.

(2)
The amount shown in the consolidated balance sheet for total marketable equity securities differs from the cost and fair value presented above, as the consolidated balance sheet includes affiliated marketable equity securities with a cost and fair value of $3.3 and $6.0, respectively.

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

Schedule II
Condensed Statements of Financial Position
(Parent Company Only)
(In millions, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
Cash and investments:
Investments, at fair value (cost or amortized cost: $354.9 and $193.6, respectively)	$368.7	$191.4
Investments in subsidiaries	3,677.2	3,124.4
Cash and cash equivalents	4.0	8.5
Total cash and investments	4,049.9	3,324.3
Accrued investment income	1.5	46.0
Current and deferred income taxes	31.1	32.8
Receivables due from affiliates	8.5	7.3
Other assets	7.6	6.2
Total assets	$4,098.6	$3,416.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$697.2	$449.5
Other liabilities	40.8	25.2
Total liabilities	738.0	474.7
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,850,754 shares issued and 115,797,451 outstanding as of December 31, 2014 and 124,683,023 shares issued and 117,730,757 outstanding as of December 31, 2013	1.2	1.2
Additional paid-in capital	1,469.5	1,464.6
Treasury stock, at cost; 9,053,303 and 6,952,266 shares as of December 31, 2014 and 2013, respectively	(134.6)	(93.4)
Retained earnings	1,033.9	975.9
Accumulated other comprehensive income, net of taxes	990.6	593.6
Total stockholders’ equity	3,360.6	2,941.9
Total liabilities and stockholders’ equity	$4,098.6	$3,416.6
 See accompanying notes.

Schedule II (continued)
Condensed Statements of Comprehensive Income (Loss)
(Parent Company Only)
(In millions)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Dividends from subsidiaries:
Symetra Life Insurance Company	$80.0	$240.0	$80.0
Other subsidiaries	9.5	24.1	5.8
Net investment income	14.4	5.9	5.0
Net realized gains (losses)	4.6	4.3	7.7
Total revenues	108.5	274.3	98.5
Expenses:
Interest expense	37.7	33.0	32.8
Operating expenses	2.6	2.7	2.2
Total expenses	40.3	35.7	35.0
Income from operations before income taxes	68.2	238.6	63.5
Income tax benefit	(6.8)	(8.6)	(7.4)
Income before equity in earnings of subsidiaries	75.0	247.2	70.9
Equity in earnings of subsidiaries:
Symetra Life Insurance Company	176.2	(11.6)	131.0
Other subsidiaries	3.2	(14.9)	3.5
Total equity in earnings of subsidiaries	179.4	(26.5)	134.5
Net income	$254.4	$220.7	$205.4
Other comprehensive income, net of taxes:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $2.7, $(2.1) and $(1.6))	$4.9	$(3.9)	$(3.0)
Impact of cash flow hedges (net of taxes of $0.1, $0.1 and $0.0)	0.1	0.1	0.1
Other comprehensive income (loss) of subsidiaries (net of taxes of $211.1, $(416.7), $186.7)	392.0	(773.8)	346.8
Other comprehensive income (loss)	397.0	(777.6)	343.9
Total comprehensive income (loss)	$651.4	$(556.9)	$549.3
 See accompanying notes.

Schedule II (continued)
Condensed Statements of Cash Flows
(Parent Company Only)
(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$254.4	$220.7	$205.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(179.4)	26.5	(134.5)
Net realized (gains) losses	(4.6)	(4.3)	(7.7)
Accrued investment income	44.5	(45.7)	—
Changes in accrued items and other adjustments, net	2.4	(5.8)	0.8
Total adjustments	(137.1)	(29.3)	(141.4)
Net cash provided by (used in) operating activities	117.3	191.4	64.0
Cash flows from investing activities
Purchases of investments	(353.5)	(138.7)	(131.9)
Maturities, calls, paydowns and other	0.2	1.1	1.1
Sales of investments	196.2	47.3	157.6
Return of capital (capital contributed)	26.8	34.4	(52.8)
Acquisitions	—	—	(2.0)
Other, net	(1.2)	5.6	(1.0)
Net cash used in investing activities	(131.5)	(50.3)	(29.0)
Cash flows from financing activities
Net proceeds from issuance of debt	246.0	—	—
Cash dividends paid on common stock	(196.4)	(43.2)	(38.8)
Shares repurchased	(41.2)	(93.4)	—
Other, net	1.3	1.7	1.7
Net cash provided by (used in) financing activities	9.7	(134.9)	(37.1)
Net increase (decrease) in cash and cash equivalents	(4.5)	6.2	(2.1)
Cash and cash equivalents at beginning of period	8.5	2.3	4.4
Cash and cash equivalents at end of period	$4.0	$8.5	$2.3
Supplemental disclosures of cash flow information
Net cash paid (received) during the year for:
Interest	$31.2	$31.5	$31.5
Income taxes	(6.0)	(3.9)	(6.1)
 See accompanying notes.

Schedule II (continued)
Notes to Condensed Financial Statements
(Parent Company Only)
(In millions)
1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Symetra Financial Corporation (the "Parent Company"). These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Symetra Financial Corporation and its subsidiaries and the notes thereto (the "Consolidated Financial Statements"). Investments in subsidiaries are accounted for using the equity method of accounting.
Additional information about the Parent Company’s accounting policies pertaining to investments, notes payable, commitments and contingencies, and other significant areas are as set forth in Notes 2, 4, 12 and 14 to the consolidated financial statements.
2. Related Parties
The Parent Company received cash dividends of $134.5, $219.1 and $85.8 from its subsidiaries for the years ended December 31, 2014, 2013 and 2012, respectively. Cash dividends received in 2014 includes a $45.0 dividend received in January 2014 that was declared in December 2013.

Exhibit Index

		Incorporate By Reference
Exhibit Number	Exhibit Title	Filed Herewith	Form	From Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation		S-1	3.1	333-162344	October 5, 2009
3.2	Form of Bylaws of Symetra Financial Corporation		S-1	3.2	333-162344	October 5, 2009
4.1	Specimen Common Stock Certificate		S-1/A	4.1	333-162344	December 29, 2009
4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank, dated March 30, 2006		S-1/A	4.2	333-162344	November 10, 2009
4.3	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of August 24, 2014		8-K	10.1	001-33808	August 28, 2014
4.4	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007		S-1	4.6	333-162344	October 5, 2009
4.5	Indenture, dated as of August 4, 2014, between Symetra Financial Corporation and U.S. Bank National Association, as Trustee		8-K	4.1	001-33808	August 4, 2014
4.6	First Supplemental Indenture, dated as of August 4, 2014, between the Company and U.S. Bank National Association, as Trustee		8-K	4.2	001-33808	August 4, 2014
4.7	Form of 4.25% Senior Note due 2024		8-K	4.3	001-33808	August 4, 2014
9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004		S-1/A	9.1	333-162344	November 10, 2009
9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004		S-1	9.2	333-162344	October 5, 2009
9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004		S-1	9.3	333-162344	October 5, 2009
10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 † †		S-1/A	10.1	333-162344	December 29, 2009
10.2	Amendment No. 1 dated August 9, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 † †		10-Q	10.1	001-33808	August 12, 2010
10.3	Amendment No. 2 dated December 17, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 † †		10-K	10.3	001-33808	March 16, 2011
10.4	Amendment No. 3 dated September 6, 2012 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) † †		10-Q	10.2	001-33808	November 7, 2012
10.5	Amendment No. 4 dated January 1, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)		10-K	10.5	001-33808	February 25,2014
10.6	Amendment No. 5 dated January 17, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) ††		10-K	10.6	001-33808	February 25,2014
10.7	Amendment No. 6 dated March 3, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)		10-Q	10.1	001-33808	May 9, 2014

10.8	Amendment No. 7 dated September 19, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) ††	10-Q	10.1	001-33808	November 7, 2014
10.9	Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation, together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.1	001-33808	August 11, 2011
10.10	Amendment No. 1 dated April 1, 2012 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.1	001-33808	August 9, 2012
10.11	Amendment No. 2 dated September 30, 2013 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.3	001-33808	November 6, 2013
10.12	Investment Management Agreement between Symetra Financial Corporation and White Mountains Advisors LLC, dated December 31, 2014 and effective January 1, 2015	8-K	10.1	001-33808	January 7, 2015
10.13
Agency Agreement, dated as of March 10, 2006, among Symetra Life Insurance Company, WM Financial Services, Inc. and WMFS Insurance Services, Inc. (including Addendum to the Agency Agreement dated as of February 22, 2007, Amendment to the Agency Agreement dated as of March 26, 2007, Amendment to the Agency Agreement dated as of July 17, 2007, Amendment to the Agency Agreement dated as of December 18, 2007, Amendment to the Agency Agreement dated as of September 15, 2008, Amendment to the Agency Agreement dated as of September 23, 2008, Addendum to the Agency Agreement dated as of September 23, 2008, Assignment of Agency Agreement between Symetra Life Insurance Company and WaMu Investments, Inc. (formerly WM Financial Services, Inc.) dated as of May 2, 2009 among Symetra Life Insurance Company, WaMu Investments, Inc. (formerly WM Financial Services, Inc.), WMFS Insurance Services, Inc. and Chase Insurance Agency, Inc., Amendment to the Agency Agreement dated as of May 2, 2009) ††
		S-1/A	10.8	333-162344	October 26, 2009
10.14	Agency Agreement, dated as of September 26, 2006, among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) ††	S-1/A	10.9	333-162344	October 26, 2009
10.15	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.1	001-33808	November 9, 2011
10.16	Amendments dated September 21, 2010 and January 1, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-K	10.16	001-33808	March 16, 2011
10.17	Amendments dated November 16, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-K	10.19	001-33808	February 29, 2012
10.18	Amendments dated March 5, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.2	001-33808	May 7, 2012
10.19	Amendments dated July 2, 2012 and September 1, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.1	001-33808	November 7, 2012

10.2	Amendment dated February 1, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.		10-Q	10.1	001-33808	May 3, 2013
10.21	Annuity Terms and Conditions Amendment dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.		10-Q	10.2	001-33808	May 3, 2013
10.22	Amendments dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††		10-Q	10.3	001-33808	May 3, 2013
10.23	Amendment dated September 30, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.		10-Q	10.1	001-33808	November 6, 2013
10.24	Amendment dated September 23, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††		10-Q	10.2	001-33808	November 6, 2013
10.25	Employment Agreement between Mr. Marra and Symetra Financial Corporation, dated June 7, 2010 **		8-K	10.1	001-33808	June 11, 2010
10.26	Annual Incentive Bonus Plan **		10-Q	10.14	001-33808	May 14, 2010
10.27	Amendment to the Symetra Financial Corporation Annual Incentive Bonus Plan **		8-K	10.3	001-33808	March 8, 2013
10.28	Amended and Restated Annual Incentive Bonus Plan dated March 5, 2014 and effective May 9, 2014**		DEF14A	Appendix A	001-33808	March 27, 2014
10.29	Amended and Restated Equity Plan dated March 5, 2014 and effective May 9, 2014**		DEF14A	Appendix B	001-33808	March 27, 2014
10.30	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) **		10-Q	10.23	001-33808	May 14, 2010
10.31	Form of 2012-2014 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **	X
10.32	Amendment to 2011-2013 and 2012-2014 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.7	001-33808	May 3, 2013
10.33	Form of 2013-2015 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.6	001-33808	May 3, 2013
10.34	Form of 2014-2016 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		8-K/A	10.2	001-33808	May 20, 2014
10.35	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2011-2013 Grant **		10-Q	10.1	001-33808	May 12, 2011
10.36	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2012-2014 Grant **		10-Q	10.1	001-33808	May 7, 2012
10.37	Amendment to 2011-2013 and 2012-2014 Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.8	001-33808	May 3, 2013
10.38	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2013-2015 Grant **		10-Q	10.4	001-33808	May 3, 2013
10.39	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2014-2016 Grant **		8-K/A	10.1	001-33808	May 20, 2014
10.40	Form of Stock Option Award Agreement **		10-Q	10.1	001-33808	November 10, 2010
10.41	Amendment to Form of Stock Option Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.5	001-33808	May 3, 2013
10.42	Form of Director and Officer Indemnification Agreement **		S-1/A	10.2	333-162344	December 29, 2009
10.43	Restricted Stock Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 **		8-K	10.1	001-33808	February 23, 2011

10.44	Performance Unit Award Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 **		8-K	10.2	001-33808	February 23, 2011
10.45	Employment Agreement between Mr. Guilbert and Symetra Financial Corporation, dated August 30, 2010 **		10-K	10.46	001-33808	February 26, 2013
10.46	Symetra Financial Corporation Executive Severance Pay Plan		8-K	10.1	001-33808	March 8, 2013
10.47	Symetra Financial Corporation Senior Executive Change in Control Plan		8-K	10.2	001-33808	March 8, 2013
10.48	Separation Agreement and General Release between Mr. McKinnon and the Company’s wholly owned subsidiary, Symetra Life Insurance Company		8-K/A	10.1	001-33808	June 17, 2014
12.1	Computation of Ratio of Earnings to Fixed Charges	X
14.1	Code of Business Conduct		10-K	14.1	001-33808	March 9, 2010
21.1	Subsidiaries of Symetra Financial Corporation		S-1/A	21.1	333-162344	January 6, 2010
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Symetra Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
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