Form 10-K/A
period 2014-12-31
Symetra Financial CORP
filed 2015-04-22
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
As of April 17, 2015, the Registrant had 116,113,788 common voting shares outstanding, with a par value of $0.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend Symetra Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 26, 2015 (the “Original Filing Date”). The purpose of this Amendment No. 1 is to file an amended and restated Exhibit Index to include one exhibit previously filed with the Commission but inadvertently omitted from the Exhibit Index contained in the Original Filing.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

By:
/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 21, 2015

Exhibit Index

		Incorporate By Reference
Exhibit Number	Exhibit Title	Filed Herewith	Form	From Exhibit Number	File Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Symetra Financial Corporation		S-1	3.1	333-162344	October 5, 2009
3.2	Form of Bylaws of Symetra Financial Corporation		S-1	3.2	333-162344	October 5, 2009
4.1	Specimen Common Stock Certificate		S-1/A	4.1	333-162344	December 29, 2009
4.2	Fiscal Agency Agreement between Symetra Financial Corporation and U.S. Bank, dated March 30, 2006		S-1/A	4.2	333-162344	November 10, 2009
4.3	Credit Agreement among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of August 24, 2014		8-K	10.1	001-33808	August 28, 2014
4.4	Purchase Agreement between Symetra Financial Corporation and the purchasers listed therein, dated October 4, 2007		S-1	4.6	333-162344	October 5, 2009
4.5	Indenture between Symetra Financial Corporation and U.S. Bank National Association, as trustee, dated as of October 10, 2007		S-1	4.7	333-162344	October 5, 2009
4.6	Indenture, dated as of August 4, 2014, between Symetra Financial Corporation and U.S. Bank National Association, as Trustee		8-K	4.1	001-33808	August 4, 2014
4.7	First Supplemental Indenture, dated as of August 4, 2014, between the Company and U.S. Bank National Association, as Trustee		8-K	4.2	001-33808	August 4, 2014
4.8	Form of 4.25% Senior Note due 2024		8-K	4.3	001-33808	August 4, 2014
9.1	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 8, 2004		S-1/A	9.1	333-162344	November 10, 2009
9.2	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of March 19, 2004		S-1/A	9.2	333-162344	November 10, 2009
9.3	Shareholders’ Agreement among Occum Acquisition Corp. and the persons listed on the signature pages thereto, dated as of April 16, 2004		S-1/A	9.3	333-162344	November 10, 2009
10.1	Master Services Agreement between Affiliated Computer Services, Inc. and Symetra Life Insurance Company, dated August 1, 2009 † †		S-1/A	10.1	333-162344	December 29, 2009
10.2	Amendment No. 1 dated August 9, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 † †		10-Q	10.1	001-33808	August 12, 2010
10.3	Amendment No. 2 dated December 17, 2010 to Master Services Agreement by and between Symetra Life Insurance Company and Affiliated Computer Services, Inc., dated August 1, 2009 † †		10-K	10.3	001-33808	March 16, 2011
10.4	Amendment No. 3 dated September 6, 2012 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) † †		10-Q	10.2	001-33808	November 7, 2012
10.5	Amendment No. 4 dated January 1, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)		10-K	10.5	001-33808	February 25, 2014
10.6	Amendment No. 5 dated January 17, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) ††		10-K	10.6	001-33808	February 25, 2014

10.7	Amendment No. 6 dated March 3, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)	10-Q	10.1	001-33808	May 9, 2014
10.8	Amendment No. 7 dated September 19, 2014 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) ††	10-Q	10.1	001-33808	November 7, 2014
10.9	Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation, together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.1	001-33808	August 11, 2011
10.10	Amendment No. 1 dated April 1, 2012 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.1	001-33808	August 9, 2012
10.11	Amendment No. 2 dated September 30, 2013 to Investment Management Agreement between White Mountains Advisors LLC and Symetra Financial Corporation together with Symetra Life Insurance Company and certain other Affiliated Companies, dated as of June 1, 2011	10-Q	10.3	001-33808	November 6, 2013
10.12	Investment Management Agreement between Symetra Financial Corporation and White Mountains Advisors LLC, dated December 31, 2014 and effective January 1, 2015	8-K	10.1	001-33808	January 7, 2015
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
		S-1/A	10.8	333-162344	October 26, 2009
10.14	Agency Agreement, dated as of September 26, 2006, among Symetra Life Insurance Company and Chase Insurance Agency, Inc. (including Addendum to the Agency Agreement dated as of May 15, 2007 and Addendum to the Agency Agreement dated as of March 21, 2008) ††	S-1/A	10.9	333-162344	October 26, 2009
10.15	Amendments dated August 27, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.1	001-33808	November 9, 2011
10.16	Amendments dated September 21, 2010 and January 1, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-K	10.16	001-33808	March 16, 2011
10.17	Amendments dated November 16, 2011 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-K	10.19	001-33808	February 29, 2012

10.18	Amendments dated March 5, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.2	001-33808	May 7, 2012
10.19	Amendments dated July 2, 2012 and September 1, 2012 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.1	001-33808	November 7, 2012
10.20	Amendment dated February 1, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.	10-Q	10.1	001-33808	May 3, 2013
10.21	Annuity Terms and Conditions Amendment dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.	10-Q	10.2	001-33808	May 3, 2013
10.22	Amendments dated February 25, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.3	001-33808	May 3, 2013
10.23	Amendment dated September 30, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc.	10-Q	10.1	001-33808	November 6, 2013
10.24	Amendment dated September 23, 2013 to the Agency Agreement dated as of September 26, 2006 among Symetra Life Insurance Company and Chase Insurance Agency, Inc. ††	10-Q	10.2	001-33808	November 6, 2013
10.25	Employment Agreement between Mr. Marra and Symetra Financial Corporation, dated June 7, 2010 **	8-K	10.1	001-33808	June 11, 2010
10.26	Annual Incentive Bonus Plan **	10-Q	10.14	001-33808	May 14, 2010
10.27	Amendment to the Symetra Financial Corporation Annual Incentive Bonus Plan **	8-K	10.3	001-33808	March 8, 2013
10.28	Amended and Restated Annual Incentive Bonus Plan dated March 5, 2014 and effective May 9, 2014**	DEF14A	Appendix A	001-33808	March 27, 2014
10.29	Amended and Restated Equity Plan dated March 5, 2014 and effective May 9, 2014**	DEF14A	Appendix B	001-33808	March 27, 2014
10.30	Symetra Financial Corporation Employee Stock Purchase Plan (amended and restated on May 11, 2010) **	10-Q	10.23	001-33808	May 14, 2010
10.31	Form of 2012-2014 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **	10-K	10.31	001-33808	February 26, 2015
10.32	Amendment to 2011-2013 and 2012-2014 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **	10-Q	10.7	001-33808	May 3, 2013
10.33	Form of 2013-2015 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **	10-Q	10.6	001-33808	May 3, 2013
10.34	Form of 2014-2016 Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan **	8-K/A	10.2	001-33808	May 20, 2014
10.35	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2011-2013 Grant **	10-Q	10.1	001-33808	May 12, 2011
10.36	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2012-2014 Grant **	10-Q	10.1	001-33808	May 7, 2012
10.37	Amendment to 2011-2013 and 2012-2014 Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan **	10-Q	10.8	001-33808	May 3, 2013
10.38	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2013-2015 Grant **	10-Q	10.4	001-33808	May 3, 2013
10.39	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan 2014-2016 Grant **	8-K/A	10.1	001-33808	May 20, 2014

10.40	Form of Stock Option Award Agreement **		10-Q	10.1	001-33808	November 10, 2010
10.41	Amendment to Form of Stock Option Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan **		10-Q	10.5	001-33808	May 3, 2013
10.42	Form of Director and Officer Indemnification Agreement **		S-1/A	10.20	333-162344	December 29, 2009
10.43	Restricted Stock Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 **		8-K	10.1	001-33808	February 23, 2011
10.44	Performance Unit Award Agreement between Thomas M. Marra and Symetra Financial Corporation, dated February 18, 2011 **		8-K	10.2	001-33808	February 23, 2011
10.45	Employment Agreement between Mr. Guilbert and Symetra Financial Corporation, dated August 30, 2010 **		10-K	10.46	001-33808	February 26, 2013
10.46	Symetra Financial Corporation Executive Severance Pay Plan **		8-K	10.1	001-33808	March 8, 2013
10.47	Symetra Financial Corporation Senior Executive Change in Control Plan **		8-K	10.2	001-33808	March 8, 2013
10.48	Separation Agreement and General Release between Mr. McKinnon and the Company’s wholly owned subsidiary, Symetra Life Insurance Company **		8-K/A	10.1	001-33808	June 17, 2014
12.1	Computation of Ratio of Earnings to Fixed Charges		10-K	12.1	001-33808	February 26, 2015
14.1	Code of Business Conduct		10-K	14.1	001-33808	March 9, 2010
21.1	Subsidiaries of Symetra Financial Corporation		S-1/A	21.1	333-162344	January 6, 2010
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm		10-K	23.1	001-33808	February 26, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended		10-K	31.1	001-33808	February 26, 2015
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended		10-K	31.2	001-33808	February 26, 2015
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	001-33808	February 26, 2015
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.2	001-33808	February 26, 2015
101	The following materials from Symetra Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.		10-K	101	001-33808	February 26, 2015
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