Form 10-Q
period 2015-03-31
Symetra Financial CORP
filed 2015-05-08
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
(425) 256-8000
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, the Registrant had 116,113,788 common voting shares outstanding, with a par value of $0.01 per share.

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to "we," "our," "us" and "the Company" are to Symetra Financial Corporation together with its subsidiaries. References to "Symetra" refer to Symetra Financial Corporation on a stand-alone, non-consolidated basis.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of current or historical facts, included or referenced in this report that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words "may," "will," "believe," "intend," "plan," "expect," "anticipate," "project," "estimate," "predict," "potential" and similar expressions also are intended to identify forward-looking statements. These forward-looking statements may include, among others, statements with respect to the Company's:

•
estimates or projections of revenues, net income (loss), net income (loss) per share, adjusted operating income (loss), adjusted operating income (loss) per share, market share or other financial forecasts, as well as statements describing factors and conditions that might affect those forecasts;

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans;

•	business and growth strategy, including prospective products, services and distribution partners, including statements about management’s intentions regarding those strategies; and

•	initiatives, such as our previously announced stock repurchase program, that are intended or expected to impact our financial condition, results of operations, and liquidity and capital resources.
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

•	initiation of regulatory investigations or litigation against us and the results of any regulatory proceedings;

•	effects of changes in national monetary and fiscal policy;

•	effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd Frank Act"); and

•	the risks that are described in Part II, Item 1A — "Risk Factors" in this report; and Part I, Item 1A — "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

PART I – Financial Information
Item 1. Condensed Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of March 31, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $24,012.9 and $23,646.5, respectively)	$26,030.7	$25,379.4
Marketable equity securities, at fair value (cost: $110.3 and $112.9, respectively)	118.3	120.5
Trading securities:
Marketable equity securities, at fair value (cost: $467.8 and $453.4, respectively)	546.4	532.0
Mortgage loans, net	4,222.9	4,130.1
Policy loans	60.8	61.9
Investments in limited partnerships (includes $65.6 and $71.5 at fair value, respectively)	296.1	309.9
Other invested assets (includes $133.2 and $95.8 at fair value, respectively)	137.8	100.5
Total investments	31,413.0	30,634.3
Cash and cash equivalents	231.5	158.8
Accrued investment income	304.4	304.9
Reinsurance recoverables	333.0	328.7
Deferred policy acquisition costs	385.6	395.1
Receivables and other assets	226.3	230.1
Separate account assets	954.1	949.8
Total assets	$33,847.9	$33,001.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Funds held under deposit contracts	$27,103.2	$26,602.6
Future policy benefits	418.4	415.9
Policy and contract claims	148.9	141.8
Other policyholders' funds	139.7	115.7
Notes payable	697.3	697.2
Deferred income tax liabilities, net	479.1	396.7
Other liabilities	356.5	321.4
Separate account liabilities	954.1	949.8
Total liabilities	30,297.2	29,641.1
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 125,167,091 issued and 116,113,788 outstanding as of March 31, 2015; 124,850,754 issued and 115,797,451 outstanding as of December 31, 2014	1.2	1.2
Additional paid-in capital	1,472.1	1,469.5
Treasury stock, at cost; 9,053,303 shares as of both March 31, 2015 and December 31, 2014	(134.6)	(134.6)
Retained earnings	1,059.2	1,033.9
Accumulated other comprehensive income, net of taxes	1,152.8	990.6
Total stockholders' equity	3,550.7	3,360.6
Total liabilities and stockholders' equity	$33,847.9	$33,001.7
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Premiums	$180.3	$153.8
Net investment income	324.0	324.4
Policy fees, contract charges, and other	51.6	46.6
Net realized gains (losses):
Total other-than-temporary impairment losses on securities	(9.0)	(1.1)
Less: portion recognized in other comprehensive income (loss)	1.0	—
Net impairment losses recognized in earnings	(8.0)	(1.1)
Other net realized gains (losses)	1.8	21.8
Net realized gains (losses)	(6.2)	20.7
Total revenues	549.7	545.5
Benefits and expenses:
Policyholder benefits and claims	142.1	101.2
Interest credited	235.2	234.2
Other underwriting and operating expenses	99.2	87.9
Interest expense	11.2	8.2
Amortization of deferred policy acquisition costs	21.6	19.9
Total benefits and expenses	509.3	451.4
Income from operations before income taxes	40.4	94.1
Provision (benefit) for income taxes:
Current	6.5	10.1
Deferred	(4.9)	4.7
Total provision for income taxes	1.6	14.8
Net income	$38.8	$79.3
Net income per common share:
Basic	$0.33	$0.68
Diluted	$0.33	$0.68
Weighted-average number of common shares outstanding:
Basic	115,899,775	117,460,386
Diluted	115,903,218	117,465,638
Cash dividends declared per common share	$0.11	$0.10
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$38.8	$79.3
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $86.9 and $127.0)	161.4	235.9
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.4) and $0.0)	(0.6)	—
Impact of net unrealized (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $(16.4) and $(11.8))	(30.6)	(21.8)
Impact of cash flow hedges (net of taxes of $17.2 and $(1.8))	32.0	(3.4)
Other comprehensive income (loss)	162.2	210.7
Total comprehensive income (loss)	$201.0	$290.0
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances as of January 1, 2014	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Net income	—	—	—	79.3	—	79.3
Other comprehensive income (loss)	—	—	—	—	210.7	210.7
Stock-based compensation	—	1.7	—	—	—	1.7
Shares repurchased	—	—	(26.5)	—	—	(26.5)
Dividends declared	—	—	—	(11.8)	—	(11.8)
Balances as of March 31, 2014	$1.2	$1,466.3	$(119.9)	$1,043.4	$804.3	$3,195.3
Balances as of January 1, 2015	$1.2	$1,469.5	$(134.6)	$1,033.9	$990.6	$3,360.6
Net income	—	—	—	38.8	—	38.8
Other comprehensive income (loss)	—	—	—	—	162.2	162.2
Stock-based compensation	—	2.6	—	—	—	2.6
Dividends declared	—	—	—	(13.5)	—	(13.5)
Balances as of March 31, 2015	$1.2	$1,472.1	$(134.6)	$1,059.2	$1,152.8	$3,550.7
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$38.8	$79.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	6.2	(20.7)
Accretion and amortization of invested assets, net	27.0	22.0
Accrued interest on fixed maturities	(2.7)	(2.9)
Amortization and depreciation	4.2	6.2
Deferred income tax provision (benefit)	(4.9)	4.7
Interest credited on deposit contracts	235.2	234.2
Mortality and expense charges and administrative fees	(37.9)	(32.8)
Changes in:
Accrued investment income	0.5	3.0
Deferred policy acquisition costs, net	(24.8)	(21.4)
Future policy benefits	2.5	1.9
Policy and contract claims	7.1	(9.8)
Current income taxes	5.8	10.0
Other assets and liabilities	(26.0)	(13.0)
Other, net	0.3	1.0
Total adjustments	192.5	182.4
Net cash provided by (used in) operating activities	231.3	261.7
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(1,272.5)	(1,358.6)
Other invested assets and investments in limited partnerships	(16.2)	(34.7)
Issuances of mortgage loans	(156.9)	(117.6)
Maturities, calls, paydowns, and other repayments	390.7	418.6
Sales of:
Fixed maturities and marketable equity securities	481.6	521.6
Other invested assets and investments in limited partnerships	17.5	15.1
Repayments of mortgage loans	64.2	55.5
Other, net	32.0	(0.7)
Net cash provided by (used in) investing activities	(459.6)	(500.8)
Cash flows from financing activities
Policyholder account balances:
Deposits	779.7	758.7
Withdrawals	(467.2)	(445.5)
Cash dividends paid on common stock	(12.8)	(11.8)
Shares repurchased	—	(22.7)
Other, net	1.3	(7.1)
Net cash provided by (used in) financing activities	301.0	271.6
Net increase (decrease) in cash and cash equivalents	72.7	32.5
Cash and cash equivalents at beginning of period	158.8	76.0
Cash and cash equivalents at end of period	$231.5	$108.5
Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	$10.5	$16.7
Investments in limited partnerships and capital obligations incurred	1.6	2.6
See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

1. Description of Business
Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employment-based benefits and life insurance markets. These products and services are marketed through financial institutions, broker-dealers, benefits consultants, and independent agents and advisors in all states and the District of Columbia. The Company's principal products include fixed, fixed indexed and variable deferred annuities, single premium immediate annuities, medical stop-loss insurance, limited benefit medical insurance, group life and disability income (DI) insurance, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI) and variable corporate owned life insurance (COLI). The Company also services its block of structured settlement annuities.
The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as "Symetra" or "the Company."
2. Summary of Significant Accounting Policies
The interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), including the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. These interim condensed consolidated financial statements are unaudited and in management's opinion include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial information to conform to the current period presentation.
The provision for income taxes on the consolidated statements of income reflects the Company's estimated effective tax rate for the year. The difference between this rate and the U.S. federal income tax rate of 35% was primarily due to benefits from the Company's tax credit investments.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Financial results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2015.

Accounting Pronouncements

Standard	Description	Date of adoption / effective date	Effect on the financial statements or other significant matters
Accounting Pronouncements Newly Adopted
Update No. 2014-01, Investments (Topic 323) – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects
This standard provides companies with the option to elect the proportional method of amortization for qualified affordable housing (LIHTC) investments if certain criteria are met. Under this method, a company would amortize the cost of its investment in proportion to the tax credits and other tax benefits received. Amortization would be presented as a component of income tax expense. The standard does not apply to other types of tax credit investments.
January 1, 2015
The Company adopted the standard but did not elect the proportional method of amortization for its LIHTC investments. The Company has included the required disclosures about such investments in Note 4.

Accounting Pronouncements Not Yet Adopted
Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
This standard provides companies with guidance on how to account for a cloud computing arrangement including a software license. Under the standard, if a cloud computing arrangement includes a software license, a company should account for the fees associated with the software license consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract.
		January 1, 2016. Companies may adopt the standard prospectively or retrospectively, and early adoption is permitted.	The Company is currently evaluating the impact of the standard on its consolidated financial statements and its plans for adoption.
Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
This standard amends disclosure requirements for companies that use the practical expedient to measure the fair value of certain investments using the net asset value per share. Under the standard, companies are no longer required to categorize these investments in the fair value hierarchy.
		January 1, 2016. Companies must adopt this presentation retrospectively, and early adoption is permitted.	Upon adoption, the Company will apply the new disclosure requirements to its investments in limited partnerships related to alternative investments, which are valued using the practical expedient.
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
Participating securities, which include restricted stock issued to the Company's employees, are those for which the instrument holders are entitled to receive any dividends declared on the common stock concurrently with the holders of outstanding shares of common stock, on a one-to-one basis. Participating securities are included in basic and diluted earnings per share based on the application of the two-class method, for the portion of the period for which the securities were outstanding.
For both the three months ended March 31, 2015 and 2014, 2,650,000 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were anti-dilutive.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents information relating to the Company's calculations of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$38.8	$79.3
Denominator:
Weighted-average common shares outstanding — basic	115,899,775	117,460,386
Add: dilutive effect of certain equity instruments	3,443	5,252
Weighted-average common shares outstanding — diluted	115,903,218	117,465,638
Net income per common share:
Basic	$0.33	$0.68
Diluted	$0.33	$0.68

4. Investments
The following tables summarize the Company's available-for-sale fixed maturities and marketable equity securities:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2015
Fixed maturities:
U.S. government and agencies	$581.1	$11.1	$(0.1)	$592.1
State and political subdivisions	799.4	46.7	(0.2)	845.9
Corporate securities	17,986.0	1,709.7	(51.4)	19,644.3
Residential mortgage-backed securities	2,741.6	184.7	(4.1)	2,922.2
Commercial mortgage-backed securities	1,232.8	75.8	(1.2)	1,307.4
Other debt obligations	672.0	47.1	(0.3)	718.8
Total fixed maturities	24,012.9	2,075.1	(57.3)	26,030.7
Marketable equity securities, available-for-sale	110.3	9.4	(1.4)	118.3
Total	$24,123.2	$2,084.5	$(58.7)	$26,149.0

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$404.8	$6.1	$(1.0)	$409.9
State and political subdivisions	789.7	40.1	(0.6)	829.2
Corporate securities	17,768.7	1,511.5	(87.7)	19,192.5
Residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4
Commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9
Other debt obligations	648.7	44.5	(0.7)	692.5
Total fixed maturities	23,646.5	1,831.1	(98.2)	25,379.4
Marketable equity securities, available-for-sale	112.9	8.6	(1.0)	120.5
Total	$23,759.4	$1,839.7	$(99.2)	$25,499.9
The following tables summarize gross unrealized losses and fair values of the Company's available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of March 31, 2015
Fixed maturities:
U.S. government and agencies	$31.4	$(0.1)	6	$—	$—	—
State and political subdivisions	18.4	(0.1)	5	6.6	(0.1)	3
Corporate securities	908.8	(28.3)	172	308.3	(23.1)	38
Residential mortgage-backed securities	178.5	(1.6)	15	124.3	(2.5)	24
Commercial mortgage-backed securities	24.5	(0.2)	2	6.6	(1.0)	4
Other debt obligations	175.3	(0.2)	11	0.4	(0.1)	2
Total fixed maturities	1,336.9	(30.5)	211	446.2	(26.8)	71
Marketable equity securities, available-for-sale	33.6	(0.8)	10	4.2	(0.6)	6
Total	$1,370.5	$(31.3)	$221	$450.4	$(27.4)	$77

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$38.4	$(0.2)	7	$59.9	$(0.8)	2
State and political subdivisions	9.3	(0.1)	3	39.3	(0.5)	12
Corporate securities	1,348.8	(44.0)	235	1,064.0	(43.7)	75
Residential mortgage-backed securities	191.5	(1.1)	15	241.0	(5.4)	40
Commercial mortgage-backed securities	54.9	(0.2)	4	52.8	(1.5)	8
Other debt obligations	81.7	(0.2)	10	29.9	(0.5)	3
Total fixed maturities	1,724.6	(45.8)	274	1,486.9	(52.4)	140
Marketable equity securities, available-for-sale	14.9	(0.7)	11	3.3	(0.3)	7
Total	$1,739.5	$(46.5)	$285	$1,490.2	$(52.7)	$147
Based on National Association of Insurance Commissioners (NAIC) ratings as of March 31, 2015 and December 31, 2014, the Company held below-investment-grade fixed maturities with fair values of $1,237.9 and $1,126.6, respectively, and amortized costs of $1,199.1 and $1,111.9, respectively. These holdings amounted to 4.8% and 4.4% of the Company's investments in fixed maturities at fair value as of March 31, 2015 and December 31, 2014, respectively.
The following table summarizes the amortized cost and fair value of fixed maturities as of March 31, 2015, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$767.5	$780.2
Over one year through five years	5,460.0	5,908.5
Over five years through ten years	9,333.4	9,831.0
Over ten years	3,917.6	4,681.4
Residential mortgage-backed securities	2,741.6	2,922.2
Commercial mortgage-backed securities	1,232.8	1,307.4
Other asset-backed securities	560.0	600.0
Total fixed maturities	$24,012.9	$26,030.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table summarizes the Company's net investment income:

	For the Three Months Ended March 31,
	2015	2014
Fixed maturities	$278.3	$283.4
Marketable equity securities	4.3	4.0
Mortgage loans	57.1	50.1
Policy loans	0.8	0.9
Investments in limited partnerships (1)	(12.2)	(6.7)
Other	4.3	1.0
Total investment income	332.6	332.7
Investment expenses	(8.6)	(8.3)
Net investment income	$324.0	$324.4
____________________

(1)
This includes net gains (losses) on changes in the fair value of investments held as of period end for which the Company has elected the fair value option, totaling $(5.1) and $(0.1) for the three months ended March 31, 2015 and 2014, respectively.

 The following table summarizes the Company's net realized gains (losses):

	For the Three Months Ended March 31,
	2015	2014
Fixed maturities:
Gross gains on sales	$4.4	$8.7
Gross losses on sales	(4.5)	(1.8)
Net impairment losses recognized in earnings	(8.0)	(1.1)
Other (1)	(0.1)	(1.2)
Total fixed maturities	(8.2)	4.6
Marketable equity securities, trading (2)	8.2	19.7
Other (3)	(9.4)	(5.0)
Deferred policy acquisition costs and deferred sales inducement adjustment	3.2	1.4
Net realized gains (losses)	$(6.2)	$20.7
____________________

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company's convertible securities.

(2)	This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $(1.0) and $13.8 for the three months ended March 31, 2015 and 2014, respectively.

(3)
This includes net gains (losses) on derivatives not designated for hedge accounting and other instruments, including an embedded derivative related to the Company's fixed indexed annuity (FIA) product.

Other-Than-Temporary Impairments (OTTI)
The Company's review of available-for-sale investment securities for OTTI includes both quantitative and qualitative criteria. Quantitative criteria include the length of time and amount that each security is in an unrealized loss position (i.e., is underwater) and, for fixed maturities, whether expected future cash flows indicate that a credit loss exists.
While all securities are monitored for impairment, the Company's experience indicates that, under normal market conditions, securities for which the cost or amortized cost exceeds fair value by less than 20% do not typically represent a significant risk of impairment and, often, fair values recover over time as the factors that caused the declines improve. If the estimated fair value has declined and remained below cost or amortized cost by 20% or more for at least six months, the Company further analyzes the decrease in fair value to determine whether it is an other-than-temporary decline. To make this determination for each security, the Company considers, among other factors:

•	Extent and duration of the decline in fair value below cost or amortized cost;

•
The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations, earnings potential or compliance with terms and covenants of the security;

•	Changes in the financial condition of the security's underlying collateral;

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

•	Any downgrades of the security by a rating agency;

•	Nonpayment of scheduled interest, or the reduction or elimination of dividends;

•	Other indications that a credit loss has occurred; and

•
For fixed maturities, the Company's intent to sell or whether it is more likely than not the Company will be required to sell the fixed maturity prior to recovery of its amortized cost, considering any regulatory developments, prepayment or call notifications and the Company's liquidity needs.

For fixed maturities, the Company concludes that an OTTI has occurred if a security is underwater and there is an intent to sell the security or if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). Where a credit loss exists, the Company isolates the portion of the total unrealized loss related to the credit loss, which is recognized in realized gains (losses) on the consolidated statements of income, and the remainder of the unrealized loss is recorded as a non-credit OTTI through other comprehensive income.
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

•	Expected cash flows from the security;

•	Creditworthiness;

•	Delinquency, debt-service coverage, and loan-to-value ratios on the underlying collateral;

•	Underlying collateral values, vintage year and level of subordination;

•	Geographic concentrations; and

•	Susceptibility to prepayment and anti-selection due to changes in the interest rate environment.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents the severity and duration of the gross unrealized losses on the Company's underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of March 31, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$19.0	$(9.9)	$38.5	$(17.3)
6 consecutive months or more	9.1	(4.5)	4.5	(2.8)
Total underwater by 20% or more	28.1	(14.4)	43.0	(20.1)
All other underwater fixed maturities	1,755.0	(42.9)	3,168.5	(78.1)
Total underwater fixed maturities	$1,783.1	$(57.3)	$3,211.5	$(98.2)
The Company reviewed its available-for-sale fixed maturities with unrealized losses as of March 31, 2015 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. This conclusion is supported by the Company's spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (OCI) were as follows:

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$20.1	$23.1
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.5	—
For which an OTTI was previously recognized	0.7	—
Decreases attributable to:
Securities sold or paid down during the period	(4.4)	(1.3)
Balance, end of period	$16.9	$21.8
Investments in Limited Partnerships — Affordable Housing Project Investments
The Company invests in limited partnerships that are established to fund low-income housing and other qualifying purposes, where the primary return on investment is in the form of income tax credits. These are collectively referred to as "tax credit investments," and the majority of the Company's investments in such partnerships relate to affordable housing project investments. As of March 31, 2015 and December 31, 2014, the Company's tax credit investments had carrying values of $230.5 and $238.4, respectively, of which $220.4 and $228.7 related to affordable housing project investments, respectively.
The Company's tax credit investments are primarily accounted for under the equity method and recorded at amortized cost. These investments are amortized based on the expected performance of the underlying partnership, with amortization recorded as a reduction to net investment income. Although these investments decrease net investment income on a pre-tax basis, the partnerships provide tax benefits that decrease the Company's income tax expense.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table sets forth the impact of affordable housing project investments on net income. These amounts do not include the impacts of the Company's holdings in other types of tax credit investments.

	For the Three Months Ended March 31,
	2015	2014
Amortization recorded in net investment income	$(6.5)	$(6.2)
Realized losses related to tax credit investments (1)	(2.1)	(0.7)
Tax benefit from amortization and realized losses	3.0	2.4
Tax credits	11.3	11.8
Impact to net income	$5.7	$7.3
____________________

(1)
When the carrying value of an investment exceeds the total amount of remaining tax benefits, the Company records an impairment loss, which is included in other net realized gains (losses) in the consolidated statements of income.

5. Mortgage Loans
The Company originates and manages a portfolio of mortgage loans which are secured by first-mortgage liens on income-producing commercial real estate, primarily in the retail, industrial and office building sectors. Loans are underwritten based on loan-to-value (LTV) ratios and debt-service coverage ratios (DSCR), as well as detailed market, property and borrower analyses. The Company's mortgage loan portfolio is considered a single portfolio segment and class of financing receivables, which is consistent with how the Company assesses and monitors the risk and performance of the portfolio. A large majority of these loans have personal guarantees, and all mortgaged properties are inspected annually.
The Company's mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturity. As of March 31, 2015, the three states with the largest concentrations of the Company's commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 28.8%, 10.9% and 8.0% of the total portfolio, respectively.
Allowance for Mortgage Loans
The allowance for losses on mortgage loans provides for the risk of credit loss inherent in the lending process. The allowance includes a portfolio reserve for probable losses incurred but not specifically identified and, as needed, specific reserves for impaired loans. The allowance for losses on mortgage loans is evaluated at each reporting period and adjustments are recorded when appropriate. To assist in its evaluation of the allowance for loan losses, the Company utilizes the following credit quality indicators to categorize its loans as lower, medium or higher risk:

•	Lower Risk Loans – Loans with an LTV ratio of less than 65%, and a DSCR of greater than 1.50.

•	Medium Risk Loans – Loans that have an LTV ratio of less than 65% but a DSCR below 1.50, or loans with an LTV ratio between 65% and 80% and a DSCR of greater than 1.50.

•	Higher Risk Loans – Loans with an LTV ratio greater than 80%, or loans which have an LTV ratio between 65% and 80% and a DSCR of less than 1.50.
Loans are specifically evaluated for impairment if the Company considers it probable that amounts due according to the terms of the loan agreement will not be collected, or the loan is modified in a troubled debt restructuring. The Company establishes specific reserves for these loans when the fair value is less than the carrying value.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table sets forth the Company's mortgage loans by risk category:

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,600.3	61.5%	$2,567.0	62.1%
Medium risk	1,035.4	24.5	994.2	24.1
Higher risk	589.6	14.0	571.3	13.8
Credit quality indicator total	4,225.3	100.0%	4,132.5	100.0%
Loans specifically evaluated for impairment (1)	2.0		2.0
Other (2)	(4.4)		(4.4)
Total	$4,222.9		$4,130.1
________________

(1)	As of March 31, 2015 and December 31, 2014, reserve amounts of $0.2 were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
In developing the portfolio reserve for incurred but not specifically identified losses, the Company evaluates loans by risk category and considers past loan experience, commercial real estate market conditions, and third-party data for expected losses on loans with similar LTV ratios and DSCRs. Each loan's LTV ratio and DSCR is updated annually, primarily during the third quarter. In developing its provision for specifically identified loans, a market valuation on the collateral is performed to determine if a reserve is necessary.
As of March 31, 2015 and December 31, 2014, the balance of the Company's allowance for mortgage loan losses was $8.1. For the three months ended March 31, 2015 and 2014, there were no additional provisions recorded for specific loans or for loans not specifically identified, and no charge-offs were recorded.
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of March 31, 2015 and December 31, 2014, one loan with an outstanding balance of $1.5 was considered non-performing.
6. Derivative Instruments
The following table sets forth the fair value of the Company's derivative instruments, including embedded derivatives that primarily relate to the Company's FIA products. In the consolidated balance sheets, derivative contracts in an asset position are included in other invested assets, derivative contracts in a liability position are included in other liabilities, and embedded derivative liabilities are included in funds held under deposit contracts.

	As of March 31, 2015			As of December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$158.5	$7.1	$—	$158.5	$5.4	$—
Foreign currency swaps	674.7	52.4	0.4	638.6	14.9	10.2
Total derivatives designated as hedges	$833.2	$59.5	$0.4	$797.1	$20.3	$10.2
Derivatives not designated as hedges:
Equity index options	$2,333.2	$71.2	$—	$2,055.9	$71.0	$0.1
Foreign currency forwards	16.9	0.1	0.1	18.3	0.1	—
Embedded derivatives	—	—	264.4	—	—	230.1
Other derivatives	25.4	0.3	0.1	25.3	0.2	0.4
Total derivatives not designated as hedges	2,375.5	71.6	264.6	2,099.5	71.3	230.6
Total derivatives	$3,208.7	$131.1	$265.0	$2,896.6	$91.6	$240.8
Collateral Arrangements and Offsetting of Financial Instruments
The Company's derivative contracts are typically governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, except for foreign currency forwards which do not require an ISDA. For each ISDA, the

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Company and the counterparty have also entered into a credit support annex ("CSA") to reduce the risk of counterparty default in derivative transactions by requiring the posting of cash collateral or other financial assets. The CSA requires either party to post collateral when net exposures from all derivative contracts between the parties exceed pre-determined contractual thresholds, which vary by counterparty. The amount of net exposure is the difference between the derivative contract's fair value and the fair value of the collateral held for such agreements with each counterparty. Collateral amounts required to be posted or received are determined daily based on the net exposure with each counterparty under a master netting agreement. The Company is also required to post initial and variation margin on certain centrally cleared instruments and, as a result, may have collateral posted related to derivatives in an asset position. The Company does not offset recognized collateral amounts pledged or received against the fair value amounts recognized for derivative contracts.
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

The following tables present the potential effect of netting arrangements by counterparty on the Company's consolidated balance sheets:

	As of March 31, 2015
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$17.0	$—	$(17.0)	$—
B (1)	37.2	2.1	(33.2)	6.1
C	15.7	—	(15.2)	0.5
D	14.3	—	(13.4)	0.9
F	29.4	—	(28.8)	0.6
Other	17.5	—	(15.6)	1.9
Total derivative assets	$131.1	$2.1	$(123.2)	$10.0
(1) Amounts include collateral of $2.1 posted by the Company to comply with regulatory requirements on certain centrally cleared instruments.

	As of March 31, 2015
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
B	$0.2	$—	$(0.1)	$0.1
D	0.1	—	—	0.1
E	0.1	—	—	0.1
Other	0.2	—	—	0.2
Total derivative liabilities (1)	$0.6	$—	$(0.1)	$0.5
_______________________

(1)	Excludes embedded derivatives of $264.4 which have no counterparty.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	As of December 31, 2014
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$12.0	$—	$(12.0)	$—
B (1)	20.2	1.9	(13.9)	8.2
C	12.0	—	(12.0)	—
D	14.9	—	(14.9)	—
F	24.0	—	(24.0)	—
Other	8.5	—	(6.7)	1.8
Total derivative assets	$91.6	$1.9	$(83.5)	$10.0
(1) Amounts include collateral of $1.9 posted by the Company to comply with regulatory requirements on certain centrally cleared instruments.

	As of December 31, 2014
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$1.2	$—	$—	$1.2
B	6.7	—	(0.1)	6.6
E	2.4	—	—	2.4
Other	0.4	—	—	0.4
Total derivative liabilities (1)	$10.7	$—	$(0.1)	$10.6
_______________________

(1)	Excludes embedded derivatives of $230.1 which have no counterparty.
Derivatives Designated as Hedges
The following table presents the amount of gain (loss) recognized in OCI on derivatives qualifying and designated as cash flow hedges:

	For the Three Months Ended March 31,
	2015	2014
Interest rate swaps	$2.6	$0.8
Foreign currency swaps	49.3	(5.7)
Total	$51.9	$(4.9)
See Note 9 for amounts reclassified out of AOCI into net income for the three months ended March 31, 2015 and 2014. The Company expects to reclassify net gains of $8.9 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.
As of March 31, 2015, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately fourteen years. For the three months ended March 31, 2015 and 2014, no material hedge ineffectiveness was recorded.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Derivatives Not Designated as Hedges
The following table shows the effect of derivatives not designated as hedges in the consolidated statements of income, which is recorded in net realized gains (losses):

	For the Three Months Ended March 31,
	2015	2014
Equity index options	$3.8	$3.9
Foreign currency forwards	0.7	—
Embedded derivatives	(10.4)	(6.3)
Other derivatives	1.0	0.1
Total	$(4.9)	$(2.3)
7. Fair Value of Financial Instruments
The Company determines the fair value of its financial instruments based on the fair value hierarchy, which favors the use of observable inputs over the use of unobservable inputs when measuring fair value. The Company has categorized its financial instruments into the three-level hierarchy, which gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level assigned to a fair value measurement is based on the lowest-level input that is significant to the measurement. The fair value measurements for the Company's financial instruments are categorized as follows:

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following tables present the fair value of the Company's financial instruments classified by the valuation hierarchy described above. The financial instruments are separated between those measured at fair value on a recurring basis and those not carried at fair value, but for which disclosure of fair value is required.

	As of March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$592.1	$592.1	$—	$592.1	$—
State and political subdivisions	845.9	845.9	—	845.9	—
Corporate securities	19,644.3	19,644.3	—	19,599.1	45.2
Residential mortgage-backed securities	2,922.2	2,922.2	—	2,922.2	—
Commercial mortgage-backed securities	1,307.4	1,307.4	—	1,305.0	2.4
Other debt obligations	718.8	718.8	—	671.1	47.7
Total fixed maturities, available-for-sale	26,030.7	26,030.7	—	25,935.4	95.3
Marketable equity securities, available-for-sale	118.3	118.3	59.7	52.5	6.1
Marketable equity securities, trading	546.4	546.4	546.2	—	0.2
Investments in limited partnerships, alternative investments	65.6	65.6	—	25.1	40.5
Other invested assets:
Equity index options	71.2	71.2	—	68.9	2.3
Other	62.0	62.0	0.6	59.9	1.5
Total other invested assets	133.2	133.2	0.6	128.8	3.8
Total investments carried at fair value	26,894.2	26,894.2	606.5	26,141.8	145.9
Separate account assets	954.1	954.1	954.1	—	—
Total assets at fair value	$27,848.3	$27,848.3	$1,560.6	$26,141.8	$145.9
Financial liabilities:
Embedded derivatives	$264.4	$264.4	$—	$—	$264.4
Total liabilities at fair value	$264.4	$264.4	$—	$—	$264.4

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$4,222.9	$4,514.3	$—	$—	$4,514.3
Investments in limited partnerships, tax credit investments	230.5	218.9	—	218.9	—
Cash and cash equivalents	231.5	231.5	231.5	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$14,102.4	$14,675.4	$—	$—	$14,675.4
Income annuities	6,523.2	8,612.3	—	—	8,612.3
Notes payable:
Capital Efficient Notes (CENts)	$149.9	$155.3	$—	$155.3	$—
Senior notes	547.4	573.0	—	573.0	—
_______________________

(1)	The carrying value of this balance excludes $6,477.6 of liabilities related to insurance contracts and embedded derivatives.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	As of December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$409.9	$409.9	$—	$409.9	$—
State and political subdivisions	829.2	829.2	—	829.2	—
Corporate securities	19,192.5	19,192.5	—	19,120.9	71.6
Residential mortgage-backed securities	2,921.4	2,921.4	—	2,921.4	—
Commercial mortgage-backed securities	1,333.9	1,333.9	—	1,331.4	2.5
Other debt obligations	692.5	692.5	—	620.8	71.7
Total fixed maturities, available-for-sale	25,379.4	25,379.4	—	25,233.6	145.8
Marketable equity securities, available-for-sale	120.5	120.5	62.8	57.7	—
Marketable equity securities, trading	532.0	532.0	531.6	—	0.4
Investments in limited partnerships, alternative investments	71.5	71.5	—	—	71.5
Other invested assets:
Equity index options	71.0	71.0	—	68.6	2.4
Other	24.8	24.8	0.6	20.7	3.5
Total other invested assets	95.8	95.8	0.6	89.3	5.9
Total investments carried at fair value	26,199.2	26,199.2	595.0	25,380.6	223.6
Separate account assets	949.8	949.8	949.8	—	—
Total assets at fair value	$27,149.0	$27,149.0	$1,544.8	$25,380.6	$223.6
Financial liabilities:
Embedded derivatives	$230.1	$230.1	$—	$—	$230.1
Foreign currency swaps	10.2	10.2	—	10.2	—
Total liabilities at fair value	$240.3	$240.3	$—	$10.2	$230.1

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$4,130.1	$4,375.8	$—	$—	$4,375.8
Investments in limited partnerships, tax credit investments	238.4	226.6	—	226.6	—
Cash and cash equivalents	158.8	158.8	158.8	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$13,686.8	$14,004.2	$—	$—	$14,004.2
Income annuities	6,527.1	8,452.5	—	—	8,452.5
Notes payable:
Capital Efficient Notes (CENts)	$149.9	$155.6	$—	$155.6	$—
Senior notes	547.3	569.6	—	569.6	—
_________________

(1)	The carrying value of this balance excludes $6,388.7 of liabilities related to insurance contracts and embedded derivatives.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
Fixed Maturities
The vast majority of the Company's fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third-party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of March 31, 2015 and December 31, 2014, respectively, pricing services provided prices for 95.5% and 96.0% of the Company's fixed maturities.
As of March 31, 2015, the Company had $960.1, or 3.7%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company's investments in private placement securities resulted in the classification of $928.6, or 96.7%, as Level 2 measurements as of March 31, 2015. As of December 31, 2014, the Company had $929.0, or 3.7%, of its fixed maturities invested in private placement securities, of which $870.7, or 93.7%, were classified as Level 2 measurements.
Corporate Securities
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

	As of March 31, 2015			As of December 31, 2014
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,598.1	18.4%	231	$3,468.3	18.1%	226
Consumer staples	2,815.8	14.4	159	2,855.1	14.9	162
Consumer discretionary	2,563.2	13.1	206	2,409.3	12.6	199
Health care	2,322.7	11.9	142	2,175.4	11.4	122
Financial	2,143.8	10.9	166	2,032.2	10.6	162
Utilities	2,051.2	10.5	151	2,119.1	11.1	154

Weighted-average coupon rate	5.24%			5.30%
Weighted-average remaining years to contractual maturity	9.0			9.1
As of March 31, 2015 and December 31, 2014, $829.4, or 4.2%, and $770.6, or 4.0%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. The valuation approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 60 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation and thus management does not believe it prohibits Level 2 classification.
Residential Mortgage-backed Securities
The Company's residential mortgage-backed securities (RMBS) classified as Level 2 measurements are priced by pricing services that utilize evaluated pricing models. Because many RMBS do not trade on a daily basis, evaluated pricing models apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

data, including market research publications. In addition, the pricing services use models and processes to develop prepayment and interest rate scenarios. The pricing services monitor market indicators, industry and economic events, and their models take into account market convention.
Agency securities comprised 88.4% and 87.9% of the Company's Level 2 RMBS as of March 31, 2015 and December 31, 2014, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.14% and 4.18% as of March 31, 2015 and December 31, 2014, respectively. The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of March 31, 2015		As of December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$152.6	45.0%	$159.6	45.1%
AA through BBB	54.8	16.2	56.1	15.9
BB & below	131.7	38.8	138.1	39.0
Total non-agency RMBS	$339.1	100.0%	$353.8	100.0%
Non-agency RMBS with super senior subordination	$229.5	67.7%	$240.4	67.9%
As of March 31, 2015 and December 31, 2014, the Company's non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.1% and 9.0%, respectively. As of March 31, 2015 and December 31, 2014, $71.0 and $72.8, or 20.9% and 20.6%, respectively, of the Company's non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
The Company's CMBS securities classified as Level 2 measurements are priced by pricing services that utilize evaluated pricing models. Because many CMBS do not trade on a daily basis, evaluated pricing models apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications.
The Company's Level 2 CMBS securities were primarily non-agency securities, which comprised 88.3% and 87.8% of Level 2 CMBS as of March 31, 2015 and December 31, 2014, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 32.5% and 32.8% as of March 31, 2015 and December 31, 2014, respectively, and 94.7% and 96.8% were in the most senior tranche as of March 31, 2015 and December 31, 2014, respectively. The weighted-average coupon rate on these securities was 4.63% and 4.65% as of March 31, 2015 and December 31, 2014, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of March 31, 2015	As of December 31, 2014
	% of Total	% of Total
Significant underlying collateral locations:
New York	25.8%	24.5%
California	10.4	10.7
Florida	7.6	7.8
Texas	7.0	7.1
Significant underlying collateral property types:
Office buildings	34.0%	33.4%
Retail shopping centers	29.2	29.8
Marketable Equity Securities
Marketable equity securities are investments in common stock (mainly in publicly traded companies), exchange-traded funds (ETFs), and certain nonredeemable preferred stocks. When the fair values of the Company's marketable equity securities are based on quoted market prices in active markets for identical assets, they are classified as Level 1 measurements. The fair

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

values of nonredeemable preferred stocks are determined by pricing services utilizing evaluated pricing models and are classified as a Level 2 measurement. These valuations are created based on benchmark curves using industry standard inputs and exchange prices of underlying securities and common stock of the same issuer.

Investments in Limited Partnerships
Investments in limited partnerships recorded at fair value relate to the Company's alternative investments, primarily private equity and hedge funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is determined based on the Company's proportionate interest in the underlying partnership or fund's net asset values (NAV). The Company's ability to redeem or otherwise liquidate these investments varies by partnership. If the partnership terms generally allow for redemption or liquidation within one year, the investment is classified as a Level 2 measurement. Otherwise, the investment is classified as a Level 3 measurement.
Equity Index Options
Equity index options consist primarily of Standard & Poor's 500 Index® ("S&P 500") options. The fair values of these index options were determined using option pricing models. Significant inputs include index implied volatilities, index dividend yields, index prices, a risk-free rate, option term and option strike price. As these inputs are observable, the equity index options are classified as a Level 2 measurement.
Separate Accounts
Separate account assets are primarily invested in mutual funds with published NAVs, which are classified as a Level 1 measurement.
Embedded Derivatives
Embedded derivatives relate to the Company's FIA product, which credits interest to the policyholder's account balance based on increases in selected indices, primarily the S&P 500. The fair value of the embedded derivative reflects the excess of the projected benefits based on the indexed fund value over the projected benefits based on the guaranteed fund value. The excess benefits are projected using best estimates for surrenders, mortality and indexed fund interest, and discounted at a risk-free rate plus a spread for nonperformance and policyholder behavior risk. Because the estimates utilize significant unobservable inputs, the Company classifies the embedded derivatives as a Level 3 measurement.
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
Other Financial Instruments Subject to Fair Value Disclosure Requirements
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents, which are reported at cost and approximate fair value, were $35.9 and $16.6 as of March 31, 2015 and December 31, 2014, respectively. These are classified as a Level 1 measurement.
The fair value of the Company's mortgage loans are measured by discounting the projected future cash flows using the current rate at which the loans would be made to borrowers with similar credit ratings and for the same maturities. Because these estimates utilize significant unobservable inputs, mortgage loans are classified as a Level 3 measurement.
The fair value of the Company's investments in limited partnerships associated with tax credit investments are estimated based on the discounted cash flows over the remaining life of the tax credits, using the original internal rate of return for each investment. As these inputs are considered observable, investments in limited partnerships are classified as a Level 2 measurement.
The fair values of funds held under deposit contracts related to investment-type contracts are estimated based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

and discounted at a risk-free rate plus a spread for nonperformance and policyholder behavior risk. Because these estimates utilize significant unobservable inputs, the Company classifies funds held under deposit contracts as a Level 3 measurement.
The fair value of the Company's notes payable is determined by an independent pricing service utilizing evaluated pricing models, consistent with how fair value was determined for the majority of its corporate securities. The use of observable inputs resulted in the classification of notes payable as a Level 2 measurement.
Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three months ended March 31, 2015:

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2015	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of March 31, 2015
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$71.6	$15.6	$—	$(41.4)	$0.5	$—	$(1.1)	$—	$45.2
Commercial mortgage-backed securities	2.5	—	—	—	(0.1)	—	—	—	2.4
Other debt obligations	71.7	—	—	(24.5)	(0.1)	—	0.6	—	47.7
Total fixed maturities, available-for-sale	145.8	15.6	—	(65.9)	0.3	—	(0.5)	—	95.3
Marketable equity securities, available-for-sale	—	—	—	6.0	—	—	0.1	—	6.1
Marketable equity securities, trading	0.4	—	—	(0.2)	—	—	—	—	0.2
Investments in limited partnerships	71.5	1.0	—	(28.5)	(1.9)	(3.5)	—	1.9	40.5
Other invested assets:
Equity index options	2.4	0.4	—	—	—	(0.5)	—	—	2.3
Other	3.5	0.6	—	—	(5.0)	3.0	—	(0.6)	1.5
Total other invested assets	5.9	1.0	—	—	(5.0)	2.5	—	(0.6)	3.8
Total Level 3 assets	$223.6	$17.6	$—	$(88.6)	$(6.6)	$(1.0)	$(0.4)	$1.3	$145.9
Financial Liabilities:
Embedded derivatives	$230.1	$25.0	$(1.1)	$—	$—	$10.4	$—	$—	$264.4
Total Level 3 liabilities	$230.1	$25.0	$(1.1)	$—	$—	$10.4	$—	$—	$264.4
_______________

(1)	Issues and settlements are related to the Company's embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $6.1 for the three months ended March 31, 2015. Gross transfers out of Level 3 were $94.7 for the three months ended March 31, 2015, of which $65.9 related to fixed maturities for which observable inputs became available.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three months ended March 31, 2014:

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of March 31, 2014
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.4	$—	$—	$(17.4)	$—	$—	$—	$—	$—
Corporate securities	28.0	24.5	—	39.0	(3.0)	—	3.6	—	92.1
Residential mortgage-backed securities	0.2	—	—	—	—	—	—	—	0.2
Commercial mortgage-backed securities	5.8	—	—	—	(0.3)	—	—	—	5.5
Other debt obligations	128.8	—	—	(66.7)	(0.4)	—	1.2	—	62.9
Total fixed maturities, available-for-sale	180.2	24.5	—	(45.1)	(3.7)	—	4.8	—	160.7
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	31.2	10.3	—	—	—	—	—	—	41.5
Other invested assets:
Equity index options	38.8	0.9	—	(36.7)	(0.4)	(3.0)	—	2.9	2.5
Other	3.2	—	—	—	—	0.1	—	—	3.3
Total other invested assets	42.0	0.9	—	(36.7)	(0.4)	(2.9)	—	2.9	5.8
Total Level 3 assets	$253.7	$35.7	$—	$(81.8)	$(4.1)	$(2.9)	$4.8	$2.9	$208.3
Financial Liabilities:
Embedded derivatives	92.1	23.0	(0.1)	—	—	6.3	—	—	121.3
Total Level 3 liabilities	$92.1	$23.0	$(0.1)	$—	$—	$6.3	$—	$—	$121.3
_______________

(1)	Issues and settlements are related to the Company's embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $39.0 for the three months ended March 31, 2014. Gross transfers out of Level 3 were $120.8 for the three months ended March 31, 2014. Additionally, transfers out included a change in valuation methodology for equity index options during the first quarter of 2014 to a method that uses significant observable inputs. Such securities are now classified as Level 2.

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

8. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended March 31,
	2015	2014
Unamortized balance at beginning of period	$513.9	$419.9
Deferral of acquisition costs	46.4	40.2
Adjustments for realized (gains) losses	3.0	1.1
Amortization — excluding unlocking	(20.7)	(15.5)
Amortization — impact of assumption and experience unlocking	(0.9)	(4.4)
Unamortized balance at end of period	541.7	441.3
Accumulated effect of net unrealized gains	(156.1)	(121.2)
Balance at end of period	$385.6	$320.1

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Three Months Ended March 31,
	2015	2014
Unamortized balance at beginning of period	$136.7	$154.8
Capitalizations	6.5	9.6
Adjustments for realized (gains) losses	0.2	0.3
Amortization — excluding unlocking	(10.4)	(10.6)
Amortization — impact of assumption and experience unlocking	(0.7)	(3.8)
Unamortized balance at end of period	132.3	150.3
Accumulated effect of net unrealized gains	(88.0)	(86.5)
Balance at end of period	$44.3	$63.8
9. Stockholders' Equity
The following table summarizes the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three months ended March 31, 2015:

	Net Unrealized Gains (Losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of January 1, 2015	$1,130.2	$(13.5)	$(131.4)	$5.3	$990.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	156.8	(0.6)	(28.5)	33.8	161.5
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.8)	(0.8)
Foreign currency swaps	—	—	—	(1.9)	(1.9)
Net realized (gains) losses	7.0	0.1	(3.2)	—	3.9
Total provision (benefit) for income taxes	(2.5)	—	1.1	0.9	(0.5)
Total reclassifications from AOCI, net of taxes	4.5	0.1	(2.1)	(1.8)	0.7
Other comprehensive income (loss) after reclassifications	161.3	(0.5)	(30.6)	32.0	162.2
Balance as of March 31, 2015	$1,291.5	$(14.0)	$(162.0)	$37.3	$1,152.8
___________________

(1)	Other comprehensive income (loss) before reclassifications is net of taxes of $84.4, $(0.4), $(15.3), $18.1 and $86.8, respectively, for the three months ended March 31, 2015.

(2)
Reclassification adjustments of OTTI on fixed maturities not related to credit losses are included in changes in unrealized gains and losses on available-for-sale securities within the consolidated statements of comprehensive income (loss).

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

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

Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2014	117,730,757
Common stock issued	1,790
Restricted stock issued, net	195,346
Employee stock purchase plan shares issued	110,287
Common stock repurchased (1)	(2,240,729)
Balance as of December 31, 2014	115,797,451

Balance as of January 1, 2015	115,797,451
Common stock issued	—
Restricted stock issued, net	279,500
Employee stock purchase plan shares issued	37,177
Common stock repurchased (1)	(340)
Balance as of March 31, 2015	116,113,788
_____________________

(1)
Represents shares of common stock repurchased pursuant to the Company's stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company's Equity Plan.

10. Commitments and Contingencies
Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of March 31, 2015, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Other Commitments and Contingencies
As of March 31, 2015, the Company had no material changes to its commitments or contingencies since December 31, 2014.
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

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income:

	For the Three Months Ended March 31, 2015
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$171.7	$—	$—	$8.6	$—	$180.3
Net investment income	5.2	154.0	91.9	71.1	1.8	324.0
Policy fees, contract charges, and other	4.8	5.1	0.2	41.0	0.5	51.6
Certain realized gains (losses)	—	(0.2)	—	—	—	(0.2)
Total operating revenues	181.7	158.9	92.1	120.7	2.3	555.7
Benefits and expenses:
Policyholder benefits and claims	114.1	0.2	—	27.8	—	142.1
Interest credited	—	89.2	84.0	62.4	(0.4)	235.2
Other underwriting and operating expenses	48.7	23.9	5.2	20.8	0.6	99.2
Interest expense	—	—	—	0.1	11.1	11.2
Amortization of DAC	0.4	17.2	1.6	2.4	—	21.6
Total benefits and expenses	163.2	130.5	90.8	113.5	11.3	509.3
Segment pre-tax adjusted operating income (loss)	$18.5	$28.4	$1.3	$7.2	$(9.0)	$46.4
Operating revenues	$181.7	$158.9	$92.1	$120.7	$2.3	$555.7
Add: Excluded realized gains (losses)	—	(7.8)	5.1	0.2	(3.5)	(6.0)
Total revenues	181.7	151.1	97.2	120.9	(1.2)	549.7
Total benefits and expenses	163.2	130.5	90.8	113.5	11.3	509.3
Income (loss) from operations before income taxes	$18.5	$20.6	$6.4	$7.4	$(12.5)	$40.4
As of March 31, 2015:
Total assets	$181.8	$16,540.2	$7,640.2	$6,992.9	$2,492.8	$33,847.9

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	For the Three Months Ended March 31, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$145.0	$—	$—	$8.8	$—	$153.8
Net investment income	5.0	150.1	97.0	70.9	1.4	324.4
Policy fees, contract charges, and other	3.9	5.9	0.2	36.2	0.4	46.6
Certain realized gains (losses)	—	(0.2)	—	—	—	(0.2)
Total operating revenues	153.9	155.8	97.2	115.9	1.8	524.6
Benefits and expenses:
Policyholder benefits and claims	82.8	0.1	—	18.3	—	101.2
Interest credited	—	87.5	82.0	65.2	(0.5)	234.2
Other underwriting and operating expenses	43.2	21.1	4.8	18.2	0.6	87.9
Interest expense	—	—	—	—	8.2	8.2
Amortization of DAC	0.1	16.9	1.0	1.9	—	19.9
Total benefits and expenses	126.1	125.6	87.8	103.6	8.3	451.4
Segment pre-tax adjusted operating income (loss)	$27.8	$30.2	$9.4	$12.3	$(6.5)	$73.2
Operating revenues	$153.9	$155.8	$97.2	$115.9	$1.8	$524.6
Add: Excluded realized gains (losses)	—	(4.9)	24.2	2.5	(0.9)	20.9
Total revenues	153.9	150.9	121.4	118.4	0.9	545.5
Total benefits and expenses	126.1	125.6	87.8	103.6	8.3	451.4
Income (loss) from operations before income taxes	$27.8	$25.3	$33.6	$14.8	$(7.4)	$94.1
As of March 31, 2014:
Total assets	$169.4	$14,625.7	$7,438.9	$6,586.6	$2,343.7	$31,164.3
12. Subsequent Event

On May 7, 2015, the Company declared a dividend of $0.11 per common share, or approximately $11.6 in total, to shareholders of record on May 21, 2015. The dividend will be paid on or about June 5, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed above under "Forward-Looking Statements" and the factors described in Item 1A – "Risk Factors" in our 2014 Annual Report on Form 10-K, filed with the SEC on February 26, 2015 ("2014 10-K"). You should read the following discussion in conjunction with Item 1 – "Condensed Financial Statements" included in this Form 10-Q and our 2014 10-K, as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31.
Management considers certain non-GAAP financial measures to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 – "Management's Discussion and Analysis of Financial Condition – Use of non-GAAP Financial Measures" in our 2014 10-K.
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

Individual Life Division

•
Individual Life. We offer individual life insurance products, such as universal life (UL) and term insurance. We also offer institutional products, including bank-owned life insurance (BOLI) and variable corporate-owned life insurance (COLI).

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
See Note 11 to the accompanying unaudited interim condensed consolidated financial statements for the financial results of our segments. Our segments and operations are further described in Item 1 – "Business" of our 2014 10-K.

Executive Summary
Net income for the three months ended March 31, 2015 decreased to $38.8, from $79.3 in the same period in 2014. Pre-tax adjusted operating income was down across all segments for the quarter, and we experienced net realized losses on our investment portfolio compared to realized gains in the prior quarter. These decreases were partially offset by a lower effective tax rate, which reflects the impact of our tax credit investments on lower pre-tax income.
We started this year with strong sales and solid core operating metrics. Earnings in the first quarter were down, as several earnings drivers were unfavorable compared to the first quarter of last year. Most of these were anticipated, including the higher loss ratio in our Benefits segment, lower mortality gains in our Income Annuities segment, the impact of the prior year's BOLI PGAAP reserve release in our Individual Life segment, and higher operating expenses as we grow our business. For further discussion of these items and each segments' earnings drivers for the period, refer to — "Results of Operations."

Business Strategy
We remain focused on increasing adjusted operating income and cash flows and improving our operating return on average equity (ROAE) over time. Our strategies are outlined in our 2014 10-K, in Item 1 — "Business – Our Business" and Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy."
Recent developments in the strategies we have outlined include the following:

•
Benefits Division: Strong sales of medical stop-loss and group life and DI in the first quarter of 2015 position us well toward our goal to exceed $650.0 in total premiums in the Benefits division this year. Our strong relationships with key national brokers and a disciplined market allowed us to grow our medical stop-loss business while maintaining our pricing discipline.

•
Retirement Division: In March 2015, we expanded our FIA product offerings with the launch of products linked to two new indices. At current interest rate levels, we expect sales to ramp up during 2015, as we gain traction with both our newer products and expansion into the broker-dealer channel. We continue to expect Retirement division sales to exceed $3.0 billion for the year.

•
Individual Life Division: Strong sales of our guaranteed UL products in the first quarter of 2015 were driven by greater penetration within our national BGA distribution relationships. We are targeting over $50.0 of sales for our Individual Life division this year.

Our success may be affected by the factors discussed in Item 1A — "Risk Factors" in our 2014 10-K and other factors as discussed herein.

Economic and Industry Trends
Our results and ability to execute on our strategies are influenced by a range of economic and other factors, which are described in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy" in our 2014 10-K. We continually monitor changes in these factors that affect our business, and there have been no significant changes to the trends discussed in our 2014 10-K.

Results of Operations
This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes. The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three months ended March 31, 2015 and 2014 are discussed in their respective sections.
The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended March 31,		Variance (%)
	2015	2014	2015 vs. 2014
Segment pre-tax adjusted operating income (loss):
Benefits	$18.5	$27.8	(33.5)%
Deferred Annuities	28.4	30.2	(6.0)
Income Annuities	1.3	9.4	(86.2)
Individual Life	7.2	12.3	(41.5)
Other	(9.0)	(6.5)	(38.5)
Pre-tax adjusted operating income (1)	$46.4	$73.2	(36.6)%
Add: Excluded realized gains (losses)	(6.0)	20.9	*
Income from operations before incomes taxes	$40.4	$94.1	(57.1)%
Total provision for income taxes	$1.6	$14.8	(89.2)%
Net income	$38.8	$79.3	(51.1)%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure. For a definition of this measure, see - "Use of non-GAAP Financial Measures".

The following table sets forth detail of our other underwriting and operating expenses allocated among the segments:

	For the Three Months Ended March 31,
	2015	2014
Salaries, incentive compensation, and other employee costs	$54.4	$45.4
Rent and occupancy costs	4.1	4.5
Professional services and software licensing	13.7	12.4
Other	9.8	9.2
Total operating expenses	82.0	71.5
Commissions and premium-based taxes and fees	63.7	56.6
DAC deferrals	(46.5)	(40.2)
Other underwriting and operating expenses	$99.2	$87.9
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary of Results
Net income decreased $40.5 as a result of a $26.8 decline in pre-tax adjusted operating income, and a $26.9 decline in net realized gains (losses) compared to the first quarter of 2014. These declines were partially offset by a lower provision for income taxes resulting from lower pre-tax income and a lower effective tax rate. Most net realized gains (losses) are excluded from pre-tax adjusted operating income. Refer to – "Investments" for further discussion of realized gains (losses).
Compared to first quarter 2014 results, first quarter 2015 pre-tax adjusted operating income declined across all segments. Segment results, discussed further below, included net prepayment-related income of $4.6, which consisted of $6.2 of investment income from investment prepayments (primarily bond make-whole payments in our Deferred Annuities and Life segments), less $1.6 of related DAC and DSI amortization. For the three months ended March 31, 2014, prepayment-related income, net of related amortization, contributed $5.3 to pre-tax adjusted operating income.

Other underwriting and operating expenses increased $11.3. This increase reflects higher commissions and sales-related expenses in our Benefits division, and expenses to support growth across the company, including investments in new distribution, customer service teams to support larger blocks of in-force business, and information technology initiatives.
The provision for income taxes decreased $13.2 from the three months ended March 31, 2014. The effective tax rate declined to 4.0% for the three months ended March 31, 2015 from 15.7% for the same period in 2014. This was primarily due to continued benefits from tax credit investments on lower pre-tax income.
Segment Operating Results
Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended March 31,		Variance (%)
	2015	2014	2015 vs. 2014
Operating revenues:
Premiums	$171.7	$145.0	18.4%
Net investment income	5.2	5.0	4.0
Policy fees, contract charges, and other	4.8	3.9	23.1
Total operating revenues	181.7	153.9	18.1
Benefits and expenses:
Policyholder benefits and claims	114.1	82.8	37.8
Other underwriting and operating expenses	48.7	43.2	12.7
Amortization of deferred policy acquisition costs	0.4	0.1	300.0
Total benefits and expenses	163.2	126.1	29.4
Segment pre-tax adjusted operating income	$18.5	$27.8	(33.5)%
The following table sets forth selected operating metrics relating to our Benefits segment:

	For the Three Months Ended March 31,
	2015	2014
Loss ratio (1)	66.4%	57.1%
Expense ratio (2)	27.6	29.6
Combined ratio (3)	94.0%	86.7%
Medical stop-loss – loss ratio (4)	67.1%	55.7%
Total sales (5)	$136.7	$71.9
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of the our insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $9.3, which was expected as the loss ratio increased to be in our long-term range. This was partially offset by premium growth in the medical stop-loss and group life and DI businesses. The loss ratio increased to 66.4% for the three months ended March 31, 2015, compared to 57.1% for the same period in 2014. The 2014 loss ratio reflected the performance of medical stop-loss business written in January 2013. From quarter to quarter, variability in the loss ratio can occur, but over time we expect to be within the target range of 65% - 67%.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues
Premiums increased $26.7 due to growth in our medical stop-loss and group life and DI businesses from strong sales in the first quarter of 2015.
Benefits and Expenses
Policyholder benefits and claims increased $31.3, as a result of growth in this division and a higher loss ratio. The loss ratio in the first quarter of 2014 reflected the release of estimated claim reserves related to better than expected performance of business written in January 2013.
Other underwriting and operating expenses increased $5.5, primarily due to increased employee-related expenses and commissions driven by growth in our business. Operating expenses rose in support of sales activity and division growth, however, operating expenses as a percentage of premiums declined.
Sales
Sales for the three months ended March 31, 2015 totaled $136.7, up from sales of $71.9 for the same period in 2014, driven by growth in our medical stop-loss and group life and DI lines of business. Medical stop-loss sales benefited from strong relationships with national brokers in a disciplined market.
Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended March 31,		Variance (%)
	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$154.0	$150.1	2.6%
Policy fees, contract charges, and other	5.1	5.9	(13.6)
Certain realized gains (losses)	(0.2)	(0.2)	—
Total operating revenues	158.9	155.8	2.0
Benefits and expenses:
Policyholder benefits and claims	0.2	0.1	100.0
Interest credited	89.2	87.5	1.9
Other underwriting and operating expenses	23.9	21.1	13.3
Amortization of deferred policy acquisition costs	17.2	16.9	1.8
Total benefits and expenses	130.5	125.6	3.9
Segment pre-tax adjusted operating income	$28.4	$30.2	(6.0)%

The following table sets forth selected operating metrics relating to our Deferred Annuities segment:

	For the Three Months Ended March 31,
	2015	2014
Fixed account values, excluding FIA – General account	$11,117.8	$10,951.2
Interest spread (1)	1.81%	1.98%
Base earned yield	4.32	4.50
Base credited yield	2.60	2.75
Base interest spread (2)	1.72%	1.75%
Fixed account values, FIA – General account	$3,730.3	$2,084.4
FIA interest spread (3)	1.35%	1.23%
FIA base earned yield	3.42	3.29
FIA base credited rate	2.08	2.05
FIA base interest spread (4)	1.34%	1.24%
Variable account values – Separate account	$790.6	$831.3
Total sales (5)	655.6	627.5
_________________

Credited rates in all spread metrics reflect interest that is credited on a daily basis, and therefore quarters with more / fewer days of interest reduce / increase interest spreads and base interest spreads.

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

(4)
FIA base interest spread is the FIA interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums and the MBS prepayment speed adjustment and the impact of reserve adjustments on interest credited.

(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary of Results
Segment pre-tax adjusted operating income was $28.4 for the three months ended March 31, 2015, a decrease of $1.8 from the same period in 2014. Higher operating expenses were mostly offset by a greater earnings contribution from our growing FIA account values.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $3.9, driven by an increase in invested assets due to higher account values. This increase was partially offset by lower yields on invested assets and lower investment income from prepayment-related activity. Prepayment income was $3.2 in the first quarter of 2015, compared with $10.2 in the first quarter of 2014.
The decline in investment yields was driven by earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans. Earned rates on these securities were below our overall portfolio yields, as a result of the continued low interest rate environment. Also contributing to the decline in yields was the reinvestment of proceeds from investment prepayments at lower yields.
Benefits and Expenses
Other underwriting and operating expenses increased $2.8 mainly due to an increase in employee-related expenses to support business growth.

DAC amortization increased slightly over the prior year. The amortization increase associated with business growth over the past year was largely offset by a $3.5 decrease in prepayment-related amortization.
Sales
Deferred Annuities' sales increased to $655.6 for the three months ended March 31, 2015 compared to $627.5 for the same period in 2014. We achieved sales growth even though interest rates were lower than the year-ago quarter, as a result of our strong relationships within the financial institution and broker-dealer distribution network.
Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended March 31,		Variance (%)
	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$91.9	$97.0	(5.3)%
Policy fees, contract charges, and other	0.2	0.2	—
Total operating revenues	92.1	97.2	(5.2)
Benefits and expenses:
Interest credited	84.0	82.0	2.4
Other underwriting and operating expenses	5.2	4.8	8.3
Amortization of deferred policy acquisition costs	1.6	1.0	60.0
Total benefits and expenses	90.8	87.8	3.4
Segment pre-tax adjusted operating income	$1.3	$9.4	(86.2)%
The following table sets forth selected operating metrics relating to our Income Annuities segment:

	For the Three Months Ended March 31,
	2015	2014
Reserves (1)	$6,484.2	$6,509.9
Interest spread (2)	0.30%	0.52%
Base earned yield	5.86	5.89
Base credited yield	5.39	5.48
Base interest spread (3)	0.47%	0.41%
Mortality gains (losses) (4)	$1.9	$5.3
Total sales (5)	60.9	87.5
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
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $8.1, primarily the result of lower net investment income and lower mortality gains. Mortality gains were $1.9 for the three months ended March 31, 2015, compared to gains of $5.3 for the same period in 2014.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues
Net investment income decreased $5.1, primarily due to a $2.4 mark-to-market loss on alternative investments purchased in the third quarter of 2014 and a $1.3 decrease in investment income from prepayment-related activity, as well as an overall decline in investment yields. The decline in yields was driven by earned rates on recent fixed maturity purchases and commercial mortgage loan originations, which were below overall portfolio yields.
Benefits and Expenses
Interest credited increased $2.0 as a result of lower mortality gains, offset by lower crediting rates on lower SPIA reserves.
Sales
Sales decreased to $60.9 in 2015, compared to $87.5 in 2014. The decrease was primarily the result of the competitive market in a low interest rate environment.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended March 31,		Variance (%)
	2015	2014	2015 vs. 2014
Operating revenues:
Premiums	$8.6	$8.8	(2.3)%
Net investment income	71.1	70.9	0.3
Policy fees, contract charges, and other	41.0	36.2	13.3
Total operating revenues	120.7	115.9	4.1
Benefits and expenses:
Policyholder benefits and claims	27.8	18.3	51.9
Interest credited	62.4	65.2	(4.3)
Other underwriting and operating expenses	20.8	18.2	14.3
Interest expense	0.1	—	*
Amortization of deferred policy acquisition costs	2.4	1.9	26.3
Total benefits and expenses	113.5	103.6	9.6
Segment pre-tax adjusted operating income	$7.2	$12.3	(41.5)%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Individual Life segment:

	For the Three Months Ended March 31,
	2015	2014
Individual insurance:
Individual claims (1)	$15.3	$14.8
Annualized mortality rate (2)	0.17%	0.17%
UL account values	$790.7	$734.1
UL interest spread (3)	1.19%	1.51%
UL base interest spread (4)	0.97	1.29
Individual sales (5)	$13.1	$7.9
Institutional Markets:
BOLI account values	$4,931.7	$4,834.6
BOLI ROA (6)	0.84%	0.97%
BOLI base ROA (7)	0.74	0.90
COLI sales (8)	$9.7	$—
Decrease in BOLI PGAAP Reserve (9)	—	1.7
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	Annualized mortality rate is defined as annualized individual claims divided by insurance in force which represents dollar face amounts of policies without adjustment for reinsurance.

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

(9)
The BOLI PGAAP (purchase accounting) reserve was released as a decrease to policyholder benefits according to the pattern of profitability of the book of business of policies in force at the purchase accounting date, August 2, 2004. This reserve was released to $0 over a 10 year period ending August 2014. This represents the reduction of policyholder benefits expense related to the change in this reserve.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $5.1, driven by an increase in operating expenses in support of growth in the segment, and a lower BOLI base return on assets. This was partially offset by higher policy fees and contract charges from growth in the segment.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Policy fees, contract charges and other increased $4.8 primarily due to higher cost of insurance (COI) charges and administrative fees on our growing guaranteed universal life business.
Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $6.7, driven by a $3.2 increase from higher reserves on growth in our guaranteed UL business, and an increase in retail claims. Additionally, the first quarter of 2014 benefited from a $1.7 decrease in the BOLI PGAAP reserve related to our 2004 purchase accounting, which was released over a 10-year period ending in the third quarter of 2014.

Other underwriting and operating expenses increased $2.6, mainly due to higher expenses in support of growth in the segment.
Sales
Sales of individual life products increased to $13.1 for the three months ended March 31, 2015, compared to $7.9 for the same period in 2014. Continued success in the BGA distribution network contributed to higher sales of our guaranteed UL products.
Other
The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended March 31,		Variance (%)
	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$1.8	$1.4	28.6%
Policy fees, contract charges, and other	0.5	0.4	25.0
Total operating revenues	2.3	1.8	27.8
Benefits and expenses:
Interest credited	(0.4)	(0.5)	*
Other underwriting and operating expenses	0.6	0.6	—
Interest expense	11.1	8.2	35.4
Total benefits and expenses	11.3	8.3	36.1
Segment pre-tax adjusted operating loss	$(9.0)	$(6.5)	38.5%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $9.0 for the three months ended March 31, 2015 compared with losses of $6.5 for the same period in 2014. This decline was primarily driven by a $2.9 increase in interest expense from the senior notes issued in the third quarter of 2014.
Investments
Our investment portfolio is intended to support the expected cash flows of our liabilities and produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. As of March 31, 2015, our investment portfolio consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high-yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and alternative investments, which include private equity and hedge funds) and other investments. Our equity investments primarily consist of common stock and exchange-traded fund (ETFs) and mainly support asset and liability matching strategies for long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.

The following table presents the composition of our investment portfolio:

	As of March 31, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$25,070.6	79.8%	$24,450.4	79.8%
Private	960.1	3.1	929.0	3.0
Marketable equity securities, available-for-sale	118.3	0.4	120.5	0.4
Marketable equity securities, trading	546.4	1.7	532.0	1.8
Mortgage loans, net	4,222.9	13.4	4,130.1	13.5
Policy loans	60.8	0.2	61.9	0.2
Investments in limited partnerships (1):
Alternative investments	65.6	0.2	71.5	0.2
Tax credit investments	230.5	0.7	238.4	0.8
Other invested assets (2)	137.8	0.5	100.5	0.3
Total	$31,413.0	100.0%	$30,634.3	100.0%
____________________

(1)	Alternative investments are carried at fair value, and our tax credit investments are carried at amortized cost.

(2)	Primarily includes derivative instruments.
Invested assets increased $778.7 during the three months ended March 31, 2015 primarily due to portfolio growth generated by sales in the Retirement Division and a net increase in unrealized gains on our fixed maturities portfolio. As of March 31, 2015 and December 31, 2014, we had net unrealized gains of $2.02 billion and $1.73 billion, respectively, on our fixed maturity portfolio. The increase in unrealized gains was driven by a decrease in interest rates. For example, the benchmark 10-year U.S. Treasury rates decreased to 1.94% as of March 31, 2015 from 2.17% as of December 31, 2014.
Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following table sets forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.68%	$278.3	5.03%	$283.4
Marketable equity securities, available-for-sale	3.50	1.0	3.33	1.0
Marketable equity securities, trading	2.84	3.3	3.14	3.0
Mortgage loans, net	5.46	57.1	5.58	50.1
Policy loans	5.37	0.8	5.59	0.9
Investments in limited partnerships:
Alternative investments	*	(5.1)	*	(0.1)
Tax credit investments (2)	*	(7.1)	*	(6.6)
Other income producing assets (3)	*	4.3	*	1.0
Gross investment income before investment expenses	4.54	332.6	4.89	332.7
Investment expenses	(0.12)	(8.6)	(0.12)	(8.3)
Net investment income	4.42%	$324.0	4.77%	$324.4
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $8.6 and $7.3 for the three months ended March 31, 2015 and 2014, respectively. For further discussion, see "- Investments in Limited Partnerships - Tax Credit Investments."

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
For the three months ended March 31, 2015, net investment income was relatively flat compared to the same period in 2014. Decreased prepayment income and lower portfolio yields were offset by income on higher average invested assets.
Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio decreased to 4.34% for the three months ended March 31, 2015 from 4.57% for the three months ended March 31, 2014. This reduction is a result of earned rates on new purchases, which are significantly below overall portfolio yields, as well as maturities of assets purchased in a higher interest rate environment. We have experienced significant growth in the volume of new investment purchases on cash inflows from strong sales and the proceeds from prepayment activity, pay-downs, and maturities of invested assets. The interest rates on new investment purchases associated with these cash flows are putting downward pressure on our overall portfolio yield.
Prepayment activity and related income remains higher than historical levels, though this impact was lower in the first quarter of 2015 when compared to the same period in 2014. Prepayment-related activities generated income of $6.2, or 8 basis points (bps) of yield, in the three months ended March 31, 2015, compared to $13.5, or 20bps of yield, in the same period in 2014. Prepayment-related income includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans.
In an attempt to mitigate the impact of low interest rates, we continued to focus on our underwriting of commercial mortgage loans and increased our investments in high-quality foreign corporate fixed maturities. For further discussion of our fixed maturities, see "—Fixed Maturity Securities." We believe our yields on commercial mortgage loans are more attractive than those available on fixed maturity securities. For the three months ended March 31, 2015 and for the year ended December 31, 2014, we originated loans at a spread over U.S. Treasuries of above 235bps. Spreads remain tight, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates remained low, which has led to a decline in our overall mortgage loan portfolio yield.

Net Realized Gains (Losses)
The following table sets forth the detail of our net realized gains (losses) before taxes:

	For the Three Months Ended March 31,
	2015	2014
Gross realized gains on sales of fixed maturities	$4.4	$8.7
Gross realized losses on sales of fixed maturities	(4.5)	(1.8)
Impairments:
Total credit-related	(1.2)	—
Intent to sell	(6.8)	(1.1)
Total impairments	(8.0)	(1.1)
Net gains (losses) on trading securities	8.2	19.7
Net realized gains (losses) related to FIA:
Certain realized gains (losses) (1)	(0.2)	(0.2)
Fair value changes — embedded derivative and related options (2)	(6.4)	(2.3)
Other net gains (losses) (3):
Other gross gains	6.1	7.5
Other gross losses	(5.8)	(9.8)
Net realized gains (losses)	$(6.2)	$20.7
____________________

(1)
Represents the changes in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s ("old block"), which has an account value of $35.9 as of March 31, 2015. This change in fair value is included in pre-tax adjusted operating income for our Deferred Annuities segment.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
For the three months ended March 31, 2015, our portfolio produced net realized losses of $6.2, as compared to gains of $20.7 for the same period in 2014. The decrease reflects lower net gains on mark-to-market equities, higher impairments, and the impact of sales of our fixed maturity securities, which generated net gains in the first quarter of 2014. For further discussion of the performance of our equity portfolio, see "— Return on Equity Investments."
Impairments
We regularly monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying consolidated financial statements. Impairments for the three months ended March 31, 2015 increased from the same period in 2014 by $6.9. The increase was primarily driven by write downs on high-yield securities that we intend to sell.
For those issuers for which we recorded a credit-related impairment during the three months ended March 31, 2015, we had remaining holdings with an amortized cost of $11.1 and fair value of $10.1 as of March 31, 2015. Based on our analysis, including cash flow analysis where appropriate, we believe the amortized cost of these securities is recoverable.
As of March 31, 2015 and December 31, 2014, 41.9% and 22.8%, respectively, of the gross unrealized losses on our investment portfolio were related to securities due after ten years and our mortgage backed securities. The fair value of these securities fluctuates more significantly with changes in interest rates and credit spreads, and we believe they will recover over time. Refer to Note 4 to the accompanying consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of March 31, 2015.

Fixed Maturity Securities
Fixed maturities represented approximately 82.9% and 82.8% of invested assets as of March 31, 2015 and December 31, 2014, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small amount of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable securities in public markets. As of both March 31, 2015 and December 31, 2014, privately placed fixed maturities represented 3.7% of our total fixed maturity portfolio at fair value.
Fixed Maturity Securities Credit Quality
The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturities to one of the six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which generally include securities rated BBB- or higher by Standard & Poor’s (S&P). NAIC designations of "3" through "6" are referred to as below investment grade, which generally include securities rated BB+ or lower by S&P. In recent years, the SVO adopted a modeling approach to determine the NAIC designation for non-agency commercial and residential mortgage-backed securities. As a result, the NAIC designation for such securities may not correspond to the S&P designations.

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of March 31, 2015			As of December 31, 2014
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$13,562.0	$14,789.9	56.8%	$13,407.9	$14,491.2	57.1%
2 BBB	9,251.8	10,002.9	38.4	9,126.7	9,761.6	38.5
Total investment grade	22,813.8	24,792.8	95.2	22,534.6	24,252.8	95.6
3 BB	626.0	659.8	2.5	541.2	561.5	2.2
4 B	493.2	507.6	2.0	490.2	492.3	1.9
5 CCC & lower	76.2	66.7	0.3	74.6	66.9	0.3
6 In or near default	3.7	3.8	—	5.9	5.9	—
Total below investment grade	1,199.1	1,237.9	4.8	1,111.9	1,126.6	4.4
Total	$24,012.9	$26,030.7	100.0%	$23,646.5	$25,379.4	100.0%
As of March 31, 2015, our NAIC 5 and 6 designated securities had gross unrealized losses of $11.1. Our analysis of these securities, including management's estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,398.5	$168.2	$(3.5)	$2,563.2	9.8%
Consumer staples	2,558.2	259.3	(1.7)	2,815.8	10.8
Energy	1,290.9	104.9	(16.2)	1,379.6	5.3
Financial	1,984.6	187.3	(12.5)	2,159.4	8.3
Health care	2,173.5	161.2	(2.6)	2,332.1	9.0
Industrial	3,250.4	350.5	(2.2)	3,598.7	13.8
Information technology	474.6	37.8	(0.6)	511.8	2.0
Materials	1,282.2	104.1	(4.8)	1,381.5	5.3
Telecommunication services	752.4	79.9	(1.1)	831.2	3.2
Utilities	1,820.7	256.5	(6.2)	2,071.0	8.0
Total corporate securities	17,986.0	1,709.7	(51.4)	19,644.3	75.5
U.S. government and agencies	581.1	11.1	(0.1)	592.1	2.3
State and political subdivisions	799.4	46.7	(0.2)	845.9	3.2
Residential mortgage-backed securities:
Agency	2,416.6	170.5	(4.0)	2,583.1	9.9
Non-agency:
Prime	267.5	11.1	(0.1)	278.5	1.1
Alt-A	57.5	3.1	—	60.6	0.2
Total residential mortgage-backed securities	2,741.6	184.7	(4.1)	2,922.2	11.2
Commercial mortgage-backed securities:
Agency	145.2	10.0	(0.1)	155.1	0.6
Non-agency	1,087.6	65.8	(1.1)	1,152.3	4.4
Total commercial mortgage-backed securities	1,232.8	75.8	(1.2)	1,307.4	5.0
Other debt obligations	672.0	47.1	(0.3)	718.8	2.8
Total	$24,012.9	$2,075.1	$(57.3)	$26,030.7	100.0%

	As of December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,279.5	$137.4	$(7.6)	$2,409.3	9.5%
Consumer staples	2,636.4	232.2	(7.1)	2,861.5	11.3
Energy	1,286.3	90.0	(27.5)	1,348.8	5.3
Financial	1,888.7	168.9	(15.4)	2,042.2	8.1
Health care	2,084.9	134.2	(9.0)	2,210.1	8.7
Industrial	3,160.1	313.5	(5.3)	3,468.3	13.7
Information technology	509.9	32.3	(2.2)	540.0	2.1
Materials	1,270.3	90.0	(6.9)	1,353.4	5.3
Telecommunication services	747.0	73.9	(1.6)	819.3	3.2
Utilities	1,905.6	239.1	(5.1)	2,139.6	8.4
Total corporate securities	17,768.7	1,511.5	(87.7)	19,192.5	75.6
U.S. government and agencies	404.8	6.1	(1.0)	409.9	1.6
State and political subdivisions	789.7	40.1	(0.6)	829.2	3.3
Residential mortgage-backed securities:
Agency	2,430.7	143.0	(6.1)	2,567.6	10.1
Non-agency:
Prime	282.4	9.6	(0.4)	291.6	1.2
Alt-A	58.9	3.3	—	62.2	0.2
Total residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4	11.5
Commercial mortgage-backed securities:
Agency	156.8	8.9	(0.3)	165.4	0.7
Non-agency	1,105.8	64.1	(1.4)	1,168.5	4.6
Total commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9	5.3
Other debt obligations	648.7	44.5	(0.7)	692.5	2.7
Total	$23,646.5	$1,831.1	$(98.2)	$25,379.4	100.0%
Our fixed maturities holdings are diversified by industry and issuer. As of March 31, 2015 and December 31, 2014, the fair value of our ten largest issuers of corporate securities holdings was $1,499.9 and $1,435.5, or 7.6% and 7.5%, respectively, of total corporate securities. The fair value of our largest exposure to a single issuer of corporate securities was $164.0, or 0.8% of total corporate securities, as of March 31, 2015. All of the securities related to this issuer have an NAIC rating of 1, which is the highest rating. As of December 31, 2014, the fair value of our largest exposure to a single issuer of corporate securities was $152.5, or 0.8% of total corporate securities. Of this, $123.3 was rated investment grade and $29.2 was rated below investment grade, with NAIC ratings of 4 or 3.
As of March 31, 2015, our investments in U.S. government and agency securities increased by $182.2, to $592.1 from $409.9 as of December 31, 2014. These securities are generally purchased as part of our cash management and asset-liability matching strategies to obtain higher yields and match liability durations from incoming cash flows until investments with adequate spreads are found. Our holdings of these securities will fluctuate from quarter to quarter based on sales volume and timing of cash deployment. In addition, these holdings may fluctuate to support collateral needs for our derivatives program.
As of March 31, 2015 and December 31, 2014, the fair value of our state and political subdivision securities included $808.6 and $793.1 of municipal revenue bonds and $37.3 and $36.1 of municipal general obligation bonds, respectively. We have municipal holdings of $5.7 and $5.6 in Illinois as of March 31, 2015 and December 31, 2014, respectively, and no exposure to municipal holdings in Michigan or Puerto Rico.
Exposure to Foreign Fixed Maturities
As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities. The majority of these holdings are denominated in U.S. dollars, and we utilize foreign currency swaps and forwards to hedge our exposure to those denominated in foreign currencies. As of March 31, 2015 and December 31, 2014, we held $720.9 and $725.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates.
The following tables summarize our exposure to foreign fixed maturity holdings by sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer's country of incorporation.

	As of March 31, 2015
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$106.0	$689.4	$795.4	19.6%	$747.1
Netherlands	—	4.3	603.0	607.3	15.0	566.1
Luxembourg	—	15.8	322.9	338.7	8.4	319.6
France	—	22.5	272.2	294.7	7.3	276.7
Switzerland	—	133.2	—	133.2	3.3	123.3
Other European countries	0.4	—	177.0	177.4	4.4	167.3
Total European holdings	$0.4	$281.8	$2,064.5	$2,346.7	58.0%	$2,200.1
Canada	15.1	—	893.4	908.5	22.4	837.4
Mexico	—	1.8	298.3	300.1	7.4	288.9
Australia	—	16.9	230.4	247.3	6.1	232.3
Other foreign countries	79.0	38.6	131.5	249.1	6.1	243.6
Total foreign holdings	$94.5	$339.1	$3,618.1	$4,051.7	100.0%	$3,802.3

	As of December 31, 2014
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$99.0	$752.9	$851.9	21.3%	$814.5
Netherlands	—	4.8	599.8	604.6	15.1	571.2
Luxembourg	—	17.2	293.5	310.7	7.8	297.7
France	—	20.4	273.1	293.5	7.3	280.1
Switzerland	—	111.4	—	111.4	2.8	103.1
Other European countries	0.4	—	178.1	178.5	4.4	169.7
Total European holdings	$0.4	$252.8	$2,097.4	$2,350.6	58.7%	$2,236.3
Canada	15.1	—	869.7	884.8	22.1	826.0
Mexico	—	1.7	272.2	273.9	6.8	269.3
Australia	—	17.3	228.2	245.5	6.1	233.0
Other foreign countries	79.4	38.9	134.8	253.1	6.3	252.4
Total foreign holdings	$94.9	$310.7	$3,602.3	$4,007.9	100.0%	$3,817.0
As of March 31, 2015 and December 31, 2014, the fair value of our exposure to foreign fixed maturities was 15.6% and 15.8% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities decreased to $8.9 as of March 31, 2015, compared to $21.8 as of December 31, 2014, primarily due to declining interest rates. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $78.6 and $77.6 as of March 31, 2015 and December 31, 2014, respectively. We have no exposure to any issuers in Greece, Russia or Ukraine.
The fair value of our ten largest foreign security holdings by issuer was $1,118.2, or 4.3% of the fixed maturities portfolio as of March 31, 2015, and $1,087.3, or 4.3%, as of December 31, 2014. All of the holdings of our ten largest foreign issuers were investment grade with NAIC ratings of 2 or higher. The securities we held from our largest single foreign issuer, a Canadian company, had the highest NAIC rating of 1 and a fair value of $126.3 and $124.9, or 0.5% of the portfolio as of March 31, 2015 and December 31, 2014, respectively.

Mortgage-Backed Securities
Our fixed maturities portfolio included $4.23 billion of residential and commercial mortgage-backed securities at fair value as of March 31, 2015, of which 64.7% were agency securities. Additionally, 25.3% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak in real estate prices. As of March 31, 2015, our non-agency mortgage-backed securities with vintage years 2006 through 2008, which are primarily commercial mortgage-backed securities, had an amortized cost of $542.5 and a fair value of $583.5.
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
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles, and subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of March 31, 2015 or December 31, 2014.
As of March 31, 2015, our Alt-A portfolio was collateralized with 96.4% fixed rate mortgages and 3.6% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody's, S&P, or Fitch. There were three securities with a total amortized cost and fair value of $16.5 and $16.6, respectively, that were rated below investment grade by either Moody's, S&P or Fitch, while at least one other agency rated the securities as investment grade.

	As of March 31, 2015
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2014
Vintage:
2009-2015	$148.3	$—	$148.3	$156.3
2006-2008	—	54.3	54.3	58.4
2005 and prior	52.5	69.9	122.4	126.6
Total amortized cost	$200.8	$124.2	$325.0	$341.3
Net unrealized gains (losses)	6.6	7.5	14.1	12.5
Total fair value	$207.4	$131.7	$339.1	$353.8
As of March 31, 2015 and December 31, 2014, 67.7% and 67.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of March 31, 2015
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2015	$1,401.1	$91.1	$1,492.2	$37.4	$(15.6)	4.1%
2006-2008	1.8	0.2	2.0	0.1	—	5.7
2005 and prior	356.9	52.0	408.9	10.5	(2.3)	6.2
Total Agency CMO	$1,759.8	$143.3	$1,903.1	$48.0	$(17.9)	4.5%
Passthrough:
2009-2015	$604.7	$16.9	$621.6	$1.4	$(20.9)	4.8%
2006-2008	23.6	2.7	26.3	0.1	(0.4)	6.3
2005 and prior	28.5	3.6	32.1	0.5	(0.2)	5.8
Total Agency Passthrough	656.8	23.2	680.0	2.0	(21.5)	4.9
Total Agency RMBS	$2,416.6	$166.5	$2,583.1	$50.0	$(39.4)	4.6%
Non-Agency:
2009-2015	$148.3	$4.3	$152.6	$1.9	$(0.8)	4.2%
2006-2008	54.3	4.7	59.0	9.0	(0.2)	5.3
2005 and prior	122.4	5.1	127.5	4.6	(0.1)	5.6
Total Non-Agency RMBS	325.0	14.1	339.1	15.5	(1.1)	4.9
Total RMBS	$2,741.6	$180.6	$2,922.2	$65.5	$(40.5)	4.7%
Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage.

	As of March 31, 2015
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2014
Vintage:
2009-2015	$496.2	$—	$496.2	$492.5
2006-2008	476.2	12.0	488.2	493.7
2005 and prior	103.2	—	103.2	119.6
Total amortized cost	$1,075.6	$12.0	$1,087.6	$1,105.8
Net unrealized gains (losses)	65.4	(0.7)	64.7	62.7
Total fair value	$1,141.0	$11.3	$1,152.3	$1,168.5
As of March 31, 2015, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.8% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of March 31, 2015, our CMBS had a total gross unamortized discount and premium of $9.5 and $10.3, respectively.
The weighted-average credit enhancement of our CMBS portfolio was 32.5% as of March 31, 2015. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.
Return on Equity Investments
Our equity investments consist primarily of publicly traded common stock and index-based ETFs, primarily related to the S&P 500 and Russell 1000 indices. We believe that our equity investments are suitable for funding certain long duration liabilities in our Income Annuities segment. We also invest in equities on a limited basis in our surplus portfolio, reported in our Other segment.
The majority of these securities are included in trading marketable equity securities on our consolidated balance sheets and are recorded at fair value, with changes in fair value recorded in net realized gains (losses). A small amount of these securities are classified as available-for-sale. Available-for-sale securities are carried at fair value on our consolidated balance sheets, with changes in fair value recorded in other comprehensive income.

The following table compares the total gross return on our common stock and ETFs to the S&P 500. The gross return includes both the impact of changes in fair value and dividend income.

	For the Three Months Ended March 31,
	2015	2014
Equity securities	1.2%	3.1%
S&P 500 Total Return Index	1.0	1.8
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
The following table presents selected information about the composition of our mortgage loan portfolio:

	As of March 31, 2015	As of December 31, 2014
Average loan balance	$2.4	$2.5
Largest loan balance	15.2	15.3
Weighted average LTV ratio	54.2%	53.4%
Weighted average DSCR	1.82	1.82
As of March 31, 2015 and December 31, 2014, 72.5% and 72.4%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $156.9 of mortgage loans during the three months ended March 31, 2015, and expect to increase our originations during 2015.
We believe we have maintained our disciplined underwriting approach as we have increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations:

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Weighted average LTV ratio of loans originated	53.7%	52.5%
Maximum LTV ratio of loans originated	73.0	73.4
Weighted average DSCR of loans originated	1.92	1.88
Minimum DSCR of loans originated	1.01	1.01
Approximate weighted average spread over U.S. Treasuries of loans originated	2.35	2.35

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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,504.5	35.6%	$1,597.9	38.6%
51% - 60%	1,287.6	30.5	1,284.6	31.1
61% - 70%	1,113.7	26.3	948.1	22.9
71% - 75%	193.0	4.6	163.7	4.0
76% - 80%	50.9	1.2	55.8	1.3
81% - 100%	69.7	1.6	76.5	1.9
> 100%	7.9	0.2	7.9	0.2
Total	$4,227.3	100.0%	$4,134.5	100.0%
The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of March 31, 2015			As of December 31, 2014
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2015	$158.1	3.7%	53.7%
2014	927.3	21.9	57.2	$935.5	22.6%	52.5%
2013	695.8	16.5	56.2	701.8	17.0	56.6
2012	740.2	17.5	54.2	749.5	18.1	54.7
2011	777.4	18.4	55.2	792.4	19.2	55.6
2010	425.2	10.1	49.2	434.0	10.5	49.3
2009 and prior	503.3	11.9	48.7	521.3	12.6	49.2
Total	$4,227.3	100.0%	54.2%	$4,134.5	100.0%	53.4%

The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,491.8	58.9%	$2,418.5	58.5%
1.40 - 1.59	846.8	20.0	832.5	20.1
1.20 - 1.39	512.3	12.1	501.1	12.1
1.00 - 1.19	273.5	6.5	278.2	6.7
0.85 - 0.99	31.2	0.7	31.6	0.8
< 0.85	71.7	1.8	72.6	1.8
Total	$4,227.3	100.0%	$4,134.5	100.0%
As of March 31, 2015, loans with an aggregate carrying value of $102.9 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.6 with a weighted average LTV of 71.0%.
Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,219.2	28.8%	$1,202.6	29.1%
Texas	459.9	10.9	447.2	10.8
Washington	336.6	8.0	345.8	8.4
Ohio	175.4	4.1	168.8	4.1
Florida	173.7	4.1	165.9	4.0
Illinois	164.5	3.9	158.2	3.8
Nevada	150.5	3.6	146.5	3.5
Arizona	140.9	3.3	129.6	3.1
New York	133.3	3.2	123.0	3.0
Oregon	130.7	3.1	134.5	3.3
Other	1,142.6	27.0	1,112.4	26.9
Total	$4,227.3	100.0%	$4,134.5	100.0%
The following table sets forth our investments in mortgage loans by property type:

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$2,101.0	49.7%	$2,074.5	50.2%
Office buildings	942.8	22.3	929.9	22.5
Industrial	721.9	17.1	695.0	16.8
Multi-family	245.6	5.8	230.0	5.6
Other	216.0	5.1	205.1	4.9
Total	$4,227.3	100.0%	$4,134.5	100.0%
The shopping centers and retail portfolio is diversified among several sub-categories including anchored shopping centers, restaurants, and car care centers.

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of March 31, 2015
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$18.6	0.4%
Due after one year through five years	480.9	11.4
Due after five years through ten years	1,683.4	39.8
Due after ten years	2,044.4	48.4
Total	$4,227.3	100.0%
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
Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate such prepayments. For the quarters ended March 31, 2015 and 2014, we received principal related to prepayments totaling $25.0 and $21.7, respectively, which generated prepayment-related investment income of $2.4 and $0.8, respectively.
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. Although these investments decrease our net investment income on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. The following table sets forth the impact of these investments on net income:

	For the Three Months Ended March 31,
	2015	2014
Amortization related to tax credit investments, net of taxes	$(4.6)	$(4.3)
Realized losses related to tax credit investments, net of taxes	(2.4)	(2.3)
Tax credits	15.6	13.9
Impact to net income	$8.6	$7.3
The majority of our investments in limited partnerships relate to affordable housing. The tax credits from these partnerships are generally delivered in the first 10 years of the investment, with the largest portions provided in the middle years. We amortize these investments over the period during which partnership losses are expected to be recognized. The amortization schedule for each investment is updated periodically as new information related to the amount and timing of losses is received. Other tax credit investments generally provide tax benefits during the first year of the investment. The following table provides the future estimated impact of current holdings on net income:

Impact to Net
Income
Remainder of 2015	$22.5
2016	16.2
2017	12.8
2018	12.5
2019 and beyond	5.5
Estimated impact to net income	$69.5
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
Liquid Assets
Symetra’s insurance company subsidiaries have investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, commercial mortgage loans and marketable equity securities. Shorter-term liabilities are matched with shorter-term fixed maturities. In addition, our insurance company subsidiaries hold sufficient levels of highly liquid, high quality assets to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2015, our primary life insurance subsidiary, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 469%. We believe this provides adequate capital levels for growth of our business.
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and public equity securities. As of March 31, 2015 and December 31, 2014, our insurance company subsidiaries had liquid assets of $25.65 billion and $24.94 billion, respectively, and Symetra had liquid assets of $311.7 and $316.8, respectively. The portion of our total liquid assets consisting of cash and cash equivalents and short-term investments was $232.1 and $159.4 as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, we had the ability to borrow, on an unsecured basis, a principal amount of $400.0 under a revolving line of credit arrangement with an expansion feature providing access to up to $100.0 for a total maximum principal amount of $500.0.
Liquidity Requirements
The liquidity requirements of Symetra's insurance company subsidiaries principally relate to the liabilities associated with their insurance and investment products, operating costs and expenses, the payment of dividends to the holding company, and the payment of income taxes. Liabilities associated with insurance and investment products include the payment of benefits, as well as cash payments made in connection with policy and contract surrenders and withdrawals, and policy loans. Historically, Symetra's insurance company subsidiaries have used cash flows from operations, cash flows from invested assets and sales of investment securities to fund their liquidity requirements.
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
The table below sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of March 31, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,523.1	23.8%	$6,527.2	24.3%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	6,086.3	22.2	5,920.3	22.0
Surrender charges of 3 to 5%	654.0	2.4	1,207.8	4.5
MVA and surrender charges of 5% or higher (2)	3,347.3	12.2	2,991.2	11.1
5 year payout provision or MVA (3)	293.4	1.1	292.3	1.1
BOLI (4)	5,032.4	18.4	5,001.5	18.6
Universal life	340.9	1.2	324.3	1.2
Total somewhat liquid	15,754.3	57.5%	15,737.4	58.5%
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	3,109.2	11.3	3,038.0	11.3
Surrender charges less than 3%	1,242.0	4.5	836.1	3.1
Universal life	467.8	1.7	463.5	1.7
Total liquid	4,819.0	17.5%	4,337.6	16.1%
Other
Other (net of reinsurance) (6)	315.6	1.2	305.1	1.1
Total (7)	$27,412.0	100.0%	$26,907.3	100.0%
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

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $258.5 and $253.0 as of March 31, 2015 and December 31, 2014, respectively.

Stockholder Distributions
We declared and paid a quarterly dividend of $0.11 per common share during the first quarter of 2015 for a total payout of $12.8.
In 2013, Symetra's board of directors authorized a stock repurchase program for up to 16,000,000 shares, and we repurchased 9,053,303 shares through 2014. During the quarter ended March 31, 2015, no shares were repurchased, and a total of 6,946,697 shares remain available for repurchase under the program. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the dates indicated:

	For the Three Months Ended March 31,
	2015	2014
Net cash flows provided by (used in) operating activities	$231.3	$261.7
Net cash flows provided by (used in) investing activities	(459.6)	(500.8)
Net cash flows provided by (used in) financing activities	301.0	271.6
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
Net cash provided by operating activities for the three months ended March 31, 2015 decreased $30.4 over the same period in 2014. This decrease was primarily the result of higher operating expense levels and higher paid claims related to medical stop-loss, individual life, and BOLI products.
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
Net cash used in investing activities for the three months ended March 31, 2015 decreased $41.2 over the same period in 2014. This decrease was primarily due to lower outflows related to purchases of fixed maturity securities, net of sales and maturities, and net inflows related to cash received for derivative collateral. This was partially offset by increased outflows due to higher originations of mortgage loans, net of repayments.
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
Net cash provided by financing activities for the three months ended March 31, 2015 increased $29.4 over the same period in 2014, primarily driven by a decrease in shares repurchased under the Company's common stock repurchase program. We repurchased 1.4 million shares for a total of $22.7 in the first quarter of 2014, and no shares were repurchased in the first quarter of 2015.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported and disclosed in the unaudited interim condensed consolidated financial statements. In applying the Company's accounting policies, management makes subjective and complex judgments about matters that are inherently uncertain in the development of estimates and assumptions used to determine amounts reported in the financial statements. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. For all of these policies, we caution that future events rarely develop exactly as forecasted, and our best estimates may require adjustment.

The following accounting policies are those we consider to be particularly critical to understanding our condensed financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:

•	The valuation of financial instruments;

•	The balance, recoverability and amortization of deferred policy acquisition costs (DAC) and deferred sales inducements (DSI); and

•	Insurance reserves, including future policy benefits and policy and contract claims.
There have been no material changes to the critical accounting estimates listed above, which are described in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" and the notes to the audited consolidated financial statements included in our 2014 10-K.
New Accounting Standards
For a discussion of newly adopted and recently issued but not yet adopted accounting pronouncements, see Note 2 to the accompanying unaudited interim condensed consolidated financial statements.
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
For a full description of each source of revenue and expense, see Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues and Expenses" in our 2014 10-K.
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
For a full description of each non-GAAP measure, see Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures" in our 2014 10-K.
The following table presents a reconciliation of each of these non-GAAP financial measures to their most directly comparable GAAP financial measures:

	As of March 31, 2015	As of December 31, 2014
Total stockholders' equity	$3,550.7	$3,360.6
Less: accumulated other comprehensive income (AOCI)	1,152.8	990.6
Adjusted book value*	2,397.9	2,370.0
Book value per common share (1)	$30.58	$29.02
Adjusted book value per common share (2)*	$20.65	$20.47

	For the Twelve Months Ended
	March 31, 2015	December 31, 2014
Net income (3)	$213.9	$254.4
Less: excluded realized gains (losses)	9.7	27.2
Adjusted operating income (4)*	$204.2	$227.2

Return on stockholders' equity, or ROE	6.3%	7.8%
Average stockholders' equity (5)	3,382.1	3,260.3

Operating return on average equity, or ROAE (6)*	8.5%	9.5%
Average adjusted book value (7)*	2,412.2	2,402.3
_________________

*	Represents a non-GAAP measure.

(1)	Book value per common share is calculated as stockholders' equity divided by common shares outstanding totaling 116,113,788 and 115,797,451 as of March 31, 2015 and December 31, 2014, respectively.

(2)
Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 116,113,788 and 115,797,451 as of March 31, 2015 and December 31, 2014, respectively.

(3)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended March 31, 2015, this consisted of quarterly net income of $38.8, $67.6, $36.0 and $71.5.

(4)
Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended March 31, 2015, this consisted of quarterly adjusted operating income of $42.7, $60.7, $45.5 and $55.3. Adjusted operating income consists of net income, excluding after-tax net realized gains (losses) that are not reflective of the performance of the Company's insurance operations. For the twelve months ended March 31, 2015, the net quarterly reconciling amounts to arrive at net income were $(3.9), $6.9, $(9.5) and $16.2.

(5)
Ending stockholders' equity balances for the most recent five quarters are used in the calculation of ROE. As of March 31, 2015, stockholders' equity for the most recent five quarters was $3,550.7, $3,360.6, $3,375.3, $3,428.6 and $3,195.3. As of December 31, 2014, stockholders' equity for the most recent five quarters was $3,360.6, $3,375.3, $3,428.6, $3,195.3, and $2,941.9.

(6)	Operating ROAE (return on average equity) is calculated based on adjusted operating income divided by average adjusted book value.

(7)
Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders' equity, less AOCI. As of March 31, 2015, adjusted book value for the most recent five quarters was $2,397.9, $2,370.0, $2,464.2, $2,438.0 and $2,391.0. AOCI for the most recent five quarters was $1,152.8, $990.6, $911.1, $990.6 and $804.3. As of December 31, 2014, adjusted book value of the most recent five quarters was $2,370.0, $2,464.2, $2,438.0, $2,391.0 and $2,348.3. AOCI for the most recent five quarters was $990.6, $911.1, $990.6, $804.3 and $593.6.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, or equity or commodity prices. To varying degrees, the investment management activities supporting all of our products and services generate market risks. There have been no material changes in the nature of our market risk exposures from December 31, 2014, a description of which may be found in Part II, Item 7A – "Quantitative and Qualitative Disclosures about Market Risk" in our 2014 10-K. See Item 1A – "Risk Factors" of Part I in our 2014 10-K for a discussion of how changes to our operations or economic conditions may materially adversely affect our business and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the "1934 Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a—15(e) of the 1934 Act, as of March 31, 2015. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II – Other Information
Item 1. Legal Proceedings
We are regularly a party to litigation, arbitration proceedings and governmental examinations in the ordinary course of our business. While we cannot predict the outcome of any pending or future litigation or examination, we do not believe that any pending matter, individually or in the aggregate, will have a material adverse effect on our business. Disclosure concerning material legal proceedings can be found in Note 10 to the accompanying unaudited interim condensed consolidated financial statements under the caption "Litigation," which is incorporated here by this reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — "Risk Factors" in our 2014 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. There have been no material changes to the risk factors set forth in our 2014 10-K as of March 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
Purchases of common stock made by or on behalf of the Company during the quarter ended March 31, 2015 are set forth in whole shares below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Publicly Announced Program
Period:
January 1, 2015 — January 31, 2015	—	$—	—	6,946,697
February 1, 2015 — February 28, 2015	340	22.56	—	6,946,697
March 1, 2015 — March 31, 2015	—	—	—	6,946,697
Total	340	$22.56	—	6,946,697
________________

(1)
Represents shares of common stock repurchased pursuant to the Company's stock repurchase program as well as shares repurchased to satisfy employee income tax withholding pursuant to the Company's Equity Plan.

The Company's board of directors has authorized the repurchase up to 16,000,000 shares of outstanding common stock. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.
During the three months ended March 31, 2015, the Company did not repurchase shares as part of the publicly announced program. The timing and amount of any stock repurchases will be determined by management based upon market conditions, regulatory considerations and other factors. Numerous factors could affect the timing and amount of any future repurchases under the stock repurchase program, including capital levels, our share price, potential opportunities for growth and acquisitions or other priorities for capital use.

Item 6. Exhibits

Incorporate By Reference
Exhibit Number	Exhibit Title	Filed Herewith	Form	Form Exhibit Number	File Number	Filing Date
10.1
Amendment No. 8 dated April 13, 2015 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.) †
X
10.2	Form of Performance Unit Award Agreement Pursuant to the Symetra Financial Corporation Equity Plan	X
10.3	Form of Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan	X
10.4	Form of Restricted Stock Agreement Pursuant to the Symetra Financial Corporation Equity Plan (Performance Based)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
The following materials from Symetra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.
X
_________

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: May 8, 2015	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer