Form 10-Q
period 2015-06-30
Symetra Financial CORP
filed 2015-08-07
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, the Registrant had 116,134,057 common voting shares outstanding, with a par value of $0.01 per share.

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

•
effects of the U.S. Department of Labor’s proposed rule expanding the circumstances in which a person is considered a fiduciary with respect to distribution of IRAs and employer-sponsored retirement plans, including the effects upon our distributors, competitors and customers;

•	ability of subsidiaries to pay dividends to Symetra;

•	our ability to implement effective risk management policies and procedures, including hedging strategies;

•
our ability to maintain adequate telecommunications, information technology, or other operational systems, including during the transition of IT services to a combination of new service providers and internal management;

•	our ability to prevent or timely detect and remediate any unauthorized access to or disclosure of customer information and other sensitive business data;

•	initiation of regulatory investigations or litigation against us and the results of any regulatory proceedings;

•	effects of changes in national monetary and fiscal policy;

•	effects of implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd Frank Act); and

•	the risks that are described in Part II, Item 1A — "Risk Factors" in this report; and Part I, Item 1A — "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

PART I – Financial Information
Item 1. Condensed Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of June 30, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $24,635.4 and $23,646.5, respectively)	$25,938.4	$25,379.4
Marketable equity securities, at fair value (cost: $85.3 and $112.9, respectively)	92.4	120.5
Trading securities:
Marketable equity securities, at fair value (cost: $474.9 and $453.4, respectively)	538.7	532.0
Mortgage loans, net	4,431.1	4,130.1
Policy loans	60.0	61.9
Investments in limited partnerships (includes $57.0 and $71.5 at fair value, respectively)	280.1	309.9
Other invested assets (includes $98.3 and $95.8 at fair value, respectively)	102.9	100.5
Total investments	31,443.6	30,634.3
Cash and cash equivalents	300.1	158.8
Accrued investment income	304.6	304.9
Reinsurance recoverables	341.3	328.7
Deferred policy acquisition costs	490.8	395.1
Receivables and other assets	255.6	230.1
Separate account assets	933.1	949.8
Total assets	$34,069.1	$33,001.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Funds held under deposit contracts	$27,824.4	$26,602.6
Future policy benefits	424.4	415.9
Policy and contract claims	167.6	141.8
Other policyholders' funds	134.8	115.7
Notes payable	697.4	697.2
Deferred income tax liabilities, net	244.6	396.7
Other liabilities	472.6	321.4
Separate account liabilities	933.1	949.8
Total liabilities	30,898.9	29,641.1
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 125,187,360 issued and 116,134,057 outstanding as of June 30, 2015; 124,850,754 issued and 115,797,451 outstanding as of December 31, 2014	1.2	1.2
Additional paid-in capital	1,474.3	1,469.5
Treasury stock, at cost; 9,053,303 shares as of both June 30, 2015 and December 31, 2014	(134.6)	(134.6)
Retained earnings	1,077.6	1,033.9
Accumulated other comprehensive income, net of taxes	751.7	990.6
Total stockholders' equity	3,170.2	3,360.6
Total liabilities and stockholders' equity	$34,069.1	$33,001.7
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums	$178.8	$154.7	$359.1	$308.5
Net investment income	330.4	319.0	654.4	643.4
Policy fees, contract charges, and other	54.4	48.1	106.0	94.7
Net realized gains (losses):
Total other-than-temporary impairment losses on securities	(3.8)	(1.4)	(12.8)	(2.5)
Less: portion recognized in other comprehensive income (loss)	1.2	—	2.2	—
Net impairment losses on securities recognized in earnings	(2.6)	(1.4)	(10.6)	(2.5)
Other net realized gains (losses)	(26.0)	26.7	(24.2)	48.5
Net realized gains (losses)	(28.6)	25.3	(34.8)	46.0
Total revenues	535.0	547.1	1,084.7	1,092.6
Benefits and expenses:
Policyholder benefits and claims	138.2	110.1	280.3	211.3
Interest credited	242.9	236.3	478.1	470.5
Other underwriting and operating expenses	100.0	92.6	199.2	180.5
Interest expense	11.0	8.3	22.2	16.5
Amortization of deferred policy acquisition costs	22.7	16.6	44.3	36.5
Total benefits and expenses	514.8	463.9	1,024.1	915.3
Income from operations before income taxes	20.2	83.2	60.6	177.3
Provision (benefit) for income taxes:
Current	7.5	17.4	14.0	27.5
Deferred	(18.5)	(5.7)	(23.4)	(1.0)
Total provision (benefit) for income taxes	(11.0)	11.7	(9.4)	26.5
Net income	$31.2	$71.5	$70.0	$150.8
Net income per common share:
Basic	$0.27	$0.62	$0.60	$1.29
Diluted	$0.27	$0.62	$0.60	$1.29
Weighted-average number of common shares outstanding:
Basic	116,126,572	115,960,740	116,013,800	116,706,421
Diluted	116,129,915	115,964,207	116,017,226	116,710,475
Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$31.2	$71.5	$70.0	$150.8
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(236.4), $119.3, $(149.5) and $246.3)	(438.9)	221.3	(277.5)	457.2
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(0.4), $0.0, $(0.8) and $0.0)	(0.8)	—	(1.4)	—
Impact of net unrealized (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $35.9, $(17.0), $19.5 and $(28.8))	66.6	(31.7)	36.0	(53.5)
Impact of cash flow hedges (net of taxes of $(15.0), $(1.8), $2.2 and $(3.6))	(28.0)	(3.3)	4.0	(6.7)
Other comprehensive income (loss)	(401.1)	186.3	(238.9)	397.0
Total comprehensive income (loss)	$(369.9)	$257.8	$(168.9)	$547.8
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances as of January 1, 2014	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Net income	—	—	—	150.8	—	150.8
Other comprehensive income (loss)	—	—	—	—	397.0	397.0
Stock-based compensation	—	3.4	—	—	—	3.4
Shares repurchased	—	—	(41.2)	—	—	(41.2)
Dividends declared	—	—	—	(23.3)	—	(23.3)
Balances as of June 30, 2014	$1.2	$1,468.0	$(134.6)	$1,103.4	$990.6	$3,428.6
Balances as of January 1, 2015	$1.2	$1,469.5	$(134.6)	$1,033.9	$990.6	$3,360.6
Net income	—	—	—	70.0	—	70.0
Other comprehensive income (loss)	—	—	—	—	(238.9)	(238.9)
Stock-based compensation	—	4.8	—	—	—	4.8
Dividends declared	—	—	—	(26.3)	—	(26.3)
Balances as of June 30, 2015	$1.2	$1,474.3	$(134.6)	$1,077.6	$751.7	$3,170.2
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$70.0	$150.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	34.8	(46.0)
Accretion and amortization of invested assets, net	55.7	44.0
Accrued interest on fixed maturities	(5.4)	(6.0)
Amortization and depreciation	11.0	12.4
Deferred income tax provision (benefit)	(23.4)	(1.0)
Interest credited on deposit contracts	478.1	470.5
Mortality and expense charges and administrative fees	(77.0)	(66.5)
Changes in:
Accrued investment income	0.3	(0.3)
Deferred policy acquisition costs, net	(58.5)	(44.3)
Future policy benefits	8.5	7.4
Policy and contract claims	25.8	(3.2)
Current income taxes	(12.8)	(22.8)
Other assets and liabilities	(4.0)	(13.1)
Other, net	2.5	2.3
Total adjustments	435.6	333.4
Net cash provided by (used in) operating activities	505.6	484.2
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(3,286.7)	(2,934.3)
Other invested assets and investments in limited partnerships	(46.7)	(49.8)
Issuances of mortgage loans	(471.0)	(321.3)
Maturities, calls, paydowns, and other repayments	934.8	872.2
Sales of:
Fixed maturities and marketable equity securities	1,481.7	1,368.9
Other invested assets and investments in limited partnerships	35.4	25.4
Repayments of mortgage loans	170.1	118.9
Other, net	1.3	8.8
Net cash provided by (used in) investing activities	(1,181.1)	(911.2)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,842.9	1,503.0
Withdrawals	(1,002.6)	(962.6)
Cash dividends paid on common stock	(25.5)	(23.3)
Shares repurchased	—	(41.2)
Other, net	2.0	(6.9)
Net cash provided by (used in) financing activities	816.8	469.0
Net increase (decrease) in cash and cash equivalents	141.3	42.0
Cash and cash equivalents at beginning of period	158.8	76.0
Cash and cash equivalents at end of period	$300.1	$118.0
Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	$84.8	$67.4
Investments in limited partnerships and capital obligations incurred	5.5	4.1
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
The provision (benefit) for income taxes on the consolidated statements of income reflects the Company's estimated effective tax rate for the year. The difference between this rate and the U.S. federal income tax rate of 35% was primarily due to benefits from the Company's tax credit investments.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Financial results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015.

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
Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
This standard amends disclosure requirements for companies that use the practical expedient to measure the fair value of certain investments using the net asset value per share. Under the standard, companies are no longer required to categorize fair value measurements for these investments in the fair value hierarchy.
		January 1, 2016. Companies must adopt this presentation retrospectively, and early adoption is permitted.	Upon adoption, the Company will apply the new disclosure requirements to its investments in limited partnerships that are valued using the practical expedient.
Update No. 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts
This standard amends disclosure requirements for the liability for unpaid claims and claim adjustment expenses on short-duration contracts for insurance entities. Under the standard, companies must include certain additional quantitative and qualitative information about these liabilities in its financial statements.
		January 1, 2016 for annual disclosures; January 1, 2017 for interim disclosures. Companies must present information retrospectively, and early adoption is permitted.	Upon adoption, the Company will apply the new disclosure requirements to its short duration contracts, which are primarily related to employment-based benefit products.
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
For both the three and six months ended June 30, 2015 and 2014, 2,650,000 stock options were excluded from the computation of diluted earnings per share, based on the application of the treasury stock method, because they were anti-dilutive.
The following table presents information relating to the Company's calculations of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$31.2	$71.5	$70.0	$150.8
Denominator:
Weighted-average common shares outstanding — basic	116,126,572	115,960,740	116,013,800	116,706,421
Add: dilutive effect of certain equity instruments	3,343	3,467	3,426	4,054
Weighted-average common shares outstanding — diluted	116,129,915	115,964,207	116,017,226	116,710,475
Net income per common share:
Basic	$0.27	$0.62	$0.60	$1.29
Diluted	$0.27	$0.62	$0.60	$1.29

4. Investments
The following tables summarize the Company's available-for-sale fixed maturities and marketable equity securities:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2015
Fixed maturities:
U.S. government and agencies	$387.4	$4.7	$(1.4)	$390.7
State and political subdivisions	851.5	37.1	(1.8)	886.8
Corporate securities	18,881.2	1,191.7	(150.9)	19,922.0
Residential mortgage-backed securities	2,585.7	144.9	(10.4)	2,720.2
Commercial mortgage-backed securities	1,151.4	55.5	(3.6)	1,203.3
Collateralized loan obligations	235.5	0.8	(2.0)	234.3
Other debt obligations	542.7	39.4	(1.0)	581.1
Total fixed maturities	24,635.4	1,474.1	(171.1)	25,938.4
Marketable equity securities, available-for-sale	85.3	8.5	(1.4)	92.4
Total	$24,720.7	$1,482.6	$(172.5)	$26,030.8

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$404.8	$6.1	$(1.0)	$409.9
State and political subdivisions	789.7	40.1	(0.6)	829.2
Corporate securities	17,768.7	1,511.5	(87.7)	19,192.5
Residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4
Commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9
Other debt obligations	648.7	44.5	(0.7)	692.5
Total fixed maturities	23,646.5	1,831.1	(98.2)	25,379.4
Marketable equity securities, available-for-sale	112.9	8.6	(1.0)	120.5
Total	$23,759.4	$1,839.7	$(99.2)	$25,499.9
The following tables summarize gross unrealized losses and fair values of the Company's available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of June 30, 2015
Fixed maturities:
U.S. government and agencies	$106.7	$(1.4)	11	$—	$—	—
State and political subdivisions	97.7	(1.6)	23	6.5	(0.2)	3
Corporate securities	4,326.2	(118.6)	370	318.7	(32.3)	44
Residential mortgage-backed securities	325.8	(5.3)	53	123.2	(5.1)	25
Commercial mortgage-backed securities	141.9	(2.4)	11	15.8	(1.2)	5
Collateralized loan obligations	82.2	(2.0)	11	—	—	—
Other debt obligations	76.5	(1.0)	7	—	—	—
Total fixed maturities	5,157.0	(132.3)	486	464.2	(38.8)	77
Marketable equity securities, available-for-sale	18.0	(1.1)	13	3.8	(0.3)	5
Total	$5,175.0	$(133.4)	499	$468.0	$(39.1)	82

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$38.4	$(0.2)	7	$59.9	$(0.8)	2
State and political subdivisions	9.3	(0.1)	3	39.3	(0.5)	12
Corporate securities	1,348.8	(44.0)	235	1,064.0	(43.7)	75
Residential mortgage-backed securities	191.5	(1.1)	15	241.0	(5.4)	40
Commercial mortgage-backed securities	54.9	(0.2)	4	52.8	(1.5)	8
Other debt obligations	81.7	(0.2)	10	29.9	(0.5)	3
Total fixed maturities	1,724.6	(45.8)	274	1,486.9	(52.4)	140
Marketable equity securities, available-for-sale	14.9	(0.7)	11	3.3	(0.3)	7
Total	$1,739.5	$(46.5)	285	$1,490.2	$(52.7)	147
Based on National Association of Insurance Commissioners (NAIC) ratings as of June 30, 2015 and December 31, 2014, the Company held below-investment-grade fixed maturities with fair values of $1,142.9 and $1,126.6, respectively, and amortized costs of $1,122.9 and $1,111.9, respectively. These holdings amounted to 4.4% of the Company's investments in fixed maturities at fair value as of both June 30, 2015 and December 31, 2014.
The following table summarizes the amortized cost and fair value of fixed maturities as of June 30, 2015, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$691.3	$700.8
Over one year through five years	5,851.9	6,258.0
Over five years through ten years	9,684.1	9,891.6
Over ten years	3,980.6	4,440.6
Residential mortgage-backed securities	2,585.7	2,720.2
Commercial mortgage-backed securities	1,151.4	1,203.3
Collateralized loan obligations	235.5	234.3
Other asset-backed securities	454.9	489.6
Total fixed maturities	$24,635.4	$25,938.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table summarizes the Company's net investment income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities	$285.0	$275.5	$563.3	$559.0
Marketable equity securities	4.5	5.0	8.8	9.0
Mortgage loans	61.4	51.5	118.5	101.6
Policy loans	0.8	1.0	1.6	1.7
Investments in limited partnerships (1)	(13.5)	(6.6)	(25.7)	(13.3)
Other	1.1	1.1	5.4	2.2
Total investment income	339.3	327.5	671.9	660.2
Investment expenses	(8.9)	(8.5)	(17.5)	(16.8)
Net investment income	$330.4	$319.0	$654.4	$643.4
____________________

(1)
This includes net gains (losses) on changes in the fair value of investments held as of period end for which the Company has elected the fair value option, totaling $(5.4) and $(0.3) for the three months ended June 30, 2015 and 2014, respectively, and $(10.5) and $(0.3) for the six months ended June 30, 2015 and 2014, respectively.

 The following table summarizes the Company's net realized gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities:
Gross gains on sales	$3.5	$10.8	$7.9	$19.5
Gross losses on sales	(10.2)	(0.6)	(14.7)	(2.4)
Net impairment losses recognized in earnings	(2.6)	(1.4)	(10.6)	(2.5)
Other (1)	(2.4)	(1.2)	(2.5)	(2.4)
Total fixed maturities	(11.7)	7.6	(19.9)	12.2
Marketable equity securities, trading (2)	(12.4)	21.6	(4.2)	41.3
Investments in limited partnerships (3)	(8.9)	(3.1)	(12.6)	(6.7)
Other (4)	7.3	0.4	1.6	(1.0)
Deferred policy acquisition costs and deferred sales inducement adjustment	(2.9)	(1.2)	0.3	0.2
Net realized gains (losses)	$(28.6)	$25.3	$(34.8)	$46.0
____________________

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company's convertible securities.

(2)
This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $(13.3) and $18.8 for the three months ended June 30, 2015 and 2014, respectively, and $(13.2) and $31.4 for the six months ended June 30, 2015 and 2014, respectively.

(3)	This reflects impairments related to tax credit investments and, for the three and six months ended June 30, 2015, includes a $(3.9) impairment of an alternative investment.

(4)
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

For fixed maturities, the Company concludes that an OTTI has occurred if a security is underwater and there is an intent or requirement to sell the security or if the present value of expected cash flows is less than the amortized cost of the security (i.e., a credit loss exists). Where a credit loss exists, the Company isolates the portion of the total unrealized loss related to the credit loss, which is recognized in realized gains (losses) on the consolidated statements of income, and the remainder of the unrealized loss is recorded as a non-credit OTTI through other comprehensive income. If there is an intent or requirement to sell the security, the entire unrealized loss is recognized in realized gains (losses).
To determine the amount of a credit loss, the Company calculates the recovery value by discounting its estimate of future cash flows from the security. The discount rate is the original effective yield for corporate securities or current effective yield for mortgage-backed and other structured securities.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents the severity and duration of the gross unrealized losses on the Company's underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of June 30, 2015			As of December 31, 2014
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$39.3	$(10.4)	14	$38.5	$(17.3)	33
6 consecutive months or more	13.5	(9.3)	9	4.5	(2.8)	8
Total underwater by 20% or more	52.8	(19.7)	23	43.0	(20.1)	41
All other underwater fixed maturities	5,568.4	(151.4)	540	3,168.5	(78.1)	373
Total underwater fixed maturities	$5,621.2	$(171.1)	563	$3,211.5	$(98.2)	414
The Company reviewed its available-for-sale fixed maturities with unrealized losses as of June 30, 2015 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. This conclusion is supported by the Company's spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (OCI) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$16.9	$21.8	$20.1	$23.1
Increases recognized in the current period:
For which an OTTI was not previously recognized	0.4	—	0.9	—
For which an OTTI was previously recognized	1.0	1.3	1.7	1.3
Decreases attributable to:
Securities sold or paid down during the period	(0.6)	(0.7)	(5.0)	(2.0)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	—	(0.2)	—	(0.2)
Balance, end of period	$17.7	$22.2	$17.7	$22.2
____________________

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.
Investments in Limited Partnerships — Affordable Housing Project Investments
The Company invests in limited partnerships that are established to fund low-income housing and other qualifying purposes, where the primary return on investment is in the form of income tax credits. These are collectively referred to as "tax credit investments," and the majority of the Company's investments in such partnerships relate to affordable housing project investments. As of June 30, 2015 and December 31, 2014, the Company's tax credit investments had carrying values of $223.1 and $238.4, respectively, of which $210.9 and $228.7 related to affordable housing project investments, respectively.
The Company's tax credit investments are primarily accounted for under the equity method and recorded at amortized cost. These investments are amortized based on the expected performance of the underlying partnership, with amortization recorded as a reduction to net investment income. When the carrying value of an investment exceeds the total amount of remaining tax benefits, the Company records an impairment loss, which is included in other net realized gains (losses). Although these investments decrease income on a pre-tax basis, the partnerships provide tax benefits that decrease the Company's income tax expense.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table sets forth the impact of affordable housing project investments on net income. These amounts do not include the impacts of the Company's holdings in other types of tax credit investments.

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization	$(7.4)	$(5.9)	$(13.9)	$(12.1)
Realized losses	(2.5)	(1.5)	(4.6)	(2.2)
Tax benefit from amortization and realized losses	3.5	2.6	6.5	5.0
Tax credits	11.3	11.9	22.6	23.7
Impact to net income	$4.9	$7.1	$10.6	$14.4
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
The Company's mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturity. As of June 30, 2015, the three states with the largest concentrations of the Company's commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 29.0%, 10.9% and 8.0% of the total portfolio, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table sets forth the Company's mortgage loans by risk category:

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,766.3	62.4%	$2,567.0	62.1%
Medium risk	1,131.0	25.5	994.2	24.1
Higher risk	536.1	12.1	571.3	13.8
Credit quality indicator total	4,433.4	100.0%	4,132.5	100.0%
Loans specifically evaluated for impairment (1)	2.0		2.0
Other (2)	(4.3)		(4.4)
Total	$4,431.1		$4,130.1
________________

(1)	As of June 30, 2015 and December 31, 2014, reserve amounts of $0.2 were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
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
As of June 30, 2015 and December 31, 2014, the balance of the Company's allowance for mortgage loan losses was $8.1. For the three and six months ended June 30, 2015 and 2014, no additional provisions or charge-offs were recorded.
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of June 30, 2015, there were no loans considered non-performing. As of December 31, 2014, one loan with an outstanding balance of $1.5 was considered non-performing.
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

	As of June 30, 2015			As of December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$158.5	$5.0	$—	$158.5	$5.4	$—
Foreign currency swaps	679.8	21.3	10.2	638.6	14.9	10.2
Total derivatives designated as hedges	$838.3	$26.3	$10.2	$797.1	$20.3	$10.2
Derivatives not designated as hedges:
Equity index options	$2,790.3	$69.6	$—	$2,055.9	$71.0	$0.1
Foreign currency forwards	7.8	—	0.1	18.3	0.1	—
Embedded derivatives	—	—	296.3	—	—	230.1
Other derivatives	93.7	0.2	0.3	25.3	0.2	0.4
Total derivatives not designated as hedges	2,891.8	69.8	296.7	2,099.5	71.3	230.6
Total derivatives	$3,730.1	$96.1	$306.9	$2,896.6	$91.6	$240.8
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

The following tables present the potential effect of netting arrangements by counterparty on the Company's consolidated balance sheets:

	As of June 30, 2015
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$12.0	$—	$(12.0)	$—
B (1)	19.6	4.0	(16.3)	7.3
C	11.7	—	(11.7)	—
D	9.6	—	(9.6)	—
F	26.8	—	(26.8)	—
Other	16.4	—	(13.9)	2.5
Total derivative assets	$96.1	$4.0	$(90.3)	$9.8
_______________________
(1) Amounts include financial instrument collateral of $4.0 posted by the Company to comply with regulatory requirements on certain centrally cleared instruments.

	As of June 30, 2015
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$0.9	$—	$—	$0.9
B	5.3	—	(0.1)	5.2
C	1.0	—	—	1.0
E	2.1	—	—	2.1
Other	1.3	—	—	1.3
Total derivative liabilities (1)	$10.6	$—	$(0.1)	$10.5
_______________________

(1)	Excludes embedded derivatives of $296.3 which have no counterparty.

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
_______________________
(1) Amounts include financial instrument collateral of $1.9 posted by the Company to comply with regulatory requirements on certain centrally cleared instruments.

	As of December 31, 2014
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$1.2	$—	$—	$1.2
B	6.7	—	(0.1)	6.6
E	2.4	—	—	2.4
Other	0.4	—	—	0.4
Total derivative liabilities (1)	$10.7	$—	$(0.1)	$10.6
_______________________

(1)	Excludes embedded derivatives of $230.1 which have no counterparty.
Derivatives Designated as Hedges
The following table presents the amount of gain (loss) recognized in OCI on derivatives qualifying and designated as cash flow hedges:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate swaps	$(1.3)	$1.2	$1.3	$2.0
Foreign currency swaps	(40.3)	(6.1)	9.0	(11.8)
Total	$(41.6)	$(4.9)	$10.3	$(9.8)
See Note 9 for amounts reclassified out of accumulated other comprehensive income (AOCI) into net income for the three and six months ended June 30, 2015 and 2014. The Company expects to reclassify net gains of $6.8 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

As of June 30, 2015, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately fifteen years. For the three and six months ended June 30, 2015 and 2014, no material hedge ineffectiveness was recorded.
Derivatives Not Designated as Hedges
The following table shows the effect of derivatives not designated as hedges in the consolidated statements of income, which is recorded in net realized gains (losses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Equity index options	$(1.9)	$11.2	$1.9	$15.1
Foreign currency forwards	(0.5)	(0.1)	0.2	(0.1)
Embedded derivatives	7.9	(12.5)	(2.5)	(18.8)
Other derivatives	(0.5)	0.2	(1.4)	0.3
Total	$5.0	$(1.2)	$(1.8)	$(3.5)
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

	As of June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$390.7	$390.7	$—	$390.7	$—
State and political subdivisions	886.8	886.8	—	886.8	—
Corporate securities	19,922.0	19,922.0	—	19,780.9	141.1
Residential mortgage-backed securities	2,720.2	2,720.2	—	2,720.2	—
Commercial mortgage-backed securities	1,203.3	1,203.3	—	1,201.2	2.1
Collateralized loan obligations	234.3	234.3	—	74.5	159.8
Other debt obligations	581.1	581.1	—	535.4	45.7
Total fixed maturities, available-for-sale	25,938.4	25,938.4	—	25,589.7	348.7
Marketable equity securities, available-for-sale	92.4	92.4	59.6	26.9	5.9
Marketable equity securities, trading	538.7	538.7	538.5	—	0.2
Investments in limited partnerships, alternative investments	57.0	57.0	—	22.9	34.1
Other invested assets:
Equity index options	69.6	69.6	—	66.9	2.7
Other	28.7	28.7	0.6	26.5	1.6
Total other invested assets	98.3	98.3	0.6	93.4	4.3
Total investments carried at fair value	26,724.8	26,724.8	598.7	25,732.9	393.2
Separate account assets	933.1	933.1	933.1	—	—
Total assets at fair value	$27,657.9	$27,657.9	$1,531.8	$25,732.9	$393.2
Financial liabilities:
Embedded derivatives	$296.3	$296.3	$—	$—	$296.3
Foreign currency swaps	10.1	10.1	—	10.1	—
Total liabilities at fair value	$306.4	$306.4	$—	$10.1	$296.3

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$4,431.1	$4,617.5	$—	$—	$4,617.5
Investments in limited partnerships, tax credit investments	223.1	210.7	—	210.7	—
Cash and cash equivalents	300.1	300.1	300.1	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$14,742.2	$15,098.8	$—	$—	$15,098.8
Income annuities	6,515.1	7,836.7	—	—	7,836.7
Notes payable:
Capital Efficient Notes (CENts)	$149.9	$154.5	$—	$154.5	$—
Senior notes	547.5	558.3	—	558.3	—
_______________________

(1)	The carrying value of this balance excludes $6,567.1 of liabilities related to insurance contracts and embedded derivatives.

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
The vast majority of the Company's fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third-party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of June 30, 2015 and December 31, 2014, respectively, pricing services provided prices for 94.8% and 96.0% of the Company's fixed maturities.
As of June 30, 2015, the Company had $1,082.9, or 4.2%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company's investments in private placement securities resulted in the classification of $977.1, or 90.2%, as Level 2 measurements as of June 30, 2015. As of December 31, 2014, the Company had $929.0, or 3.7%, of its fixed maturities invested in private placement securities, of which $870.7, or 93.7%, were classified as Level 2 measurements.
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
The following table presents additional information about the composition of the Level 2 corporate securities:

	As of June 30, 2015			As of December 31, 2014
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,736.4	18.9%	238	$3,468.3	18.1%	226
Consumer staples	2,753.3	13.9	157	2,855.1	14.9	162
Consumer discretionary	2,619.2	13.2	211	2,409.3	12.6	199
Health care	2,385.8	12.0	144	2,175.4	11.4	122
Utilities	2,066.3	10.5	154	2,119.1	11.1	154
Financial	2,052.6	10.4	159	2,032.2	10.6	162

Weighted-average coupon rate	5.13%			5.30%
Weighted-average remaining years to contractual maturity	9.0			9.1
As of June 30, 2015 and December 31, 2014, $885.6, or 4.5%, and $770.6, or 4.0%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. This approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 60 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation and thus management does not believe it prohibits Level 2 classification.
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
Agency securities comprised 88.1% and 87.9% of the Company's Level 2 RMBS as of June 30, 2015 and December 31, 2014, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 4.02% and 4.18% as of June 30, 2015 and December 31, 2014, respectively.
The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of June 30, 2015		As of December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$152.1	46.9%	$159.6	45.1%
AA through BBB	48.4	14.9	56.1	15.9
BB & below	123.8	38.2	138.1	39.0
Total non-agency RMBS	$324.3	100.0%	$353.8	100.0%
Non-agency RMBS with super senior subordination	$225.5	69.5%	$240.4	67.9%
As of June 30, 2015 and December 31, 2014, the Company's non-agency Level 2 RMBS had a weighted-average credit enhancement of 9.9% and 9.0%, respectively. As of June 30, 2015 and December 31, 2014, $63.4 and $72.8, or 19.5% and 20.6%, respectively, of the Company's non-agency Level 2 RMBS had an origination or vintage year of 2004 and prior. The underlying collateral in years prior to 2005 is considered higher quality as underwriting standards were more stringent.
Commercial Mortgage-backed Securities
The Company's commercial mortgage-backed securities (CMBS) classified as Level 2 measurements are priced by pricing services that utilize evaluated pricing models. Because many CMBS do not trade on a daily basis, evaluated pricing models apply available information through processes, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. The significant observable inputs for security evaluations include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, new issues, monthly payment information and other reference data, including market research publications.
The Company's Level 2 CMBS securities were primarily non-agency securities, which comprised 90.5% and 87.8% of Level 2 CMBS as of June 30, 2015 and December 31, 2014, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 32.2% and 32.8% as of June 30, 2015 and December 31, 2014, respectively, and 93.9% and 96.8% were in the most senior tranche as of June 30, 2015 and December 31, 2014, respectively. The weighted-average coupon rate on these securities was 4.64% and 4.65% as of June 30, 2015 and December 31, 2014, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of June 30, 2015	As of December 31, 2014
	% of Total	% of Total
Significant underlying collateral locations:
New York	25.9%	24.5%
California	10.4	10.7
Florida	7.5	7.8
Texas	6.9	7.1
Significant underlying collateral property types:
Office buildings	33.8%	33.4%
Retail shopping centers	30.1	29.8
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

Investments in Limited Partnerships
Investments in limited partnerships recorded at fair value relate to the Company's alternative investments, primarily private equity and hedge funds. The Company utilizes the fair value option for these investments, regardless of ownership percentage, to standardize the related accounting and reporting. The fair value is determined using the practical expedient based on the Company's proportionate interest in the underlying partnership or fund's net asset values (NAV). The Company's ability to redeem or otherwise liquidate these investments varies by partnership. If the partnership terms generally allow for redemption or liquidation within one year, the investment is classified as a Level 2 measurement. Otherwise, the investment is classified as a Level 3 measurement.
Equity Index Options
Equity index options consist primarily of Standard & Poor's 500 Index® (S&P 500) options. The fair values of these index options were determined using option pricing models. Significant inputs include index implied volatilities, index dividend yields, index prices, a risk-free rate, option term and option strike price. As these inputs are observable, most equity index options are classified as a Level 2 measurement.
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
The fair value of the Company's investments in limited partnerships associated with tax credit investments are estimated based on the discounted cash flows over the remaining life of the tax credits, using the original internal rate of return for each investment. As these inputs are considered observable, investments in limited partnerships related to tax credit investments are classified as a Level 2 measurement.
The fair values of funds held under deposit contracts related to investment-type contracts are estimated based on the present value of the discounted cash flows. Cash flows were projected using best estimates for lapses, mortality and expenses, and discounted at a risk-free rate plus a spread for nonperformance and policyholder behavior risk. Because these estimates utilize significant unobservable inputs, the Company classifies funds held under deposit contracts as a Level 3 measurement.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The fair value of the Company's notes payable are determined by an independent pricing service utilizing evaluated pricing models, consistent with how fair value was determined for the majority of its corporate securities. The use of observable inputs resulted in the classification of notes payable as a Level 2 measurement.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2015:

						Unrealized Gains (Losses) Included in:
	Balance as of April 1, 2015	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of June 30, 2015
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$45.2	$113.1	$—	$(15.6)	$(0.2)	$—	$(1.4)	$—	$141.1
Commercial mortgage-backed securities	2.4	—	—	—	(0.3)	—	—	—	2.1
Collateralized loan obligations	—	159.3	—	—	—	—	0.5	—	159.8
Other debt obligations	47.7	—	—	—	(0.1)	—	(1.9)	—	45.7
Total fixed maturities, available-for-sale	95.3	272.4	—	(15.6)	(0.6)	—	(2.8)	—	348.7
Marketable equity securities, available-for-sale	6.1	—	—	—	—	—	(0.2)	—	5.9
Marketable equity securities, trading	0.2	—	—	—	—	—	—	—	0.2
Investments in limited partnerships	40.5	0.8	—	—	(0.1)	(2.1)	—	(5.0)	34.1
Other invested assets:
Equity index options	2.3	1.2	—	—	—	(0.8)	—	—	2.7
Other	1.5	0.6	—	—	—	—	—	(0.5)	1.6
Total other invested assets	3.8	1.8	—	—	—	(0.8)	—	(0.5)	4.3
Total Level 3 assets	$145.9	$275.0	$—	$(15.6)	$(0.7)	$(2.9)	$(3.0)	$(5.5)	$393.2
Financial Liabilities:
Embedded derivatives	264.4	41.3	(1.5)	—	—	(7.9)	—	—	296.3
Total Level 3 liabilities	$264.4	$41.3	$(1.5)	$—	$—	$(7.9)	$—	$—	$296.3

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2015	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of June 30, 2015
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$71.6	$113.1	$—	$(41.4)	$0.2	$—	$(2.4)	$—	$141.1
Commercial mortgage-backed securities	2.5	—	—	—	(0.4)	—	—	—	2.1
Collateralized loan obligations	—	159.3	—	—	—	—	0.5	—	159.8
Other debt obligations	71.7	—	—	(24.5)	(0.1)	—	(1.4)	—	45.7
Total fixed maturities, available-for-sale	145.8	272.4	—	(65.9)	(0.3)	—	(3.3)	—	348.7
Marketable equity securities, available-for-sale	—	—	—	6.0	—	—	(0.1)	—	5.9
Marketable equity securities, trading	0.4	—	—	(0.2)	—	—	—	—	0.2
Investments in limited partnerships	71.5	1.8	—	(28.5)	(1.9)	(5.7)	—	(3.1)	34.1
Other invested assets:
Equity index options	2.4	1.6	—	—	—	(1.3)	—	—	2.7
Other	3.5	1.2	—	—	(5.1)	3.1	—	(1.1)	1.6
Total other invested assets	5.9	2.8	—	—	(5.1)	1.8	—	(1.1)	4.3
Total Level 3 assets	$223.6	$277.0	$—	$(88.6)	$(7.3)	$(3.9)	$(3.4)	$(4.2)	$393.2
Financial Liabilities:
Embedded derivatives	$230.1	$66.3	$(2.6)	$—	$—	$2.5	$—	$—	$296.3
Total Level 3 liabilities	$230.1	$66.3	$(2.6)	$—	$—	$2.5	$—	$—	$296.3
_______________

(1)	Issues and settlements are related to the Company's embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.0 and $6.1 for the three and six months ended June 30, 2015, respectively. Gross transfers out of Level 3 were $15.6 and $94.7 for the three and six months ended June 30, 2015, of which $15.6 and $65.9, respectively, related to fixed maturities for which observable inputs became available.

(3)	Other is comprised of transactions such as pay downs, calls, amortization and redemptions.

(4)
Realized and unrealized gains and losses for investments in limited partnerships, excluding impairments, are included in net investment income. All other realized and unrealized gains and losses recognized in net income, including impairments of investments in limited partnerships, are included in net realized gains (losses). Amounts shown for financial liabilities are (gains) losses in net income.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and six months ended June 30, 2014:

						Unrealized Gains (Losses) Included in:
	Balance as of April 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of June 30, 2014
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$92.1	$88.8	$—	$(24.5)	$(0.2)	$—	$1.1	$—	$157.3
Residential mortgage-backed securities	0.2	50.3	—	—	(0.1)	—	0.1	—	50.5
Commercial mortgage-backed securities	5.5	—	—	—	(0.7)	—	—	—	4.8
Other debt obligations	62.9	—	—	—	(0.4)	—	1.3	—	63.8
Total fixed maturities, available-for-sale	160.7	139.1	—	(24.5)	(1.4)	—	2.5	—	276.4
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	41.5	1.6	—	—	(0.8)	(0.3)	—	—	42.0
Other invested assets:
Equity index options	2.5	0.4	—	(0.3)	(0.5)	0.4	—	0.1	2.6
Other	3.3	—	—	—	—	0.2	—	—	3.5
Total other invested assets	5.8	0.4	—	(0.3)	(0.5)	0.6	—	0.1	6.1
Total Level 3 assets	$208.3	$141.1	$—	$(24.8)	$(2.7)	$0.3	$2.5	$0.1	$324.8
Financial Liabilities:
Embedded derivatives	121.3	24.2	(0.1)	—	—	12.5	—	—	157.9
Total Level 3 liabilities	$121.3	$24.2	$(0.1)	$—	$—	$12.5	$—	$—	$157.9

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of June 30, 2014
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.4	$—	$—	$(17.4)	$—	$—	$—	$—	$—
Corporate securities	28.0	88.8	—	39.0	(3.1)	—	4.6	—	157.3
Residential mortgage-backed securities	0.2	50.3	—	—	(0.1)	—	0.1	—	50.5
Commercial mortgage-backed securities	5.8	—	—	—	(1.0)	—	—	—	4.8
Other debt obligations	128.8	—	—	(66.7)	(0.9)	—	2.6	—	63.8
Total fixed maturities, available-for-sale	180.2	139.1	—	(45.1)	(5.1)	—	7.3	—	276.4
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	31.2	12.0	—	—	(0.8)	(0.3)	—	(0.1)	42.0
Other invested assets:
Equity index options	38.8	1.3	—	(36.7)	(1.3)	0.4	—	0.1	2.6
Other	3.2	—	—	—	—	0.3	—	—	3.5
Total other invested assets	42.0	1.3	—	(36.7)	(1.3)	0.7	—	0.1	6.1
Total Level 3 assets	$253.7	$152.4	$—	$(81.8)	$(7.2)	$0.4	$7.3	$—	$324.8
Financial Liabilities:
Embedded derivatives	92.1	47.2	(0.2)	—	—	18.8	—	—	157.9
Total Level 3 liabilities	$92.1	$47.2	$(0.2)	$—	$—	$18.8	$—	$—	$157.9
_______________

(1)	Issues and settlements are related to the Company's embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.0 and $39.0 for the three and six months ended June 30, 2014, respectively. Gross transfers out of Level 3 were $24.8 and $120.8 for the three and six months ended June 30, 2014, of which $24.5 and $84.1, respectively, related to fixed maturities for which observable inputs became available. Additionally, transfers out for the six months ended June 30, 2014 included a change in valuation methodology for equity index options during the first quarter of 2014 to a method that uses significant observable inputs. Such securities are now classified as Level 2.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

8. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Unamortized balance at beginning of period	$541.7	$441.3	$513.9	$419.9
Deferral of acquisition costs	56.4	40.5	102.8	80.7
Adjustments for realized (gains) losses	(3.2)	(1.0)	(0.2)	0.1
Amortization — excluding unlocking	(20.8)	(15.9)	(41.5)	(31.4)
Amortization — impact of assumption and experience unlocking	(1.9)	(0.7)	(2.8)	(5.1)
Unamortized balance at end of period	572.2	464.2	572.2	464.2
Accumulated effect of net unrealized gains	(81.4)	(153.0)	(81.4)	(153.0)
Balance at end of period	$490.8	$311.2	$490.8	$311.2
The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Unamortized balance at beginning of period	$132.3	$150.3	$136.7	$154.8
Capitalizations	5.3	7.6	11.8	17.2
Adjustments for realized (gains) losses	0.3	(0.2)	0.5	0.1
Amortization — excluding unlocking	(10.6)	(10.5)	(21.0)	(21.1)
Amortization — impact of assumption and experience unlocking	(1.0)	(0.7)	(1.7)	(4.5)
Unamortized balance at end of period	126.3	146.5	126.3	146.5
Accumulated effect of net unrealized gains	(61.7)	(99.9)	(61.7)	(99.9)
Balance at end of period	$64.6	$46.6	$64.6	$46.6
9. Stockholders' Equity
The following table summarizes the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and six months ended June 30, 2015:

	Net Unrealized Gains (losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of April 1, 2015	$1,291.5	$(14.0)	$(162.0)	$37.3	$1,152.8
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(447.4)	(0.8)	64.7	(27.1)	(410.6)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(0.9)	(0.9)
Foreign currency swaps	—	—	—	(0.5)	(0.5)
Net realized investment (gains) losses	11.3	1.7	2.9	—	15.9
Total provision (benefit) for income taxes	(3.9)	(0.6)	(1.0)	0.5	(5.0)
Total reclassifications from AOCI, net of taxes	7.4	1.1	1.9	(0.9)	9.5
Other comprehensive income (loss) after reclassifications	(440.0)	0.3	66.6	(28.0)	(401.1)
Balance as of June 30, 2015	$851.5	$(13.7)	$(95.4)	$9.3	$751.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Net Unrealized Gains (Losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of January 1, 2015	$1,130.2	$(13.5)	$(131.4)	$5.3	$990.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(290.6)	(1.4)	36.2	6.7	(249.1)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.7)	(1.7)
Foreign currency swaps	—	—	—	(2.4)	(2.4)
Net realized (gains) losses	18.3	1.8	(0.3)	—	19.8
Total provision (benefit) for income taxes	(6.4)	(0.6)	0.1	1.4	(5.5)
Total reclassifications from AOCI, net of taxes	11.9	1.2	(0.2)	(2.7)	10.2
Other comprehensive income (loss) after reclassifications	(278.7)	(0.2)	36.0	4.0	(238.9)
Balance as of June 30, 2015	$851.5	$(13.7)	$(95.4)	$9.3	$751.7
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $(240.9), $(0.4), $34.9, $(14.5) and $(220.9), respectively, for the three months ended months ended June 30, 2015, and net of taxes of $(156.5), $(0.8), $19.6, $3.6 and $(134.1), respectively, for the six months ended June 30, 2015.

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

Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2014	117,730,757
Common stock issued	1,790
Restricted stock issued, net	195,346
Employee stock purchase plan shares issued	110,287
Common stock repurchased (1)	(2,240,729)
Balance as of December 31, 2014	115,797,451

Balance as of January 1, 2015	115,797,451
Common stock issued	624
Restricted stock issued, net	268,555
Employee stock purchase plan shares issued	67,767
Common stock repurchased (1)	(340)
Balance as of June 30, 2015	116,134,057
_____________________

(1)
Represents shares of common stock repurchased pursuant to the Company's stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company's Equity Plan.

10. Commitments and Contingencies
Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company does not expect that any such litigation, pending or threatened, as of June 30, 2015, will have a material adverse effect on its consolidated financial condition, future operating results or liquidity.
Other Commitments and Contingencies
As of June 30, 2015, the Company had no material changes to its commitments or contingencies since December 31, 2014.

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

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income:

	For the Three Months Ended June 30, 2015
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$170.7	$—	$—	$8.1	$—	$178.8
Net investment income	5.7	162.1	94.6	72.7	(4.7)	330.4
Policy fees, contract charges, and other	4.5	5.9	0.3	43.2	0.5	54.4
Certain realized gains (losses)	—	(0.3)	—	—	—	(0.3)
Total operating revenues	180.9	167.7	94.9	124.0	(4.2)	563.3
Benefits and expenses:
Policyholder benefits and claims	113.1	0.2	—	24.9	—	138.2
Interest credited	—	92.8	86.4	64.1	(0.4)	242.9
Other underwriting and operating expenses	48.1	25.0	4.6	21.5	0.8	100.0
Interest expense	—	—	—	0.2	10.8	11.0
Amortization of DAC	0.4	19.2	1.5	1.6	—	22.7
Total benefits and expenses	161.6	137.2	92.5	112.3	11.2	514.8
Segment pre-tax adjusted operating income (loss)	$19.3	$30.5	$2.4	$11.7	$(15.4)	$48.5
Operating revenues	$180.9	$167.7	$94.9	$124.0	$(4.2)	$563.3
Add: Excluded realized gains (losses)	—	(2.9)	(14.3)	(1.3)	(9.8)	(28.3)
Total revenues	180.9	164.8	80.6	122.7	(14.0)	535.0
Total benefits and expenses	161.6	137.2	92.5	112.3	11.2	514.8
Income (loss) from operations before income taxes	$19.3	$27.6	$(11.9)	$10.4	$(25.2)	$20.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	For the Three Months Ended June 30, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$146.3	$—	$—	$8.4	$—	$154.7
Net investment income	5.2	145.8	95.8	70.1	2.1	319.0
Policy fees, contract charges, and other	4.3	5.9	0.2	37.1	0.6	48.1
Certain realized gains (losses)	—	0.3	—	—	—	0.3
Total operating revenues	155.8	152.0	96.0	115.6	2.7	522.1
Benefits and expenses:
Policyholder benefits and claims	91.7	0.1	—	18.3	—	110.1
Interest credited	—	86.9	85.9	63.9	(0.4)	236.3
Other underwriting and operating expenses	44.0	22.9	5.5	19.2	1.0	92.6
Interest expense	—	—	—	—	8.3	8.3
Amortization of DAC	0.2	14.7	1.1	0.6	—	16.6
Total benefits and expenses	135.9	124.6	92.5	102.0	8.9	463.9
Segment pre-tax adjusted operating income (loss)	$19.9	$27.4	$3.5	$13.6	$(6.2)	$58.2
Operating revenues	$155.8	$152.0	$96.0	$115.6	$2.7	$522.1
Add: Excluded realized gains (losses)	—	3.7	21.7	0.5	(0.9)	25.0
Total revenues	155.8	155.7	117.7	116.1	1.8	547.1
Total benefits and expenses	135.9	124.6	92.5	102.0	8.9	463.9
Income (loss) from operations before income taxes	$19.9	$31.1	$25.2	$14.1	$(7.1)	$83.2

	For the Six Months Ended June 30, 2015
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$342.4	$—	$—	$16.7	$—	$359.1
Net investment income	10.9	316.1	186.5	143.8	(2.9)	654.4
Policy fees, contract charges, and other	9.3	11.0	0.5	84.2	1.0	106.0
Certain realized gains (losses)	—	(0.5)	—	—	—	(0.5)
Total operating revenues	362.6	326.6	187.0	244.7	(1.9)	1,119.0
Benefits and expenses:
Policyholder benefits and claims	227.2	0.4	—	52.7	—	280.3
Interest credited	—	182.0	170.4	126.5	(0.8)	478.1
Other underwriting and operating expenses	96.8	48.9	9.8	42.3	1.4	199.2
Interest expense	—	—	—	0.3	21.9	22.2
Amortization of DAC	0.8	36.4	3.1	4.0	—	44.3
Total benefits and expenses	324.8	267.7	183.3	225.8	22.5	1,024.1
Segment pre-tax adjusted operating income (loss)	$37.8	$58.9	$3.7	$18.9	$(24.4)	$94.9
Operating revenues	$362.6	$326.6	$187.0	$244.7	$(1.9)	$1,119.0
Add: Excluded realized gains (losses)	—	(10.7)	(9.2)	(1.1)	(13.3)	(34.3)
Total revenues	362.6	315.9	177.8	243.6	(15.2)	1,084.7
Total benefits and expenses	324.8	267.7	183.3	225.8	22.5	1,024.1
Income (loss) from operations before income taxes	$37.8	$48.2	$(5.5)	$17.8	$(37.7)	$60.6
As of June 30, 2015:
Total assets	$160.7	$17,104.9	$7,359.8	$6,937.4	$2,506.3	$34,069.1

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
12. Subsequent Events

On July 27, 2015, the Company declared a special dividend of $0.50 per common share, or approximately $58.1 in total, to shareholders of record as of August 10, 2015. The dividend will be paid on or about August 28, 2015.
In addition, on August 5, 2015, the Company declared a dividend of $0.11 per common share, or approximately $12.8 in total, to shareholders of record as of August 17, 2015. The dividend will be paid on or about August 28, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed above under "Forward-Looking Statements" and the factors described in Item 1A – "Risk Factors" in our 2014 Annual Report on Form 10-K, filed with the SEC on February 26, 2015 (2014 10-K), and in Part II of this report. You should read the following discussion in conjunction with Item 1 – "Condensed Financial Statements" included in this Form 10-Q and our 2014 10-K, as well as our current reports on Form 8-K and other publicly available information. Our fiscal year ends on December 31.
Management considers certain non-GAAP financial measures to be useful to investors in evaluating our financial performance and condition. These measures have been reconciled to their most comparable GAAP financial measures. For a definition and further discussion of these non-GAAP measures, see Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures" in our 2014 10-K.
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

Executive Summary
Net income for the three months ended June 30, 2015 decreased to $31.2, from $71.5 in the same period in 2014. We experienced net realized losses on our investment portfolio, compared to net realized gains in the second quarter of 2014, which decreased after-tax income by $34.6.
Strong sales and solid core operating metrics continued in the second quarter of 2015. However, as expected, pre-tax adjusted operating income for the quarter compared unfavorably to the prior year, as a result of:

•	the Benefits division loss ratio returning to the target range,

•	completion in mid-2014 of the BOLI purchase accounting reserve release in our Individual Life division,

•	higher operating expenses in support of higher sales levels and growth initiatives, and

•	higher interest expense on debt from the issuance of senior notes in August 2014.
Partially offsetting these items was the realization of anticipated growth in earnings from higher FIA account values, as well as a tax benefit in 2015 that reflected the impact of our tax credit investment strategy and lower pre-tax income. For further discussion of results and each segment's earnings drivers for the period, refer to — "Results of Operations."

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
Recent developments in the strategies we have outlined include the following:

•
Benefits Division: We are well-positioned to exceed our goal of $650.0 in total premiums in the Benefits division this year. Strong relationships with key national brokers and a disciplined market are allowing us to grow our medical stop-loss business while maintaining our pricing discipline. We expect to see a year-over-year increase in our group life and DI business as well.

•
Retirement Division: Record-setting sales topped $1.0 billion for the division during the second quarter of 2015. This reflected traction with our newer FIA products, launched late in the first quarter, and continued expansion and increased penetration of our bank and broker-dealer distribution network, as well as a general increase in the benchmark 10-year treasury during the quarter. Sales of our FIA products have exceeded $1.0 billion in the first half of this year, with total division sales topping $1.7 billion. If interest rates remain near current levels or increase, we continue to expect Retirement division sales to exceed $3.0 billion for the year.

•
Individual Life Division: Record sales in the second quarter of 2015 were driven by greater penetration of our guaranteed UL products within our national brokerage general agency (BGA) distribution relationships. Individual sales were $28.2 for the first half of the year, and we are on-track to meet our sales goal of more than $50.0 this year.

•	Special Dividend: On July 30, 2015, Symetra announced a special dividend of $0.50 per share, for a total of $58.1, funded by a portion of the proceeds from the 2014 senior notes.

Our success may be affected by the factors discussed in Item 1A — "Risk Factors" in our 2014 10-K and in Part II of this report, and other factors as discussed herein.

Economic and Industry Trends
Our results and ability to execute on our strategies are influenced by a range of economic and other factors, which are described in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy" in our 2014 10-K.
Recently, the Department of Labor (DOL) published a proposed change to regulations that would affect those who provide investment advice to those who purchase qualified retirement products, such as individual retirement arrangements (IRAs), and small employer retirement plans. Although qualified retirement products are not a significant sales focus for us, this proposal could have an impact on our distributors, which could cause us to develop new products or change our sales practices and arrangements to support compliance with new regulations. For further discussion of the proposal, refer to Part II, Item 1A — "Risk Factors" in this report.

Results of Operations
This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes. The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three and six months ended June 30, 2015 and 2014 are discussed in their respective sections.
The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended June 30,		Variance (%)	For the Six Months Ended June 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Segment pre-tax adjusted operating income (loss):
Benefits	$19.3	$19.9	(3.0)%	$37.8	$47.7	(20.8)%
Deferred Annuities	30.5	27.4	11.3	58.9	57.6	2.3
Income Annuities	2.4	3.5	(31.4)	3.7	12.9	(71.3)
Individual Life	11.7	13.6	(14.0)	18.9	25.9	(27.0)
Other	(15.4)	(6.2)	*	(24.4)	(12.7)	(92.1)
Pre-tax adjusted operating income (1)	$48.5	$58.2	(16.7)%	$94.9	$131.4	(27.8)%
Add: Excluded realized gains (losses)	(28.3)	25.0	*	(34.3)	45.9	*
Income from operations before incomes taxes	$20.2	$83.2	(75.7)%	$60.6	$177.3	(65.8)%
Total provision (benefit) for income taxes	$(11.0)	$11.7	*	$(9.4)	$26.5	*
Net income	$31.2	$71.5	(56.4)%	$70.0	$150.8	(53.6)%

Effective Tax Rate	(54.5)%	14.1%		(15.5)%	14.9%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure. For further discussion, see - "Use of non-GAAP Financial Measures".

The following table sets forth detail of our other underwriting and operating expenses allocated among the segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Salaries, incentive compensation, and other employee costs	$51.0	$43.8	$105.4	$89.2
Rent and occupancy costs	4.3	4.7	8.4	9.2
Professional services and software licensing	14.6	16.9	28.3	29.3
Other	9.6	9.1	19.4	18.3
Total operating expenses	79.5	74.5	161.5	146.0
Commissions and premium-based taxes and fees	76.9	58.6	140.5	115.2
DAC deferrals	(56.4)	(40.5)	(102.8)	(80.7)
Other underwriting and operating expenses	$100.0	$92.6	$199.2	$180.5
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary of Results
Net income decreased $40.3 as a result of a $53.9 decline in net realized gains (losses) compared to the second quarter of 2014, and a $9.7 decline in pre-tax adjusted operating income. These were partially offset by a benefit from income taxes resulting from lower pre-tax income and our tax credit investment strategy. Most net realized gains (losses), which are further discussed in – "Investments," are excluded from pre-tax adjusted operating income.
Second quarter 2015 pre-tax adjusted operating income declined compared to the prior year. Operating income growth in our Deferred Annuities segment was offset by declines in our three other business segments, and losses in our Other segment were $9.2 higher. Segment results, discussed individually in the sections below, included net prepayment-related income of $10.5, which consisted of $13.4 of investment income from investment prepayments, less $2.9 of related deferred acquisition cost (DAC) and deferred sales inducement (DSI) amortization. For the three months ended June 30, 2014, prepayment-related income, net of related amortization, contributed $4.3 to pre-tax adjusted operating income. We also experienced net losses of $5.2 related to our alternative investments during the second quarter of 2015, compared to net losses of $0.3 in the second quarter of 2014. Alternative investment experience is reflected in net investment income in our Income Annuities and Other segments.
In total, our other underwriting and operating expenses, net of DAC deferrals, increased $7.4. This reflects higher commissions and sales-related expenses in our Benefits division from strong sales in the first quarter of 2015, and expenses to support growth across the company, including investments in new distribution, customer service teams to support larger blocks of in-force business, and information technology initiatives. In addition, the year-over-year expense comparison was impacted by a second quarter 2014 charge of $4.3 related primarily to prior years' state sales and use tax expense.
The provision (benefit) for income taxes decreased $22.7 from the three months ended June 30, 2014, reflecting the impact of our tax credit investments and lower pre-tax income.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary of Results
A decline in net realized gains (losses), combined with lower pre-tax adjusted operating income, resulted in an $80.8 year-over-year decrease in net income. The declines were lessened by an income tax benefit for the six months ended June 30, 2015.
Net realized gains (losses) declined $80.8 compared with the first half of 2014. Most net realized gains (losses), which are further discussed in – "Investments," are excluded from pre-tax adjusted operating income. Pre-tax adjusted operating income for our segments, discussed individually in the sections below, declined $36.5 from the same period last year. Of this decline, $18.7 was attributable to increased other underwriting and operating expenses to support growth across the company, as discussed above.
Segment results included net prepayment-related income of $15.1, which consisted of $19.6 of income from investment prepayments, less $4.5 of related DAC and DSI amortization. For the six months ended June 30, 2014, prepayment-related income, net of related amortization, contributed $9.6 to pre-tax adjusted operating income. We also experienced net losses of $7.4 related to our alternative investments during the first half of 2015, compared to net losses of $0.3 in the first half of 2014.
The provision for income taxes decreased $35.9 from the six months ended June 30, 2014, reflecting the impact of our tax credit investment strategy and lower pre-tax income.
Segment Operating Results
Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended June 30,		Variance (%)	For the Six Months Ended June 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Premiums	$170.7	$146.3	16.7%	$342.4	$291.3	17.5%
Net investment income	5.7	5.2	9.6	10.9	10.2	6.9
Policy fees, contract charges, and other	4.5	4.3	4.7	9.3	8.2	13.4
Total operating revenues	180.9	155.8	16.1	362.6	309.7	17.1
Benefits and expenses:
Policyholder benefits and claims	113.1	91.7	23.3	227.2	174.5	30.2
Other underwriting and operating expenses	48.1	44.0	9.3	96.8	87.2	11.0
Amortization of deferred policy acquisition costs	0.4	0.2	100.0	0.8	0.3	166.7
Total benefits and expenses	161.6	135.9	18.9	324.8	262.0	24.0
Segment pre-tax adjusted operating income	$19.3	$19.9	(3.0)%	$37.8	$47.7	(20.8)%

The following table sets forth selected operating metrics relating to our Benefits segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Loss ratio (1)	66.3%	62.7%	66.4%	59.9%
Expense ratio (2)	27.3	30.0	27.4	29.8
Combined ratio (3)	93.6%	92.7%	93.8%	89.7%
Medical stop-loss – loss ratio (4)	65.0%	60.9%	66.1%	58.4%
Total sales (5)	$19.5	$26.1	$156.2	$98.0
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $0.6. The loss ratio returned to the target range in 2015, up from a more favorable loss ratio in 2014. Growth in our medical stop-loss and group life and DI businesses drove higher premiums, along with related benefits and operating expenses. The loss ratio increased to 66.3% for the three months ended June 30, 2015, compared to 62.7% for the same period in 2014, which reflected the favorable performance of medical stop-loss business written in January 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $24.4 due to growth in our medical stop-loss and group life and DI businesses. We posted strong sales of medical stop-loss in the first quarter of 2015.
Benefits and Expenses
Policyholder benefits and claims increased $21.4, as a result of premium growth in 2015 and the impact of favorable reserve development recorded in the second quarter of 2014, which reflected better-than-expected performance of business written in January 2013.
Other underwriting and operating expenses increased $4.1, primarily due to increased employee-related expenses and commissions supporting higher sales activity and division growth. Our expense ratio, which measures operating expenses as a percentage of premiums, improved compared to the second quarter of 2014.
Sales
Sales for the three months ended June 30, 2015 totaled $19.5, compared to sales of $26.1 for the same period in 2014, reflecting small decreases across each line of business. Medical stop-loss and group life and DI sales are generally highest in the first and third quarters, reflecting policies with effective dates of January 1 and July 1, respectively.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $9.9. Growth in our medical stop-loss and group life and DI businesses was more than offset by the loss ratio returning to the target range. The loss ratio was 66.4% for the six months ended June 30, 2015, compared to 59.9% for the same period in 2014. The very favorable 2014 loss ratio reflected better-than-expected performance of medical stop-loss business written in January 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues
Premiums increased $51.1 due to growth in our medical stop-loss and group life and DI businesses. Medical stop-loss premiums benefited from strong sales in the first quarter of 2015.
Benefits and Expenses
Policyholder benefits and claims increased $52.7, driven by growth in this division and the higher loss ratio. The loss ratio in the first half 2014 reflected the release of estimated claim reserves related to better than expected performance of business written in January 2013. The loss ratio in the first half of 2015 is within our long-term range.
Other underwriting and operating expenses increased $9.6, primarily due to increased employee-related expenses and commissions driven by growth in our business.
Sales
Sales for the six months ended June 30, 2015 totaled $156.2, up from sales of $98.0 for the same period in 2014, driven by growth in our medical stop-loss and group life and DI lines of business. Medical stop-loss sales in the first quarter of 2015 benefited from strong relationships with national brokers in a disciplined market.
Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended June 30,		Variance (%)	For the Six Months Ended June 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$162.1	$145.8	11.2%	$316.1	$295.9	6.8%
Policy fees, contract charges, and other	5.9	5.9	—	11.0	11.8	(6.8)
Certain realized gains (losses)	(0.3)	0.3	*	(0.5)	0.1	*
Total operating revenues	167.7	152.0	10.3	326.6	307.8	6.1
Benefits and expenses:
Policyholder benefits and claims	0.2	0.1	100.0	0.4	0.2	100.0
Interest credited	92.8	86.9	6.8	182.0	174.4	4.4
Other underwriting and operating expenses	25.0	22.9	9.2	48.9	44.0	11.1
Amortization of deferred policy acquisition costs	19.2	14.7	30.6	36.4	31.6	15.2
Total benefits and expenses	137.2	124.6	10.1	267.7	250.2	7.0
Segment pre-tax adjusted operating income	$30.5	$27.4	11.3%	$58.9	$57.6	2.3%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Deferred Annuities segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Fixed account values, excluding FIA – General account	$11,195.0	$10,992.8	$11,195.0	$10,992.8
Interest spread (1)	1.85%	1.81%	1.83%	1.90%
Base earned yield	4.24	4.44	4.28	4.48
Base credited yield	2.60	2.73	2.60	2.74
Base interest spread (2)	1.64%	1.71%	1.68%	1.74%
Fixed account values, FIA – General account	$4,318.9	$2,463.3	$4,318.9	$2,463.3
FIA interest spread (3)	1.40%	1.28%	1.42%	1.28%
FIA base earned yield	3.42	3.37	3.47	3.35
FIA base credited rate	2.10	2.09	2.09	2.07
FIA base interest spread (4)	1.32%	1.28%	1.38%	1.28%
Variable account values – Separate account	$759.4	$843.7	$759.4	$843.7
Total sales (5)	933.9	650.3	1,589.5	1,277.8
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

(2)
Base interest spread excludes FIA and is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums net of related deferred sales inducement amortization, and the mortgage-backed security (MBS) prepayment speed adjustment.

(3)
FIA interest spread is the difference between the net investment yield and the credited rate to policyholders. The net investment yield is the approximate yield on invested assets, excluding derivative assets. The credited rate represents amounts recorded in interest credited related to FIA contracts.

(4)
FIA base interest spread is the FIA interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to results that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums and the MBS prepayment speed adjustment and the impact of reserve adjustments on interest credited. Prior period FIA interest spread, base earned yield, and base interest spread have been restated to exclude from invested assets the cash collateral held on behalf of derivative counterparties.

(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income was $30.5 for the three months ended June 30, 2015, up $3.1 from the same period in 2014 driven by income contributions from growth in FIA account values. Higher FIA account values added $4.3 to earnings from interest margin, net of DAC amortization. In addition, we experienced higher net prepayment-related income, which was mostly offset by increased operating expenses supporting business growth.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $16.3, driven by an increase in invested assets due to higher account values and higher investment income from prepayment-related activity. Prepayment income was $7.9 in the second quarter of 2015, compared with $3.3 in the second quarter of 2014. These increases were partially offset by lower yields on invested assets.
The decline in investment yields was driven by earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans, including the reinvestment of proceeds from investment prepayments. Earned rates on these securities were below our overall portfolio yields, as a result of the current low interest rate environment.

Benefits and Expenses
Growth in account values drove the increases in interest credited and DAC amortization. DAC amortization also reflects a $1.1 increase in prepayment-related amortization.
Other underwriting and operating expenses increased $2.1 mainly due to an increase in employee-related expenses to support business growth. This was partially offset by a $1.4 decrease in sales and use tax, as second quarter 2014 reflected a charge primarily related to prior years' expenses.
Sales
Deferred Annuities' sales increased to $933.9 for the three months ended June 30, 2015 up from $650.3 for the same period in 2014. We achieved strong sales growth through sales of new FIA products, as well as continued expansion and increased penetration of our bank and broker-dealer distribution network for both FIA and traditional deferred annuities.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income was $58.9 for the six months ended June 30, 2015, an increase of $1.3 from the same period in 2014. Earnings contributions from our growing FIA account values were mostly offset by higher expenses to support business growth and lower spreads on our traditional deferred annuity business.
Our mix of Deferred Annuities business has shifted towards products that are less capital intensive, including FIA with market valuation adjustment features and traditional fixed annuities without guaranteed return of premium. As a result, our target margins can be met with lower base interest spreads.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $20.2, driven by an increase in invested assets due to higher account values. This increase was partially offset by lower yields on invested assets, as earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans have been below our overall portfolio yields.
Benefits and Expenses
Interest credited increased $7.6 and amortization of DAC increased $4.8, both driven by growth in account values.
Other underwriting and operating expenses increased $4.9 mainly due to an increase in employee-related expenses to support business growth.
Sales
Deferred Annuities' sales increased to $1,589.5 for the six months ended June 30, 2015 compared to $1,277.8 for the same period in 2014, reflecting the strength of our distribution network of financial institutions and broker-dealers. This was aided by sales of new FIA products, linked to two new indices, launched during the first quarter of 2015.

Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended June 30,		Variance (%)	For the Six Months Ended June 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$94.6	$95.8	(1.3)%	$186.5	$192.8	(3.3)%
Policy fees, contract charges, and other	0.3	0.2	50.0	0.5	0.4	25.0
Total operating revenues	94.9	96.0	(1.1)	187.0	193.2	(3.2)
Benefits and expenses:
Interest credited	86.4	85.9	0.6	170.4	167.9	1.5
Other underwriting and operating expenses	4.6	5.5	(16.4)	9.8	10.3	(4.9)
Amortization of deferred policy acquisition costs	1.5	1.1	36.4	3.1	2.1	47.6
Total benefits and expenses	92.5	92.5	—	183.3	180.3	1.7
Segment pre-tax adjusted operating income	$2.4	$3.5	(31.4)%	$3.7	$12.9	(71.3)%
The following table sets forth selected operating metrics relating to our Income Annuities segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Reserves (1)	$6,474.0	$6,516.6	$6,474.0	$6,516.6
Interest spread (2)	0.56%	0.48%	0.43%	0.50%
Base earned yield	5.91	5.89	5.88	5.89
Base credited yield	5.35	5.44	5.37	5.46
Base interest spread (3)	0.56%	0.45%	0.51%	0.43%
Mortality gains (losses) (4)	$(1.2)	$0.8	$0.7	$6.1
Total sales (5)	78.4	89.0	139.3	176.5
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

(3)
Base interest spread is the interest spread adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. This is primarily the impact of asset prepayments, such as bond make-whole premiums, the MBS prepayment speed adjustment, and income on alternative investments.

(4)	Mortality gains (losses) represent the difference between actual and expected reserves released on our life contingent annuities.

(5)	Total sales represent deposits for new policies net of first year policy lapses and/or surrenders.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $1.1, primarily due to unfavorable mortality experience. Mortality losses were $1.2 for the three months ended June 30, 2015, compared to gains of $0.8 for the same period in 2014.
In addition to the driver discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $1.2. We experienced a $1.5 mark-to-market loss on alternative investments purchased in the third quarter of 2014, which offset a $1.1 increase in prepayment-related income quarter-over-quarter.
Benefits and Expenses
Interest credited increased $0.5 as a result of unfavorable mortality experience, offset by lower crediting rates on lower reserves.

Other underwriting and operating expenses declined by $0.9, as second quarter 2014 reflected a charge primarily related to prior years' sales and use tax.
Sales
Sales were $78.4 in the second quarter of 2015, compared to $89.0 in 2014. The decrease was primarily the result of the competitive market in a low interest rate environment.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $9.2, primarily the result of lower mortality gains and lower net investment income. Mortality gains were $0.7 for the six months ended June 30, 2015, compared to gains of $6.1 for the same period in 2014.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $6.3. This was driven by a $3.9 mark-to-market loss on alternative investments purchased in the third quarter of 2014, as well as higher allocations of investments to equity securities.
Benefits and Expenses
Interest credited increased $2.5 as a result of lower mortality gains, offset by lower crediting rates on lower reserves.
Sales
Sales decreased to $139.3 in 2015, compared to $176.5 in 2014, reflecting the competitive market in a low interest rate environment.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended June 30,		Variance (%)	For the Six Months Ended June 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Premiums	$8.1	$8.4	(3.6)%	$16.7	$17.2	(2.9)%
Net investment income	72.7	70.1	3.7	143.8	141.0	2.0
Policy fees, contract charges, and other	43.2	37.1	16.4	84.2	73.3	14.9
Total operating revenues	124.0	115.6	7.3	244.7	231.5	5.7
Benefits and expenses:
Policyholder benefits and claims	24.9	18.3	36.1	52.7	36.6	44.0
Interest credited	64.1	63.9	0.3	126.5	129.1	(2.0)
Other underwriting and operating expenses	21.5	19.2	12.0	42.3	37.4	13.1
Interest expense	0.2	—	*	0.3	—	*
Amortization of deferred policy acquisition costs	1.6	0.6	*	4.0	2.5	60.0
Total benefits and expenses	112.3	102.0	10.1	225.8	205.6	9.8
Segment pre-tax adjusted operating income	$11.7	$13.6	(14.0)%	$18.9	$25.9	(27.0)%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Individual Life segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Individual insurance:
Individual claims (1)	$12.0	$12.7	$27.3	$27.5
Annualized mortality rate (2)	0.13%	0.14%	0.15%	0.16%
UL account values	$817.6	$741.5	$817.6	$741.5
UL interest spread (3)	1.53%	1.35%	1.36%	1.42%
UL base interest spread (4)	0.93	1.25	0.94	1.28
Individual sales (5)	$15.1	$9.1	$28.2	$17.0
Institutional Markets:
BOLI account values	$4,963.5	$4,834.2	$4,963.5	$4,834.2
BOLI ROA (6)	0.83%	1.10%	0.84%	1.04%
BOLI base ROA (7)	0.68	0.79	0.71	0.85
Decrease in BOLI PGAAP Reserve (8)	—	1.7	—	3.4
COLI sales (9)	$11.4	$—	$21.1	$—
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	Annualized mortality rate is defined as annualized individual claims divided by insurance in force which represents dollar face amounts of policies without adjustment for reinsurance.

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

(7)
BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. These are primarily the impact of asset prepayments, such as bond make-whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.

(8)
The BOLI PGAAP (purchase accounting) reserve was released as a decrease to policyholder benefits according to the pattern of profitability of the book of business of policies in force at the purchase accounting date, August 2, 2004. This reserve was released to $0 over a 10-year period ending August 2014. This represents the reduction of policyholder benefits expense related to the change in this reserve.

(9)	Represents deposits for new policies.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $1.9, as operating expenses increased to support strong sales and growth in this segment. We also experienced a lower BOLI base return on assets. This was partially offset by higher prepayment-related income in the segment.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $2.6, driven by higher prepayment-related income. Prepayment income was $3.7 in the second quarter of 2015, compared with $1.3 in the second quarter of 2014.
Policy fees, contract charges and other increased $6.1 primarily due to cost of insurance (COI) charges and administrative fees on our growing guaranteed universal life business.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $6.8, driven by higher reserves on growth in our guaranteed UL business. Additionally, the second quarter of 2014 benefited from a $1.7 decrease in the BOLI PGAAP reserve related to our 2004 purchase accounting, which was released over a 10-year period ending in the third quarter of 2014. The impact of this reserve release was reflected in the BOLI ROA.
Other underwriting and operating expenses increased $2.3, mainly due to higher expenses in support of growth in the segment. Additionally, second quarter 2014 expenses reflected a $1.3 charge primarily related to prior years' sales and use tax.
Sales
Sales of individual life products increased to $15.1 for the three months ended June 30, 2015, compared to $9.1 for the same period in 2014. Continued success in the BGA distribution network contributed to higher sales of our guaranteed UL products.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $7.0, driven by an increase in operating expenses in support of growth in the segment, and a lower BOLI base return on assets. These were partially offset by contributions from growth in our guaranteed UL business and higher prepayment-related income.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $2.8, driven by higher prepayment-related income. Prepayment income was $5.5 in the first half of 2015, compared with $3.2 in the same period in 2014.
Policy fees, contract charges and other increased $10.9 primarily due to cost of insurance (COI) charges and administrative fees on our growing guaranteed universal life business.
Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $13.5, driven by higher reserves on growth in our guaranteed UL business. Additionally, the first half of 2014 benefited from a $3.4 decrease in the BOLI PGAAP reserve, which was reflected in the higher BOLI ROA for that period.
Other underwriting and operating expenses increased $4.9, mainly due to higher expenses in support of growth in the segment.
Sales
Sales of individual life products increased to $28.2 for the six months ended June 30, 2015, compared to $17.0 for the same period in 2014, reflecting success in building relationships in the BGA distribution network for our guaranteed UL products.

Other
The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended June 30,		Variance (%)	For the Six Months Ended June 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$(4.7)	$2.1	*	$(2.9)	$3.5	*
Policy fees, contract charges, and other	0.5	0.6	(16.7)	1.0	1.0	—
Total operating revenues	(4.2)	2.7	*	(1.9)	4.5	*
Benefits and expenses:
Interest credited	(0.4)	(0.4)	—	(0.8)	(0.9)	(11.1)
Other underwriting and operating expenses	0.8	1.0	(20.0)	1.4	1.6	(12.5)
Interest expense	10.8	8.3	30.1	21.9	16.5	32.7
Total benefits and expenses	11.2	8.9	25.8	22.5	17.2	30.8
Segment pre-tax adjusted operating loss	$(15.4)	$(6.2)	*	$(24.4)	$(12.7)	92.1%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $15.4 for the three months ended June 30, 2015 compared with losses of $6.2 for the same period in 2014. This decline was primarily driven by lower net investment income, reflecting mark-to-market losses on alternative investments and higher amortization of tax credit investments. Additionally, interest expense increased $2.5 due to the senior notes issued in the third quarter of 2014.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Summary of Results
Our Other segment reported pre-tax adjusted operating losses of $24.4 for the six months ended June 30, 2015 compared with losses of $12.7 for the same period in 2014. Lower net investment income reflected mark-to-market losses on alternative investments, coupled with higher amortization of tax credit investments. Interest expense increased $5.4 due to the senior notes issued in the third quarter of 2014.

Investments
Our investment portfolio is intended to support the expected cash flows of our liabilities and produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. As of June 30, 2015, our investment portfolio consisted in large part of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high-yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and alternative investments, which include private equity and hedge funds) and other investments. Our equity investments primarily consist of common stock and exchange-traded funds (ETFs) and mainly support asset and liability matching strategies for long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.
The following table presents the composition of our investment portfolio:

	As of June 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$24,855.5	79.0%	$24,450.4	79.8%
Private	1,082.9	3.5	929.0	3.0
Marketable equity securities, available-for-sale	92.4	0.3	120.5	0.4
Marketable equity securities, trading	538.7	1.7	532.0	1.8
Mortgage loans, net	4,431.1	14.1	4,130.1	13.5
Policy loans	60.0	0.2	61.9	0.2
Investments in limited partnerships (1):
Alternative investments	57.0	0.2	71.5	0.2
Tax credit investments	223.1	0.7	238.4	0.8
Other invested assets (2)	102.9	0.3	100.5	0.3
Total	$31,443.6	100.0%	$30,634.3	100.0%
____________________

(1)	Alternative investments are carried at fair value, and tax credit investments are carried at amortized cost.

(2)	Primarily includes derivative instruments.
Invested assets increased $809.3 during the six months ended June 30, 2015 primarily due to portfolio growth generated by sales in the Retirement Division. This was partially offset by a decrease in net unrealized gains, which was the result of a decline in the fair value of our fixed maturities. Typically, we experience fair value declines when interest rates rise. As of June 30, 2015 and December 31, 2014, we had net unrealized gains of $1.30 billion and $1.73 billion, respectively, on our fixed maturity portfolio, and the benchmark 10-year U.S. Treasury rates increased to 2.35% from 2.17%, respectively.

Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following tables set forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.68%	$285.0	4.80%	$275.5
Marketable equity securities, available-for-sale	5.76	1.5	5.46	1.6
Marketable equity securities, trading	2.57	3.0	3.57	3.4
Mortgage loans, net	5.69	61.4	5.60	51.5
Policy loans	5.55	0.8	5.53	1.0
Investments in limited partnerships:
Alternative investments	*	(5.4)	*	(0.3)
Tax credit investments (2)	*	(8.1)	*	(6.3)
Other income producing assets (3)	*	1.1	*	1.1
Gross investment income before investment expenses	4.52	339.3	4.71	327.5
Investment expenses	(0.12)	(8.9)	(0.12)	(8.5)
Net investment income	4.40%	$330.4	4.59%	$319.0

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.67%	$563.3	4.92%	$559.0
Marketable equity securities, available-for-sale	4.61	2.5	4.38	2.6
Marketable equity securities, trading	2.71	6.3	3.35	6.4
Mortgage loans, net	5.57	118.5	5.59	101.6
Policy loans	5.46	1.6	5.56	1.7
Investments in limited partnerships:
Alternative investments	*	(10.5)	*	(0.3)
Tax credit investments (2)	*	(15.2)	*	(13.0)
Other income producing assets (3)	*	5.4	*	2.2
Gross investment income before investment expenses	4.53	671.9	4.81	660.2
Investment expenses	(0.12)	(17.5)	(0.12)	(16.8)
Net investment income	4.41%	$654.4	4.69%	$643.4
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $6.1 and $7.7 for the three months ended June 30, 2015 and 2014, respectively. The total impact to net income was $14.7 and $15.0 for the six months ended June 30, 2015 and 2014, respectively. For further discussion, see "- Investments in Limited Partnerships - Tax Credit Investments."

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
For the three months ended June 30, 2015, net investment income increased $11.4 compared to the same period in 2014. For the six months ended June 30, 2015, net investment income increased $11.0 compared to the same period in 2014. For both periods, the increases were driven by income on higher average invested assets, partially offset by increased mark-to-market losses on investments in limited partnerships from the same period in 2014. For the quarter, the increase in investment income also reflected higher prepayment income.

Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio for the three and six months ended June 30, 2015 decreased to 4.22% and 4.28%, respectively, from 4.51% and 4.54% for the three and six months ended June 30, 2014. This reduction is a result of earned rates on new purchases, which are significantly below overall portfolio yields, as well as maturities and prepayments of assets purchased in a higher interest rate environment. We have experienced significant growth in the volume of new investment purchases on cash inflows from strong sales and the proceeds from prepayment activity, pay-downs, and maturities of invested assets. The interest rates on new investment purchases associated with these cash flows are putting downward pressure on our overall portfolio yield.
Prepayment-related income, which includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans, remained higher than historical levels. The following table presents the impact from prepayment-related activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Impact to income	$13.4	$5.7	$19.6	$19.2
Impact to yield	0.18%	0.08%	0.13%	0.15%
In an attempt to mitigate the impact of low interest rates, we have pursued strategies that generally provide more attractive yields while retaining an appropriate risk profile. This includes a continued focus on our underwriting of commercial mortgage loans and increasing our investments in high-quality foreign corporate fixed maturities. Additionally, during the second quarter of 2015, we began investing in a modest amount of collateralized loan obligations. For further information about these investments, see "—Fixed Maturity Securities" and "—Mortgage Loans."
Net Realized Gains (Losses)
The following table sets forth the detail of our net realized gains (losses) before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains on sales of fixed maturities	$3.5	$10.8	$7.9	$19.5
Gross realized losses on sales of fixed maturities	(10.2)	(0.6)	(14.7)	(2.4)
Impairments:
Total credit-related	(1.4)	(1.3)	(2.6)	(1.3)
Intent to sell	(1.2)	(0.1)	(8.0)	(1.2)
Total impairments on securities	(2.6)	(1.4)	(10.6)	(2.5)
Net gains (losses) on trading securities	(12.4)	21.6	(4.2)	41.3
Net realized gains (losses) related to FIA:
Certain realized gains (losses) (1)	(0.3)	0.3	(0.5)	0.1
Fair value changes — embedded derivative and related options (2)	6.1	(1.5)	(0.3)	(3.8)
Net gains (losses) on investments in limited partnerships (3)	(8.9)	(3.1)	(12.6)	(6.7)
Other net gains (losses) (4):
Other gross gains	7.3	8.2	13.4	15.7
Other gross losses	(11.1)	(9.0)	(13.2)	(15.2)
Net realized gains (losses)	$(28.6)	$25.3	$(34.8)	$46.0
____________________

(1)
Represents the changes in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s (the old block), which has an account value of $35.0 as of June 30, 2015. This change in fair value is included in pre-tax adjusted operating income for our Deferred Annuities segment.

(2)
Represents the changes in fair value of embedded derivative liabilities associated with our FIA products sold in 2011 and beyond, netted with changes in fair value of index options purchased to economically hedge this business.

(3)	This includes impairments related to alternative investments and tax credit investments.

(4)
This primarily consists of gains (losses) on calls and redemptions, changes in fair value of convertible bonds, the impact of net realized gains (losses) on DAC and DSI, and changes in fair value of derivatives not related to FIA.

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
For the three and six months ended June 30, 2015, our portfolio produced net realized losses, compared to gains for the same periods in 2014. The decrease reflects net losses on mark-to-market equities, compared to gains in the previous periods, and higher impairments on fixed maturities and limited partnership investments. We also generated net losses on sales of our fixed maturity securities, primarily related to sales of U.S. Treasury securities, compared to net gains on fixed maturity sales in the second quarter of 2014. For the quarter, these decreases were partially offset by net realized gains related to FIA compared to losses in the prior period.
For further discussion of the performance of our equity portfolio, see "— Return on Equity Investments."
Impairments of Available-for-Sale Securities
We regularly monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three and six months ended June 30, 2015 increased from the same periods in 2014 by $1.2 and $8.1, respectively. These increases were primarily driven by write downs on high yield and U.S. Treasury securities that we intend to sell.
For those issuers for which we recorded a credit-related impairment during the six months ended June 30, 2015, we had remaining holdings with an amortized cost of $23.1 and fair value of $21.3. Based on our analysis, including cash flow analysis where appropriate, we believe the amortized cost of these securities is recoverable.
As of June 30, 2015, our gross unrealized losses on fixed maturities, after the recognition of other-than-temporary impairments, increased $72.9 from December 31, 2014. This increase was primarily due to higher interest rates. As of June 30, 2015 and December 31, 2014, 33.7% and 22.8%, respectively, of the gross unrealized losses were related to securities due after ten years and our mortgage backed securities. The fair value of these securities fluctuates more significantly with changes in interest rates and credit spreads, and we believe they will recover over time.
Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of June 30, 2015.
Fixed Maturity Securities
Fixed maturities represented approximately 82.5% and 82.8% of invested assets as of June 30, 2015 and December 31, 2014, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small amount of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable securities in public markets. As of June 30, 2015 and December 31, 2014, privately placed fixed maturities represented 4.2% and 3.7%, respectively, of our total fixed maturity portfolio at fair value.
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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of June 30, 2015			As of December 31, 2014
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$13,490.4	$14,353.3	55.3%	$13,407.9	$14,491.2	57.1%
2 BBB	10,022.1	10,442.2	40.3	9,126.7	9,761.6	38.5
Total investment grade	23,512.5	24,795.5	95.6	22,534.6	24,252.8	95.6
3 BB	582.1	601.3	2.3	541.2	561.5	2.2
4 B	456.5	468.3	1.8	490.2	492.3	1.9
5 CCC & lower	81.8	70.7	0.3	74.6	66.9	0.3
6 In or near default	2.5	2.6	—	5.9	5.9	—
Total below investment grade	1,122.9	1,142.9	4.4	1,111.9	1,126.6	4.4
Total	$24,635.4	$25,938.4	100.0%	$23,646.5	$25,379.4	100.0%
As of June 30, 2015, our NAIC 5 and 6 designated securities had gross unrealized losses of $12.8. Our analysis of these securities, including management's estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of June 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,558.3	$114.2	$(21.7)	$2,650.8	10.2%
Consumer staples	2,581.7	183.5	(11.9)	2,753.3	10.6
Energy	1,414.4	83.9	(22.2)	1,476.1	5.7
Financial	1,977.5	126.8	(20.8)	2,083.5	8.0
Health care	2,311.4	108.3	(23.7)	2,396.0	9.2
Industrial	3,538.0	254.4	(18.7)	3,773.7	14.6
Information technology	478.1	21.9	(4.0)	496.0	1.9
Materials	1,319.4	77.8	(9.2)	1,388.0	5.4
Telecommunication services	773.0	41.3	(6.9)	807.4	3.1
Utilities	1,929.4	179.6	(11.8)	2,097.2	8.1
Total corporate securities	18,881.2	1,191.7	(150.9)	19,922.0	76.8
U.S. government and agencies	387.4	4.7	(1.4)	390.7	1.5
State and political subdivisions	851.5	37.1	(1.8)	886.8	3.4
Residential mortgage-backed securities:
Agency	2,272.4	133.6	(10.1)	2,395.9	9.3
Non-agency:
Prime	261.6	8.1	(0.3)	269.4	1.0
Alt-A	51.7	3.2	—	54.9	0.2
Total residential mortgage-backed securities	2,585.7	144.9	(10.4)	2,720.2	10.5
Commercial mortgage-backed securities:
Agency	108.4	7.6	(0.1)	115.9	0.4
Non-agency	1,043.0	47.9	(3.5)	1,087.4	4.2
Total commercial mortgage-backed securities	1,151.4	55.5	(3.6)	1,203.3	4.6
Collateralized loan obligations	235.5	0.8	(2.0)	234.3	0.9
Other debt obligations	542.7	39.4	(1.0)	581.1	2.3
Total	$24,635.4	$1,474.1	$(171.1)	$25,938.4	100.0%

	As of December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,279.5	$137.4	$(7.6)	$2,409.3	9.5%
Consumer staples	2,636.4	232.2	(7.1)	2,861.5	11.3
Energy	1,286.3	90.0	(27.5)	1,348.8	5.3
Financial	1,888.7	168.9	(15.4)	2,042.2	8.1
Health care	2,084.9	134.2	(9.0)	2,210.1	8.7
Industrial	3,160.1	313.5	(5.3)	3,468.3	13.7
Information technology	509.9	32.3	(2.2)	540.0	2.1
Materials	1,270.3	90.0	(6.9)	1,353.4	5.3
Telecommunication services	747.0	73.9	(1.6)	819.3	3.2
Utilities	1,905.6	239.1	(5.1)	2,139.6	8.4
Total corporate securities	17,768.7	1,511.5	(87.7)	19,192.5	75.6
U.S. government and agencies	404.8	6.1	(1.0)	409.9	1.6
State and political subdivisions	789.7	40.1	(0.6)	829.2	3.3
Residential mortgage-backed securities:
Agency	2,430.7	143.0	(6.1)	2,567.6	10.1
Non-agency:
Prime	282.4	9.6	(0.4)	291.6	1.2
Alt-A	58.9	3.3	—	62.2	0.2
Total residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4	11.5
Commercial mortgage-backed securities:
Agency	156.8	8.9	(0.3)	165.4	0.7
Non-agency	1,105.8	64.1	(1.4)	1,168.5	4.6
Total commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9	5.3
Other debt obligations	648.7	44.5	(0.7)	692.5	2.7
Total	$23,646.5	$1,831.1	$(98.2)	$25,379.4	100.0%
Our fixed maturities holdings are diversified by industry and issuer. As of June 30, 2015 and December 31, 2014, the fair value of our ten largest issuers of corporate securities holdings was $1,522.3 and $1,435.5, or 7.6% and 7.5%, respectively, of total corporate securities. The fair value of our largest exposure to a single issuer of corporate securities was $174.4 and $152.5, or 0.9% and 0.8% of total corporate securities, as of June 30, 2015 and December 31, 2014, respectively. Of these holdings, $142.6 and $123.3, respectively, were rated investment grade. The remainder were rated below investment grade, with NAIC ratings of 4 or 3.
Our investments in U.S. government and agency securities are generally purchased as part of our cash management and asset-liability matching strategies to obtain higher yields and match liability durations from incoming cash flows until investments with adequate spreads are found. Our holdings of these securities will fluctuate from quarter to quarter based on sales volume and timing of cash deployment. In addition, these holdings may fluctuate to support collateral needs for our derivatives program.
As of June 30, 2015 and December 31, 2014, the fair value of our state and political subdivision securities included $849.4 and $793.1 of municipal revenue bonds and $37.4 and $36.1 of municipal general obligation bonds, respectively. We have municipal holdings of $6.0 and $5.6 in Illinois as of June 30, 2015 and December 31, 2014, respectively, and no exposure to municipal holdings in Michigan or Puerto Rico.
Exposure to Foreign Fixed Maturities
As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities. The majority of these holdings are denominated in U.S. dollars, and we utilize foreign currency swaps and forwards to hedge our exposure to those denominated in foreign currencies. As of June 30, 2015 and December 31, 2014, we held $739.0 and $725.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates.
The following tables summarize our exposure to foreign fixed maturity holdings by sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer's country of incorporation.

	As of June 30, 2015
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$105.6	$730.1	$835.7	19.3%	$813.2
Netherlands	—	24.4	630.6	655.0	15.2	629.7
Luxembourg	—	15.7	353.9	369.6	8.5	360.2
France	—	21.6	258.3	279.9	6.5	269.9
Switzerland	—	130.2	—	130.2	3.0	123.1
Other European countries	0.3	—	224.5	224.8	5.2	219.3
Total European holdings	$0.3	$297.5	$2,197.4	$2,495.2	57.7%	$2,415.4
Canada	14.7	—	870.9	885.6	20.5	836.9
Cayman Islands	76.5	235.9	53.7	366.1	8.5	364.1
Australia	—	2.0	254.7	256.7	5.9	247.4
Other foreign countries	—	9.8	310.0	319.8	7.4	319.3
Total foreign holdings	$91.5	$545.2	$3,686.7	$4,323.4	100.0%	$4,183.1

	As of December 31, 2014
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$99.0	$752.9	$851.9	21.3%	$814.5
Netherlands	—	4.8	599.8	604.6	15.1	571.2
Luxembourg	—	17.2	293.5	310.7	7.8	297.7
France	—	20.4	273.1	293.5	7.3	280.1
Switzerland	—	111.4	—	111.4	2.8	103.1
Other European countries	0.4	—	229.7	230.1	5.7	221.0
Total European holdings	$0.4	$252.8	$2,149.0	$2,402.2	60.0%	$2,287.6
Canada	15.1	—	869.7	884.8	22.1	826.0
Mexico	—	1.7	272.2	273.9	6.8	269.3
Australia	—	17.3	228.2	245.5	6.1	233.0
Other foreign countries	79.4	38.9	83.2	201.5	5.0	201.1
Total foreign holdings	$94.9	$310.7	$3,602.3	$4,007.9	100.0%	$3,817.0
As of June 30, 2015 and December 31, 2014, the fair value of our exposure to foreign fixed maturities was 16.7% and 15.8% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities increased to $32.1 as of June 30, 2015, compared to $21.8 as of December 31, 2014, primarily due to rising interest rates. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $75.6 and $77.6 as of June 30, 2015 and December 31, 2014, respectively. We have no exposure to issuers in Greece, Russia or Ukraine.
The fair value of our ten largest foreign security holdings by issuer was $1,099.6, or 4.2% of the fixed maturities portfolio as of June 30, 2015, and $1,087.3, or 4.3%, as of December 31, 2014. All of the holdings of our ten largest foreign issuers were investment grade with NAIC ratings of 2 or higher. The securities we held from our largest single foreign issuer, a Netherlands company, had the highest NAIC rating of 1 and a fair value of $141.6 or 0.5% of the portfolio as of June 30, 2015. For the period ended December 31, 2014, the securities we held from our largest single foreign issuer, a Canadian company, had an NAIC rating of 1 and a fair value of $124.9 or 0.5% of the portfolio.

Mortgage-Backed Securities
Our fixed maturities portfolio included $3.92 billion of residential and commercial mortgage-backed securities at fair value as of June 30, 2015, of which 64.0% were agency securities. Additionally, 25.5% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak in real estate prices. As of June 30, 2015, our non-agency mortgage-backed securities with vintage years 2006 through 2008, which are primarily commercial mortgage-backed securities, had an amortized cost of $522.7 and a fair value of $556.7.
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
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles, and subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of June 30, 2015 or December 31, 2014.
As of June 30, 2015, our Alt-A portfolio was collateralized with 96.3% fixed rate mortgages and 3.7% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody's, S&P, or Fitch. There were two securities with a total amortized cost and fair value of $12.2 and $12.3, respectively, that were rated below investment grade by either Moody's, S&P or Fitch, while at least one other agency rated the securities as investment grade.

	As of June 30, 2015
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2014
Vintage:
2009-2015	$150.8	$—	$150.8	$156.3
2006-2008	—	51.1	51.1	58.4
2005 and prior	46.1	65.3	111.4	126.6
Total amortized cost	$196.9	$116.4	$313.3	$341.3
Net unrealized gains (losses)	3.6	7.4	11.0	12.5
Total fair value	$200.5	$123.8	$324.3	$353.8
As of June 30, 2015 and December 31, 2014, 69.5% and 67.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of June 30, 2015
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2015	$1,451.0	$61.8	$1,512.8	$37.0	$(16.3)	4.1%
2006-2008	1.7	0.1	1.8	0.1	—	5.6
2005 and prior	339.1	46.5	385.6	9.6	(2.1)	6.2
Total Agency CMO	$1,791.8	$108.4	$1,900.2	$46.7	$(18.4)	4.5%
Passthrough:
2009-2015	$432.5	$9.5	$442.0	$1.7	$(12.0)	4.3%
2006-2008	21.9	2.5	24.4	0.1	(0.4)	6.3
2005 and prior	26.2	3.1	29.3	0.5	(0.2)	5.8
Total Agency Passthrough	480.6	15.1	495.7	2.3	(12.6)	4.4
Total Agency RMBS	$2,272.4	$123.5	$2,395.9	$49.0	$(31.0)	4.5%
Non-Agency:
2009-2015	$150.8	$1.2	$152.0	$1.7	$(1.1)	4.2%
2006-2008	51.1	4.6	55.7	8.8	(0.2)	5.3
2005 and prior	111.4	5.2	116.6	5.0	(0.1)	5.5
Total Non-Agency RMBS	313.3	11.0	324.3	15.5	(1.4)	4.8
Total RMBS	$2,585.7	$134.5	$2,720.2	$64.5	$(32.4)	4.5%
Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage.

	As of June 30, 2015
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2014
Vintage:
2009-2015	$503.8	$—	$503.8	$492.5
2006-2008	459.5	12.1	471.6	493.7
2005 and prior	67.6	—	67.6	119.6
Total amortized cost	$1,030.9	$12.1	$1,043.0	$1,105.8
Net unrealized gains (losses)	45.4	(1.0)	44.4	62.7
Total fair value	$1,076.3	$11.1	$1,087.4	$1,168.5
As of June 30, 2015, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.8% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of June 30, 2015, our CMBS had a total gross unamortized discount and premium of $8.0 and $9.4, respectively.
The weighted-average credit enhancement of our CMBS portfolio was 32.2% as of June 30, 2015. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

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
The following table presents selected information about the composition of our mortgage loan portfolio:

	As of June 30, 2015	As of December 31, 2014
Average loan balance	$2.5	$2.5
Largest loan balance	15.5	15.3
Weighted average LTV ratio	53.4%	53.4%
Weighted average DSCR	1.83	1.82
As of June 30, 2015 and December 31, 2014, 72.0% and 72.4%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. For the three and six months ended June 30, 2015, we originated loans at a spread over U.S. Treasuries of approximately 225bps and 230bps, respectively, compared with 235bps for the year ended December 31, 2014. Spreads remain tight, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates remained low, which has led to a decline in our overall mortgage loan portfolio yield.
We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $314.1 and $471.0 of mortgage loans during the three and six months ended June 30, 2015, respectively, and expect to increase our originations during the remainder of 2015.
We believe we have maintained our disciplined underwriting approach as we have increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations, based on period end values:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Weighted average LTV ratio of loans originated	51.4%	52.5%
Maximum LTV ratio of loans originated	72.1	73.4
Weighted average DSCR of loans originated	1.90	1.88
Minimum DSCR of loans originated	1.01	1.01

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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$1,634.4	36.8%	$1,597.9	38.7%
51% - 60%	1,385.0	31.2	1,284.6	31.1
61% - 70%	1,148.1	25.9	948.1	22.9
71% - 75%	163.6	3.7	163.7	4.0
76% - 80%	33.8	0.8	55.8	1.3
81% - 100%	65.1	1.5	76.5	1.8
> 100%	5.4	0.1	7.9	0.2
Total	$4,435.4	100.0%	$4,134.5	100.0%
The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of June 30, 2015			As of December 31, 2014
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2015	$475.4	10.7%	51.4%
2014	919.3	20.7	56.9	$935.5	22.6%	52.5%
2013	685.5	15.5	55.4	701.8	17.0	56.6
2012	710.1	16.0	53.2	749.5	18.1	54.7
2011	755.3	17.0	55.0	792.4	19.2	55.6
2010	410.5	9.3	48.9	434.0	10.5	49.3
2009 and prior	479.3	10.8	47.6	521.3	12.6	49.2
Total	$4,435.4	100.0%	53.4%	$4,134.5	100.0%	53.4%
The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,618.7	59.0%	$2,418.5	58.5%
1.40 - 1.59	905.0	20.4	832.5	20.1
1.20 - 1.39	520.5	11.7	501.1	12.1
1.00 - 1.19	298.0	6.7	278.2	6.7
0.85 - 0.99	25.9	0.6	31.6	0.8
< 0.85	67.3	1.6	72.6	1.8
Total	$4,435.4	100.0%	$4,134.5	100.0%
As of June 30, 2015, loans with an aggregate carrying value of $93.2 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.6 with a weighted average LTV of 70.0%.

Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,286.4	29.0%	$1,202.6	29.1%
Texas	484.9	10.9	447.2	10.8
Washington	353.9	8.0	345.8	8.4
Illinois	181.8	4.1	158.2	3.8
Florida	179.0	4.0	165.9	4.0
Ohio	176.5	4.0	168.8	4.1
Nevada	160.5	3.6	146.5	3.5
Arizona	148.0	3.3	129.6	3.1
New York	142.7	3.2	123.0	3.0
Oregon	134.3	3.0	134.5	3.3
Other	1,187.4	26.9	1,112.4	26.9
Total	$4,435.4	100.0%	$4,134.5	100.0%
The following table sets forth our investments in mortgage loans by property type:

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$2,226.1	50.2%	$2,074.5	50.2%
Office buildings	975.6	22.0	929.9	22.5
Industrial	734.4	16.6	695.0	16.8
Multi-family	260.2	5.9	230.0	5.6
Other	239.1	5.3	205.1	4.9
Total	$4,435.4	100.0%	$4,134.5	100.0%
The shopping centers and retail portfolio is diversified among several sub-categories including anchored shopping centers, restaurants, and car care centers.

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of June 30, 2015
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$29.9	0.7%
Due after one year through five years	514.9	11.6
Due after five years through ten years	1,630.6	36.8
Due after ten years	2,260.0	50.9
Total	$4,435.4	100.0%
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

Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate such prepayments. For the three months ended June 30, 2015 and 2014, we received principal related to prepayments totaling $51.3 and $25.2, respectively, which generated prepayment-related investment income of $5.1 and $1.2, respectively. For the six months ended June 30, 2015 and 2014, we received principal related to prepayments totaling $76.3 and $47.0, respectively, which generated prepayment-related investment income of $7.5 and $2.0, respectively.
Investments in Limited Partnerships — Tax Credit Investments
We invest in limited partnership interests related to tax credit investments. Although these investments decrease our net investment income on a pre-tax basis, they provide us with significant tax benefits, which decrease our effective tax rate. Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for further discussion.
The following table sets forth the impact of these investments on net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Amortization, net of taxes	$(5.3)	$(4.1)	$(9.9)	$(8.5)
Realized losses, net of taxes	(3.2)	(2.1)	(5.6)	(4.3)
Tax credits	14.6	13.9	30.2	27.8
Impact to net income	$6.1	$7.7	$14.7	$15.0
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

Impact to Net
Income
Remainder of 2015	$19.1
2016	15.8
2017	12.4
2018	12.0
2019 and beyond	10.9
Estimated impact to net income	$70.2
Liquidity and Capital Resources
Symetra conducts its operations through its operating subsidiaries, and its liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal source of cash to pay dividends to stockholders, fund its stock repurchase program and meet its obligations, including payments of principal and interest on notes payable. Payments of dividends from its insurance subsidiaries are subject to restrictions under state insurance regulations.
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced in the discussion below.
Liquid Assets
Symetra’s insurance company subsidiaries have investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, commercial mortgage loans and marketable equity securities. Shorter-term liabilities are matched with shorter-term fixed maturities. In addition, Symetra's insurance company subsidiaries hold sufficient levels of highly liquid, high quality assets to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2015, Symetra's primary life insurance subsidiary, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 450%. We believe this provides adequate capital levels for growth of our business.
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities. As of June 30, 2015 and December 31, 2014, Symetra's insurance company subsidiaries had liquid assets of $25.46 billion and $24.94 billion, respectively, and Symetra had liquid assets of $318.1 and $316.8, respectively. The portion of our total liquid assets consisting of cash and cash equivalents and short-term investments was $300.7 and $159.4 as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, we had the ability to borrow, on an unsecured basis, a principal amount of $400.0 under a revolving line of credit arrangement with an expansion feature providing access to up to $100.0, for a total maximum principal amount of $500.0.
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
In managing the liquidity of our insurance operations, we consider the risk of policyholder and contract holder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. We use surrender charges, market value adjustments (MVAs), and other contract provisions to mitigate the extent, timing and profitability impact of such withdrawals. While certain policy lapses and surrenders occur in the normal course of business, the current low interest rate environment generally has resulted in lower than expected lapses of our fixed annuities, as policyholders have limited alternatives to seek a higher return on their funds. If interest rates rise significantly, we will likely experience an increase in lapses.
Our asset-liability management process takes into account the expected cash flows on investments and expected policyholder payments as well as the specific nature and risk profile of the liabilities. Considering the size and liquidity profile of our investment portfolio, we believe that we have appropriately mitigated the risk of policyholder behavior varying from our projections. We also consider attributes of the various categories of liquid assets, for example, type of asset and credit quality, in evaluating the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy our liquidity requirements, including under foreseeable stress scenarios.
The table below sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of June 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,515.0	23.1%	$6,527.2	24.3%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	6,320.6	22.5	5,920.3	22.0
Surrender charges of 3 to 5%	476.8	1.7	1,207.8	4.5
MVA and surrender charges of 5% or higher (2)	3,721.8	13.2	2,991.2	11.1
5 year payout provision or MVA (3)	455.3	1.6	292.3	1.1
BOLI (4)	5,064.7	18.0	5,001.5	18.6
Universal life	350.2	1.2	324.3	1.2
Total somewhat liquid	16,389.4	58.2%	15,737.4	58.5%
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	3,257.0	11.7	3,038.0	11.3
Surrender charges less than 3%	1,167.0	4.1	836.1	3.1
Universal life	485.4	1.7	463.5	1.7
Total liquid	4,909.4	17.5%	4,337.6	16.1%
Other
Other (net of reinsurance) (6)	334.2	1.2	305.1	1.1
Total (7)	$28,148.0	100.0%	$26,907.3	100.0%
___________________

The liabilities presented above have been aggregated based on contractual surrender charge schedules without adjustment for free partial withdrawals and guaranteed return of premium provisions, if applicable. The following footnotes may also be useful in evaluating the withdrawal characteristics of our liabilities:

(1)
The benefits are specified in the contracts as fixed amounts, primarily to be paid over the next several decades. Certain single premium immediate annuity contracts contain a liquidity feature that permits contract owners to receive a lump sum payment once every 36 months within the life expectancy period in exchange for lower future annuity payments. The withdrawals are based on prevailing market rates which limits our exposure to liquidity and interest rate risk.

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

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $268.4 and $253.0 as of June 30, 2015 and December 31, 2014, respectively.

Additionally, Symetra has $300.0 of 6.125% Senior Notes that will mature on April 1, 2016. The specific resources or combination of resources that are used to meet this maturity will depend on financial market conditions. We believe we have adequate liquid resources, including access to capital markets, available to repay or refinance these notes, and management is currently evaluating its capital opportunities.
Stockholder Distributions
Symetra declared and paid a quarterly dividend of $0.11 per common share during the first and second quarters of 2015 for a total payout of $25.5.

In 2013, Symetra's board of directors authorized a stock repurchase program for up to 16,000,000 shares, and Symetra repurchased 9,053,303 shares through 2014. During the quarter ended June 30, 2015, no shares were repurchased, and a total of 6,946,697 shares remain available for repurchase under the program. Symetra has funded and plans to continue to fund this program mainly through dividends from its subsidiaries.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014
Net cash flows provided by (used in) operating activities	$505.6	$484.2
Net cash flows provided by (used in) investing activities	(1,181.1)	(911.2)
Net cash flows provided by (used in) financing activities	816.8	469.0
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
Net cash provided by operating activities for the six months ended June 30, 2015 increased $21.4 over the same period in 2014. This increase was primarily the result of higher premiums, net of claims, from growth in our medical stop-loss and group life and DI businesses.
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
Net cash used in investing activities for the six months ended June 30, 2015 increased $269.9 over the same period in 2014. This increase was primarily due to higher outflows related to purchases of fixed maturity securities, net of sales and maturities, and mortgage loan originations, net of repayments, both the result of strong FIA sales.
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
Net cash provided by financing activities for the six months ended June 30, 2015 increased $347.8 over the same period in 2014, primarily driven by increased policyholder deposits on higher sales of FIA, and a decrease in shares repurchased under the Company's common stock repurchase program. We repurchased 2.1 million shares for a total of $41.2 through the second quarter of 2014, and no shares have been repurchased in 2015.
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

The following accounting policies are those we consider to be particularly critical to understanding our condensed financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results:

•	The valuation of financial instruments;

•	The balance, recoverability and amortization of DAC and DSI; and

•	Insurance reserves, including future policy benefits and policy and contract claims.
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
Business segments generally maintain their own portfolios of invested assets, which are managed in accordance with specific guidelines. The net investment income and realized gains (losses) are reported in the segment in which they occur. We also allocate surplus net investment income to each segment using a risk-based capital formula. The unallocated portion of net investment income is reported in the Other segment. Investment expenses, which are recorded as a reduction of investment income, are allocated to each segment based on its portfolio of invested assets. We allocate shared service operating expenses to each segment using multiple factors, including employee headcount and time study results.
For a full description of each source of revenue and expense, see Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues and Expenses" in our 2014 10-K.
Use of non-GAAP Financial Measures
Certain tables and related disclosures in this report include non-GAAP financial measures. We believe these measures provide useful information to investors in evaluating our financial performance or condition. The non-GAAP financial measures discussed below are not substitutes for their most directly comparable GAAP measures and should be read together with such measures. The adjustments made to derive these non-GAAP measures are important to understanding our overall results of operations and financial position and, if evaluated without proper context, these non-GAAP measures possess material limitations. These measures may be calculated differently from similarly titled measures of different companies.
For a full description of each non-GAAP measure, see Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Use of non-GAAP Financial Measures" in our 2014 10-K.
The following table presents a reconciliation of each of these non-GAAP financial measures to their most directly comparable GAAP financial measures:

	As of June 30, 2015	As of December 31, 2014
Total stockholders' equity	$3,170.2	$3,360.6
Less: accumulated other comprehensive income (AOCI)	751.7	990.6
Adjusted book value*	2,418.5	2,370.0
Book value per common share (1)	$27.30	$29.02
Adjusted book value per common share (2)*	$20.83	$20.47

	For the Twelve Months Ended
	June 30, 2015	December 31, 2014
Net income (3)	$173.6	$254.4
Less: excluded realized gains (losses)	(24.9)	27.2
Adjusted operating income (4)*	$198.5	$227.2

Return on stockholders' equity, or ROE	5.1%	7.8%
Average stockholders' equity (5)	$3,377.1	$3,260.3

Operating return on average equity, or ROAE (6)*	8.2%	9.5%
Average adjusted book value (7)*	$2,417.7	$2,402.3
_________________

*	Represents a non-GAAP measure.

(1)	Book value per common share is calculated as stockholders' equity divided by common shares outstanding totaling 116,134,057 and 115,797,451 as of June 30, 2015 and December 31, 2014, respectively.

(2)
Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 116,134,057 and 115,797,451 as of June 30, 2015 and December 31, 2014, respectively.

(3)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended June 30, 2015, this consisted of quarterly net income of $31.2, $38.8, $67.6 and $36.0.

(4)
Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended June 30, 2015, this consisted of quarterly adjusted operating income of $49.6, $42.7, $60.7 and $45.5. Adjusted operating income consists of net income, excluding after-tax net realized gains (losses) that are not reflective of the performance of the Company's insurance operations. For the twelve months ended June 30, 2015, the net quarterly reconciling amounts to arrive at net income were $(18.4), $(3.9), $6.9 and $(9.5).

(5)
Ending stockholders' equity balances for the most recent five quarters are used in the calculation of ROE. As of June 30, 2015, stockholders' equity for the most recent five quarters was $3,170.2, $3,550.7, $3,360.6, $3,375.3 and $3,428.6. As of December 31, 2014, stockholders' equity for the most recent five quarters was $3,360.6, $3,375.3, $3,428.6, $3,195.3, and $2,941.9.

(6)	Operating ROAE (return on average equity) is calculated based on adjusted operating income divided by average adjusted book value.

(7)
Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders' equity, less AOCI. As of June 30, 2015, adjusted book value for the most recent five quarters was $2,418.5, $2,397.9, $2,370.0, $2,464.2 and $2,438.0. AOCI for the most recent five quarters was $751.7, $1,152.8, $990.6, $911.1 and $990.6. As of December 31, 2014, adjusted book value of the most recent five quarters was $2,370.0, $2,464.2, $2,438.0, $2,391.0 and $2,348.3. AOCI for the most recent five quarters was $990.6, $911.1, $990.6, $804.3 and $593.6.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the 1934 Act), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a–15(e) of the 1934 Act, as of June 30, 2015. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — "Risk Factors" in our 2014 10-K. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. Other than the addition to our existing risk factor set forth below, there have been no material changes to the risk factors set forth in our 2014 10-K as of June 30, 2015.
Our industry is highly regulated and changes in regulations affecting our businesses may reduce our profitability and limit our growth.
In April 2015, the Department of Labor (DOL) proposed regulations that would substantially expand what is considered fiduciary investment advice under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code of 1986, as amended. The proposal impacts individuals and entities that currently offer investment advice to those who purchase qualified retirement products, such as IRAs, and small employer retirement plans, and expands the ERISA definition of "fiduciary" to include many insurance agents, broker/dealers, advisers, and others that are not currently subject to the fiduciary standard.
If adopted as proposed, the regulations could cause our distributors to alter current compensation arrangements, change sales practices, and expand the amount of information that they provide to retirement plan sponsors, participants and IRA holders. Although qualified retirement products are not a significant sales focus for us, to remain competitive, we would likely consider changing the design of our annuity products and the amounts and methods of compensation we pay for distribution. This could significantly increase product development costs, or limit sales opportunities for our retirement products through our current distribution arrangements, which may have a material adverse effect on our financial condition, results of operations, and cash flows.
The proposed regulations face significant opposition from the insurance industry and others, and it is uncertain whether they will be adopted in their current form, when they will be adopted, or if they will be adopted at all. Further, it is unclear what impact such regulations may ultimately have on our business. Management continues to monitor developments on this issue.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
There were no purchases of common stock made by or on behalf of the Company during the quarter ended June 30, 2015.

Symetra's board of directors has authorized the repurchase of up to 16,000,000 shares of outstanding common stock and, as of June 30, 2015, 6,946,697 shares remained authorized for repurchase. Under the stock repurchase program, purchases may be made from time to time in the open market, in accelerated stock buyback arrangements, in privately negotiated transactions or otherwise. The program may be modified, extended or terminated by the board of directors at any time.
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
10.1
Amendment No. 9 dated June 29, 2015 to the Master Services Agreement dated August 1, 2009 among Symetra Life Insurance Company and Xerox Business Services, LLC (formerly Affiliated Computer Services, Inc.)
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
101
The following materials from Symetra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.
X
_________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: August 7, 2015	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer