Form 10-Q
period 2015-09-30
Symetra Financial CORP
filed 2015-11-06
CIK 1403385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2015, the Registrant had 116,154,402 common voting shares outstanding, with a par value of $0.01 per share.

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

•	trends in operations, financial performance and financial condition;

•	financial and operating targets or plans;

•	business and growth strategy, including prospective products, services and distribution partners, including statements about management’s intentions regarding those strategies;

•	initiatives that are intended or expected to impact our financial condition, results of operations, and liquidity and capital resources; and

•	expectation that the Merger will close late in the first quarter or early in the second quarter of 2016.
These statements are based on various assumptions and analyses made by the Company in light of information presently known to management, and considering management's experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate under the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties and contingencies that could cause actual results to differ materially from expectations, or that could cause management to deviate from currently expected or intended courses of actions, including, among others:

•	the failure to complete the Merger, which is subject to various closing conditions, including regulatory approvals;

•	the failure to timely complete the Merger, which could adversely impact our stock price, business, financial condition, and results of operations;

•	the pendency of the Merger and operating restrictions contained in the Merger Agreement, which could adversely affect our business and operations;

•	stockholder litigation against Symetra, its directors and the Sumitomo Parties, which could delay or prevent the Merger and cause Symetra to incur significant costs and expenses;

•	our debt ratings and the financial strength ratings of our insurance subsidiaries, which may be adversely affected by the transactions contemplated by the Merger Agreement;

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

PART I – Financial Information
Item 1. Condensed Financial Statements
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	As of September 30, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities:
Fixed maturities, at fair value (amortized cost: $25,498.7 and $23,646.5, respectively)	$26,786.7	$25,379.4
Marketable equity securities, at fair value (cost: $84.8 and $112.9, respectively)	86.7	120.5
Trading securities:
Marketable equity securities, at fair value (cost: $484.8 and $453.4, respectively)	525.0	532.0
Mortgage loans, net	4,581.0	4,130.1
Policy loans	59.6	61.9
Investments in limited partnerships (includes $51.5 and $71.5 at fair value, respectively)	264.4	309.9
Other invested assets (includes $101.4 and $95.8 at fair value, respectively)	105.8	100.5
Total investments	32,409.2	30,634.3
Cash and cash equivalents	182.7	158.8
Accrued investment income	324.7	304.9
Reinsurance recoverables	340.7	328.7
Deferred policy acquisition costs	552.0	395.1
Receivables and other assets	267.6	230.1
Separate account assets	885.9	949.8
Total assets	$34,962.8	$33,001.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Funds held under deposit contracts	$28,744.4	$26,602.6
Future policy benefits	429.2	415.9
Policy and contract claims	168.6	141.8
Other policyholders' funds	149.8	115.7
Notes payable	697.5	697.2
Deferred income tax liabilities, net	230.7	396.7
Other liabilities	530.6	321.4
Separate account liabilities	885.9	949.8
Total liabilities	31,836.7	29,641.1
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized; 125,207,705 issued and 116,154,402 outstanding as of September 30, 2015; 124,850,754 issued and 115,797,451 outstanding as of December 31, 2014	1.2	1.2
Additional paid-in capital	1,476.7	1,469.5
Treasury stock, at cost; 9,053,303 shares as of both September 30, 2015 and December 31, 2014	(134.6)	(134.6)
Retained earnings	1,026.3	1,033.9
Accumulated other comprehensive income, net of taxes	756.5	990.6
Total stockholders' equity	3,126.1	3,360.6
Total liabilities and stockholders' equity	$34,962.8	$33,001.7
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premiums	$180.2	$159.6	$539.3	$468.1
Net investment income	339.9	318.5	994.3	961.9
Policy fees, contract charges, and other	57.5	45.7	163.5	140.4
Net realized gains (losses):
Total other-than-temporary impairment losses on securities	(18.9)	(1.6)	(31.7)	(4.1)
Less: portion recognized in other comprehensive income (loss)	7.2	—	9.4	—
Net impairment losses on securities recognized in earnings	(11.7)	(1.6)	(22.3)	(4.1)
Other net realized gains (losses)	(44.7)	(13.2)	(68.9)	35.3
Net realized gains (losses)	(56.4)	(14.8)	(91.2)	31.2
Total revenues	521.2	509.0	1,605.9	1,601.6
Benefits and expenses:
Policyholder benefits and claims	142.9	113.9	423.2	325.2
Interest credited	242.4	237.2	720.5	707.7
Other underwriting and operating expenses	103.5	92.8	302.7	273.3
Interest expense	11.3	10.2	33.5	26.7
Amortization of deferred policy acquisition costs	19.4	17.6	63.7	54.1
Total benefits and expenses	519.5	471.7	1,543.6	1,387.0
Income from operations before income taxes	1.7	37.3	62.3	214.6
Provision (benefit) for income taxes:
Current	(1.4)	10.8	12.6	38.3
Deferred	(16.5)	(9.5)	(39.9)	(10.5)
Total provision (benefit) for income taxes	(17.9)	1.3	(27.3)	27.8
Net income	$19.6	$36.0	$89.6	$186.8
Net income per common share:
Basic	$0.17	$0.31	$0.77	$1.60
Diluted	$0.17	$0.31	$0.77	$1.60
Weighted-average number of common shares outstanding:
Basic	116,144,672	115,904,205	116,057,903	116,436,077
Diluted	116,310,349	115,906,535	116,113,128	116,439,608
Cash dividends declared per common share	$0.61	$0.10	$0.83	$0.30
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$19.6	$36.0	$89.6	$186.8
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) on available-for-sale securities (net of taxes of $(12.6), $(67.1), $(162.1) and $179.2)	(23.6)	(124.3)	(301.1)	332.9
Other-than-temporary impairments on fixed maturities not related to credit losses (net of taxes of $(2.5), $0.0, $(3.3) and $0.0)	(4.7)	—	(6.1)	—
Impact of net unrealized (gains) losses on deferred policy acquisition costs and deferred sales inducements (net of taxes of $3.5, $15.8, $23.0 and $(13.0))	6.7	29.4	42.7	(24.1)
Impact of cash flow hedges (net of taxes of $14.1, $8.3, $16.3 and $4.7)	26.4	15.4	30.4	8.7
Other comprehensive income (loss)	4.8	(79.5)	(234.1)	317.5
Total comprehensive income (loss)	$24.4	$(43.5)	$(144.5)	$504.3
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances as of January 1, 2014	$1.2	$1,464.6	$(93.4)	$975.9	$593.6	$2,941.9
Net income	—	—	—	186.8	—	186.8
Other comprehensive income (loss)	—	—	—	—	317.5	317.5
Stock-based compensation	—	5.3	—	—	—	5.3
Shares repurchased	—	—	(41.2)	—	—	(41.2)
Dividends declared	—	—	—	(35.0)	—	(35.0)
Balances as of September 30, 2014	$1.2	$1,469.9	$(134.6)	$1,127.7	$911.1	$3,375.3
Balances as of January 1, 2015	$1.2	$1,469.5	$(134.6)	$1,033.9	$990.6	$3,360.6
Net income	—	—	—	89.6	—	89.6
Other comprehensive income (loss)	—	—	—	—	(234.1)	(234.1)
Stock-based compensation	—	7.2	—	—	—	7.2
Dividends declared	—	—	—	(97.2)	—	(97.2)
Balances as of September 30, 2015	$1.2	$1,476.7	$(134.6)	$1,026.3	$756.5	$3,126.1
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$89.6	$186.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses	91.2	(31.2)
Accretion and amortization of invested assets, net	87.9	71.0
Accrued interest on fixed maturities	(7.9)	(8.9)
Amortization and depreciation	19.1	18.7
Deferred income tax provision (benefit)	(39.9)	(10.5)
Interest credited on deposit contracts	720.5	707.7
Mortality and expense charges and administrative fees	(118.7)	(101.1)
Changes in:
Accrued investment income	(19.8)	(11.2)
Deferred policy acquisition costs, net	(108.9)	(70.1)
Future policy benefits	13.3	10.3
Policy and contract claims	26.8	(3.3)
Current income taxes	(14.7)	(36.9)
Other assets and liabilities	15.7	3.4
Other, net	(1.1)	(10.9)
Total adjustments	663.5	527.0
Net cash provided by (used in) operating activities	753.1	713.8
Cash flows from investing activities
Purchases of:
Fixed maturities and marketable equity securities	(5,162.3)	(4,296.5)
Other invested assets and investments in limited partnerships	(86.3)	(100.0)
Issuances of mortgage loans	(714.0)	(582.1)
Maturities, calls, paydowns, and other repayments	1,449.3	1,201.5
Sales of:
Fixed maturities and marketable equity securities	1,979.7	1,776.3
Other invested assets and investments in limited partnerships	51.5	41.7
Repayments of mortgage loans	263.5	203.1
Other, net	(20.4)	23.8
Net cash provided by (used in) investing activities	(2,239.0)	(1,732.2)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,136.5	2,360.9
Withdrawals	(1,534.5)	(1,470.8)
Net proceeds from issuance of debt	—	246.0
Cash dividends paid on common stock	(96.4)	(35.0)
Shares repurchased	—	(41.2)
Other, net	4.2	(8.3)
Net cash provided by (used in) financing activities	1,509.8	1,051.6
Net increase (decrease) in cash and cash equivalents	23.9	33.2
Cash and cash equivalents at beginning of period	158.8	76.0
Cash and cash equivalents at end of period	$182.7	$109.2
Supplemental disclosures of cash flow information
Non-cash transactions during the period:
Fixed maturities exchanges	$90.0	$87.3
Investments in limited partnerships and capital obligations incurred	15.7	5.9
See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

1. Description of Business
Symetra Financial Corporation is a Delaware corporation that, through its subsidiaries, offers products and services that serve the retirement, employment-based benefits and life insurance markets. These products and services are marketed through financial institutions, broker-dealers, benefits consultants, and independent agents and advisors in all 50 states and the District of Columbia. The Company's principal products include fixed, fixed indexed and variable deferred annuities, single premium immediate annuities, medical stop-loss insurance, limited benefit medical insurance, group life and disability income (DI) insurance, individual life insurance and institutional life insurance including bank-owned life insurance (BOLI) and variable corporate owned life insurance (COLI). The Company also services its block of structured settlement annuities.
The accompanying interim condensed financial statements include, on a consolidated basis, the accounts of Symetra Financial Corporation and its subsidiaries, which are wholly-owned and collectively referred to as "Symetra" or "the Company."

Proposed Sumitomo Merger
On August 11, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Life Insurance Company, a mutual company (sougo kaisha) organized under the laws of Japan (“Sumitomo”) and SLIC Financial Corporation, a Delaware corporation and wholly-owned subsidiary of Sumitomo ("Merger Sub" and, together with Sumitomo, the "Sumitomo Parties"), which provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Sumitomo.
The Company’s Board of Directors unanimously (1) determined that the Merger and the other transactions contemplated by the Merger Agreement are fair to, advisable and in the best interests of the Company and its stockholders, (2) approved the execution, delivery and performance of the Merger Agreement by the Company and the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (3) resolved to recommend the approval and adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement by the stockholders of the Company and (4) adopted and declared advisable the Merger Agreement. The Board of Directors received an opinion as to the fairness of the Merger consideration to be received by the stockholders of the Company from its financial advisor, Morgan Stanley & Co. LLC.
If the proposed Merger is completed, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share ("Common Stock"), issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Company or Sumitomo or their respective direct or indirect wholly-owned subsidiaries and shares of Common Stock with respect to which appraisal rights have been properly exercised in accordance with Delaware law) will be converted into the right to receive $32.00 in cash, without interest, less any applicable withholding taxes (the "per share merger consideration"). Stock options, shares of restricted stock and performance unit awards issued under the Symetra Financial Corporation Equity Plan (Symetra's "Equity Plan") will be paid out as described below under “Treatment of Incentive Compensation Awards.”
The Merger Agreement was adopted by the affirmative vote of the holders of a majority of all outstanding shares of Common Stock at a Special Meeting of Stockholders held on November 5, 2015. In addition, on September 28, 2015, the Company and Sumitomo received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Completion of the Merger remains subject to various closing conditions, however, including but not limited to, (1) the receipt of certain specified approvals of governmental authorities, including approvals of the Financial Services Agency of Japan, the Iowa Insurance Division, the New York State Department of Financial Services and the Financial Industry Regulatory Authority, and the expiration or termination of all waiting periods required by applicable law with respect to such approvals, in each case, without the imposition of a burdensome condition, and (2) the absence of any laws, temporary restraining orders, preliminary or permanent injunctions or other orders, judgments, decisions, opinions or decrees issued by a court or other governmental authority of competent jurisdiction and remaining in effect, having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance, in all material respects, with its covenants and agreements contained in the Merger Agreement. The Merger Agreement does not contain a financing condition.
The Merger Agreement contains representations and warranties customary for transactions of this type. The Merger Agreement also contains covenants and agreements customary for transactions of this type, including, among others, the Company's agreement to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time and not to engage in certain kinds of transactions during this period. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by May 11, 2016, which date will be automatically extended until August 11, 2016 in the event of delays in obtaining regulatory approvals.
Treatment of Incentive Compensation Awards
Stock Options. At the Effective Time, without any further action on the part of any holder thereof, each option to purchase shares of Common Stock granted under Symetra's Equity Plan (each, a "stock option") that is outstanding and unexercised immediately prior to the Effective Time and that has an exercise price per share of Common Stock underlying such stock option that is less than the per share merger consideration (each such stock option, an "in-the-money stock option"), whether or not vested, will be cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the excess of the per share merger consideration over the per share exercise price of such in-the-money stock option by (ii) the number of shares of Common Stock subject to such in-the-money stock option. At the Effective Time, each stock option that is outstanding and unexercised immediately prior to the Effective Time and that has a per share exercise price that is equal to or greater than the per share merger consideration, whether or not vested, will be cancelled and the holder of such stock option will not be entitled to receive any payment in exchange for such cancellation.
Restricted Stock Awards. At the Effective Time, each award of shares of Common Stock granted under Symetra's Equity Plan that remains subject to vesting conditions (each such award, a "restricted stock award") and that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the per share merger consideration by (ii) the number of shares of Common Stock subject to such restricted stock award.
Performance Unit Awards. At the Effective Time, each performance unit award granted under Symetra's Equity Plan that is outstanding immediately prior to the Effective Time, whether or not vested (each, a "performance unit award"), will be cancelled and converted into the right to receive an amount in cash, less any applicable withholding taxes, calculated by determining the amount that would have been paid with respect to such performance unit award for the subject award's full performance period, based on annualized performance for the subject award through the period ended on the December 31 immediately preceding the Effective Time as if such annualized performance was achieved over the full subject award period (based on the conditions set for payment of such performance unit award for the subject award period).
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
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Financial results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015.

Accounting Pronouncements

Standard	Description	Date of adoption / effective date	Effect on the financial statements or other significant matters
Accounting Pronouncements Newly Adopted
Update No. 2014-01, Investments (Topic 323) – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects
This standard provides companies with the option to elect the proportional method of amortization for qualified affordable housing investments if certain criteria are met. Under this method, a company would amortize the cost of its investment in proportion to the tax credits and other tax benefits received. Amortization would be presented as a component of income tax expense. The standard does not apply to other types of tax credit investments.
January 1, 2015
The Company adopted the standard but did not elect the proportional method of amortization for its qualified affordable housing investments. The Company has included the required disclosures about such investments in Note 4.

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
For both the three and nine months ended September 30, 2015, the Company's 2,650,000 stock options were dilutive, based on application of the treasury stock method, and included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2014, these stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive.
The following table presents information relating to the Company's calculations of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$19.6	$36.0	$89.6	$186.8
Denominator:
Weighted-average common shares outstanding — basic	116,144,672	115,904,205	116,057,903	116,436,077
Add: dilutive effect of certain equity instruments	165,677	2,330	55,225	3,531
Weighted-average common shares outstanding — diluted	116,310,349	115,906,535	116,113,128	116,439,608
Net income per common share:
Basic	$0.17	$0.31	$0.77	$1.60
Diluted	$0.17	$0.31	$0.77	$1.60

4. Investments
The following tables summarize the Company's available-for-sale fixed maturities and marketable equity securities:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2015
Fixed maturities:
U.S. government and agencies	$532.9	$10.2	$—	$543.1
State and political subdivisions	830.9	44.5	(0.6)	874.8
Corporate securities	19,283.1	1,194.9	(209.4)	20,268.6
Residential mortgage-backed securities	2,589.0	168.7	(4.5)	2,753.2
Commercial mortgage-backed securities	1,171.1	54.8	(2.4)	1,223.5
Collateralized loan obligations	526.7	—	(7.1)	519.6
Other debt obligations	565.0	39.4	(0.5)	603.9
Total fixed maturities	25,498.7	1,512.5	(224.5)	26,786.7
Marketable equity securities, available-for-sale	84.8	5.8	(3.9)	86.7
Total	$25,583.5	$1,518.3	$(228.4)	$26,873.4

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$404.8	$6.1	$(1.0)	$409.9
State and political subdivisions	789.7	40.1	(0.6)	829.2
Corporate securities	17,768.7	1,511.5	(87.7)	19,192.5
Residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4
Commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9
Other debt obligations	648.7	44.5	(0.7)	692.5
Total fixed maturities	23,646.5	1,831.1	(98.2)	25,379.4
Marketable equity securities, available-for-sale	112.9	8.6	(1.0)	120.5
Total	$23,759.4	$1,839.7	$(99.2)	$25,499.9
The following tables summarize gross unrealized losses and fair values of the Company's available-for-sale investments. The tables are aggregated by investment category and present separately those securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more.

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of September 30, 2015
Fixed maturities:
U.S. government and agencies	$4.0	$—	3	$—	$—	—
State and political subdivisions	47.1	(0.5)	7	5.5	(0.1)	2
Corporate securities	4,351.7	(140.8)	430	477.1	(68.6)	86
Residential mortgage-backed securities	99.9	(1.4)	23	117.4	(3.1)	23
Commercial mortgage-backed securities	84.6	(1.0)	7	18.6	(1.4)	5
Collateralized loan obligations	424.7	(7.1)	39	—	—	—
Other debt obligations	84.5	(0.5)	5	0.3	—	2
Total fixed maturities	5,096.5	(151.3)	514	618.9	(73.2)	118
Marketable equity securities, available-for-sale	26.7	(2.8)	22	4.3	(1.1)	5
Total	$5,123.2	$(154.1)	536	$623.2	$(74.3)	123

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	Less Than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
As of December 31, 2014
Fixed maturities:
U.S. government and agencies	$38.4	$(0.2)	7	$59.9	$(0.8)	2
State and political subdivisions	9.3	(0.1)	3	39.3	(0.5)	12
Corporate securities	1,348.8	(44.0)	235	1,064.0	(43.7)	75
Residential mortgage-backed securities	191.5	(1.1)	15	241.0	(5.4)	40
Commercial mortgage-backed securities	54.9	(0.2)	4	52.8	(1.5)	8
Other debt obligations	81.7	(0.2)	10	29.9	(0.5)	3
Total fixed maturities	1,724.6	(45.8)	274	1,486.9	(52.4)	140
Marketable equity securities, available-for-sale	14.9	(0.7)	11	3.3	(0.3)	7
Total	$1,739.5	$(46.5)	285	$1,490.2	$(52.7)	147
Based on National Association of Insurance Commissioners (NAIC) ratings as of September 30, 2015 and December 31, 2014, the Company held below-investment-grade fixed maturities with fair values of $1,095.5 and $1,126.6, respectively, and amortized costs of $1,119.4 and $1,111.9, respectively. These holdings amounted to 4.1% and 4.4% of the Company's investments in fixed maturities at fair value as of both September 30, 2015 and December 31, 2014, respectively.
The following table summarizes the amortized cost and fair value of fixed maturities as of September 30, 2015, by contractual years to maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
One year or less	$586.8	$594.1
Over one year through five years	6,150.6	6,531.8
Over five years through ten years	9,932.5	10,123.8
Over ten years	4,063.1	4,527.3
Residential mortgage-backed securities	2,589.0	2,753.2
Commercial mortgage-backed securities	1,171.1	1,223.5
Collateralized loan obligations	526.7	519.6
Other asset-backed securities	478.9	513.4
Total fixed maturities	$25,498.7	$26,786.7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table summarizes the Company's net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities	$297.9	$278.8	$861.2	$837.8
Marketable equity securities	4.3	3.9	13.1	12.9
Mortgage loans	62.6	54.5	181.1	156.1
Policy loans	0.9	0.9	2.5	2.6
Investments in limited partnerships (1)	(17.3)	(12.6)	(40.0)	(25.9)
Other	0.9	1.1	3.3	3.3
Total investment income	349.3	326.6	1,021.2	986.8
Investment expenses	(9.4)	(8.1)	(26.9)	(24.9)
Net investment income	$339.9	$318.5	$994.3	$961.9
____________________

(1)
This includes net gains (losses) on changes in the fair value of investments held as of period end for which the Company has elected the fair value option, totaling $(5.6) and $(4.5) for the three months ended September 30, 2015 and 2014, respectively, and $(13.1) and $(4.8) for the nine months ended September 30, 2015 and 2014, respectively.

 The following table summarizes the Company's net realized gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities:
Gross gains on sales	$2.2	$1.5	$10.1	$21.0
Gross losses on sales	(3.5)	(3.3)	(18.2)	(5.7)
Net impairment losses recognized in earnings	(11.7)	(1.6)	(22.3)	(4.1)
Other (1)	(5.0)	1.4	(7.5)	(1.0)
Total fixed maturities	(18.0)	(2.0)	(37.9)	10.2
Marketable equity securities, trading (2)	(22.8)	(12.0)	(27.0)	29.3
Investments in limited partnerships (3)	(11.2)	(4.5)	(23.8)	(11.3)
Other (4)	(10.1)	6.6	(8.5)	5.7
Deferred policy acquisition costs and deferred sales inducement adjustment	5.7	(2.9)	6.0	(2.7)
Net realized gains (losses)	$(56.4)	$(14.8)	$(91.2)	$31.2
____________________

(1)	This includes net gains (losses) on calls and redemptions, and changes in the fair value of the Company's convertible securities.

(2)
This includes net gains (losses) on changes in the fair value of trading securities held as of period end totaling $(24.1) and $(16.3) for the three months ended September 30, 2015 and 2014, respectively, and $(36.6) and $19.4 for the nine months ended September 30, 2015 and 2014, respectively.

(3)	This reflects impairments related to tax credit investments and, for the three and nine months ended September 30, 2015, includes a $0.0 and a $(3.9) impairment of an alternative investment.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents the severity and duration of the gross unrealized losses on the Company's underwater available-for-sale fixed maturities, after the recognition of OTTI:

	As of September 30, 2015			As of December 31, 2014
	Fair Value	Gross Unrealized Losses	# of Securities	Fair Value	Gross Unrealized Losses	# of Securities
Fixed maturities
Underwater by 20% or more:
Less than 6 consecutive months	$82.9	$(37.8)	44	$38.5	$(17.3)	33
6 consecutive months or more	9.4	(7.8)	7	4.5	(2.8)	8
Total underwater by 20% or more	92.3	(45.6)	51	43.0	(20.1)	41
All other underwater fixed maturities	5,623.1	(178.9)	558	3,168.5	(78.1)	373
Total underwater fixed maturities	$5,715.4	$(224.5)	609	$3,211.5	$(98.2)	414
The Company reviewed its available-for-sale fixed maturities with unrealized losses as of September 30, 2015 in accordance with its impairment policy and determined, after the recognition of OTTI, that the remaining declines in fair value were temporary. The Company did not intend to sell its underwater securities, and it was not more likely than not that the Company will be required to sell the securities before recovery of cost or amortized cost, which may be maturity. This conclusion is supported by the Company's spread analyses, cash flow modeling and expected continuation of contractually required principal and interest payments.
As of September 30, 2015 and December 31, 2014, there were $2.2 and $0.2, respectively, of gross unrealized losses related to available-for-sale marketable equity securities with a total fair value of $5.9 and $0.7, respectively, that were underwater by 20% or more. As of September 30, 2015 and December 31, 2014, the Company has evaluated the near-term prospects of its available-for-sale equity securities with unrealized losses in relation to the severity and duration of the impairment. Based on that evaluation, the Company concluded that it had the ability and intent to hold these investments until a recovery of fair value.
Changes in the amount of credit-related OTTI recognized in net income where the portion related to other factors was recognized in other comprehensive income (OCI) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$17.7	$22.2	$20.1	$23.1
Increases recognized in the current period:
For which an OTTI was not previously recognized	2.3	0.1	3.2	0.1
For which an OTTI was previously recognized	2.0	0.2	3.7	1.5
Decreases attributable to:
Securities sold or paid down during the period	(1.7)	(0.7)	(6.7)	(2.7)
Previously recognized credit losses on securities impaired during the period due to a change in intent to sell (1)	(1.1)	—	(1.1)	(0.2)
Balance, end of period	$19.2	$21.8	$19.2	$21.8
____________________

(1)	Represents circumstances where the Company determined in the period that it intended to sell the security prior to recovery of its amortized cost.
Investments in Limited Partnerships — Affordable Housing Project Investments
The Company invests in limited partnerships that are established to fund low-income housing and other qualifying purposes, where the primary return on investment is in the form of income tax credits. These are collectively referred to as "tax credit investments," and the majority of the Company's investments in such partnerships relate to affordable housing project investments. As of September 30, 2015 and December 31, 2014, the Company's tax credit investments had carrying values of $212.9 and $238.4, respectively, of which $203.0 and $228.7 related to affordable housing project investments, respectively.
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

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization	$(10.6)	$(7.6)	$(24.5)	$(19.7)
Realized losses	(8.8)	(2.9)	(13.4)	(5.2)
Tax benefit from amortization and realized losses	6.8	3.7	13.3	8.7
Tax credits	17.0	12.8	39.6	36.6
Impact to net income	$4.4	$6.0	$15.0	$20.4
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
The Company's mortgage loan portfolio is diversified by geographic region, loan size and scheduled maturity. As of September 30, 2015, the three states with the largest concentrations of the Company's commercial mortgage loans were California, primarily the Los Angeles area, Texas and Washington. Loans in these states comprised 28.5%, 11.4% and 7.9% of the total portfolio, respectively.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table sets forth the Company's mortgage loans by risk category:

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Lower risk	$2,938.0	64.1%	$2,567.0	62.1%
Medium risk	1,055.6	23.0	994.2	24.1
Higher risk	590.6	12.9	571.3	13.8
Credit quality indicator total	4,584.2	100.0%	4,132.5	100.0%
Loans specifically evaluated for impairment (1)	0.9		2.0
Other (2)	(4.1)		(4.4)
Total	$4,581.0		$4,130.1
________________

(1)	As of September 30, 2015 and December 31, 2014, reserve amounts of $0.2 were held for loans specifically evaluated for impairment.

(2)	Includes the allowance for loan losses and deferred fees and costs.
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
As of September 30, 2015 and December 31, 2014, the balance of the Company's allowance for mortgage loan losses was $8.1. For the three and nine months ended September 30, 2015 and 2014, no additional provisions or charge-offs were recorded.
Non-performing loans, defined generally as those in default, close to being in default or more than 90 days past due, are placed on non-accrual status. As of September 30, 2015, no loans were considered non-performing. As of December 31, 2014, one loan with an outstanding balance of $1.5 was considered non-performing.
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

	As of September 30, 2015			As of December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swaps	$252.5	$9.9	$—	$158.5	$5.4	$—
Foreign currency swaps	679.8	47.3	0.7	638.6	14.9	10.2
Total derivatives designated as hedges	$932.3	$57.2	$0.7	$797.1	$20.3	$10.2
Derivatives not designated as hedges:
Equity index options	$3,337.7	$38.0	$—	$2,055.9	$71.0	$0.1
Interest rate swaps	195.6	4.0	—	—	—	—
Foreign currency forwards	10.2	0.1	—	18.3	0.1	—
Embedded derivatives	—	—	320.2	—	—	230.1
Other derivatives	14.2	—	0.5	25.3	0.2	0.4
Total derivatives not designated as hedges	3,557.7	42.1	320.7	2,099.5	71.3	230.6
Total derivatives	$4,490.0	$99.3	$321.4	$2,896.6	$91.6	$240.8

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

The following tables present the potential effect of netting arrangements by counterparty on the Company's consolidated balance sheets:

	As of September 30, 2015
		Gross Amount of Collateral (Received) Posted
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Assets:
A	$10.5	$—	$(10.1)	$0.4
B (1)	26.3	9.5	(22.6)	13.2
C	11.6	—	(11.2)	0.4
D	7.1	—	(7.1)	—
F	15.0	—	(10.5)	4.5
Other	28.8	—	(18.7)	10.1
Total derivative assets	$99.3	$9.5	$(80.2)	$28.6
_______________________
(1) Amounts include financial instrument collateral of $9.5 posted by the Company to comply with regulatory requirements on certain centrally cleared instruments.

	As of September 30, 2015
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$0.1	$—	$—	$0.1
B	0.3	—	(0.2)	0.1
E	0.2	—	—	0.2
Other	0.6	—	—	0.6
Total derivative liabilities (1)	$1.2	$—	$(0.2)	$1.0
_______________________

(1)	Excludes embedded derivatives of $320.2 which have no counterparty.

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

	As of December 31, 2014
		Gross Amount of Collateral Received (Posted)
	Fair Value Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
Counterparty:
Liabilities:
A	$1.2	$—	$—	$1.2
B	6.7	—	(0.1)	6.6
E	2.4	—	—	2.4
Other	0.4	—	—	0.4
Total derivative liabilities (1)	$10.7	$—	$(0.1)	$10.6
_______________________

(1)	Excludes embedded derivatives of $230.1 which have no counterparty.
Derivatives Designated as Hedges
The following table presents the amount of gain (loss) recognized in OCI on derivatives qualifying and designated as cash flow hedges:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate swaps	$6.2	$(0.5)	$7.5	$1.5
Foreign currency swaps	36.9	25.8	45.9	14.0
Total	$43.1	$25.3	$53.4	$15.5
See Note 9 for amounts reclassified out of accumulated other comprehensive income (AOCI) into net income for the three and nine months ended September 30, 2015 and 2014. The Company expects to reclassify net gains of $8.8 from AOCI into net income in the next 12 months, which includes both discontinued hedges and periodic settlements of active hedges. Actual amounts may vary from this estimate as a result of market conditions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

As of September 30, 2015, the maximum term over which the Company is hedging its exposure to the variability in future cash flows is approximately fifteen years. For the three and nine months ended September 30, 2015 and 2014, no material hedge ineffectiveness was recorded.
Derivatives Not Designated as Hedges
The following table shows the effect of derivatives not designated as hedges in the consolidated statements of income, which is recorded in net realized gains (losses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Equity index options	$(44.8)	$2.5	$(43.1)	$17.6
Foreign currency forwards	—	0.4	0.2	0.3
Embedded derivatives	30.7	2.3	28.1	(16.4)
Other derivatives	3.2	1.5	2.0	1.8
Total	$(10.9)	$6.7	$(12.8)	$3.3
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

	As of September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Measured at fair value on a recurring basis:
Financial assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$543.1	$543.1	$—	$543.1	$—
State and political subdivisions	874.8	874.8	—	874.8	—
Corporate securities	20,268.6	20,268.6	—	20,089.8	178.8
Residential mortgage-backed securities	2,753.2	2,753.2	—	2,753.2	—
Commercial mortgage-backed securities	1,223.5	1,223.5	—	1,222.2	1.3
Collateralized loan obligations	519.6	519.6	—	418.2	101.4
Other debt obligations	603.9	603.9	—	560.1	43.8
Total fixed maturities, available-for-sale	26,786.7	26,786.7	—	26,461.4	325.3
Marketable equity securities, available-for-sale	86.7	86.7	53.8	27.0	5.9
Marketable equity securities, trading	525.0	525.0	524.8	—	0.2
Investments in limited partnerships, alternative investments	51.5	51.5	—	20.6	30.9
Other invested assets:
Equity index options	38.0	38.0	—	34.4	3.6
Other	63.4	63.4	0.6	61.2	1.6
Total other invested assets	101.4	101.4	0.6	95.6	5.2
Total investments carried at fair value	27,551.3	27,551.3	579.2	26,604.6	367.5
Separate account assets	885.9	885.9	885.9	—	—
Total assets at fair value	$28,437.2	$28,437.2	$1,465.1	$26,604.6	$367.5
Financial liabilities:
Embedded derivatives	$320.2	$320.2	$—	$—	$320.2
Foreign currency swaps	0.6	0.6	—	0.6	—
Total liabilities at fair value	$320.8	$320.8	$—	$0.6	$320.2

Subject to fair value disclosure requirements:
Financial assets:
Mortgage loans	$4,581.0	$4,816.0	$—	$—	$4,816.0
Investments in limited partnerships, tax credit investments	212.9	200.9	—	200.9	—
Cash and cash equivalents	182.7	182.7	182.7	—	—
Financial liabilities:
Funds held under deposit contracts (1):
Deferred annuities	$15,617.2	$15,899.6	$—	$—	$15,899.6
Income annuities	6,495.9	7,899.0	—	—	7,899.0
Notes payable:
Capital Efficient Notes (CENts)	$149.9	$153.4	$—	$153.4	$—
Senior notes	547.6	560.5	—	560.5	—
_______________________

(1)	The carrying value of this balance excludes $6,631.3 of liabilities related to insurance contracts and embedded derivatives.

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
The vast majority of the Company's fixed maturities have been classified as Level 2 measurements. To make this assessment, the Company determines whether the market for a security is active and if significant pricing inputs are observable. The Company predominantly utilizes third-party independent pricing services to assist management in determining the fair value of its fixed maturity securities. As of September 30, 2015 and December 31, 2014, respectively, pricing services provided prices for 95.0% and 96.0% of the Company's fixed maturities.
As of September 30, 2015, the Company had $1,172.3, or 4.4%, of its fixed maturities invested in private placement securities. The use of significant observable inputs in determining the fair value of the Company's investments in private placement securities resulted in the classification of $1,042.5, or 88.9%, as Level 2 measurements as of September 30, 2015. As of December 31, 2014, the Company had $929.0, or 3.7%, of its fixed maturities invested in private placement securities, of which $870.7, or 93.7%, were classified as Level 2 measurements.
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
The following table presents additional information about the composition of the Level 2 corporate securities:

	As of September 30, 2015			As of December 31, 2014
	Amount	% of Total	# of Securities	Amount	% of Total	# of Securities
Significant security sectors:
Industrial	$3,913.9	19.5%	247	$3,468.3	18.1%	226
Consumer discretionary	2,694.7	13.4	217	2,409.3	12.6	199
Consumer staples	2,645.0	13.1	156	2,855.1	14.9	162
Health care	2,477.2	12.3	147	2,175.4	11.4	122
Utilities	2,164.2	10.8	160	2,119.1	11.1	154
Financial	2,079.5	10.4	159	2,032.2	10.6	162

Weighted-average coupon rate	5.07%			5.30%
Weighted-average remaining years to contractual maturity	9.0			9.1
As of September 30, 2015 and December 31, 2014, $952.3, or 4.7%, and $770.6, or 4.0%, respectively, of Level 2 corporate securities were privately placed. These securities were valued using a matrix pricing approach. The significant inputs to the measurement are the base credit spread, treasury yield and expected future cash flows of the security, which are all observable inputs. The base spread is determined based on trades of similar publicly-traded securities, and the expected future cash flows are based on the contractual terms of the security. This approach also incorporates an illiquidity spread, determined based on premiums demanded by investors for privately placed securities. The illiquidity spread is an unobservable input, which ranges from 0 to 60 basis points and is based on the credit quality of the security. The illiquidity spread does not significantly impact the resulting valuation and thus management does not believe it prohibits Level 2 classification.
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
Agency securities comprised 87.7% and 87.9% of the Company's Level 2 RMBS as of September 30, 2015 and December 31, 2014, respectively. These securities were primarily fixed-rate, with a weighted-average coupon rate of 3.98% and 4.18% as of September 30, 2015 and December 31, 2014, respectively.
The following table presents additional information about the composition of the Level 2 non-agency RMBS securities:

	As of September 30, 2015		As of December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
Highest rating agency rating:
AAA	$175.3	51.8%	$159.6	45.1%
AA through BBB	47.6	14.1	56.1	15.9
BB & below	115.2	34.1	138.1	39.0
Total non-agency RMBS	$338.1	100.0%	$353.8	100.0%
Non-agency RMBS with super senior subordination	$242.1	71.6%	$240.4	67.9%
As of September 30, 2015 and December 31, 2014, the Company's non-agency Level 2 RMBS had a weighted-average credit enhancement of 10.6% and 9.0%, respectively. As of September 30, 2015 and December 31, 2014, $237.8 and $232.3, or 70.3% and 65.7%, respectively, of the Company's non-agency Level 2 RMBS were originated prior to 2004, or subsequent to 2008. The underlying collateral in these years is considered to be of higher quality due to more stringent underwriting standards.
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
The Company's Level 2 CMBS securities were primarily non-agency securities, which comprised 91.6% and 87.8% of Level 2 CMBS as of September 30, 2015 and December 31, 2014, respectively. The non-agency Level 2 CMBS had an estimated weighted-average credit enhancement of 32.3% and 32.8% as of September 30, 2015 and December 31, 2014, respectively, and 89.1% and 96.8% were in the most senior tranche as of September 30, 2015 and December 31, 2014, respectively. The weighted-average coupon rate on these securities was 4.56% and 4.65% as of September 30, 2015 and December 31, 2014, respectively.
The following table presents additional information about the composition of the underlying collateral of Level 2 non-agency CMBS securities:

	As of September 30, 2015	As of December 31, 2014
	% of Total	% of Total
Significant underlying collateral locations:
New York	27.3%	24.5%
California	10.8	10.7
Florida	7.3	7.8
Texas	6.8	7.1
Significant underlying collateral property types:
Office buildings	35.9%	33.4%
Retail shopping centers	28.9	29.8

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Rollforward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2015:

						Unrealized Gains (Losses) Included in:
	Balance as of July 1, 2015	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2015
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$141.1	$119.8	$—	$(70.0)	$(7.4)	$—	$(4.9)	$0.2	$178.8
Commercial mortgage-backed securities	2.1	—	—	(0.5)	(0.3)	—	—	—	1.3
Collateralized loan obligations	159.8	101.4	—	(159.8)	—	—	—	—	101.4
Other debt obligations	45.7	—	—	—	(2.2)	—	0.3	—	43.8
Total fixed maturities, available-for-sale	348.7	221.2	—	(230.3)	(9.9)	—	(4.6)	0.2	325.3
Marketable equity securities, available-for-sale	5.9	—	—	—	—	—	—	—	5.9
Marketable equity securities, trading	0.2	—	—	0.5	—	(0.5)	—	—	0.2
Investments in limited partnerships	34.1	0.7	—	—	(0.6)	(3.9)	—	0.6	30.9
Other invested assets:
Equity index options	2.7	2.7	—	—	—	(1.6)	—	(0.2)	3.6
Other	1.6	0.7	—	—	(0.3)	—	—	(0.4)	1.6
Total other invested assets	4.3	3.4	—	—	(0.3)	(1.6)	—	(0.6)	5.2
Total Level 3 assets	$393.2	$225.3	$—	$(229.8)	$(10.8)	$(6.0)	$(4.6)	$0.2	$367.5
Financial Liabilities:
Embedded derivatives	296.3	56.7	(2.1)	—	—	(30.7)	—	—	320.2
Total Level 3 liabilities	$296.3	$56.7	$(2.1)	$—	$—	$(30.7)	$—	$—	$320.2

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2015	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2015
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$71.6	$162.8	$—	$(41.4)	$(7.1)	$—	$(7.3)	$0.2	$178.8
Commercial mortgage-backed securities	2.5	—	—	(0.8)	(0.4)	—	—	—	1.3
Collateralized loan obligations	—	101.4	—	—	—	—	—	—	101.4
Other debt obligations	71.7	—	—	(24.5)	(2.4)	—	(1.0)	—	43.8
Total fixed maturities, available-for-sale	145.8	264.2	—	(66.7)	(9.9)	—	(8.3)	0.2	325.3
Marketable equity securities, available-for-sale	—	—	—	6.0	—	—	(0.1)	—	5.9
Marketable equity securities, trading	0.4	—	(0.3)	—	—	—	—	0.1	0.2
Investments in limited partnerships	71.5	2.5	—	(28.5)	(2.5)	(9.6)	—	(2.5)	30.9
Other invested assets:
Equity index options	2.4	4.4	—	—	—	(2.8)	—	(0.4)	3.6
Other	3.5	1.9	—	—	(5.4)	3.1	—	(1.5)	1.6
Total other invested assets	5.9	6.3	—	—	(5.4)	0.3	—	(1.9)	5.2
Total Level 3 assets	$223.6	$273.0	$(0.3)	$(89.2)	$(17.8)	$(9.3)	$(8.4)	$(4.1)	$367.5
Financial Liabilities:
Embedded derivatives	$230.1	$123.0	$(4.8)	$—	$—	$(28.1)	$—	$—	$320.2
Total Level 3 liabilities	$230.1	$123.0	$(4.8)	$—	$—	$(28.1)	$—	$—	$320.2
_______________

(1)	Issues and settlements are related to the Company's embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $0.5 and $6.1 for the three and nine months ended September 30, 2015, respectively. Gross transfers out of Level 3 were $230.3 and $95.3 for the three and nine months ended September 30, 2015, of which $230.3 and $66.7, respectively, related to fixed maturities for which observable inputs became available.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following table presents additional information about financial instruments measured at fair value on a recurring basis and for which the Company has utilized significant unobservable inputs (Level 3) to determine fair value for the three and nine months ended September 30, 2014:

						Unrealized Gains (Losses) Included in:
	Balance as of July 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income (Loss)	Realized Gains (Losses)(4)	Balance as of September 30, 2014
Financial Assets:
Fixed maturities, available-for-sale:
Corporate securities	$157.3	$46.0	$—	$(89.1)	$3.8	$—	$5.0	$—	$123.0
Residential mortgage-backed securities	50.5	—	(0.1)	(50.3)	(0.1)	—	—	—	—
Commercial mortgage-backed securities	4.8	—	—	—	(0.2)	—	—	—	4.6
Other debt obligations	63.8	—	—	25.8	(0.3)	—	(0.5)	—	88.8
Total fixed maturities, available-for-sale	276.4	46.0	(0.1)	(113.6)	3.2	—	4.5	—	216.4
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	42.0	25.8	—	—	—	(4.3)	—	(0.2)	63.3
Other invested assets:
Equity index options	2.6	0.7	—	—	(0.1)	(0.9)	—	(0.2)	2.1
Other	3.5	0.3	—	—	(0.1)	0.1	—	(0.2)	3.6
Total other invested assets	6.1	1.0	—	—	(0.2)	(0.8)	—	(0.4)	5.7
Total Level 3 assets	$324.8	$72.8	$(0.1)	$(113.6)	$3.0	$(5.1)	$4.5	$(0.6)	$285.7
Financial Liabilities:
Embedded derivatives	157.9	28.2	(0.3)	—	—	(2.3)	—	—	183.5
Total Level 3 liabilities	$157.9	$28.2	$(0.3)	$—	$—	$(2.3)	$—	$—	$183.5

						Unrealized Gains (Losses) Included in:
	Balance as of January 1, 2014	Purchases and Issues(1)	Sales and Settlements(1)	Transfers In and/or (Out) of Level 3(2)	Other(3)	Net Income(4)	Other Comprehensive Income	Realized Gains (Losses)(4)	Balance as of September 30, 2014
Financial Assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$17.4	$—	$—	$(17.4)	$—	$—	$—	$—	$—
Corporate securities	28.0	46.0	—	39.0	0.6	—	9.4	—	123.0
Residential mortgage-backed securities	0.2	—	(0.1)	—	(0.2)	—	0.1	—	—
Commercial mortgage-backed securities	5.8	—	—	—	(1.2)	—	—	—	4.6
Other debt obligations	128.8	—	—	(39.3)	(2.1)	—	1.4	—	88.8
Total fixed maturities, available-for-sale	180.2	46.0	(0.1)	(17.7)	(2.9)	—	10.9	—	216.4
Marketable equity securities, trading	0.3	—	—	—	—	—	—	—	0.3
Investments in limited partnerships	31.2	37.7	—	—	(0.9)	(4.7)	—	—	63.3
Other invested assets:
Equity index options	38.8	1.0	—	(36.7)	(0.4)	(0.5)	—	(0.1)	2.1
Other	3.2	1.4	—	—	(1.0)	0.3	—	(0.3)	3.6
Total other invested assets	42.0	2.4	—	(36.7)	(1.4)	(0.2)	—	(0.4)	5.7
Total Level 3 assets	$253.7	$86.1	$(0.1)	$(54.4)	$(5.2)	$(4.9)	$10.9	$(0.4)	$285.7
Financial Liabilities:
Embedded derivatives	92.1	75.5	(0.5)	—	—	16.4	—	—	183.5
Total Level 3 liabilities	$92.1	$75.5	$(0.5)	$—	$—	$16.4	$—	$—	$183.5
_______________

(1)	Issues and settlements are related to the Company's embedded derivative liabilities.

(2)
Transfers into and/or out of Level 3 are reported at the value as of the beginning of the period in which the transfer occurs. Gross transfers into Level 3 were $25.8 and $66.4 for the three and nine months ended September 30, 2014, respectively. Gross transfers out of Level 3 were $139.4 and $120.8 for the three and nine months ended September 30, 2014, of which $139.4 and $84.1, respectively, related to fixed maturities for which observable inputs became available. Additionally, transfers out for the nine months ended September 30, 2014 included a change in valuation methodology for equity index options during the first quarter of 2014 to a method that uses significant observable inputs. Such securities are now classified as Level 2.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

8. Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The following table provides a reconciliation of the beginning and ending balance for DAC:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Unamortized balance at beginning of period	$572.2	$464.2	$513.9	$419.9
Deferral of acquisition costs	69.8	43.5	172.6	124.2
Adjustments for realized (gains) losses	5.3	(3.0)	5.1	(2.9)
Amortization — excluding unlocking	(20.6)	(16.3)	(62.1)	(47.7)
Amortization — impact of unlocking (1)	1.2	(1.3)	(1.6)	(6.4)
Unamortized balance at end of period	627.9	487.1	627.9	487.1
Accumulated effect of net unrealized gains	(75.9)	(122.2)	(75.9)	(122.2)
Balance at end of period	$552.0	$364.9	$552.0	$364.9
___________________

(1)
Includes the impact of assumption and experience unlocking related to quarterly investment prepayment activity as well as the Company's annual unlocking process, which takes place during the third quarter of each year.

The following table provides a reconciliation of the beginning and ending balance for DSI, which is included in receivables and other assets in the consolidated balance sheets. DSI amortization is included in interest credited in the consolidated statements of income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Unamortized balance at beginning of period	$126.3	$146.5	$136.7	$154.8
Capitalizations	5.1	7.2	16.9	24.4
Adjustments for realized (gains) losses	0.3	0.2	0.8	0.3
Amortization — excluding unlocking	(10.5)	(10.0)	(31.5)	(31.1)
Amortization — impact of unlocking (1)	1.2	0.1	(0.5)	(4.4)
Unamortized balance at end of period	122.4	144.0	122.4	144.0
Accumulated effect of net unrealized gains	(54.9)	(85.4)	(54.9)	(85.4)
Balance at end of period	$67.5	$58.6	$67.5	$58.6
___________________

(1)
Includes the impact of assumption and experience unlocking related to quarterly investment prepayment activity as well as the Company's annual unlocking process, which takes place during the third quarter of each year.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

9. Stockholders' Equity
The following table summarizes the components of AOCI and the adjustments to OCI for amounts reclassified from AOCI into net income for the three and nine months ended September 30, 2015:

	Net Unrealized Gains (Losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of July 1, 2015	$851.5	$(13.7)	$(95.4)	$9.3	$751.7
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(36.0)	(4.7)	10.4	28.0	(2.3)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(1.1)	(1.1)
Foreign currency swaps	—	—	—	(1.5)	(1.5)
Net realized investment (gains) losses	16.4	2.8	(5.7)	—	13.5
Total provision (benefit) for income taxes	(5.8)	(1.0)	2.0	1.0	(3.8)
Total reclassifications from AOCI, net of taxes	10.6	1.8	(3.7)	(1.6)	7.1
Other comprehensive income (loss) after reclassifications	(25.4)	(2.9)	6.7	26.4	4.8
Balance as of September 30, 2015	$826.1	$(16.6)	$(88.7)	$35.7	$756.5

	Net Unrealized Gains (Losses) on Available-for- sale Securities	OTTI on Fixed Maturities not related to Credit Losses (2)	Adjustment for DAC and DSI	Net Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of January 1, 2015	$1,130.2	$(13.5)	$(131.4)	$5.3	$990.6
Other comprehensive income (loss) before reclassifications, net of taxes (1)	(326.6)	(6.1)	46.6	34.8	(251.3)
Reclassifications recorded in:
Net investment income:
Interest rate swaps	—	—	—	(2.8)	(2.8)
Foreign currency swaps	—	—	—	(3.9)	(3.9)
Net realized (gains) losses	34.7	4.6	(6.0)	—	33.3
Total provision (benefit) for income taxes	(12.2)	(1.6)	2.1	2.3	(9.4)
Total reclassifications from AOCI, net of taxes	22.5	3.0	(3.9)	(4.4)	17.2
Other comprehensive income (loss) after reclassifications	(304.1)	(3.1)	42.7	30.4	(234.1)
Balance as of September 30, 2015	$826.1	$(16.6)	$(88.7)	$35.7	$756.5
___________________

(1)
Other comprehensive income (loss) before reclassifications is net of taxes of $(19.4), $(2.5), $5.5, $15.1 and $(1.3), respectively, for the three months ended months ended September 30, 2015, and net of taxes of $(175.9), $(3.3), $25.1, $18.6 and $(135.5), respectively, for the nine months ended September 30, 2015.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

Common Stock Outstanding
The following table provides a reconciliation of changes in outstanding shares of common stock:

Common Shares
Balance as of January 1, 2014	117,730,757
Common stock issued	1,790
Restricted stock issued, net	195,346
Employee stock purchase plan shares issued	110,287
Common stock repurchased (1)	(2,240,729)
Balance as of December 31, 2014	115,797,451

Balance as of January 1, 2015	115,797,451
Common stock issued	624
Restricted stock issued, net	268,555
Employee stock purchase plan shares issued	88,112
Common stock repurchased (1)	(340)
Balance as of September 30, 2015	116,154,402
_____________________

(1)
Represents shares of common stock repurchased pursuant to the Company's stock repurchase program that began in 2013, which are held in treasury, as well as shares repurchased and subsequently retired to satisfy employee income tax withholding pursuant to the Company's Equity Plan.

10. Commitments and Contingencies
Litigation
Because of the nature of its business, the Company is subject to legal actions filed or threatened in the ordinary course of its business operations. The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no liability is established. For such matters, the Company may provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and updates its established liabilities, disclosures and estimates of reasonably possible losses or range of loss based on such reviews.
Although the Company cannot predict the outcome of any litigation or regulatory action, the Company does not believe that any such matters will have an impact on its financial condition or results of operations that differs materially from the Company’s established liabilities. Given the inherent difficulty in predicting the outcome of such matters, however, it is possible that an adverse outcome in certain such matters could be material to the Company’s financial condition or results of operations for any particular reporting period.
Other Commitments and Contingencies
As of September 30, 2015, the Company had no material changes to its other commitments or contingencies since December 31, 2014.
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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

The following tables present selected financial information by segment and reconcile segment pre-tax adjusted operating income (loss) to amounts reported in the consolidated statements of income:

	For the Three Months Ended September 30, 2015
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$171.9	$—	$—	$8.3	$—	$180.2
Net investment income	6.2	172.2	95.5	73.5	(7.5)	339.9
Policy fees, contract charges, and other	3.6	5.4	0.1	47.9	0.5	57.5
Certain realized gains (losses)	—	(0.2)	—	—	—	(0.2)
Total operating revenues	181.7	177.4	95.6	129.7	(7.0)	577.4
Benefits and expenses:
Policyholder benefits and claims	109.4	(0.1)	—	33.6	—	142.9
Interest credited	—	93.7	84.2	64.8	(0.3)	242.4
Other underwriting and operating expenses	46.8	25.6	5.0	21.7	4.4	103.5
Interest expense	—	—	—	0.1	11.2	11.3
Amortization of DAC	0.5	15.1	1.5	2.3	—	19.4
Total benefits and expenses	156.7	134.3	90.7	122.5	15.3	519.5
Segment pre-tax adjusted operating income (loss)	$25.0	$43.1	$4.9	$7.2	$(22.3)	$57.9
Operating revenues	$181.7	$177.4	$95.6	$129.7	$(7.0)	$577.4
Add: Excluded realized gains (losses)	—	(12.0)	(27.1)	(2.2)	(14.9)	(56.2)
Total revenues	181.7	165.4	68.5	127.5	(21.9)	521.2
Total benefits and expenses	156.7	134.3	90.7	122.5	15.3	519.5
Income (loss) from operations before income taxes	$25.0	$31.1	$(22.2)	$5.0	$(37.2)	$1.7

	For the Three Months Ended September 30, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$150.9	$—	$—	$8.7	$—	$159.6
Net investment income	5.4	152.0	93.4	69.6	(1.9)	318.5
Policy fees, contract charges, and other	3.7	5.6	0.4	35.6	0.4	45.7
Certain realized gains (losses)	—	(0.1)	—	—	—	(0.1)
Total operating revenues	160.0	157.5	93.8	113.9	(1.5)	523.7
Benefits and expenses:
Policyholder benefits and claims	94.7	—	—	19.2	—	113.9
Interest credited	—	87.6	85.3	64.6	(0.3)	237.2
Other underwriting and operating expenses	44.6	23.6	5.1	18.8	0.7	92.8
Interest expense	—	—	—	—	10.2	10.2
Amortization of DAC	0.1	15.6	1.3	0.6	—	17.6
Total benefits and expenses	139.4	126.8	91.7	103.2	10.6	471.7
Segment pre-tax adjusted operating income (loss)	$20.6	$30.7	$2.1	$10.7	$(12.1)	$52.0
Operating revenues	$160.0	$157.5	$93.8	$113.9	$(1.5)	$523.7
Add: Excluded realized gains (losses)	—	(1.9)	(8.8)	(0.1)	(3.9)	(14.7)
Total revenues	160.0	155.6	85.0	113.8	(5.4)	509.0
Total benefits and expenses	139.4	126.8	91.7	103.2	10.6	471.7
Income (loss) from operations before income taxes	$20.6	$28.8	$(6.7)	$10.6	$(16.0)	$37.3

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

	For the Nine Months Ended September 30, 2015
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$514.3	$—	$—	$25.0	$—	$539.3
Net investment income	17.1	488.3	282.0	217.3	(10.4)	994.3
Policy fees, contract charges, and other	12.9	16.4	0.6	132.1	1.5	163.5
Certain realized gains (losses)	—	(0.7)	—	—	—	(0.7)
Total operating revenues	544.3	504.0	282.6	374.4	(8.9)	1,696.4
Benefits and expenses:
Policyholder benefits and claims	336.6	0.3	—	86.3	—	423.2
Interest credited	—	275.7	254.6	191.3	(1.1)	720.5
Other underwriting and operating expenses	143.6	74.5	14.8	64.0	5.8	302.7
Interest expense	—	—	—	0.4	33.1	33.5
Amortization of DAC	1.3	51.5	4.6	6.3	—	63.7
Total benefits and expenses	481.5	402.0	274.0	348.3	37.8	1,543.6
Segment pre-tax adjusted operating income (loss)	$62.8	$102.0	$8.6	$26.1	$(46.7)	$152.8
Operating revenues	$544.3	$504.0	$282.6	$374.4	$(8.9)	$1,696.4
Add: Excluded realized gains (losses)	—	(22.7)	(36.3)	(3.3)	(28.2)	(90.5)
Total revenues	544.3	481.3	246.3	371.1	(37.1)	1,605.9
Total benefits and expenses	481.5	402.0	274.0	348.3	37.8	1,543.6
Income (loss) from operations before income taxes	$62.8	$79.3	$(27.7)	$22.8	$(74.9)	$62.3
As of September 30, 2015:
Total assets	$166.3	$17,995.6	$7,298.3	$7,055.2	$2,447.4	$34,962.8

	For the Nine Months Ended September 30, 2014
	Benefits	Deferred Annuities	Income Annuities	Individual Life	Other	Total
Operating revenues:
Premiums	$442.2	$—	$—	$25.9	$—	$468.1
Net investment income	15.6	447.9	286.2	210.6	1.6	961.9
Policy fees, contract charges, and other	11.9	17.4	0.8	108.9	1.4	140.4
Certain realized gains (losses)	—	—	—	—	—	—
Total operating revenues	469.7	465.3	287.0	345.4	3.0	1,570.4
Benefits and expenses:
Policyholder benefits and claims	269.2	0.2	—	55.8	—	325.2
Interest credited	—	262.0	253.2	193.7	(1.2)	707.7
Other underwriting and operating expenses	131.8	67.6	15.4	56.2	2.3	273.3
Interest expense	—	—	—	—	26.7	26.7
Amortization of DAC	0.4	47.2	3.4	3.1	—	54.1
Total benefits and expenses	401.4	377.0	272.0	308.8	27.8	1,387.0
Segment pre-tax adjusted operating income (loss)	$68.3	$88.3	$15.0	$36.6	$(24.8)	$183.4
Operating revenues	$469.7	$465.3	$287.0	$345.4	$3.0	$1,570.4
Add: Excluded realized gains (losses)	—	(3.1)	37.1	2.9	(5.7)	31.2
Total revenues	469.7	462.2	324.1	348.3	(2.7)	1,601.6
Total benefits and expenses	401.4	377.0	272.0	308.8	27.8	1,387.0
Income (loss) from operations before income taxes	$68.3	$85.2	$52.1	$39.5	$(30.5)	$214.6
As of September 30, 2014:
Total assets	$164.7	$15,547.0	$7,479.5	$6,716.9	$2,726.4	$32,634.5

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in millions, except share, per share and percentage data, unless otherwise stated)
(Unaudited)

12. Subsequent Events

On October 16, 2015, the Company entered into a term loan credit agreement. The Company may borrow up to $300.0 of unsecured term loans on a single delayed-draw basis on or before April 1, 2016. The Company will use the proceeds of the term loans to settle its $300.0 Senior Notes that are scheduled to mature on April 1, 2016. The term loans will bear interest at a variable annual rate based on LIBOR or an alternate base rate plus an applicable margin and are scheduled to mature two years after the borrowing date, which maturity may be extended subject to certain conditions in the credit agreement.
On November 5, 2015, the Company declared a dividend of $0.11 per common share, or approximately $12.8 in total, to stockholders of record as of November 19, 2015. The dividend will be paid on or about December 4, 2015.
The Company held a Special Meeting of Stockholders on November 5, 2015. At the meeting, the Company's stockholders voted upon and approved a proposal to adopt the Merger Agreement and approved certain related matters.

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

Executive Summary
Net income for the three months ended September 30, 2015 decreased to $19.6, from $36.0 in the same period in 2014. After-tax realized losses totaled $36.5, a $27.0 increase over the third quarter 2014.
However, strong sales and solid core operating metrics continued in the third quarter of 2015. As a result, pre-tax adjusted operating income for the quarter compared favorably to the prior year. This was primarily due to:

•	premium growth in Benefits with a loss ratio that was favorable to our target range,

•	an increase in the Deferred Annuities account values, which drove continued growth in investment margin,

•	higher earnings contributions from an increase in Universal Life account values, and

•	a significant increase in prepayment income, net of amortization, over the third quarter 2014.
Net income also reflects a tax benefit for the quarter, compared with tax expense in the prior year. For further discussion of results and each segment's earnings drivers for the period, refer to — "Results of Operations."

Recent Developments - Proposed Sumitomo Merger
On August 11, 2015, Symetra entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sumitomo Life Insurance Company, a mutual company (sougo kaisha) organized under the laws of Japan (“Sumitomo”) and SLIC Financial Corporation, a Delaware corporation and wholly-owned subsidiary of Sumitomo (“Merger Sub” and, together with Sumitomo, the “Sumitomo Parties”), which provides for the merger of Merger Sub with and into Symetra (the “Merger”), with Symetra surviving the Merger as a wholly-owned subsidiary of Sumitomo.
If the proposed Merger is completed, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share ("Common Stock"), issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive $32.00 in cash, without interest, less any applicable withholding taxes (the "per share merger consideration").
The Merger Agreement was adopted by the affirmative vote of the holders of a majority of all outstanding shares of Common Stock at a Special Meeting of Stockholders held on November 5, 2015. In addition, on September 28, 2015, the Company and Sumitomo received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Completion of the Merger remains subject to various closing conditions, including, but not limited to, (1) the receipt of certain specified approvals of governmental authorities, including approvals of the Financial Services Agency of Japan (“JFSA”), the Iowa Insurance Division, the New York State Department of Financial Services and the Financial Industry Regulatory Authority (“FINRA”), and the expiration or termination of all waiting periods required by applicable law with respect to such approvals, in each case without the imposition of a burdensome condition, and (2) the absence of any laws, temporary restraining orders, preliminary or permanent injunctions or other orders, judgments, decisions, opinions or decrees issued by a court or other governmental authority of competent jurisdiction and remaining in effect, having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.
The Merger Agreement contains representations and warranties customary for transactions of this type. The Merger Agreement also contains covenants and agreements customary for transactions of this type, including, among others, Symetra’s agreement to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time and not to engage in certain kinds of transactions during this period. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by May 11, 2016, which date will be automatically extended until August 11, 2016 in the event of delays in obtaining regulatory approvals.
We filed a definitive proxy statement with the SEC on September 30, 2015, which contained detailed information about the Merger Agreement and background information regarding the transaction. The information contained herein is not intended to be complete, and for additional information regarding the Merger and related matters, including the treatment of incentive compensation awards, please refer to our Current Report on Form 8-K filed August 11, 2015, and Note 1 to the accompanying unaudited interim condensed consolidated financial statements.

Risk and Uncertainties
Our results and ability to execute on our strategies are influenced by a range of economic and other factors, which are described in Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business

Strategy" in our 2014 10-K as well as risks that have emerged in 2015 and are discussed in this report. These include, but are not limited to, the following risks and uncertainties related to the proposed Merger, which could affect our future results:

•	the Merger is subject to various closing conditions, including regulatory approvals;

•	failure to timely complete the Merger could adversely impact our stock price, business, financial condition, and results of operations;

•	the pendency of the Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations;

•	stockholder litigation against the Company, our directors and/or the Sumitomo Parties could delay or prevent the Merger and cause us to incur significant costs and expenses; and

•	our debt ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement.
In addition, in April 2015 the Department of Labor (DOL) published a proposed change to regulations that would affect those who provide investment advice to those who purchase qualified retirement products, such as individual retirement arrangements (IRAs), and small employer retirement plans. This proposal could have an impact on our distributors, which could negatively impact sales levels, or cause us to develop new products or change our sales practices and arrangements to support compliance with new regulations.
For further discussion of the risks related to the proposed Merger and the DOL proposal, refer to Part II, Item 1A — "Risk Factors" in this report.

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
Recent developments in the strategies we have outlined include the following:

•
Benefits Division: We are well-positioned to exceed our goal of $650.0 in total premiums in the Benefits division this year. Strong relationships with key national brokers allowed us to grow our medical stop-loss business while maintaining our pricing discipline. We expect to see a year-over-year increase in our group life and DI business as well.

•
Retirement Division: Record-setting sales topped $1.2 billion for the division during the third quarter of 2015. This reflected traction with our newer FIA products, launched late in the first quarter, and continued expansion and increased penetration of our bank and broker-dealer distribution network. Sales of our FIA products have exceeded $1.7 billion in the first three quarters of this year, with total division sales topping $2.9 billion. We expect Retirement division sales to meet our goal of more than $3.0 billion in sales for the year.

•
Individual Life Division: Record Individual sales of $17.6 in the third quarter of 2015 were driven by greater penetration of our guaranteed UL products within our national brokerage general agency (BGA) distribution relationships. Individual sales were $45.8 for the first three quarters of the year, and we are on-track to meet our sales goal of more than $50.0 this year.

•
Capital Management: On October 16, 2015, the Company entered into a term loan credit agreement. The Company may borrow up to $300.0 of unsecured term loans on a single delayed-draw basis on or before April 1, 2016. The Company will use the proceeds of the term loans to settle its $300.0 Senior Notes that are scheduled to mature on April 1, 2016. The term loans will bear interest at a variable annual rate based on LIBOR or an alternative base rate plus an applicable margin and are scheduled to mature two years after the borrowing date, although maturity may be extended subject to certain conditions in the credit agreement.

Our success may be affected by the factors discussed in Item 1A — "Risk Factors" in our 2014 10-K and in Part II of this report, and other factors as discussed herein.

Results of Operations
This discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related condensed notes. The results of operations and selected operating metrics for our five segments (Benefits, Deferred Annuities, Income Annuities, Individual Life and Other) for the three and nine months ended September 30, 2015 and 2014 are discussed in their respective sections.
The following table sets forth pre-tax adjusted operating income, by segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Segment pre-tax adjusted operating income (loss):
Benefits	$25.0	$20.6	21.4%	$62.8	$68.3	(8.1)%
Deferred Annuities	43.1	30.7	40.4	102.0	88.3	15.5
Income Annuities	4.9	2.1	*	8.6	15.0	(42.7)
Individual Life	7.2	10.7	(32.7)	26.1	36.6	(28.7)
Other	(22.3)	(12.1)	84.3	(46.7)	(24.8)	(88.3)
Pre-tax adjusted operating income (1)	$57.9	$52.0	11.3%	$152.8	$183.4	(16.7)%
Add: Excluded realized gains (losses)	(56.2)	(14.7)	*	(90.5)	31.2	*
Income from operations before incomes taxes	$1.7	$37.3	(95.4)%	$62.3	$214.6	(71.0)%
Total provision (benefit) for income taxes	$(17.9)	$1.3	*	$(27.3)	$27.8	*
Net income	$19.6	$36.0	(45.6)%	$89.6	$186.8	(52.0)%

Effective Tax Rate	*	3.5%		(43.8)%	13.0%
________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

(1)	Represents a non-GAAP measure. For further discussion, see - "Use of non-GAAP Financial Measures."

The following table sets forth detail of our other underwriting and operating expenses, which are allocated among the segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries, incentive compensation, and other employee costs	$54.1	$48.1	$159.5	$137.3
Rent and occupancy costs	4.3	4.4	12.7	13.6
Professional services and software licensing	18.9	14.4	47.2	43.7
Other	8.3	9.5	27.7	27.8
Total operating expenses	85.6	76.4	247.1	222.4
Commissions and premium-based taxes and fees	87.7	59.9	228.2	175.1
DAC deferrals	(69.8)	(43.5)	(172.6)	(124.2)
Other underwriting and operating expenses	$103.5	$92.8	$302.7	$273.3
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary of Results
Net income decreased $16.4 as a result of a $41.6 increase in pre-tax net realized losses compared to the third quarter of 2014. This was partially offset by a $5.9 increase in pre-tax adjusted operating income and an income tax benefit of $17.9 versus a provision of $1.3 a year ago. The benefit from income taxes was a result of lower pre-tax income and our tax credit investments. Most net realized gains (losses), which are further discussed in – "Investments," are excluded from pre-tax adjusted operating income.
Third quarter 2015 pre-tax adjusted operating income increased compared to prior year. Operating income grew in our Benefits, Deferred Annuities and Income Annuities segments, partially offset by a decline in our Individual Life segment, as well as higher losses in our Other segment. Segment results, discussed individually in the sections below, include net prepayment-related income of $18.4, which consists of $23.0 of investment income from investment prepayments, less $4.6 of related deferred acquisition cost (DAC) and deferred sales inducement (DSI) amortization. For the three months ended September 30, 2014, prepayment-related income, net of related amortization, contributed $5.1 to pre-tax adjusted operating income.
Each year in the third quarter, we perform a comprehensive review of actuarial assumptions used for estimates of future gross profits underlying the amortization of DAC, DSI and certain reserves. Among other factors, these actuarial assumptions include future investment yields, interest spreads, mortality, expense and lapse assumptions. Changes to our actuarial expectations of future assumptions result in adjustments ("unlocking"). We may also implement actuarial modeling true-ups and other refinements as part of the unlocking process. For third quarter 2015, unlocking adjustments increased earnings by $3.8, compared with a $1.1 charge in the same period of last year. More information regarding the unlocking adjustments can be found in our Deferred Annuities and Individual Life segment discussions below.
Our other underwriting and operating expenses, net of DAC deferrals, increased $10.7. This reflects higher commissions and sales-related expenses in our Deferred Annuities and Individual Life segments resulting from stronger sales, and expenses to support growth across the Company, including investments in new distribution, customer service teams to support larger blocks of in-force business, and information technology initiatives. In addition, we incurred $3.8 of Merger-related expenses in the third quarter of 2015.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary of Results
Net income declined $97.2 year-over-year due to pre-tax net realized losses in the current year compared with gains in the prior year, and lower pre-tax adjusted operating income. The declines were lessened by an income tax benefit for the nine months ended September 30, 2015.
We recorded net realized losses of $91.2 in the first nine months of 2015, compared with gains of $31.2 in the prior year period, resulting in a $122.4 year-over-year reduction. Most net realized gains (losses), which are further discussed in – "Investments," are excluded from pre-tax adjusted operating income. Pre-tax adjusted operating income for our segments, discussed individually in the sections below, declined $30.6 from the same period last year. Included in our results is a $29.4 increase in other underwriting and operating expenses to support growth across the Company, as discussed above.
Segment results included net prepayment-related income of $33.5, which consisted of $42.6 of income from investment prepayments, less $9.1 of related DAC and DSI amortization. For the nine months ended September 30, 2014, prepayment-related income, net of related amortization, contributed $14.7 to pre-tax adjusted operating income. We also experienced net losses of $13.1 related to our alternative investments, which are included in net investment income, during the first three quarters of 2015, compared to net losses of $4.8 in the first three quarters of 2014.
We recorded an income tax benefit of $27.3 for the nine months ended September 30, 2015, compared with a $27.8 provision in the prior year period, resulting in a $55.1 year-over-year decrease. This change reflects lower pretax income and the impact of our tax credit investments.

Segment Operating Results
Benefits
The following table sets forth the results of operations relating to our Benefits segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Premiums	$171.9	$150.9	13.9%	$514.3	$442.2	16.3%
Net investment income	6.2	5.4	14.8	17.1	15.6	9.6
Policy fees, contract charges, and other	3.6	3.7	(2.7)	12.9	11.9	8.4
Total operating revenues	181.7	160.0	13.6	544.3	469.7	15.9
Benefits and expenses:
Policyholder benefits and claims	109.4	94.7	15.5	336.6	269.2	25.0
Other underwriting and operating expenses	46.8	44.6	4.9	143.6	131.8	9.0
Amortization of deferred policy acquisition costs	0.5	0.1	*	1.3	0.4	*
Total benefits and expenses	156.7	139.4	12.4	481.5	401.4	20.0
Segment pre-tax adjusted operating income	$25.0	$20.6	21.4%	$62.8	$68.3	(8.1)%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
The following table sets forth selected operating metrics relating to our Benefits segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Loss ratio (1)	63.7%	62.7%	65.5%	60.9%
Expense ratio (2)	26.5	29.4	27.1	29.7
Combined ratio (3)	90.2%	92.1%	92.6%	90.6%
Medical stop-loss – loss ratio (4)	62.1%	63.6%	64.8%	60.1%
Total sales (5)	$37.5	$34.8	$193.7	$132.8
_________________

(1)	Loss ratio represents policyholder benefits and claims incurred divided by premiums earned.

(2)	Expense ratio is equal to other underwriting and operating expenses of our insurance operations divided by premiums earned.

(3)	Combined ratio is equal to the sum of the loss ratio and the expense ratio.

(4)	Medical stop-loss — loss ratio represents medical stop-loss policyholder benefits and claims incurred divided by medical stop-loss premiums earned.

(5)	Total sales represents annualized first-year premiums net of first year policy lapses.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income increased $4.4 and our loss ratio, though up from the same period in the prior year, was favorable to the target range. Growth in our medical stop-loss business drove increases in premium revenues, along with related benefits and operating expenses. The loss ratio was 63.7% for the three months ended September 30, 2015, compared to 62.7% for the same period in 2014.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $21.0 due to growth in our medical stop-loss and group life and DI businesses. We posted strong medical stop-loss sales in the first quarter of 2015.
Benefits and Expenses
Policyholder benefits and claims increased $14.7, primarily a result of premium growth.

Other underwriting and operating expenses increased $2.2, primarily due to increased employee-related expenses and commissions supporting higher sales activity and division growth. However, our expense ratio, which measures operating expenses as a percentage of premiums, improved compared to the third quarter of 2014.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $5.5. Growth in our medical stop-loss and group life and DI businesses was more than offset by the loss ratio returning to the target range. The loss ratio was 65.5% for the nine months ended September 30, 2015, compared to 60.9% for the same period in 2014. The very favorable 2014 loss ratio reflected better-than-expected performance of medical stop-loss business written in January 2013.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Premiums increased $72.1 due to growth in our medical stop-loss and group life and DI businesses. Medical stop-loss premiums benefited from strong sales in the first quarter of 2015.
Benefits and Expenses
Policyholder benefits and claims increased $67.4, driven by premium growth in this division and the higher loss ratio. The loss ratio in the first nine months of 2014 reflected the release of estimated claim reserves related to better than expected performance of business written in January 2013. The loss ratio for the nine months ended September 30, 2015 is within our target range.
Other underwriting and operating expenses increased $11.8, primarily due to increased employee-related expenses and commissions driven by growth in our business, although the expense ratio improved from the same period of 2014.
Sales
Sales for the nine months ended September 30, 2015 totaled $193.7, up from sales of $132.8 for the same period in 2014, driven by growth in our medical stop-loss and group life and DI lines of business. Medical stop-loss sales in the first quarter of 2015 benefited from strong relationships with national brokers and sales initiatives and drove year-to-date sales growth.
Deferred Annuities
The following table sets forth the results of operations relating to our Deferred Annuities segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$172.2	$152.0	13.3%	$488.3	$447.9	9.0%
Policy fees, contract charges, and other	5.4	5.6	(3.6)	16.4	17.4	(5.7)
Certain realized gains (losses)	(0.2)	(0.1)	(100.0)	(0.7)	—	*
Total operating revenues	177.4	157.5	12.6	504.0	465.3	8.3
Benefits and expenses:
Policyholder benefits and claims	(0.1)	—	*	0.3	0.2	50.0
Interest credited	93.7	87.6	7.0	275.7	262.0	5.2
Other underwriting and operating expenses	25.6	23.6	8.5	74.5	67.6	10.2
Amortization of deferred policy acquisition costs	15.1	15.6	(3.2)	51.5	47.2	9.1
Total benefits and expenses	134.3	126.8	5.9	402.0	377.0	6.6
Segment pre-tax adjusted operating income	$43.1	$30.7	40.4%	$102.0	$88.3	15.5%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Deferred Annuities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed account values, excluding FIA – General account	$11,403.8	$11,074.0	$11,403.8	$11,074.0
Interest spread (1)	2.08%	1.91%	1.92%	1.91%
Base earned yield	4.18	4.43	4.24	4.47
Base credited yield	2.59	2.70	2.59	2.73
Base interest spread (2)	1.59%	1.73%	1.65%	1.74%
Fixed account values, FIA – General account	$5,007.7	$2,907.2	$5,007.7	$2,907.2
FIA interest spread (3)	1.33%	1.26%	1.38%	1.22%
FIA base earned yield	3.38	3.43	3.42	3.34
FIA base credited rate	2.11	2.14	2.09	2.10
FIA base interest spread (4)	1.27%	1.29%	1.33%	1.24%
Variable account values – Separate account	$690.8	$805.3	$690.8	$805.3
Total sales (5)	1,139.5	759.3	2,729.0	2,037.1
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
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income was $43.1 for the three months ended September 30, 2015, up $12.4 from the same period in 2014. This was primarily driven by income contributions from growth in FIA account values, favorable unlocking adjustments and higher investment prepayment-related income. Higher FIA account values added $4.8 to earnings from interest margin, net of DAC amortization. Partially offsetting these factors were lower interest spreads on our traditional deferred annuity business and increased operating expenses supporting business growth.
Each year in the third quarter, we perform a comprehensive review of actuarial assumptions used for estimates of future gross profits underlying the amortization of DAC, DSI assets and certain reserves. Changes to our actuarial expectations of future assumptions result in unlocking adjustments. For third quarter 2015, the unlocking adjustments increased earnings by $9.2, compared with $0.2 in the same period of last year. The third quarter 2015 unlocking resulted in recording favorable adjustments of $5.6 in amortization of DAC, and $3.6 in interest credited. The 2015 unlocking adjustments were primarily driven by favorable persistency and changes in the timing of expected lapses.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $20.2, driven by an increase in invested assets due to higher account values and higher investment income from prepayment-related activity. Prepayment income was $12.9 in the third quarter of 2015, compared with $5.5 in the third quarter of 2014. These increases were partially offset by lower yields on invested assets.

The decline in investment yields was driven by earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans, including the reinvestment of proceeds from investment prepayments. Earned rates on these securities were below our overall portfolio yields, as a result of the current low interest rate environment.
Benefits and Expenses
Growth in account values drove the increase in interest credited, partially offset by the favorable impact from unlocking. Amortization of DAC was down slightly due to the favorable impact from unlocking, which more than offset the increased amortization resulting from growth in account values and higher investment prepayments.
Other underwriting and operating expenses increased $2.0 mainly due to an increase in employee-related expenses to support business growth.
Sales
Sales increased to $1,139.5 for the three months ended September 30, 2015 up from $759.3 for the same period in 2014. We achieved strong growth through sales of new FIA products, as well as continued expansion and increased penetration of our bank and broker-dealer distribution network for both FIA and traditional deferred annuities.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income was $102.0 for the nine months ended September 30, 2015, an increase of $13.7 from the same period in 2014. This was primarily driven by income contributions from growth in FIA account values, favorable unlocking adjustments (discussed above) and higher investment prepayment-related income. Higher FIA account values added $13.0 to earnings from interest margin, net of DAC amortization. Partially offsetting these factors were lower interest spreads on our traditional deferred annuity business and increased operating expenses supporting business growth.
The mix of our Deferred Annuities business has shifted towards products that are less capital intensive, including FIA with market valuation adjustment features and traditional fixed annuities without guaranteed return of premium. As a result, our target margins can be met with lower base interest spreads.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $40.4, driven by an increase in invested assets due to higher account values. Also contributing to the increase was higher prepayment related income, which increased to $24.0 for the nine months ended September 30, 2015, compared with $19.0 for the same period in 2014. This increase was partially offset by lower yields on invested assets, as earned rates on recent purchases of fixed maturities and originations of commercial mortgage loans have been below our overall portfolio yields.
Benefits and Expenses
Interest credited increased $13.7 and amortization of DAC increased $4.3, both driven by growth in account values, which were partially offset by the favorable impact from unlocking.
Other underwriting and operating expenses increased $6.9 mainly due to an increase in employee-related expenses to support business growth.
Sales
Sales increased to $2,729.0 for the nine months ended September 30, 2015 compared to $2,037.1 for the same period in 2014, reflecting the strength of our distribution network of financial institutions and broker-dealers. This was aided by sales of new FIA products, linked to two new indices, launched during the first quarter of 2015.

Income Annuities
The following table sets forth the results of operations relating to our Income Annuities segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$95.5	$93.4	2.2%	$282.0	$286.2	(1.5)%
Policy fees, contract charges, and other	0.1	0.4	(75.0)	0.6	0.8	(25.0)
Total operating revenues	95.6	93.8	1.9	282.6	287.0	(1.5)
Benefits and expenses:
Interest credited	84.2	85.3	(1.3)	254.6	253.2	0.6
Other underwriting and operating expenses	5.0	5.1	(2.0)	14.8	15.4	(3.9)
Amortization of deferred policy acquisition costs	1.5	1.3	15.4	4.6	3.4	35.3
Total benefits and expenses	90.7	91.7	(1.1)	274.0	272.0	0.7
Segment pre-tax adjusted operating income	$4.9	$2.1	*	$8.6	$15.0	(42.7)%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
The following table sets forth selected operating metrics relating to our Income Annuities segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Reserves (1)	$6,450.7	$6,494.8	$6,450.7	$6,494.8
Interest spread (2)	0.62%	0.46%	0.49%	0.48%
Base earned yield	5.83	5.89	5.87	5.89
Base credited yield	5.33	5.36	5.36	5.43
Base interest spread (3)	0.50%	0.53%	0.51%	0.46%
Mortality gains (losses) (4)	$0.7	$0.2	$1.4	$6.3
Total sales (5)	73.6	62.3	212.9	238.8
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
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income increased $2.8, primarily due to higher investment prepayment-related income and a slight increase in mortality gains. Mortality gains were $0.7 for the three months ended September 30, 2015, compared with gains of $0.2 for the same period in 2014.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.

Operating Revenues
Net investment income increased $2.1 mostly due to higher prepayment income.
Benefits and Expenses
Interest credited decreased $1.1 as a result of lower crediting rates on policies written in recent years and a reduction in reserves.
Sales
Sales were $73.6 in the third quarter of 2015, compared to $62.3 in 2014. The increase was primarily the result of increased marketing efforts which drove higher sales of single-premium immediate annuities in the bank and brokerage general agency distribution channels. Although sales increased compared to prior year, they continue to be impacted by a competitive market in the low interest rate environment.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $6.4, primarily the result of lower mortality gains and lower net investment income. Mortality gains were $1.4 for the nine months ended September 30, 2015, compared to gains of $6.3 for the same period in 2014.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income decreased $4.2. This was driven by higher losses on alternative investments purchased in the third quarter of 2014 as well as higher allocations of investments to equity securities. We experienced $5.5 mark-to-market losses on alternative investments for the nine months ended September 30, 2015, compared with losses of $1.9 for the same period in 2014. These decreases were partially offset by $2.7 higher prepayment-related income.
Benefits and Expenses
Interest credited increased $1.4 as a result of lower mortality gains, partially offset by lower crediting rates on policies written in recent years and a reduction in reserves.
Sales
Sales decreased to $212.9 in 2015, compared to $238.8 in 2014, reflecting the competitive market in a low interest rate environment.

Individual Life
The following table sets forth the results of operations relating to our Individual Life segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Premiums	$8.3	$8.7	(4.6)%	$25.0	$25.9	(3.5)%
Net investment income	73.5	69.6	5.6	217.3	210.6	3.2
Policy fees, contract charges, and other	47.9	35.6	34.6	132.1	108.9	21.3
Total operating revenues	129.7	113.9	13.9	374.4	345.4	8.4
Benefits and expenses:
Policyholder benefits and claims	33.6	19.2	75.0	86.3	55.8	54.7
Interest credited	64.8	64.6	0.3	191.3	193.7	(1.2)
Other underwriting and operating expenses	21.7	18.8	15.4	64.0	56.2	13.9
Interest expense	0.1	—	*	0.4	—	*
Amortization of deferred policy acquisition costs	2.3	0.6	*	6.3	3.1	*
Total benefits and expenses	122.5	103.2	18.7	348.3	308.8	12.8
Segment pre-tax adjusted operating income	$7.2	$10.7	(32.7)%	$26.1	$36.6	(28.7)%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.

The following table sets forth selected operating metrics relating to our Individual Life segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Individual insurance:
Individual claims (1)	$14.2	$14.3	$41.5	$41.7
Annualized mortality rate (2)	0.16%	0.16%	0.15%	0.16%
UL account values	$839.9	$753.4	$839.9	$753.4
Individual sales (3)	$17.6	$8.3	$45.8	$25.3
Institutional Markets:
BOLI account values	$4,994.1	$4,868.1	$4,994.1	$4,868.1
BOLI ROA (4)	0.48%	0.96%	0.72%	1.01%
BOLI base ROA (5)	0.66	0.92	0.69	0.87
Decrease in BOLI PGAAP Reserve (6)	$—	$1.7	$—	$5.1
COLI sales (7)	$36.5	$—	$57.6	$—
_________________

(1)	Individual claims represents incurred claims, net of reinsurance, on our term and universal life policies.

(2)	Annualized mortality rate is defined as annualized individual claims divided by insurance in force which represents dollar face amounts of policies without adjustment for reinsurance.

(3)	Individual sales represents annualized first year premiums for recurring premium products and 10% of new single premium deposits, net of first year policy lapses and/or surrenders.

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

(5)
BOLI base ROA is BOLI ROA adjusted to exclude items that can vary significantly from period to period due to a number of factors and, therefore, may contribute to yields that are not indicative of the underlying trends. These are primarily the impact of asset prepayments, such as bond make-whole premiums, the MBS prepayment speed adjustment, and reserve adjustments.

(6)
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

(7)	Represents deposits for new policies.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $3.5, as higher earnings on our growing block of universal life (UL) business and higher prepayment related income were more than offset by unfavorable unlocking adjustments, a lower BOLI base return on assets and higher operating expenses in support of strong sales and growth.
Each year in the third quarter, we perform a comprehensive review of actuarial assumptions used for estimates of future gross profits underlying the amortization of DAC and certain reserves. Changes to our actuarial expectations of future assumptions result in unlocking adjustments. For third quarter 2015, the unlocking adjustments reduced earnings by $5.4, compared with $1.3 in the same period of last year. The third quarter 2015 unlocking adjustments resulted in unfavorable adjustments of $7.2 recorded in policyholder benefits and claims and $1.7 recorded in amortization of DAC, partially offset by a $3.5 favorable adjustment recorded in policy fees, contract charges and other revenues. The 2015 unlocking adjustments were primarily driven by modeling true-ups related to changes in our UL business mix and updated BOLI mortality assumptions.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $3.9, driven by higher prepayment-related income. Prepayment income was $4.7 in the third quarter of 2015, compared with $0.9 in the third quarter of 2014. Excluding prepayment-related income, higher investment income from higher average invested assets was offset by lower overall yields.
Policy fees, contract charges and other increased $12.3 primarily due to cost of insurance (COI) charges and administrative fees on our growing guaranteed universal life business, as well as a favorable unlocking adjustment.
Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $14.6, driven by higher reserves from growth in our guaranteed UL business and an unfavorable unlocking adjustment. Additionally, the third quarter of 2014 benefited from a $1.7 decrease in the BOLI PGAAP reserve related to our 2004 purchase accounting, which was released over a 10-year period ending in the third quarter of 2014. The impact of this reserve release was reflected in the BOLI ROA.
Other underwriting and operating expenses increased $2.9, mainly due to higher expenses in support of growth in the segment.
Sales
Sales of individual life products increased to $17.6 for the three months ended September 30, 2015, compared to $8.3 for the same period in 2014. Continued success in the BGA distribution network contributed to higher sales of our guaranteed UL products.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary of Results
Segment pre-tax adjusted operating income decreased $10.5, driven by an increase in operating expenses in support of growth in the segment, a lower BOLI base ROA on assets and unfavorable unlocking adjustments (described above). These were partially offset by contributions from growth in our guaranteed UL business and higher prepayment-related income.
In addition to the drivers discussed above, we consider the following information useful in understanding our results.
Operating Revenues
Net investment income increased $6.7, driven by higher prepayment-related income. Prepayment income was $10.2 in the first nine months of 2015, compared with $4.1 in the same period in 2014. Excluding prepayment-related income, investment income was essentially unchanged from the same period in 2014 as the impact from higher average invested assets was offset by lower overall yields.
Policy fees, contract charges and other increased $23.2 primarily due to cost of insurance (COI) charges and administrative fees on our growing guaranteed universal life business. We also recorded a favorable unlocking adjustment in third quarter 2015.

Benefits and Expenses
Benefit-related expenses (policyholder benefits and claims, and interest credited) increased $28.1, driven by higher reserves on growth in our guaranteed UL business and an unfavorable unlocking adjustment. Additionally, the first nine months of 2014 benefited from a $5.1 decrease in the BOLI PGAAP reserve, which was reflected in the higher BOLI ROA for that period.
Other underwriting and operating expenses increased $7.8, mainly due to higher expenses in support of growth in the segment.
Sales
Sales of individual life products increased to $45.8 for the nine months ended September 30, 2015, compared to $25.3 for the same period in 2014, reflecting success in building relationships in the BGA distribution network for our guaranteed UL products.
Other
The following table sets forth the results of operations relating to our Other segment:

	For the Three Months Ended September 30,		Variance (%)	For the Nine Months Ended September 30,		Variance (%)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Operating revenues:
Net investment income	$(7.5)	$(1.9)	*	$(10.4)	$1.6	*
Policy fees, contract charges, and other	0.5	0.4	25.0	1.5	1.4	7.1
Total operating revenues	(7.0)	(1.5)	*	(8.9)	3.0	*
Benefits and expenses:
Interest credited	(0.3)	(0.3)	—	(1.1)	(1.2)	(8.3)
Other underwriting and operating expenses	4.4	0.7	*	5.8	2.3	*
Interest expense	11.2	10.2	9.8	33.1	26.7	24.0
Total benefits and expenses	15.3	10.6	44.3	37.8	27.8	36.0
Segment pre-tax adjusted operating loss	$(22.3)	$(12.1)	84.3%	$(46.7)	$(24.8)	88.3%
_________________

*	Represents percentage variances that are not meaningful or are explained through the discussion of other variances.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Summary of Results
Our Other segment reported a pre-tax adjusted operating loss of $22.3 for the three months ended September 30, 2015, compared with a loss of $12.1 for the same period in 2014. This decline was primarily driven by lower net investment income, which reflected higher amortization of tax credit investments and mark-to-market losses on alternative investments. Additionally, operating expenses were higher due to $3.8 of Merger-related expenses, and interest expense increased $1.0 due to senior notes issued in the third quarter of 2014.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Summary of Results
Our Other segment reported a pre-tax adjusted operating loss of $46.7 for the nine months ended September 30, 2015, compared with a loss of $24.8 for the same period in 2014. Lower net investment income reflected higher amortization of tax credit investments and mark-to-market losses on alternative investments. Interest expense increased $6.4 due to senior notes issued in the third quarter of 2014. Additionally, operating expenses were higher due to $3.9 of Merger-related expenses.

Investments
Our investment portfolio is intended to support the expected cash flows of our liabilities and produce stable returns over the long term. The composition of our portfolio reflects our asset management philosophy of protecting principal and receiving appropriate reward for risk. As of September 30, 2015, our investment portfolio consisted of high quality fixed maturities and commercial mortgage loans we originated, as well as a smaller allocation of high-yield fixed maturities, marketable equity securities, investments in limited partnerships (primarily tax credit investments and alternative investments, which include private equity and hedge funds) and other investments. Our equity investments primarily consist of common stock and exchange-traded funds (ETFs) and mainly support asset and liability matching strategies for long-duration insurance products in our Income Annuities segment. We believe that prudent levels of equity investments offer enhanced long-term, after-tax total returns.
The following table presents the composition of our investment portfolio:

	As of September 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
Types of Investments
Fixed maturities, available-for-sale:
Public	$25,614.4	79.0%	$24,450.4	79.8%
Private	1,172.3	3.7	929.0	3.0
Marketable equity securities, available-for-sale	86.7	0.3	120.5	0.4
Marketable equity securities, trading	525.0	1.6	532.0	1.8
Mortgage loans, net	4,581.0	14.1	4,130.1	13.5
Policy loans	59.6	0.2	61.9	0.2
Investments in limited partnerships (1):
Alternative investments	51.5	0.1	71.5	0.2
Tax credit investments	212.9	0.7	238.4	0.8
Other invested assets (2)	105.8	0.3	100.5	0.3
Total	$32,409.2	100.0%	$30,634.3	100.0%
____________________

(1)	Alternative investments are carried at fair value, and tax credit investments are carried at amortized cost.

(2)	Primarily derivative instruments.
Invested assets increased $1,774.9 during the nine months ended September 30, 2015 primarily due to portfolio growth generated by sales in the Retirement Division. This was partially offset by a net decline in the fair value of corporate bonds driven by credit spreads widening for both the three and nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, we had net unrealized gains of $1.29 billion and $1.73 billion, respectively, on our fixed maturity portfolio.

Investment Returns
Net Investment Income
Return on invested assets is an important element of our financial results. The following tables set forth the income yield and net investment income, excluding realized gains (losses), for each major investment category:

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.76%	$297.9	4.78%	$278.8
Marketable equity securities, available-for-sale	3.14	0.6	3.35	1.0
Marketable equity securities, trading	3.07	3.7	2.94	2.9
Mortgage loans, net	5.54	62.6	5.68	54.5
Policy loans	5.78	0.9	5.63	0.9
Investments in limited partnerships:
Alternative investments	*	(5.6)	*	(4.5)
Tax credit investments (2)	*	(11.7)	*	(8.1)
Other income producing assets (3)	*	0.9	*	1.1
Gross investment income before investment expenses	4.54	349.3	4.59	326.6
Investment expenses	(0.12)	(9.4)	(0.11)	(8.1)
Net investment income	4.42%	$339.9	4.48%	$318.5

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Yield (1)	Amount	Yield (1)	Amount
Types of Investments
Fixed maturities, available-for-sale	4.70%	$861.2	4.87%	$837.8
Marketable equity securities, available-for-sale	4.17	3.1	4.04	3.6
Marketable equity securities, trading	2.83	10.0	3.22	9.3
Mortgage loans, net	5.57	181.1	5.62	156.1
Policy loans	5.57	2.5	5.58	2.6
Investments in limited partnerships:
Alternative investments	*	(13.1)	*	(4.8)
Tax credit investments (2)	*	(26.9)	*	(21.1)
Other income producing assets (3)	*	3.3	*	3.3
Gross investment income before investment expenses	4.54	1,021.2	4.72	986.8
Investment expenses	(0.12)	(26.9)	(0.12)	(24.9)
Net investment income	4.42%	$994.3	4.60%	$961.9
____________________

*	Represents yield that is not meaningful.

(1)
Yields are determined based on monthly averages calculated using beginning and end-of-period balances. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for all other asset types are based on carrying values.

(2)
The negative impact from the tax credit investments is offset by U.S. federal income tax benefits. The total impact to net income was $3.3 and $6.0 for the three months ended September 30, 2015 and 2014, respectively. The total impact to net income was $18.0 and $21.0 for the nine months ended September 30, 2015 and 2014, respectively. For further discussion, see "- Investments in Limited Partnerships - Tax Credit Investments."

(3)	Other income producing assets includes other invested assets and cash and cash equivalents.
Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
For the three months ended September 30, 2015, net investment income increased $21.4 compared to the same period in 2014. For the nine months ended September 30, 2015, net investment income increased $32.4 compared to the same period in 2014. For both periods, the increases were driven by income on higher average invested assets and higher prepayment activity, partially offset by overall lower portfolio yields.

Excluding the impact of prepayments, which are discussed below, yields on our investment portfolio for the three months ended September 30, 2015 were 4.12%, which decreased from 4.38% in 2014 and for the nine months ended September 30, 2015 were 4.24%, which decreased from 4.47% in 2014. These reductions are a result of earned rates on new purchases, which are significantly below overall portfolio yields. We have experienced significant growth in the volume of new investment purchases on cash inflows from strong sales and the proceeds from prepayment activity, pay-downs, and maturities of invested assets. The interest rates on new investment purchases associated with these cash flows are putting downward pressure on our overall portfolio yield.
Prepayment-related income, which includes make-whole payments and consent fees on early calls or tenders of fixed maturities, prepayment speed adjustments on structured securities, and prepayment fees on our commercial mortgage loans, remained higher than historical levels. The following table presents the impact from prepayment-related activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Impact to net investment income	$23.0	$7.1	$42.6	$26.3
Impact to yield	0.30%	0.10%	0.18%	0.13%
In an attempt to mitigate the impact of low interest rates, we have pursued strategies that generally provide more attractive yields while retaining an appropriate risk profile. This includes a continued focus on our underwriting of commercial mortgage loans and increasing our investments in high-quality private placement and foreign corporate fixed maturities. Additionally, during the second quarter of 2015, we began investing in a modest amount of collateralized loan obligations and continued to do so through the third quarter of 2015. For further information about these investments, see "—Fixed Maturity Securities" and "—Mortgage Loans."
Net Realized Gains (Losses)
The following table sets forth the detail of our net realized gains (losses) before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains on sales of fixed maturities	$2.2	$1.5	$10.1	$21.0
Gross realized losses on sales of fixed maturities	(3.5)	(3.3)	(18.2)	(5.7)
Impairments:
Total credit-related	(4.3)	(0.3)	(6.9)	(1.6)
Intent to sell	(7.4)	(1.3)	(15.4)	(2.5)
Total impairments on securities	(11.7)	(1.6)	(22.3)	(4.1)
Net gains (losses) on trading securities	(22.8)	(12.0)	(27.0)	29.4
Net realized gains (losses) related to FIA:
Certain realized gains (losses) (1)	(0.2)	(0.1)	(0.7)	—
Fair value changes — embedded derivative and related options (2)	(13.8)	4.9	(13.9)	1.2
Net gains (losses) on investments in limited partnerships (3)	(11.2)	(4.5)	(23.8)	(11.3)
Other net gains (losses) (4):
Other gross gains	13.4	15.4	26.9	31.1
Other gross losses	(8.8)	(15.1)	(22.3)	(30.4)
Net realized gains (losses)	$(56.4)	$(14.8)	$(91.2)	$31.2
____________________

(1)
Represents the changes in fair value of index options purchased to economically hedge our block of FIA business sold during the late 1990s (the old block), which has an account value of $34.5 as of September 30, 2015. This change in fair value is included in pre-tax adjusted operating income for our Deferred Annuities segment.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
For the three months ended September 30, 2015, our portfolio produced higher net realized losses, compared to the same period in 2014. The decrease reflects net realized losses related to FIA compared with gains in the third quarter of 2014, increased net losses on mark-to-market equities, and higher impairments on fixed maturities and limited partnership investments.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015, our portfolio produced net realized losses, compared with gains for the same period in 2014. This was driven by net losses on mark-to-market equities compared with net gains in the prior period as well as higher impairments.
For further discussion of the performance of our equity portfolio, see "— Return on Equity Investments."
Impairments of Available-for-Sale Securities
We regularly monitor our investments for indicators of impairment. When evaluating a security for possible impairment, we consider several factors, which are described in more detail in Note 4 to the accompanying unaudited interim condensed consolidated financial statements. Impairments for the three and nine months ended September 30, 2015 increased from the same periods in 2014 by $10.1 and $18.2, respectively. These increases were primarily driven by write downs on high yield securities, including those we intend to sell which were mainly securities concentrated in the energy sector.
For those issuers for which we recorded a credit-related impairment during the nine months ended September 30, 2015, we had remaining holdings with an amortized cost of $19.3 and fair value of $12.1. Based on our analysis, including cash flow analysis where appropriate, we believe the amortized cost of these securities is recoverable.
As of September 30, 2015, our gross unrealized losses on fixed maturities, after the recognition of other-than-temporary impairments, increased $126.3 from December 31, 2014. This increase was primarily due to credit spreads widening. As of September 30, 2015 and December 31, 2014, 29.3% and 22.8%, respectively, of the gross unrealized losses were related to securities due after ten years and our mortgage backed securities. The fair value of these securities fluctuates more significantly with changes in interest rates and credit spreads, and we believe they will recover over time.
Refer to Note 4 to the accompanying unaudited interim condensed consolidated financial statements for a table summarizing the amortized cost and fair value of fixed maturities by contractual years to maturity as of September 30, 2015.
Fixed Maturity Securities
Fixed maturities represented approximately 82.7% and 82.8% of invested assets as of September 30, 2015 and December 31, 2014, respectively. The majority of our fixed maturities are invested in highly marketable or publicly traded securities. We invest in a small amount of privately placed fixed maturities to enhance the overall value of the portfolio and obtain higher yields than can ordinarily be obtained with comparable securities in public markets. As of September 30, 2015 and December 31, 2014, privately placed fixed maturities represented 4.4% and 3.7%, respectively, of our total fixed maturity portfolio at fair value.
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

The following table presents our fixed maturities by NAIC designation and S&P equivalent credit ratings, as well as the percentage of total fixed maturities, based upon fair value that each designation comprises:

	As of September 30, 2015			As of December 31, 2014
	Amortized Cost	Fair Value	% of Total Fair Value	Amortized Cost	Fair Value	% of Total Fair Value
NAIC: S&P Equivalent:
1 AAA, AA, A	$14,187.3	$15,104.1	56.4%	$13,407.9	$14,491.2	57.1%
2 BBB	10,192.0	10,587.1	39.5	9,126.7	9,761.6	38.5
Total investment grade	24,379.3	25,691.2	95.9	22,534.6	24,252.8	95.6
3 BB	599.6	602.8	2.3	541.2	561.5	2.2
4 B	430.2	422.9	1.6	490.2	492.3	1.9
5 CCC & lower	83.0	66.0	0.2	74.6	66.9	0.3
6 In or near default	6.6	3.8	—	5.9	5.9	—
Total below investment grade	1,119.4	1,095.5	4.1	1,111.9	1,126.6	4.4
Total	$25,498.7	$26,786.7	100.0%	$23,646.5	$25,379.4	100.0%
As of September 30, 2015, our NAIC 5 and 6 designated securities had gross unrealized losses of $20.7. Our analysis of these securities, including management's estimates of future cash flows, where appropriate, supports the recoverability of amortized cost.

Fixed Maturity Securities and Unrealized Gains and Losses by Security Sector
The following tables set forth the fair value of our fixed maturities by sector, as well as the associated gross unrealized gains and losses and the percentage of total fixed maturities that each sector comprises as of the dates indicated:

	As of September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,639.0	$112.6	$(31.7)	$2,719.9	10.2%
Consumer staples	2,486.2	185.8	(12.0)	2,660.0	9.9
Energy	1,460.2	70.2	(51.4)	1,479.0	5.5
Financial	2,055.0	133.2	(23.6)	2,164.6	8.1
Health care	2,382.4	112.2	(17.3)	2,477.3	9.2
Industrial	3,692.1	260.0	(20.2)	3,931.9	14.7
Information technology	474.9	21.6	(4.7)	491.8	1.8
Materials	1,416.6	74.5	(18.6)	1,472.5	5.5
Telecommunication services	667.7	35.5	(13.8)	689.4	2.6
Utilities	2,009.0	189.3	(16.1)	2,182.2	8.1
Total corporate securities	19,283.1	1,194.9	(209.4)	20,268.6	75.6
U.S. government and agencies	532.9	10.2	—	543.1	2.0
State and political subdivisions	830.9	44.5	(0.6)	874.8	3.3
Residential mortgage-backed securities:
Agency	2,264.0	155.6	(4.5)	2,415.1	9.0
Non-agency:
Prime	276.3	9.6	—	285.9	1.1
Alt-A	48.7	3.5	—	52.2	0.2
Total residential mortgage-backed securities	2,589.0	168.7	(4.5)	2,753.2	10.3
Commercial mortgage-backed securities:
Agency	96.0	8.0	—	104.0	0.4
Non-agency	1,075.1	46.8	(2.4)	1,119.5	4.2
Total commercial mortgage-backed securities	1,171.1	54.8	(2.4)	1,223.5	4.6
Collateralized loan obligations	526.7	—	(7.1)	519.6	1.9
Other debt obligations	565.0	39.4	(0.5)	603.9	2.3
Total	$25,498.7	$1,512.5	$(224.5)	$26,786.7	100.0%

	As of December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total Fair Value
Security Sector
Corporate securities:
Consumer discretionary	$2,279.5	$137.4	$(7.6)	$2,409.3	9.5%
Consumer staples	2,636.4	232.2	(7.1)	2,861.5	11.3
Energy	1,286.3	90.0	(27.5)	1,348.8	5.3
Financial	1,888.7	168.9	(15.4)	2,042.2	8.1
Health care	2,084.9	134.2	(9.0)	2,210.1	8.7
Industrial	3,160.1	313.5	(5.3)	3,468.3	13.7
Information technology	509.9	32.3	(2.2)	540.0	2.1
Materials	1,270.3	90.0	(6.9)	1,353.4	5.3
Telecommunication services	747.0	73.9	(1.6)	819.3	3.2
Utilities	1,905.6	239.1	(5.1)	2,139.6	8.4
Total corporate securities	17,768.7	1,511.5	(87.7)	19,192.5	75.6
U.S. government and agencies	404.8	6.1	(1.0)	409.9	1.6
State and political subdivisions	789.7	40.1	(0.6)	829.2	3.3
Residential mortgage-backed securities:
Agency	2,430.7	143.0	(6.1)	2,567.6	10.1
Non-agency:
Prime	282.4	9.6	(0.4)	291.6	1.2
Alt-A	58.9	3.3	—	62.2	0.2
Total residential mortgage-backed securities	2,772.0	155.9	(6.5)	2,921.4	11.5
Commercial mortgage-backed securities:
Agency	156.8	8.9	(0.3)	165.4	0.7
Non-agency	1,105.8	64.1	(1.4)	1,168.5	4.6
Total commercial mortgage-backed securities	1,262.6	73.0	(1.7)	1,333.9	5.3
Other debt obligations	648.7	44.5	(0.7)	692.5	2.7
Total	$23,646.5	$1,831.1	$(98.2)	$25,379.4	100.0%
Our fixed maturities holdings are diversified by industry and issuer. As of September 30, 2015 and December 31, 2014, the fair value of our ten largest issuers of corporate securities holdings was $1,535.8 and $1,435.5, or 7.6% and 7.5%, respectively, of total corporate securities. The fair value of our largest exposure to a single issuer of corporate securities was $166.9 and $152.5, or 0.8% of total corporate securities, as of both September 30, 2015 and December 31, 2014, respectively. Of these holdings, $134.7 and $123.3, respectively, were rated investment grade. The remainder was rated below investment grade, with NAIC ratings of 3 or 4.
Our investments in U.S. government and agency securities are generally purchases of U.S. treasury bonds as part of our cash management and asset-liability matching strategies to obtain higher yields and match liability durations from incoming cash flows until investments with adequate spreads are found. Our holdings of these securities will fluctuate from quarter to quarter based on sales volume and timing of cash deployment. In addition, these holdings may fluctuate to support collateral needs for our derivatives program.
As of September 30, 2015 and December 31, 2014, the fair value of our state and political subdivision securities included $837.0 and $793.1 of municipal revenue bonds and $37.8 and $36.1 of municipal general obligation bonds, respectively. We have municipal holdings of $6.0 and $5.6 in Illinois as of September 30, 2015 and December 31, 2014, respectively, and no exposure to municipal holdings in Michigan or Puerto Rico.
Exposure to Foreign Fixed Maturities
As part of our strategy to improve portfolio yields, we invest in high-quality foreign corporate securities. The majority of these holdings are denominated in U.S. dollars, and we utilize foreign currency swaps and forwards to hedge our exposure to those denominated in foreign currencies. As of September 30, 2015 and December 31, 2014, we held $705.9 and $725.1, respectively, of fixed maturities denominated in a foreign currency and reported in U.S. dollars based on period-end exchange rates.
The following tables summarize our exposure to foreign fixed maturity holdings by sovereign debt, financial industry and other corporate debt exposures. The country designation is based on the issuer's country of incorporation.

	As of September 30, 2015
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$123.9	$729.1	$853.0	18.6%	$833.0
Netherlands	—	23.9	630.3	654.2	14.2	632.6
Luxembourg	—	15.9	390.1	406.0	8.8	403.1
France	—	21.8	245.2	267.0	5.8	257.8
Switzerland	—	130.5	—	130.5	2.8	123.0
Other European countries	0.3	—	230.1	230.4	5.0	228.0
Total European holdings	$0.3	$316.0	$2,224.8	$2,541.1	55.2%	$2,477.5
Canada	14.8	—	843.5	858.3	18.7	827.0
Cayman Islands	75.3	484.2	51.4	610.9	13.3	613.0
Australia	—	1.7	254.2	255.9	5.6	249.8
Other foreign countries	—	9.6	316.6	326.2	7.2	332.3
Total foreign holdings	$90.4	$811.5	$3,690.5	$4,592.4	100.0%	$4,499.6

	As of December 31, 2014
	Sovereign Debt	Financial Industry	Other Corporate	Total Fair Value	% of Exposure	Amortized Cost
United Kingdom	$—	$99.0	$752.9	$851.9	21.3%	$814.5
Netherlands	—	4.8	599.8	604.6	15.1	571.2
Luxembourg	—	17.2	293.5	310.7	7.8	297.7
France	—	20.4	273.1	293.5	7.3	280.1
Switzerland	—	111.4	—	111.4	2.8	103.1
Other European countries	0.4	—	229.7	230.1	5.7	221.0
Total European holdings	$0.4	$252.8	$2,149.0	$2,402.2	60.0%	$2,287.6
Canada	15.1	—	869.7	884.8	22.1	826.0
Mexico	—	1.7	272.2	273.9	6.8	269.3
Australia	—	17.3	228.2	245.5	6.1	233.0
Other foreign countries	79.4	38.9	83.2	201.5	5.0	201.1
Total foreign holdings	$94.9	$310.7	$3,602.3	$4,007.9	100.0%	$3,817.0
As of September 30, 2015 and December 31, 2014, the fair value of our exposure to foreign fixed maturities was 17.1% and 15.8% of our total fixed maturities portfolio, respectively. Our gross unrealized losses on these securities increased to $37.9 as of September 30, 2015, compared to $21.8 as of December 31, 2014, primarily due to wider credit spreads. The fair value of our total exposure to Ireland, Italy, Portugal, and Spain was $73.6 and $77.6 as of September 30, 2015 and December 31, 2014, respectively. We have no exposure to issuers in Greece, Russia or Ukraine.
The fair value of our ten largest foreign security holdings by issuer was $1,087.8, or 4.1% of the fixed maturities portfolio as of September 30, 2015, and $1,087.3, or 4.3%, as of December 31, 2014. All of the holdings of our ten largest foreign issuers were investment grade with NAIC ratings of 2 or higher. The securities we held from our largest single foreign issuer, a Netherlands company, had the highest NAIC rating of 1 and a fair value of $141.4 or 0.5% of the portfolio as of September 30, 2015. For the period ended December 31, 2014, the securities we held from our largest single foreign issuer, a Canadian company, had an NAIC rating of 1 and a fair value of $124.9 or 0.5% of the portfolio.

Mortgage-Backed Securities
Our fixed maturities portfolio included $3.98 billion of residential and commercial mortgage-backed securities at fair value as of September 30, 2015, of which 63.3% were agency securities. Additionally, 25.1% of our mortgage-backed securities are AAA-rated non-agency securities in the most senior tranche of the structure type.
Non-agency mortgage-backed securities issued in the 2006 through 2008 vintage years were generally the most affected by the financial crisis, due to weaker underwriting standards and an issuance date closest to the market peak in real estate prices. As of September 30, 2015, our non-agency mortgage-backed securities with vintage years 2006 through 2008, which are primarily commercial mortgage-backed securities, had an amortized cost of $506.2 and a fair value of $482.8.
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
Residential Mortgage-Backed Securities (RMBS)
We classify our investments in RMBS as agency, prime, Alt-A, and subprime. Agency RMBS are guaranteed or otherwise supported by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Prime RMBS have underlying loans to customers with good quality credit profiles, and subprime RMBS have underlying loans to customers with a greater risk of default. Alt-A RMBS have overall credit quality between prime and subprime, based on a review of their underlying mortgage loans and factors such as credit scores and financial ratios. The Company had no exposure to subprime loans as of September 30, 2015 or December 31, 2014.
As of September 30, 2015, our Alt-A portfolio was collateralized with 97.1% fixed rate mortgages and 2.9% hybrid adjustable rate mortgages (ARMs) with no exposure to option ARMs. Generally, fixed rate mortgages have had better credit performance than ARMs, with lower delinquencies and defaults on the underlying collateral.

The following table sets forth the total fair value, and amortized cost of our non-agency RMBS by year of origination (vintage) and credit quality, based on the highest rating by Moody's, S&P, or Fitch. There were two securities with a total amortized cost and fair value of $12.2 and $12.3, respectively, which were rated below investment grade by either Moody's, S&P or Fitch, while at least one other agency rated the securities as investment grade.

	As of September 30, 2015
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2014
Vintage:
2009-2015	$172.1	$—	$172.1	$156.3
2006-2008	—	46.4	46.4	58.4
2005 and prior	44.8	61.7	106.5	126.6
Total amortized cost	$216.9	$108.1	$325.0	$341.3
Net unrealized gains (losses)	6.0	7.1	13.1	12.5
Total fair value	$222.9	$115.2	$338.1	$353.8
As of September 30, 2015 and December 31, 2014, 71.6% and 67.9%, respectively, of the fair value of our non-agency RMBS had super senior subordination. The super senior class has priority over all principal and interest cash flows and will not experience any loss of principal until lower levels are written down to zero. Therefore, the majority of our RMBS investments have less exposure to defaults and delinquencies in the underlying collateral than if we held the more subordinated classes.

The following table provides additional information on our RMBS prepayment exposure, by type and vintage:

	As of September 30, 2015
	Amortized Cost	Unrealized Gains/ (Losses)	Fair Value	Gross Discount	Gross Premium	Average Mortgage Loan Rate
Agency:
CMO:
2009-2015	$1,488.7	$87.6	$1,576.3	$35.9	$(15.7)	4.1%
2006-2008	1.6	0.2	1.8	0.1	—	5.6
2005 and prior	321.3	46.9	368.2	8.9	(1.9)	6.2
Total Agency CMO	$1,811.6	$134.7	$1,946.3	$44.9	$(17.6)	4.5%
Passthrough:
2009-2015	$407.8	$11.4	$419.2	$1.6	$(11.3)	4.2%
2006-2008	20.3	2.2	22.5	0.1	(0.3)	6.3
2005 and prior	24.3	2.8	27.1	0.5	(0.2)	5.8
Total Agency Passthrough	452.4	16.4	468.8	2.2	(11.8)	4.4
Total Agency RMBS	$2,264.0	$151.1	$2,415.1	$47.1	$(29.4)	4.4%
Non-Agency:
2009-2015	$172.1	$3.2	$175.3	$1.7	$(1.0)	4.0%
2006-2008	46.4	4.1	50.5	8.2	(0.2)	5.2
2005 and prior	106.5	5.8	112.3	5.2	—	5.5
Total Non-Agency RMBS	325.0	13.1	338.1	15.1	(1.2)	4.7
Total RMBS	$2,589.0	$164.2	$2,753.2	$62.2	$(30.6)	4.8%
Commercial Mortgage-Backed Securities (CMBS)
The following table sets forth the total fair value, and amortized cost of our non-agency CMBS by credit quality and vintage.

	As of September 30, 2015
	Highest Rating Agency Rating
	Investment Grade	Below Investment Grade	Total	Total as of December 31, 2014
Vintage:
2009-2015	$527.7	$24.8	$552.5	$492.5
2006-2008	447.7	12.1	459.8	493.7
2005 and prior	62.8	—	62.8	119.6
Total amortized cost	$1,038.2	$36.9	$1,075.1	$1,105.8
Net unrealized gains (losses)	44.9	(0.5)	44.4	62.7
Total fair value	$1,083.1	$36.4	$1,119.5	$1,168.5
As of September 30, 2015, our CMBS portfolio was highly concentrated in the most senior tranches, with 99.8% of our AAA-rated securities in the most senior tranche, based on amortized cost. The senior class has priority over the mezzanine and junior classes to all principal and interest cash flows and will not experience any loss of principal until both the entire mezzanine and junior tranches are written down to zero. As of September 30, 2015, our CMBS had a total gross unamortized discount and premium of $7.5 and $9.1, respectively.
The weighted-average credit enhancement of our CMBS portfolio was 32.3% as of September 30, 2015. We believe this additional credit enhancement is significant, especially in the event of a deep real estate downturn during which losses would be expected to increase substantially.

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
The following table presents selected information about the composition of our mortgage loan portfolio:

	As of September 30, 2015	As of December 31, 2014
Average loan balance	$2.4	$2.5
Largest loan balance	16.0	15.3
Weighted average LTV ratio	52.0%	53.4%
Weighted average DSCR	1.85	1.82
As of September 30, 2015 and December 31, 2014, 72.5% and 72.4%, respectively, of our mortgage loans had an outstanding balance under $5.0.
We continue to increase our investments in mortgage loans, as this strategy has resulted in increased net investment yields when compared to fixed maturity investments. For the three and nine months ended September 30, 2015, we originated loans at a spread over U.S. Treasuries of approximately 230bps, compared with 235bps for the year ended December 31, 2014. Spreads remain tight, primarily due to increased competition for loans that meet our size, duration and underwriting standards. Additionally, U.S. Treasury rates remained low, which has led to a decline in our overall mortgage loan portfolio yield.
We believe a disciplined increase in commercial mortgage loan investments will help maintain the overall quality of our investment portfolio and obtain appropriate yields to match our policyholder liabilities. We originated $243.0 and $714.0 of mortgage loans during the three and nine months ended September 30, 2015, respectively, and expect to increase our originations during the remainder of 2015.
We believe we have maintained our disciplined underwriting approach as we have increased our mortgage loan portfolio. The following table presents information about our mortgage loan originations, based on period end values:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Weighted average LTV ratio of loans originated	51.7%	52.5%
Maximum LTV ratio of loans originated	72.7	73.4
Weighted average DSCR of loans originated	1.86	1.88
Minimum DSCR of loans originated	1.01	1.01

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
The following table sets forth the LTV ratios for our mortgage loan portfolio:

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Loan-to-Value Ratio:
< or = 50%	$2,003.0	43.7%	$1,597.9	38.7%
51% - 60%	1,318.5	28.7	1,284.6	31.1
61% - 70%	978.6	21.3	948.1	22.9
71% - 75%	182.5	4.0	163.7	4.0
76% - 80%	45.5	1.0	55.8	1.3
81% - 100%	48.8	1.1	76.5	1.8
> 100%	8.2	0.2	7.9	0.2
Total	$4,585.1	100.0%	$4,134.5	100.0%
The following table sets forth the carrying value and weighted-average LTV ratios for our mortgage loan portfolio by year of origination:

	As of September 30, 2015			As of December 31, 2014
	Carrying Value	% of Total Value	Weighted Average LTV	Carrying Value	% of Total Value	Weighted Average LTV
Origination Year:
2015	$729.2	15.9%	51.7%
2014	910.5	19.8	56.3	$935.5	22.6%	52.5%
2013	678.9	14.8	53.3	701.8	17.0	56.6
2012	699.4	15.3	51.5	749.5	18.1	54.7
2011	732.6	16.0	51.9	792.4	19.2	55.6
2010	390.5	8.5	48.0	434.0	10.5	49.3
2009 and prior	444.0	9.7	45.9	521.3	12.6	49.2
Total	$4,585.1	100.0%	52.0%	$4,134.5	100.0%	53.4%
The DSCR compares the amount of rental income a property is generating to the amount of the mortgage payments due on the property. A higher DSCR generally indicates a higher quality loan. DSCRs are calculated using the most current annual operating history for the collateral, which are typically updated during the third quarter. The following table sets forth the DSCRs for our mortgage loan portfolio:

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Debt Service Coverage Ratio:
> or = 1.60	$2,755.7	60.1%	$2,418.5	58.5%
1.40 - 1.59	851.0	18.5	832.5	20.1
1.20 - 1.39	595.6	13.0	501.1	12.1
1.00 - 1.19	251.6	5.5	278.2	6.7
0.85 - 0.99	55.3	1.2	31.6	0.8
< 0.85	75.9	1.7	72.6	1.8
Total	$4,585.1	100.0%	$4,134.5	100.0%
As of September 30, 2015, loans with an aggregate carrying value of $131.2 had a DSCR of less than 1.00. The average outstanding principal balance of these loans was $1.9 with a weighted average LTV of 73.0%.

Composition of Mortgage Loans
The following table sets forth our investments in mortgage loans by state:

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
State:
California	$1,305.4	28.5%	$1,202.6	29.1%
Texas	521.3	11.4	447.2	10.8
Washington	360.8	7.9	345.8	8.4
Illinois	187.7	4.1	158.2	3.8
Florida	184.7	4.0	165.9	4.0
Ohio	179.1	3.9	168.8	4.1
Nevada	166.2	3.6	146.5	3.5
Arizona	156.7	3.4	129.6	3.1
New York	145.6	3.2	123.0	3.0
Oregon	135.5	3.0	134.5	3.3
Other	1,242.1	27.0	1,112.4	26.9
Total	$4,585.1	100.0%	$4,134.5	100.0%
The following table sets forth our investments in mortgage loans by property type:

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
Property Type:
Shopping centers and retail	$2,305.2	50.3%	$2,074.5	50.2%
Office buildings	1,004.4	21.9	929.9	22.5
Industrial	736.8	16.1	695.0	16.8
Multi-family	296.6	6.5	230.0	5.6
Other	242.1	5.2	205.1	4.9
Total	$4,585.1	100.0%	$4,134.5	100.0%
The shopping centers and retail portfolio is diversified among several sub-categories including anchored shopping centers, restaurants, and car care centers.

Maturity Date of Mortgage Loans
The following table sets forth our investments in mortgage loans by contractual maturity date:

	As of September 30, 2015
	Carrying Value	% of Total
Years to Maturity:
Due in one year or less	$35.7	0.8%
Due after one year through five years	513.0	11.2
Due after five years through ten years	1,680.0	36.6
Due after ten years	2,356.4	51.4
Total	$4,585.1	100.0%
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

Additionally, our loan terms usually allow borrowers to prepay their mortgage loan prior to the stated maturity or outside specified rate resetting windows. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment. However, the majority of our mortgage loans contain yield maintenance prepayment provisions that we believe mitigate such prepayments. For the three months ended September 30, 2015 and 2014, we received principal related to prepayments totaling $33.4 and $25.5, respectively, which generated prepayment-related investment income of $4.1 and $2.1, respectively. For the nine months ended September 30, 2015 and 2014, we received principal related to prepayments totaling $111.5 and $72.4, respectively, which generated prepayment-related investment income of $11.6 and $4.1, respectively.
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
The following table sets forth the impact of these investments on net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization, net of taxes	$(7.6)	$(5.2)	$(17.5)	$(13.7)
Realized losses, net of taxes	(7.3)	(3.0)	(12.9)	(7.3)
Tax credits	18.2	14.2	48.4	42.0
Impact to net income	$3.3	$6.0	$18.0	$21.0
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

Impact to Net
Income
Remainder of 2015	$13.2
2016	18.3
2017	12.3
2018	12.6
2019 and beyond	10.1
Estimated impact to net income	$66.5
Liquidity and Capital Resources
Symetra conducts its operations through its operating subsidiaries, and its liquidity requirements primarily have been and will continue to be met by funds from such subsidiaries. Dividends from its subsidiaries are Symetra’s principal source of cash to pay dividends to stockholders and meet its obligations, including payments of principal and interest on notes payable. Payments of dividends from its insurance subsidiaries are subject to restrictions under state insurance regulations.
We actively manage our liquidity in light of changing market, economic and business conditions, and we believe that our liquidity levels are more than adequate to cover our exposures, as evidenced in the discussion below.
Liquid Assets
Symetra’s insurance company subsidiaries have investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance policies and structured settlement annuities, are matched with investments having similar estimated lives such as long-term fixed maturities, commercial mortgage loans and marketable equity securities. Shorter-term liabilities are matched with shorter-term fixed maturities. In addition, Symetra's insurance company subsidiaries hold sufficient levels of highly liquid, high quality assets to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2015, Symetra's primary life insurance subsidiary, Symetra Life Insurance Company, had an estimated risk-based capital ratio of approximately 432%. We believe this provides adequate capital levels for growth of our business.
We define liquid assets to include cash, cash equivalents, short-term investments, publicly traded fixed maturities and equity securities. As of September 30, 2015 and December 31, 2014, Symetra's insurance company subsidiaries had liquid assets of $26.1 billion and $24.9 billion, respectively, and Symetra had liquid assets of $294.7 and $316.8, respectively. The portion of our total liquid assets consisting of cash and cash equivalents and short-term investments was $183.3 and $159.4 as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, we had the ability to borrow, on an unsecured basis, a principal amount of $400.0 under a revolving line of credit arrangement with an expansion feature providing access to up to $100.0, for a total maximum principal amount of $500.0. On October 6, 2015, we and the lenders entered into an amendment to the credit arrangement in which the lenders agreed, subject to certain conditions, to waive any default or event of default as a result of the consummation of the Merger. Additionally, on October 16, 2015, the Company entered into a term loan credit agreement under which it may borrow up to $300.0 of unsecured term loans on a single delayed-draw basis on or before April 1, 2016. The Company will use the proceeds of the term loans to settle its $300.0 Senior Notes that are scheduled to mature on April 1, 2016. The term loans will bear interest at a variable annual rate based on LIBOR or an alternate base rate plus an applicable margin and are scheduled to mature two years after the borrowing date, which maturity may be extended subject to certain conditions in the credit agreement.
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
The table below sets forth liquidity characteristics of our general account policyholder liabilities, composed of annuity reserves, deposit liabilities and policy and contract claim liabilities, net of reinsurance recoverables:

	As of September 30, 2015		As of December 31, 2014
	Amount	% of Total	Amount	% of Total
Illiquid: cannot be surrendered
Structured settlements & other single premium immediate annuities (1)	$6,495.8	22.4%	$6,527.2	24.3%
Somewhat Liquid: can be surrendered with adjustments or charges of 3% or more
Deferred Annuities:
Surrender charges of 5% or higher	6,742.5	23.2	5,920.3	22.0
Surrender charges of 3 to 5%	397.4	1.3	1,207.8	4.5
MVA and surrender charges of 5% or higher (2)	4,494.6	15.5	2,991.2	11.1
5 year payout provision or MVA (3)	284.7	1.0	292.3	1.1
BOLI (4)	5,096.2	17.5	5,001.5	18.6
Universal life	349.6	1.2	324.3	1.2
Total somewhat liquid	17,365.0	59.7%	15,737.4	58.5%
Liquid: can be surrendered with no adjustment or charges of less than 3%
Deferred Annuities:
No surrender charges (5)	3,315.1	11.5	3,038.0	11.3
Surrender charges less than 3%	1,041.0	3.6	836.1	3.1
Universal life	510.8	1.8	463.5	1.7
Total liquid	4,866.9	16.7%	4,337.6	16.1%
Other
Other (net of reinsurance) (6)	335.1	1.2	305.1	1.1
Total (7)	$29,062.8	100.0%	$26,907.3	100.0%
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

(7)
Represents the sum of funds held under deposit contracts, future policy benefits and policy and contract claims in the consolidated balance sheets, excluding other policyholder related liabilities and reinsurance recoverables of $279.4 and $253.0 as of September 30, 2015 and December 31, 2014, respectively.

Stockholder Distributions
Symetra declared and paid dividends of $0.11 per common share in each quarter of the first three quarters of 2015, as well as a special dividend of $0.50 in the third quarter, for a total payout of $96.4.
In 2013, Symetra's board of directors authorized a stock repurchase program for up to 16,000,000 shares, of which 9,053,303 shares were repurchased through 2014. During the nine months ended September 30, 2015, no shares were repurchased.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
Net cash flows provided by (used in) operating activities	$753.1	$713.8
Net cash flows provided by (used in) investing activities	(2,239.0)	(1,732.2)
Net cash flows provided by (used in) financing activities	1,509.8	1,051.6
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
Net cash provided by operating activities for the nine months ended September 30, 2015 increased $39.3 over the same period in 2014. This increase was primarily the result of profitable growth in our medical stop-loss and group life and DI businesses and timing differences in the settlement of federal income tax liabilities.
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
Net cash used in investing activities for the nine months ended September 30, 2015 increased $506.8 over the same period in 2014. This increase was primarily due to higher outflows related to purchases of fixed maturity securities, net of sales and maturities as a result of strong FIA sales.
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
Net cash provided by financing activities for the nine months ended September 30, 2015 increased $458.2 over the same period in 2014, primarily driven by increased policyholder deposits on higher sales of FIA. These were partially offset by a decrease related to net proceeds from debt issued in the third quarter of 2014 and an increase in dividends paid on our common stock, primarily driven by a special dividend paid during the third quarter of 2015.
Ratings
Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) continually review the financial performance and condition of most insurers and provide financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position.
As of September 30, 2015, Symetra Financial Corporation (SFC) and two of its life insurance company subsidiaries, Symetra Life Insurance Company (SLIC) and First Symetra National Life Insurance Company of New York (FSNLNY) had the following ratings from the major rating organizations:

	A.M. Best	S&P	Moody’s	Fitch
Financial Strength Ratings
SLIC	A (Excellent)	A (Strong)	A3 (Low Risk)	A+ (High Quality)
FSNLNY	A (Excellent)	A (Strong)	NR*	A+ (High Quality)
Issuer Credit/Default Ratings
SFC	bbb+ (Good)	BBB (Adequate)	Baa3 (Moderate Risk)	A- (High Quality)
SLIC	a+ (Excellent)	A (Strong)	NR*	NR*
FSNLNY	a+ (Excellent)	A (Strong)	NR*	NR*
____________________

* "NR" indicates not rated
Our ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. With the announcement of the proposed Merger, each rating organization has undertaken a review of our insurance company subsidiaries’ financial strength ratings in light of the proposed Merger.
The rating organizations may take various actions, positive or negative, and their actions may not be known until the proposed Merger closes. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit our access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require us to post collateral. As is the case with the financial strength ratings of our insurance subsidiaries, the rating organizations have undertaken a review of our debt ratings in light of the proposed Merger.
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
The following table presents a reconciliation of each of these non-GAAP financial measures to their most directly comparable GAAP financial measures:

	As of September 30, 2015	As of December 31, 2014
Total stockholders' equity	$3,126.1	$3,360.6
Less: accumulated other comprehensive income (AOCI)	756.5	990.6
Adjusted book value*	2,369.6	2,370.0
Book value per common share (1)	$26.91	$29.02
Adjusted book value per common share (2)*	$20.40	$20.47

	For the Twelve Months Ended
	September 30, 2015	December 31, 2014
Net income (3)	$157.2	$254.4
Less: excluded realized gains (losses)	(51.9)	27.2
Adjusted operating income (4)*	$209.1	$227.2

Return on stockholders' equity, or ROE	4.7%	7.8%
Average stockholders' equity (5)	$3,316.6	$3,260.3

Operating return on average equity, or ROAE (6)*	8.7%	9.5%
Average adjusted book value (7)*	$2,404.0	$2,402.3
_________________

*	Represents a non-GAAP measure.

(1)
Book value per common share is calculated as stockholders' equity divided by common shares outstanding totaling 116,154,402 and 115,797,451 as of September 30, 2015 and December 31, 2014, respectively.

(2)
Adjusted book value per common share is calculated as adjusted book value divided by common shares outstanding totaling 116,154,402 and 115,797,451 as of September 30, 2015 and December 31, 2014, respectively.

(3)	Net income for the most recent twelve months is used in the calculation of ROE. For the twelve months ended September 30, 2015, this consisted of quarterly net income of $19.6, $31.2, $38.8 and $67.6.

(4)
Adjusted operating income for the most recent twelve months is used in the calculation of operating ROAE. For the twelve months ended September 30, 2015, this consisted of quarterly adjusted operating income of $56.1, $49.6, $42.7 and $60.7. Adjusted operating income consists of net income, excluding after-tax net realized gains (losses) that are not reflective of the performance of the Company's insurance operations. For the twelve months ended September 30, 2015, the net quarterly reconciling amounts to arrive at net income were $(36.5), $(18.4), $(3.9) and $6.9.

(5)
Ending stockholders' equity balances for the most recent five quarters are used in the calculation of ROE. As of September 30, 2015, stockholders' equity for the most recent five quarters was $3,126.1, $3,170.2, $3,550.7, $3,360.6 and $3,375.3. As of December 31, 2014, stockholders' equity for the most recent five quarters was $3,360.6, $3,375.3, $3,428.6, $3,195.3, and $2,941.9.

(6)	Operating ROAE (return on average equity) is calculated based on adjusted operating income divided by average adjusted book value.

(7)
Ending adjusted book values for the most recent five quarters are used in the calculation of operating ROAE. Adjusted book value consists of stockholders' equity, less AOCI. As of September 30, 2015, adjusted book value for the most recent five quarters was $2,369.6, $2,418.5, $2,397.9, $2,370.0 and $2,464.2. AOCI for the most recent five quarters was $756.5, $751.7, $1,152.8, $990.6 and $911.1. As of December 31, 2014, adjusted book value of the most recent five quarters was $2,370.0, $2,464.2, $2,438.0, $2,391.0 and $2,348.3. AOCI for the most recent five quarters was $990.6, $911.1, $990.6, $804.3 and $593.6.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the 1934 Act), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a–15(e) of the 1934 Act, as of September 30, 2015. Based on this evaluation our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II – Other Information
Item 1. Legal Proceedings
On August 20, 2015, Shiva Y. Stein, a purported stockholder of Symetra ("Plaintiff"), filed a class action complaint (the “complaint”) against Symetra, each of the members of the Board of Directors and each of the Sumitomo Parties (together, the “defendants”) in the Superior Court of Washington, King County (the "Washington Court"), purportedly on behalf of certain stockholders of Symetra. The complaint alleges that the members of the Board of Directors breached their fiduciary duties in connection with their approval of the Merger Agreement. It further challenges the decision of the Board of Directors to adopt a forum selection bylaw designating the state and federal courts in the State of Delaware for the resolution of intracorporate disputes. Finally, the complaint alleges that the Sumitomo Parties aided and abetted the alleged breaches of fiduciary duties. Plaintiff asks the Washington Court to (i) declare that the lawsuit can be maintained as a class action, (ii) declare that the Merger is unfair, unjust and inequitable to Plaintiff and the other members of Plaintiff's class, (iii) enjoin the defendants from taking any steps necessary to accomplish the Merger at an inequitable and unfair price, (iv) in the event that the Merger occurs, rescind the Merger or award rescissory damages, (v) direct the defendants to account for the damages sustained, (vi) award Plaintiff costs and fees relating to the lawsuit and (vii) grant such other and further relief as the Washington Court may deem just and proper. On October 16, 2015, Plaintiff filed an amended complaint, which added a claim to the complaint that the members of the Board of Directors breached their fiduciary duty of disclosure by filing a materially deficient preliminary proxy statement and added an additional request of relief to enjoin the defendants from soliciting stockholder votes on the Merger until such alleged material deficiencies are remedied, and a motion for preliminary injunction, which sought to enjoin the Special Meeting of Stockholders from taking place. Symetra and the Board of Directors believe these claims are without merit and have been filed in an improper forum, in violation of Symetra's forum selection bylaw.
On October 28, 2015, counsel for the Company, the Board of Directors and the Sumitomo Parties entered into a memorandum of understanding (the “MOU”) with counsel for Plaintiff, pursuant to which the Company agreed to make certain disclosures concerning the Merger. In accordance with the terms of the MOU, the Plaintiff agreed to stay the proceeding in the Washington Court and to withdraw its request for a preliminary injunction. In addition, the MOU contemplates that, subject to the completion of confirmatory discovery by Plaintiff’s counsel, the parties will enter into a stipulation of settlement. The stipulation of settlement contemplated by the parties will be subject to customary conditions, including court approval following notice to Symetra stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will take place at which the Washington Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the Washington Court, it will resolve and release all claims that were or could have been brought in any actions challenging any aspect of the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to Symetra stockholders prior to the Washington Court’s final approval of the settlement. In connection with the settlement, subject to the ultimate determination of the Washington Court, Plaintiff’s counsel may receive an award of fees in an amount not to exceed $275,000 and be reimbursed for expenses of up to $15,000. This payment will not affect the amount of the consideration to be received by any Company stockholder in the Merger. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, or that the Washington Court will approve the settlement even if the parties were to enter into such stipulation. The MOU may be rendered null and void, if, among other reasons, (i) the Washington Court fails to enter a final order and judgment approving the settlement, or (ii) the Merger Agreement is terminated by the parties thereto or the Merger is not consummated for any reason.
The defendants in the action each have denied, and continue to deny, all of the allegations of wrongful or actionable conduct asserted in the complaint, and the Board of Directors vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the definitive proxy statement was complete and accurate in all material respects and that no further disclosure was required under applicable law. The defendants entered into the MOU and the contemplated settlement solely to eliminate the cost, burden, distraction and expense of having to defend the litigation further.
We are regularly also a party to litigation, arbitration proceedings and governmental examinations in the ordinary course of our business. While we cannot predict the outcome of any pending or future litigation or examination, we do not believe that any pending matter, individually or in the aggregate, will have a material adverse effect on our business. Disclosure concerning material legal proceedings can be found in Note 10 to the accompanying unaudited interim condensed consolidated financial statements under the caption "Litigation," which is incorporated here by this reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A — "Risk Factors" in our 2014 10-K. If any of those factors were to occur, they could materially and adversely affect our business, financial condition or future results and could cause actual results to differ materially from those expressed in forward-looking statements in this report. Other than the addition to our existing risk factor set forth below, and the new risk factors related to the proposed Sumitomo Merger also set forth below, there have been no material changes to the risk factors set forth in our 2014 10-K as of September 30, 2015.
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
If adopted as proposed, the regulations could cause our distributors to alter current compensation arrangements, change sales practices, and expand the amount of information that they provide to retirement plan sponsors, participants and IRA holders. To remain competitive, we would likely consider changing the design of our annuity products and the amounts and methods of compensation we pay for distribution. This could significantly increase product development costs, or limit sales opportunities for our retirement products through our current distribution arrangements, which may have a material adverse effect on our sales levels, financial condition, results of operations, and cash flows.
The proposed regulations face significant opposition from the insurance industry and others, and it is uncertain whether they will be adopted in their current form, when they will be adopted, or if they will be adopted at all. Further, it is unclear what impact such regulations may ultimately have on our business. Management continues to monitor developments on this issue.
Risks Related to the Proposed Sumitomo Merger
The Merger is subject to various closing conditions, including regulatory approvals.
As described in Note 1 to the accompanying unaudited interim condensed consolidated financial statements, on August 11, 2015, the Company entered into the Merger Agreement pursuant to which it would become a wholly owned subsidiary of Sumitomo Life Insurance Company. The Merger Agreement was adopted by the affirmative vote of the holders of a majority of all outstanding shares of Common Stock at a Special Meeting of Stockholders held on November 5, 2015. In addition, on September 28, 2015, the Company and Sumitomo received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Completion of the Merger remains subject to certain closing conditions, however, including, without limitation, the receipt of required regulatory approvals, including those of the JFSA, FINRA and domestic insurance regulators, the absence of legal impediments or a material adverse effect with respect to Symetra preventing the consummation of the Merger, as well as other conditions to closing as are customary in transactions such as the Merger. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions to obtain the necessary approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.
Failure to timely complete the Merger could adversely impact our stock price, business, financial condition and results of operations.
There is no assurance that the conditions to the Merger will be satisfied in a timely manner, or that the Merger will occur. A failure to consummate the Merger on a timely basis or at all could result in negative publicity and cause the price of our Common Stock to decline, to the extent our current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our stock has increased substantially. If the Merger is not consummated, the investment goals of our stockholders may be materially different than those of our stockholders on a pre-Merger announcement basis. In addition, we will remain liable for significant transaction costs that will be payable even if the Merger is not competed and could also be required to pay a $95 million termination fee to Sumitomo in certain specific circumstances. For these and other reasons, failure to timely consummate the Merger could adversely impact our stock price and perceived acquisition value, business, financial condition and results of operations.
The pendency of the Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations.
The proposed Merger and certain interim operating covenants that govern the conduct of our business during the pendency of the Merger (which, among other things, place certain restrictions on our ability to acquire other businesses, sell or transfer our assets and incur indebtedness) could cause disruptions to the Company’s business and business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition and could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities. For example, the attention of the Company’s management may be directed to Merger related considerations, the Company’s current and prospective employees may experience uncertainty about their future roles with the Company which may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us in a manner that negatively impacts the Company.
Stockholder litigation against the Company, our directors and/or the Sumitomo Parties could delay or prevent the Merger and cause us to incur significant costs and expenses.
Transactions such as the Merger are often subject to lawsuits by stockholders. To date, one class action complaint has been filed by a purported stockholder on behalf of certain stockholders of the Company. Such purported stockholder also filed a motion for preliminary injunction. The complaint sought injunctive relief, including enjoining defendants from soliciting stockholder votes on the Merger or consummating the Merger, a rescission of the Merger or an award of rescissory damages, an accounting by defendants for damages sustained, attorneys’ and other fees and costs and such other relief as the court deems just and proper. The motion for preliminary injunction sought to enjoin the Special Meeting of Stockholders from taking place. . On October 28, 2015, counsel for the Company and the Board of Directors entered into the MOU with counsel for Plaintiff, pursuant to which the Company agreed to make certain disclosures concerning the Merger. In accordance with the terms of the MOU, the Plaintiff agreed to stay the proceeding in the Washington Court and to withdraw its request for a preliminary injunction. In addition, the MOU contemplates that, subject to the completion of confirmatory discovery by Plaintiff’s counsel, the parties will enter into a stipulation of settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, or that the Washington Court will approve the settlement even if the parties were to enter into such stipulation. Additionally, there can be no assurance that no further lawsuits will be filed in connection with the Merger.
The closing of the Merger is subject to the satisfaction or waiver of the condition that no laws, temporary restraining orders, preliminary or permanent injunctions or other orders, judgments, decisions, opinions or decrees issued by a court or other governmental authority of competent jurisdiction and remaining in effect have the effect of making the Merger illegal or otherwise prohibit consummation of the Merger. If any lawsuits are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame or altogether.
Our debt ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement.
Following the announcement of the proposed Merger, the rating organizations have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Ratings, for additional information regarding the rating organizations and our ratings. Our ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. With the announcement of the proposed Merger, each rating organization has undertaken a review of our insurance company subsidiaries’ financial strength ratings in light of the transaction.
The rating organizations may take various actions, positive or negative, and their actions may not be known until the Merger closes. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities or products. A downgrade or other negative action by a rating organization with respect to our credit rating could limit our access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require us to post collateral. As is the case with the financial strength ratings of our insurance subsidiaries, the rating organizations have undertaken a review of our debt ratings in light of the proposed Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers
There were no purchases of common stock made by or on behalf of the Company during the quarter ended September 30, 2015.

Item 6. Exhibits

Incorporate By Reference
Exhibit Number	Exhibit Title	Filed Herewith	Form	Form Exhibit Number	File Number	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 11, 2015, by and among Sumitomo Life Insurance Company, SLIC Financial Corporation and Symetra Financial Corporation		8-K	2.1	001-33808	August 11, 2015
3.1	Amended Bylaws of Symetra Financial Corporation effective January 21, 2010, as amended August 10, 2015	X
10.1	Credit Agreement, dated as of October 16, 2015, among Symetra Financial Corporation, the lenders party thereto and U.S. Bank National Association, as Administrative Agent		8-K	10.1	001-33808	October 16, 2015
10.2
First Amendment, dated as of October 6, 2015, to Credit Agreement, dated as of August 28, 2014, among Symetra Financial Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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
101
The following materials from Symetra Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Condensed Notes to the Consolidated Financial Statements.
X
_________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMETRA FINANCIAL CORPORATION

Date: November 6, 2015	By:	/s/ Thomas M. Marra
Name: Thomas M. Marra
Title: President and Chief Executive Officer

Date: November 6, 2015	By:	/s/ Margaret A. Meister
Name: Margaret A. Meister
Title: Executive Vice President and Chief Financial Officer